Form 10-Q
period 1999-03-31
FOREIGNTV COM INC
filed 1999-05-20
CIK 1077634

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

               or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-25667

                              foreignTV.com,Inc.
            (Exact name of registrant as specified in its charter)

             Delaware                                       13-4037641
   (State or other jurisdiction                         (I.R.S. Employer
 of incorporation or organization)                      Identification No.)

               162 Fifth Avenue, Suite 1005A, New York, NY 10010
                   (Address of principal executive offices)

                                (212) 206-1121
             (Registrant's telephone number, including area code)

              Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

               Applicable only to Issuers Involved in Bankruptcy
                  Proceeding During the Preceding Five Years:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d0 of the Securities Exchange Act 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Applicable Only to Corporate Issuers:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     10,000,000 shares of Common Stock at May 20, 1999

                        Part 1 - Financial Information

Item 1.  Financial Statements

     The condensed financial statements included herein have been prepared by foreignTV.com,Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulation, the Company believes that the disclosures made herein are adequate to make the information presented not misleading.

                              foreignTV.com,Inc.
                   (a corporation in the development stage)

                                 BALANCE SHEET
                                  (Unaudited)
                                March 31, 1999

                                    ASSETS
                                    ------

Current Assets

   Cash                                                $ 12,851
   Subscriptions receivable                                 400
   Deferred Offering Costs                              118,166
                                                       --------

       Total Assets                                    $131,417
                                                       ========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
Due To Officer                                         $112,631
Due to Affiliate                                         14,250
                                                       --------
   Total Current Liabilities                           $126,881
                                                       --------

Commitments and Contingencies                            -
Shareholders' equity
   Preferred Stock, $.01 par value;
       Authorized 5,000 shares,                          -
       issued and outstanding: -0- shares
Common Stock, $.01 par value;
     Authorized 30,000,000 shares,                       83,000
          issued and outstanding: 8,300,000 shares
Additional paid in Capital                               -
Accumulated Deficit                                    $(78,464)
                                                       --------

  Total Shareholders' Equity                              4,536
                                                       --------
                                                       $131,417
                                                       ========

   The accompanying notes are an integral part of these Financial Statements.

                              foreignTV.com,Inc.
                   (a corporation in the development stage)

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                       Three Months Ended March 31, 1999


Operating Expenses


   Officer's compensation                       $ 41,098
   Licensing fees                                 19,650
   Rent                                            7,119
   Telephone                                       5,779
   Office                                          4,818
                                                --------
       Total operating expenses                 $ 78,464
                                                --------

       Net loss                                 $(78,464)
                                                ========


The accompanying Notes are an integral part of these Financial Statement
                              foreignTV.com,Inc.
                   (a corporation in the development stage)

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
           For the Period from November 12, 1998 (date of inception)
                               to March 31, 1999



                                                                                            Accumulated
                                     Common Stock                    Additional Paid       Deficit During       Total
                             --------------------------                    in                Development     Shareholder's
                              Shares            Amount                   Capital              Stage             Equity
                             ----------        --------              ----------------    -----------------    -------------

Beginning Balance                -                -                          -                   -                    -
Issuance of Common
     Stock for
     Subscriptions             8,300,000       83,000                   $    -                   -                $ 83,000


Less subscriptions
     receivable                               (83,000)                       -                   -                 (83,000)

Balance at
     December 31, 1998         8,300,000          -                          -                   -                     -
                               ---------       -------                  --------            --------               --------

Subscriptions received                         83,000                        -                   -                  83,000

Net loss for the quarter
     ended March 31, 1999                                                                   $(78,464)               78,464
                                                                                            ========

Balance at
     March 31, 1999            8,300,000     $ 83,000                        -              $(78,464)             $  4,536
                               =========     ========                                       ========              ========

   The accompanying Notes are an integral part of these Financial Statements
                              foreignTV.com,Inc.
                   (a corporation in the development stage)

                            STATEMENT OF CASH FLOWS
                                  (Unaudited)
                       Three Months Ended March 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                 $ (78,464)


   Changes in assets and liabilities
       Prepaid offering Costs              (94,132)
       Due from shareholder                105,961
       Due from affiliate                   14,250
                                         ---------
Net cash used in operating activities      (52,385)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from Sale of common stock       65,236
                                         ---------

       NET INCREASE IN CASH                 12,851

CASH, beginning of period                        -

CASH, end of period                      $  12,851
                                         =========

Supplemental cash flow disclosure
    Payments made by officers on
      behalf of the company                             $  17,364

    The accompanying Notes are an integral part these Financial Statements

                                 ForeignTV.com

                         NOTES TO FINANCIAL STATEMENTS

1 - Organization

  foreignTV.com, Inc. (the "Company"), a Delaware corporation in the development stage, was founded on November 12, 1998. The Company was organized to develop opportunities as an Internet broadcaster specializing in international content not available from other sources. The Company proposes to develop a network of Internet web sites, using domain names that will be licensed or otherwise acquired to offer viewers foreign newscasts and other programming produced in various locations throughout the world.

  The Company is currently in the development stage. Substantially all activities of the Company to date relates to its formation and proposed fund raising. For the period from November 12, 1998 (date of inception) through March 31, 1999 there were no material operations or cash activities on the part of the Company.

  The Company's ability to commence operations is contingent upon its ability to obtain financing through an initial public offering of the Company's securities (the "IPO"). Note 8 discusses the details of the proposed IPO.

2 - Summary of Significant Accounting Policies

Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting For Income Taxes" ("SFAS 109"). SFAS 109 requires a company to recognize deferred income tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns.

     Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. At March 31, 1999 there were no such differences.

Use Of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Effect Of Recently Issued Accounting Standards

     In June 1997 the Financial Accounting Standards Board ("FASB") issued two new disclosure standards.

     SFAS No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investment by owners and distributions to owners.

     SFAS No. 131 ("SFAS No. 131") "Disclosure About Segments of an Enterprise and

Related Information", which supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.

     Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

     During February 1998 the FASB issued SFAS No. 132 ("SFAS No. 132") "Employers Disclosure about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pension and other postretirement benefits. The adoption of SFAS No. 132 in 1998 is not expected to impact the Company's current disclosure.

3 - Preferred Stock

     The Company is authorized to issue preferred stock and to fix the rights, preferences, privileges, and restrictions thereof, including dividend rights, conversion rights, voting rights, redemption terms and liquidation preferences.

4 - Subscription Receivables

     During the quarter ended March 31, 1999 and subsequently, substantially all stock subscriptions were paid in full.

5 - Due To Officers

     Amounts due to Officers are non-interest bearing and due on demand.

6 - License Agreements

     The Company entered into two license agreements with related parties beginning January 1, 1999 for the sole and absolute use of certain Internet domain names. One of the agreements is with an officer and director of the Company and other is with a not-for-profit organization whose board of directors is substantially identical to that of the Company. The term of the agreements is twenty five years through December 31, 2023 with an additional renewal period of twenty five years thereafter. The agreements require the Company to pay license fees which begin at $600 per domain names and escalate to $2,500 per domain name through the twenty fifth year of the agreement. Thereafter, the fee increase is based on the Consumer Price Index, This agreement with the not-for-profit organization also requires the Company to provide office space, on its premises, for up to four employees of the not-for-profit organization for up to three years.

7 - Stock Option Plan

     The Company's Board of Directors has approved a stock option plan. (the "Plan"). The Plan, which is subject to shareholder approval, provides for issuance of up to 400,000 options (the "Options") to acquire shares of the Company's Common Stock.

     The Options are intended to qualify either as incentive stock options ("Incentive Stock Options") within the meaning of Section 422 of the Internal Revenue Code of 1986 or as options which are not intended to meet the requirements of such section ("Nonstatutory Stock Options"). The Options may be granted under the Plan to persons who, in the case of Incentive Stock Options, are key employees (including officers) of the Company or, in the case of Nonstatutory Stock Options, are key employees (including officers) and nonemployee directors of the Company, except that Nonstatutory Stock Options may not be granted to a holder of more than

10% of the total voting power of the Company.

     The exercise price of all Incentive Stock Options granted under the Plan must be at least equal to the fair market value of such shares on the date of grant or, in the case of Incentive Stock Options granted to the holder of 10% or more of the Company's Common Stock. at least 110% of the fair market value of such shares on the date of grant. The exercise price of all Nonstatutory Stock Options granted under the Plan shall be determined by the Board of Directors of the Company at the time of grant. The maximum exercise period for which the Options may be granted is ten years from the date of grant (five years in the case of Incentive Stock Options granted to an individual owning more than 10% of the Company's Common Stock). The aggregate fair market value (determined at the date of the option grant) of such shares with respect to which Incentive Stock Options are exercisable for the first time by the holder of the option during any calendar year shall not exceed $100,000.

     The FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), which will require companies either to reflect in their financial statements or reflect as supplemental disclosure the impact on eamin2s and earnings per share of the fair value of stock based compensation using certain pricing models for the option component of stock option plans. As of March 31, 1999, no options have been granted under the Plan. Disclosure, as required SFAS 123, will be made upon the issuance of options.

8 -  Proposed Initial Public Offering

     The proposed IPO calls for the Company to offer for public sale up to 1,700,000 units (the "Units") at a price of $6.00 per Unit. Each Unit consists of one share of Common Stock, $.01 par value, and one redeemable warrant. Each warrant entitles the holder to purchase from the Company one share of Common Stock at an exercise price of $9.00. The warrants will be exercisable at any time, until they expire three years after the effective date of the proposed IPO. The warrants may be redeemed by the Company. in whole or in part, at any time upon at least 30 days prior written notice to the registered holders, at a price of $.05 per warrant, provided that the closing bid price of the Common Stock was at least $12.00 for the 20 consecutive trading days ending on the third business day preceding the date of the Company's giving of notice of redemption to the warrant holders, and provided there is then a current registration statement in effect for the shares underlying the warrants.

     The Units are being offered for public sale on the Company's behalf by the Underwriter, as the Company's exclusive agent, on a "best efforts, all or none basis as to the first 850,000 Units and, if such 850,000 Units are sold, on a "best efforts" basis as to the remaining 850,000 units. The Underwriter has not committed to purchase any of the Units for its own account.

     In connection with the proposed IPO, the Company will sell to the Underwriter, for nominal consideration, warrants to purchase Units (the "Underwriter's Unit Warrants") at the rate of one Underwriter's Unit Warrant for each ten Units sold in the Proposed Offering, up to a maximum of 170,000 Underwriter's Unit Warrants. The units issuable upon exercise of the Underwriter's Unit Warrants are substantially identical to the Units. The Underwriter's Unit Warrants are exercisable at $9.90 per unit.

     As of March 31, 1999 the Company had recorded deferred charges of $107,472 relating to various expenses incurred in connection with the proposed IPO. Upon consummation of the proposed IPO these costs will be charged to equity. Should the proposed IPO prove to be unsuccessful these deferred costs, as well as any other additional expenses that may be incurred, will be charged to operations.

9 - Operating Leases

     The Company has agreed to indemnify certain of its officers for space used by the Company in their respective offices on a month to month basis. Rent expense for the three months ended March 31, 1999 amounted to $7,119.

10 - Contingency

     The Company has agreed to indemnify the Underwriter against certain liabilities, including liabilities under the Securities Act. The Company has also agreed to pay to the Underwriter an expense allowance on a non-accountable basis equal to 1 1/2% of the gross proceeds derived from the sale of the Units.

11- Subsequent Event

     On May 20, 1999, the Company successfully consummated the IPO when it completed the sale of 1,700,000 Units, from which it derived net proceeds, after payment of underwriting commissions and offering expenses, of approximately $8.9 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     We are in a developmental stage. We have not generated any revenues to date. Our business plan assumes that we will not derive any significant revenues from either advertising sales or e-commerce prior to April 2000. Our entire activity since our inception has been to prepare for our proposed fundraising through an offering of our equity securities.

     Substantially all of our expenses through March 31, 1999 are attributable to deferred costs of our IPO, which we successfully completed on May 20, 1999, resulting in our receipt of net proceeds of approximately $8.9 million.

     We intend to use the net proceeds from the IPO for the development of our primary site at foreignTV.com and for the development and establishment of four Web sites, for the establishment of a European operations base and for program development. Our initial location-specific Web sites are expected to be london-TV.com, parisTV.com, berlinTV.com and the tokyoTVchannel.com., for a total of five sites. We expect to substantially increase our expenditures to promote our proposed foreignTV.com network in an effort to develop advertising revenues and e-commerce tie-in commissions.

     We commenced broadcasting on the primary site at foreignTV.com in mid-April 1999. Our primary site contains daily news briefings from locations around the world as well as other programming. We intend to launch four location-specific Web sites by March 31, 2000, and additional Web sites at staged intervals thereafter, upon the successful completion of additional financing or if our proposed business becomes profitable.

Year 2000

     We have performed a review of our Year 2000 preparedness relative to our software and computer hardware. We believe that we will not incur material costs in connection with becoming Year 2000 complaint. In addition we have received communications form our service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have an adverse impact on our business.

Quantitative and Qualitative Information About Market Risk

     We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, either interest rate, foreign currency exchange, commodity price or equity rice risk. We have purchased no options and entered into no swaps. We have no bank borrowing facility which could subject us to the risk of interest rate fluctuations.

                          PART II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27 - Financial Data Schedule
         (b) None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized

                                    foreignTV.com, Inc.
                                    (registrant)

Dated: May 20, 1999                 By:  /s/ Jonathan Braun
                                         ------------------
                                         Jonathan Braun
                                         Vice Chairman
                                         (Principal Executive Officer)


                                    By:  /s/ Marc D. Leve
                                         ----------------
                                         Marc D. Leve
                                         Treasurer
                                         (Principal Financial Officer and
                                         Accounting Officer)