Form 10-Q
period 1999-06-30
FOREIGNTV COM INC
filed 1999-08-20
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDING JUNE 30, 1999

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25667

foreignTV.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4037641

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

162 Fifth Avenue, Suite 1005A, New York, NY 10010

(Address of principal executive offices)

(212) 206-1121

(Registrant's telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

Yes_X__      No___

The number of shares of Common Stock, par value $ .01 per share, outstanding as of August 12, 1999 is 9,978,433 shares.

INDEX TO FORM 10-Q

June 30, 1999

PART I. Financial Information		Page #

Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet
	June 30, 1999	3

	Consolidated Statements of Operations
	Three months ended June 30, 1999	4
	Six months ended June 30, 1999	5

	Consolidated Statements of Cash Flows	6
	Six months ended June 30, 1999

	Notes to Consolidated Financial Statements (unaudited)	7

PART II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures	14

foreignTV.com, Inc. and subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET

	June 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,180,925	$-
Marketable Securities	4,448,509	-

Total Current Assets	7,629,434

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	442,164	-

OTHER ASSETS
Security deposits	4,250	-
Deferred Operating Costs	-	6,670

TOTAL OTHER ASSETS	4,250	6,670

TOTAL ASSETS	$8,075,848	$6,670

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES
Accrued Expenses	$165,176	$-
Due to related parties	19,650	6,670

TOTAL LIABILITIES	184,826	6,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value
5,000 shares authorized
Issued and outstanding -0- shares	-	-
Common stock, $.01 par value;
30,000,000 shares authorized, 9,978,433 and
8,300,000 issued and outstanding, respectively	99,784	83,000
Paid in capital	8,855,269	-
Subscription receivable	-	(83,000)
Accumulated Deficit	(1,064,031)	-

TOTAL STOCKHOLDERS' EQUITY	7,891,022	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,075,848	$6,670

See notes to consolidated financial statements

foreignTV.com, Inc. and subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended
June 30, 1999

Revenue	$-

Selling, General and Administrative Expenses	955,789

Operating Loss	(955,789)

Other Income
Interest Income	27,371
Loss on Marketable Securities	(56,468)

Loss Before Taxes	(984,886)

Income Tax Expense	681

Net Loss	$(985,567)

Weighted average shares of common stock	9,418,955
outstanding

Net loss per share	$(0.10)

See notes to consolidated financial statements

foreignTV.com, Inc. and subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Six months ended
June 30, 1999

Revenue	$-

Selling, General and Administrative Expenses	1,034,253

Operating Loss	(1,034,253)

Other Income
Interest Income	27,371
Loss on Marketable Securities	(56,468)

Loss Before Taxes	(1,063,350)

Income Tax Expense	681

Net Loss	$(1,064,031)

Weighted average shares of common stock
outstanding	8,779,552

Net loss per share	$(0.12)

See notes to consolidated financial statements

foreignTV.com, Inc. and subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six months ended
June 30, 1999

CASH FLOW FROM
OPERATING ACTIVITIES:
Net loss	$(1,064,031)
Depreciation	14,722
Increase in other assets	(4,250)
Increase in accrued expenses	165,176
Increase in due to related parties	19,650

NET CASH PROVIDED BY OPERATIONS	(868,733)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of capital expenditures	(456,886)
Increase in marketable securities	(4,448,509)

NET CASH USED BY INVESTING ACTIVITIES	(4,905,395)

CASH PROVIDED BY FINANCING ACTIVITIES
Sale of common stock	8,872,053
Decrease in subscription receivable	83,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,955,053

NET INCREASE IN CASH	3,180,925

CASH, beginning of the period	-

CASH, end of the period	$3,108,925

See notes to consolidated financial statements.

foreignTV.com, Inc and subsidiaries

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation.

The accompanying unaudited consolidated financial statements of foreignTV.com, Inc. (the " Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the six months period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

Note 2. Summary of Significant Accounting Policies.

Principles of consolidation.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

Cash and cash equivalents.

The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

Development Stage Enterprise.

Due to the start-up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No.7. The separate presentation of accumulated operations and cash flows have not been presented separately since such operations and cash flows of the Company also represent the accumulated operations and cash flows of the Company.

Property and Equipment.

Property and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Major betterment and improvements, which extend the useful life of the related item, are capitalized and depreciated. Depreciation is provided for over the estimated useful lives of the individual assets using accelerated and straight-line methods.

Fair value of financial instruments.

The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Stock based compensation.

The Company accounts for employee stock options in accordance with APB Opinion No.25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No.123, as of December 31, 1998.

Note 3. Common Stock.

In June 1999, the Company culminated the sale of 1,678,433 shares of common stock and 1,678,433 warrants for $10,070,598 in the Company's initial public offering. The expenses of the stock offering were recorded as a reduction of paid-in-capital.

Note 4. Subsidiaries.

The Company has formed wholly owned subsidiaries in France, Netherlands and Israel to facilitate the gathering of content for the Company's web site.

Note 5. Stock Options.

During May and June 1999 the Company issued to consultants 5-year options to purchase 80,000 shares of the Company's common stock at an exercise price of $6.00 per share, such price being in excess of the then market price of the Company's common stock. The Company has received benefits in exchange for such options, which the Company believes is worth approximately $64,000 or $.80 per share and related amount was recorded as expense. In addition, the Company issued to employees of the Company options pursuant to its 1999 Stock Option Plan, options to purchase 80,000 shares of the Company's common stock at $6.00 per share.

Note 6. Commitments and Contingencies.

In April 1999 the Company signed a seven-year lease to rent premises for its offices in New York for approximately $13,250 a month. In lieu of a security deposit the lease is secured by a letter of credit for $79,500.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are in a developmental stage. We have not generated any revenues to date. Our business plan assumes that we will not derive any significant revenues from either advertising, sales, e-commerce or other activities prior to April 2000.

Our company was founded on November 12, 1998. From inception until our initial public offering (IPO) became effective on April 13, 1999, our entire activity was to prepare for our proposed fundraising through an offering of our equity securities in the IPO. Substantially all of our expenses during last quarter and throughout April, 1999 are attributable to deferred costs of our IPO, which we successfully completed on May 20, 1999. Our IPO resulted in our receipt of net proceeds of approximately $8.87 million. Funds from the net proceeds that are not being immediately used have been invested in short-term, investment grade, interest-bearing instruments. Due to fluctuations in the Federal interest rates, the investment grade securities held by us experienced a decline of $56,468 (approximately 1.25%) at the end of the three-month fiscal period ended June 30, 1999.

We intend to use, and have been using, the net proceeds from the IPO for the development of our primary site at foreignTV.com and for the development and establishment of four Web sites, for the establishment of a European operations base and for program development of our international and niche sites. Our initial location-specific Web sites are expected to be london-TV.com, parisTV.com, berlinTV.com and the tokyoTVchannel.com., for a total of five sites. We expect to substantially increase our expenditures to promote our proposed foreignTV.com network in an effort to develop advertising revenues and e-commerce tie-in commissions.

We commenced broadcasting on the primary site at foreignTV.com in mid-April 1999. Our primary site contains daily news briefings from locations around the world, fashion videos, music videos, features, interviews, as well as other programming. We intend to launch four location-specific Web sites by March 31, 2000, and additional Web sites at staged intervals thereafter, upon the successful completion of additional financing or if our proposed business becomes profitable. We believe that our success will depend largely on our ability to become a leading source for streaming media broadcasting of international and other niche programming on the Web. Accordingly, we intend to invest heavily in order to develop our network infrastructure, acquire content and in sales and marketing. We expect to continue to incur substantial operating losses for the foreseeable future.

During the three-month fiscal period quarter ending June 30, 1999, we invested heavily in and incurred significant expenditures and costs for developing a network infrastructure required for large-scale streaming media broadcasts and in implementing our business plan. Among other activities, we concentrated on the following:

  Constructing, designing and substantially growing our primary Web site, increasing the average number of streaming video programs broadcast on the site nine-fold, from one in April to 9.6 in June;

  Beginning the acquisition and production of content and the broadcasting of streaming-video features on our site;

  Producing and/or licensing, editing and broadcasting over 250 unique streaming-video reports on our Website;

  Increasing the traffic on our Website from approximately 21,000 hits in April, when we began operations, to more than 690,000 hits for the month of June. Subsequently this amount more than doubled in July;

  Beginning construction of our leased New York studio, offices and other facilities;

  Leasing facilities in Old Greenwich, Connecticut and Paris, France;

  Hiring key staff for marketing, music, production, and other aspects of our business;

  Hiring and engaging reporters such as Pulitzer Prize winning, Peter Arnett, and other persons, to create compelling content for broadcast on our Website;

  Creating a unique world-music radio station on the Web, foreignTVRadio, which was launched on July 6, 1999; and

  Acquiring over 500 new domain names.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that a description of our revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our business plan assumes that we will not derive any significant revenues from either advertising, sales, e-commerce or other activities prior to April 2000. Our business plan further assumes that we will continue to invest and expend substantial funds to build the infrastructure of our large-scale streaming-video broadcasting business on the Web.

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

Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, either interest rate, foreign currency exchange, commodity price or equity price risk. We have purchased no options and entered into no swaps. We have no bank borrowing facility which could subject us to the risk of interest rate fluctuations. The predominant share of our funds is invested in interest-bearing investment grade securities, the yield and value of which are subject to Federal interest rate fluctuations.

Forward-Looking Statements

The Management's Discussion and Analysis above contains forward-looking statements within the meaning of Federal securities law. You can identify these statements because they use forward-looking terminology such as "may," "will," "expect," "anticipate," " estimate," "continue," "believe," " intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information. We have based all forward-looking statements included in Management's Discussion and Analysis on information currently available to us, and we assume no obligation to update any such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, actual results could differ materially from those projected in the forward-looking statements.

We caution you that our business and financial performance are subject to substantial risks and uncertainties. Potential risks and uncertainties include, among others, those risk factors set forth in the Company's S-1 Registration Statement, as amended, as filed with the SEC, for the Company's initial public offering that became effective on April 13, 1999.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

    (10.1) Employment Agreement with Graham Cannon

    (10.2) Lease for premises situated at 120 Fifth Avenue, New York, New York.

    (27) Financial Data Schedule

  (b) Reports on Form 8-K:

    None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

foreignTV.com, Inc. (registrant)

Dated: August 19, 1999	By:	/s/ Marc D. Leve

Marc D. Leve, Vice President - Legal Affairs, General Counsel and Secretary