Form 10-Q
period 1999-09-30
FOREIGNTV COM INC
filed 1999-11-15
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
--------------------
FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDING SEPTEMBER 30, 1999

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25667

foreignTV.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4037641
-----------	--------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Fifth Avenue, Seventh Floor, New York, NY 10011
-------------------------------------------------
(Address of principal executive offices)

(212) 993-9400
-------------
(Registrant's telephone number, including area code)

162 Fifth Avenue, Suite 1005A, New York, NY 10010
------------------------------------------------------------
(Former address that was changed since last report)

NOT APPLICABLE
------------------------------------------------------------
(Former name and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

Yes   X        No

The number of shares of Common Stock, par value $ .01 per share, outstanding as of November 12, 1999 is 9,978,433 shares.

INDEX TO FORM 10-Q

September 30, 1999

PART I. Financial Information		Page #

Item 1.	Financial Statements (unaudited):
	Consolidated Balance Sheet
	September 30, 1999	3

	Consolidated Statements of Operations
	Three months ended September 30, 1999	4
	Six months ended September 30, 1999	5

	Consolidated Statements of Cash Flows
	Six months ended September 30, 1999	6

	Notes to Consolidated Financial Statements (unaudited)	7

	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

PART II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures	14

foreignTV.com, Inc. and subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 1999	December 31, 1998
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,137,323	$ --
Marketable Securities	4,482,422	--
Other current assets	99,497	--
Total Current Assets	5,719,242	--

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	955,290	--

OTHER ASSETS
Security deposits	109,694	--
Deferred Operating Costs	--	6,670
Total Other Assets	109,694	6,670

TOTAL ASSETS	$ 6,784,226	$ 6,670

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$ 152,549	$ --
Accrued Expenses	130,806	--
Due to related parties	--	6,670
Total Current Liabilities	283,354	6,670

COMMITMENTS AND CONTINGENCIES	--	--

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value
5,000 shares authorized
Issued and outstanding -0- shares	--	--
Common stock, $.01 par value;
30,000,000 shares authorized, 9,978,433 and
8,300,000 issued and outstanding, respectively	99,784	83,000
Paid in capital	8,786,269	--
Subscription receivable	--	(83,000)
Accumulated Deficit	(2,381,034)	--
Accumulated other comprehensive income	(4,147)	--
Total Stockholder's Equity	6,500,872	--
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,784,226	$ 6,670

See notes to consolidated financial statements

foreignTV.com, Inc. and subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three months ended September 30, 1999

Revenue	$ 5,000

Production, Selling, General and Administrative Expenses	1,383,930

Operating Loss	(1,378,930)

Other Income
Interest Income	95,934
Loss on Marketable Securities	(33,980)

Loss Before Taxes	(1,316,976)

Income Tax Expense	--

Net Loss	$ (1,316,976)

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(4,147)

Comprehensive Income	$ (1,321,123)

Weighted average shares of common stock
outstanding	9,978,433

Net loss per share	$ (0.13)

See notes to consolidated financial statements

foreignTV.com, Inc. and subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Nine months ended September 30, 1999

Revenue	$ 5,000

Production, Selling, General and Administrative Expenses	2,418,208

Operating Loss	(2,413,208)

Other Income
Interest Income	123,305
Loss on Marketable Securities	(90,451)

Loss Before Taxes	(2,380,353)

Income Tax Expense	681

Net Loss	$ (2,381,034)

Other Comprehensive Income, net of tax:
Foreign currency translation adjustments	(4,147)

Comprehensive Income	$ (2,385,181)

Weighted average shares of common stock
outstanding	9,139,217

Net loss per share	$ (0.26)

See notes to consolidated financial statements

foreignTV.com, Inc. and subsidiaries
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine months ended September 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,381,034)
Depreciation	58,127
Amortization	9,348
Increase in other current assets	(99,497)
Increase in other assets	(109,694)
Increase in accounts payable	152,549
Increase in accrued expenses	130,806

NET CASH USED BY OPERATIONS	(2,239,396)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of capital expenditures	(1,022,765)
Increase in marketable securities	(4,482,422)

NET CASH USED BY INVESTING ACTIVITIES	(5,505,187)

CASH PROVIDED BY FINANCING ACTIVITIES:

Sale of common stock	8,803,053
Decrease in subscription receivable	83,000
Accumulated other comprehensive income	(4,147)

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,881,906

NET INCREASE IN CASH	1,137,323

CASH, beginning of the period	--

CASH, end of the period	$ 1,137,323

See notes to consolidated financial statements.

foreignTV.com, Inc and subsidiaries

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. Basis of Presentation.

The accompanying unaudited consolidated financial statements of foreignTV.com, Inc. (the " Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the nine months period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.

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

Comprehensive income.

The Company adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statements of Operations.

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

Note 5. Stock Options.

During the three-month fiscal period ending September 30, 1999 the Company issued to consultants 5-7 year options to purchase 210,000 shares of the Company's common stock at an exercise price of $6.00 per share, such price being in excess of the then market price of the Company's common stock. In addition, the Company issued or agreed to issue to employees of the Company options pursuant to its 1999 Stock Option Plan, options to purchase 82,000 shares of the Company's common stock at $6.00 per share.

Note 6. Commitments and Contingencies.

In April 1999 the Company signed a seven-year lease to rent premises for its offices in New York for approximately $13,250 a month. In lieu of a security deposit the lease is secured by a letter of credit for $79,500.

Beginning as of July 1, 1999, the Company guaranteed its French subsidiary's three-year lease agreement to rent premises for its offices in Paris, France for FFR 47,430 (currently equivalent to approximately $7,500) per month, which amount is index-linked, in accordance with the INSEE construction industry index in France.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are in a developmental stage. We have not generated any material revenues to date. Our current business plan assumes that we will not derive any significant revenues from advertising, sales, e-commerce or other activities prior to April 2000.

Our company was founded on November 12, 1998. From inception until our initial public offering (IPO) became effective on April 13, 1999, our entire activity was to prepare for fundraising through an offering of our equity securities in the IPO. Substantially all of our expenses from the beginning of the year and throughout April, 1999 are attributable to deferred costs of our IPO, which we successfully completed on May 20, 1999. Our IPO resulted in our receipt of net proceeds of approximately $8.87 million. Funds from the net proceeds that are not being immediately used have been invested in short-term, investment grade, interest-bearing instruments. Due to fluctuations in the Federal interest rates, the investment grade securities held by us experienced a decline of $33,980 (approximately 0.76%) at the end of the three-month fiscal period ending September 30, 1999.

We intend to use, and have been using, the net proceeds from the IPO for the development of our primary site at foreignTV.com and for the development and establishment of additional Web sites, for the establishment of a European operations base and for program development of our international and niche sites. In addition to our efforts to build location-specific Web sites, such as parisTV.com and tokyoTVchannel.com, we intend to launch several niche channels during the next three-month fiscal period, including wildernessTV.com, trancemusicTV.com, railwayTV.com, foreignfilmTV.com, and filmnoirTV.com, by the end of November, 1999. We expect to substantially increase our expenditures to promote our proposed foreignTV.com network in an effort to develop advertising revenues and e-commerce tie-in commissions.

We commenced the delivery of streaming video media content on the primary site at foreignTV.com in mid-April 1999. Our primary site contains daily information and entertainment content from around the world, fashion videos, music videos, features, interviews, as well as other programming. We intend to launch several location-specific and niche Web sites by March 31, 2000, and additional Web sites at staged intervals thereafter, upon the successful completion of additional financing or if our proposed business generates sufficient cash flow. We believe that our success will depend largely on our ability to become a leading source for streaming media broadcasting of international and other niche programming on the Web. Accordingly, we intend to invest heavily in order to develop our network infrastructure, acquire content and in sales and marketing. We expect to continue to incur substantial operating losses for the foreseeable future.

During the three-month fiscal period quarter ending September 30, 1999, we continued to invest heavily in and incurred significant expenditures and costs for developing a network infrastructure required for large-scale streaming media broadcasts and in implementing our business plan. Among other activities, we concentrated on the following:

  Continuing to construct, redesign and substantially grow our primary Web site, significantly increasing the average number of streaming-video programs shown on the site from 9.6 in June 1999, to 40 by September 1999.

  Continuing the acquisition and production of content and the broadcasting of streaming-video features on our site;

  Continuing to produce, license, edit and make available on our Web site hundreds of unique on-demand streaming-video reports;

  Increasing the traffic on our Web site from approximately 694,000 hits for the month of June to over 2.3 million hits for the month of September, 1999;

  Delivering an extensive selection of features, reports and interviews on-line and on-demand on our Web Site;

  Developing an e-commerce site, for the sale of goods at foreignTV.com's store, named, " TV.commerce", which was subsequently launched in early November;

  Completing the construction and moving our operations into our leased New York facilities;

  Hiring staff for marketing, production, encoding and other aspects of our business;

  Engaging well-known content providers such as Dr. Ruth Westheimer and other persons, to create compelling content for broadcast on our Web site;

  Increasing our domain name library to over 1,000 names, for use by future channels.

In view of the rapidly evolving nature of our business and our limited operating history, we believe that a description of our revenues and operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our business plan assumes that we will not derive any significant revenues from either advertising, sales, e-commerce or other activities prior to April 2000. Our business plan further assumes that we will continue to invest and disburse substantial funds to build the infrastructure of our large-scale streaming-video broadcasting business on the Web.

During the three-month fiscal period ending September 30, 1999, we hired a new Treasurer and Chief Financial Officer, Mr. Harold I. Berliner and appointed Mr. Graham Cannon, our Vice President, Marketing to serve also as our Chief Operations Officer.

Year 2000

We have performed a review of our Year 2000 preparedness relative to our software and computer hardware. We believe that we will not incur material costs in connection with becoming Year 2000 compliant. In addition we have received communications from our product and service providers stating that they are generally on target to become Year 2000 compliant in 1999 if they have not already done so. There can be no assurance that these third party product and service providers will complete their own Year 2000 compliant projects in a timely manner and that failure to do so would not have an adverse impact on our business.

Quantitative and Qualitative Information About Market Risk

We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, foreign currency exchange, commodity price or equity price risk. We have purchased no options and entered into no swaps. We have no bank borrowing facility which could subject us to the risk of interest rate fluctuations. The predominant share of our funds are invested in interest-bearing investment grade securities, the yield and value of which are subject to Federal interest rate fluctuations. Due to fluctuations in the Federal interest rates, the investment grade securities held by us experienced a decline of $33,980 (approximately 0.76%) at the end of the three-month fiscal period ending September 30, 1999.

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

   PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

(10.1)	Employment Agreement with Harold I. Berliner

(10.2)	Employment Agreement with Elorian C. Landers

(27)	Financial Data Schedule

(b)	Reports on Form 8-K:

Items 4 and 7; on July 26, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrat has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

foreignTV.com, Inc.
(registrant)

Dated: November 12, 1999	By: /s/ Harold I. Berliner
Harold I. Berliner, Treasurer and Principal Financial and Accounting Officer