Form 10-K
period 1999-12-31
MEDIUM4 COM INC
filed 2000-03-30
CIK 1077634

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ---------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[_]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

Commission File Number 000-25667

                               Medium4.com, Inc.
                    (formerly known as foreignTV.com, Inc.)
            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                          13-4037641
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)            Identification No.)


              120 Fifth Avenue, Seventh Floor, New York, NY 10011
              (Address of Principal Executive Offices) (Zip Code)

      Registrant's telephone number, including area code: (212) 993-9400

                               ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share
                   Redeemable Common Stock Purchase Warrants
                               (Title of Class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant as of March 16, 2000 was approximately $56,000,000.

  Number of shares of common stock outstanding as of March 16, 2000:
10,178,433 shares.

                               ---------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                        Location in Form 10-K
                          Document                      in which Incorporated
                          --------                      ---------------------
      Portions of the proxy statement with respect to         Part III
      the 2000 annual meeting of stockholders to be
      filed with the SEC not later than 120 days after
      the close of the registrant's fiscal year

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               Medium4.com, Inc.

                                   FORM 10-K

                               Table of Contents

                                                                          Page
                                                                          -----
 PART I
 Item 1.  Business.....................................................     I-1
 Item 2.  Properties...................................................    I-11
 Item 3.  Legal Proceedings............................................    I-12
 Item 4.  Submission of Matters to a Vote of Security Holders..........    I-12

 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters......................................................    II-1
 Item 6.  Selected Financial Data......................................    II-1
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations....................................    II-2
          Quantitative and Qualitative Disclosures About Market Risks
 Item 7A. of Operations................................................    II-6
 Item 8   Financial Statements and Supplementary Data..................    II-6
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure.....................................    II-6

 PART III
 Item 10. Directors and Executive Officers of the Registrant...........   III-1
 Item 11. Executive Compensation.......................................   III-1
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management...................................................   III-1
 Item 13. Certain Relationships and Related Transactions...............   III-1

 PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K..........................................................    IV-1

 Signatures.............................................................    S-1

                                    PART I

Item 1. Business

Introduction

  We are one of the leading independent Internet broadcasters. We provide streaming audio and video content over four Internet "television" networks, which currently host nearly 40 distinct channels targeted to various market segments. We provide, on-demand, over 150 constantly changing videos, ranging from brief vignettes to full length features in a wide variety of subject matters.

  Since commencing our operations in April 1999, our business plan has evolved from the establishment of a single "foreign TV" network and the production of location-specific programming for viewing upon location-specific Web-sites, to the creation and operation of four distinct Internet-only networks, each consisting of numerous diverse "television" channels, offering unique content and niche programming. We produce some of our programming internally and purchase or license other programming from third parties.

Recent Developments

  We initially concentrated our efforts upon the origination and acquisition of international content in English, which we believed was not available in a similar format on the Internet, for our foreignTV.com network. Seeking to expand the breadth of our programming, we worked simultaneously to create additional channels for aggregating content on three other networks. By the end of 1999, we had launched three additional fully operational, uniquely branded streaming video networks, each hosting and featuring numerous channels of interest, with each channel offering thematic streaming media audio and video content. We currently make available on a daily basis over 150 videos, ranging from short clips of 2-3 minute duration to full-length feature movies. We have also amassed a library of more than 1,000 digitized and encoded videos for present and future use.

  Our design strategy and content sensibilities are intended to facilitate easy viewer access to streaming media content through a number of different means, thereby enhancing traffic, viewership, and usage. Considering www.foreignTV.com alone, we grew from less than 1,000 page views, when we commenced our operations in April 1999, to more than 120,000 page views during December 1999, representing over 39,000 unique users. According to our internally generated statistics, by the end of February 2000, the number of unique users, over all of our networks, exceeded 150,000 with approximately
1.4 million video/page views. At the current rate of growth, we expect by the end of March 2000 to exceed 200,000 unique users per month, with over two million video/page views monthly. We believe it is also significant that the average time per viewer on four channels is approximately 13 minutes, substantially longer than the industry average, indicating that our users are viewing all or substantial portions of many of our programs.

  To reflect the diversification of our programming, we changed our name in December 1999 from foreignTV.com, Inc. to Medium4.com, Inc.. We believe our new name also highlights our role, after traditional transmission, cable and satellite television delivery, as the fourth medium for television broadcasting.

Streaming Technology

  All of our content can be accessed through streaming technology. Streaming multimedia takes standard videotape formats and digitizes and compresses the information using encoder software. When a user opens or accesses an audio or video file, a portion of the data is downloaded in a matter of seconds into a form of computerized holding pen or "buffer" when the data starts to play, additional data is continuously downloaded to keep the holding pen full. Streaming technology thereby enables the simultaneous transmission and reception--or "broadcast"--of continuous "streams" of audio and video content. Streaming also mitigates copyright issues of some content developers who do not want their multimedia files to be downloaded and stored.

  Software is required to view streaming video, but many browsers currently have built in players. Programs which play streaming multimedia clips, such as Microsoft's Windows Media Player(TM) or RealNetwork's RealPlayer(TM), can be downloaded from the Internet for free. Tens of millions of users have downloaded programs for viewing streaming video since the technology has been available. Microsoft and Nielsen NetRatings estimate that in November 1999 alone, approximately 16.7 million viewers used a streaming media player, accounting for 23% of the total online audience for that month.

  Streaming technologies have evolved to deliver audio and video over widely used 56 kilobits per second ("kbps") narrow bandwidth modems. At such narrow or "low bandwidth" the quality of audio streaming-- listening to a radio station over the Internet--is comparable to ordinary FM radio reception. However, the quality of video, which requires much more data to download than audio streaming, is still inferior to that of conventional television. The streaming technologies are scaling upwards to take advantage of higher speed access that is provided by DSL, cable modems, T1 lines, and other emerging broadband technologies. T1 lines now offer improved picture quality, though it still does not rival the quality of a television broadcast. Bandwidth technologies have yet to progress to the point of implementing a full-scale video network which would allow a viewer to watch movies or television shows over the Internet, of the same quality currently available over conventional, cable or satellite television. However, we believe that in the near future technological improvements to compression and bandwidth and the introduction of multi-casting--where a broadcaster can send a single data stream to a virtually unlimited number of users--will allow streaming video quality to equal that of conventional tv broadcasting, and subsequently that the number of viewers, will increase dramatically.

  We believe that many of Fortune 1000 professionals already have broadband web access at work, reflecting a general trend toward cable and other faster Internet access. Moreover, it is estimated that by the end of the year 2002, 25% of all US households will use broadband connections, bringing the broadband viewing public to over 50 million. We believe that increased viewers to Internet sites utilizing streaming technology will give our channels a competitive edge over sites that do not utilize such technology.

  Streaming audio and video content over the Internet offers various advantages not generally available through traditional media. By using the Internet, streaming media content can be targeted at relatively low costs to a geographically dispersed audience of customers. Streaming multimedia also allows a user to view content on his or her own time "on demand," rather than at time pre-scheduled by television network. Moreover, the borderless nature of the Internet lets viewers watch beyond the geographic limits of traditional broadcast media. We believe that once the picture quality over the Internet is equivalent to that of television broadcasts, the average PC user will be drawn to the convenience and ease of calling up a program over the Internet instead of viewing traditional broadcast or cable television. In fact, reports indicate that already 35% of Web use comes at the expense of traditional television viewing. In addition, the Web enables access to audio and video content in office buildings and other workplaces, where radios and televisions are not widely used, but where Internet access is commonplace.

  Internet broadcasting has required us to design, develop, implement and integrate complex network elements, including video production, scalable bandwidth, streaming licenses, equipment and technical expertise, web design templating, and content publishing. The rapid evolution of streaming media technologies and lack of standardization also requires us to support multiple vendors.

  The broadcasting technology used to transmit our content over the Internet is licensed by us from leading streaming media broadcast hosts, and we contract with Internet service providers for network support. Most of our short pieces (up to approximately 10 minutes) are typically prepared for streaming in six different formats:

  .  Low band (56 kbs) for Real Media Player

  .  Low band (56 kbs) for Windows Media Player

  .  Medium band (100 kbs)--for Real Media Player

  .  Medium band (100 kbs)--for Windows Media Player

  .  High band (300 kbs)--for Real Media Player

  .  High band (300 kbs)--for Windows Media Player

  Our longer pieces, such as full-length movies, are typically prepared only in broadband format for the Windows Media Player, and are also featured as part of the Windows Broadband Jumpstart initiative, discussed later.

Our Content Strategy

  We have developed four networks, each hosting a collection of related channels of interest. Each channel is branded with its own logo and identifiable Internet address, the latter drawn from our library of more than 1,500 domain names, which distinctively reflects the content focus of the channel and the specialized programming it offers.

  The channels appearing on each network all share certain design, templating, navigational and other features. This commonality of elements and style across all channels and networks is intended to enhance our brands' identity and the viewer's familiarity and loyalty to our channels which in turn should encourage his or her return to our channels. At the same time, each channel has its own unique style and design that is flexibly tailored to the audience targeted by that channel. As a result, our networks provide a seamless aggregation of different, yet related content channels, which creates focused brand value for each individual channel and enhances the overall goodwill of the networks.

  Currently, all of our audio and video programming and content is available to viewers of our channels and networks free of charge. We are reviewing and testing the possibility of providing certain content on a pay-per-view or pay per download basis.

 Our Networks

  Our first and cornerstone network is ForeignTV.com. This network currently features the following five channels:

  . WorldNewsTV.com offers viewers foreign newscasts in English from over ten countries world-wide, including England, Ireland, Turkey, China, Jordan, Iran, and Italy. It also features reports from the Reuters news agency as well as original content, including exclusive interviews by our chief correspondent, Peter Arnett, and the Company's "UN Insider" Ian Williams. We also present special online video coverage of newsmaker events in our "World Briefing" section, which is produced in conjunction with the Council on Foreign Relations.

  . WorldLifestyleTV.com is a destination for personalities, places and events that defines global lifestyle with features, world travels of renowned consultant Dr. Ruth Westheimer, runway shows of the latest international fashions, and programs about clubs and restaurants throughout the world.

  . GlobalVillageTV.com features programs about local events, entertainment and culture, with a strong human-interest appeal. It provides viewers with a sense of what it is like to not only visit but actually live and work in a particular location. Most of these programs are original reports in English, from an American-style human-interest angle.

  . ForeignFilmTV.com features full-length foreign feature films, including those by Godard, Truffaut, and Fellini. This channel is showcased in Microsoft's Broadband Initiative.

  . AllWorldMusicTV.com is one of the Internet's leading streaming video site for sounds from around the world featuring full length music videos, reports and interviews of music stars throughout the world, including famous international performers, such as the Gipsy Kings, David Byrne, Miriam Makeba and Enrique Iglesias.

  During the first two months of 2000, we added StMoritzTV.com and AllChinaTV.com, the first of our location-specific foreignTV channels, to our ForeignTV.com network.

  We produce our original content both through the use of freelance producers located in various locations and from our employees located in New York and around the world. We have developed methods and procedures for efficient editing and publishing of material on templated areas on our channel sites.

  We believe our original programming fills a void left by the conventional US news media networks, that focus on wars, terrorist incidents, disasters and the like. Our content on the network's channels, such as GlobalVillageTV.com and WorldLifestyleTV.com, provides depth and perspective on international locales that are not available on conventional news networks or even on travel destination channels. The user traffic on ForeignTV.com has steadily increased since its unveiling, continues to increase each month, and still accounts for the majority of overall traffic on our four networks.

  StreamingUSA.com features a series of in-depth city channels providing users with entertaining programming and information on various U.S. locales. Our original insider features consist primarily of in-house productions created by our on-site correspondents. The following channels are currently offered on the StreamingUSA.com network:

  . ManhattanTV.com provides a video guide to the "city that never sleeps," taking the visitor behind the scenes to special events, restaurants, and shows throughout New York.

  . BlueHawaiiTV.com allows viewers to experience the fantasies and beauty that Hawaii has to offer.

  . MauiTV.com gives an in depth view of the second largest of the Hawaiian Islands.

  . LaLaTV.com features all aspects of the Los Angeles lifestyle from the mountains to the beaches and from Hollywood to the nightlife on Sunset Boulevard.

  . SouthernRockTV.com is a music channel focusing on interviews and music videos originating south of the Mason Dixon line.

  . AmericanaTV.com focuses on homebred American music, featuring videos and interviews with performers and songwriters.

  . HotSouthbeachTV.com brings timely and up-to-date reports on favorite fun spots in Miami.

  . TexasTV.com features the history, lore, tales, tunes and people of Texas.

  NicheTV.com features a broad range of interest-specific channels. We believe that as more and more television and other content channels are beamed into people's homes, people will prefer channels that offer a particular subject matter, such as a television station that solely broadcasts golf and golf-related shows.

  Although we originally planned to launch niche programming only after completing two location specific ForeignTV.com channels, we determined that we could accelerate the launch of several content-oriented channels simultaneously with the launch of our other networks. These narrowly focused niche channels target specific, geographically dispersed audiences and provide attractive content to cater to viewer's desire for both information and entertainment. The following channels are offered on the nicheTV.com network:

  . BarkTV.com presents entertaining and instructive audio and video content about man's best friend; everything from training tips to "puppy palaces."

  .  RailwayTV.com is a definitive window into the world of railways.

  . WildernessTV.com is a channel for adventure seekers and nature lovers, targeting both outdoors enthusiasts and armchair travelers.

  . FilmnoirTV.com presents full-length movies from the film noir genre and is one of the major participants in the Microsoft Windows Media Jumpstart initiative.

  .  ClassicHorrorTV.com features compilations of horror films.

  . WesternTV.com combines our in-house compilation of the western classics together with contemporary programming targeting enthusiasts of the "western" genre.

  . WorldPoliceTV.com gives in depth insight into the police, their training and methods, and presents compelling stories and interviews with law enforcement personnel.

  . SwordandSandalTV.com is another in our series of original compilations depicting gladiators, mythological characters and fables.

  . Year2000TV.com hosts well-known personalities who discuss their perspectives and opinions about the millennium.

  . ArtHistoryTV.com presents programming focused on the masters as well as coverage of contemporary art shows.

  .  AnimationCityTV.com, a joint venture with Brilliant Digital
     Entertainment, Inc., includes new and classic animated shorts, videos and "webisodes," including the Kiss Immortals animated feature.

  Medium4Music.com provides full-length music videos and recorded performances together with information and interviews with leading artists. The name of each channel, by means of its distinct domain name and Internet address, makes clear to the user which category of music is presented:

  .  TranceMusicTV.com               .  MartiniTV.com
  .  AllClassicalMusicTV.com         .  RootsReggaeTV.com
  .  AllLatinMusicTV.com             .  GothTV.com
  .  BritRockTV.com                  .  ClubMusicTV.com
  .  AllJazzTV.com                   .  ClassicMusicVideoTV.com
  .  AlternaMusicTV.com              .  OldSchoolRap.com

 Radio

  In addition to the networks of audio-visual streaming media channels, we recently launched the Web-based radio station ForeignTVRadio.com, which broadcasts a high quality, updated selection of world music. Our radio station also presents a list of our selections which is linked to our e-commerce site to enable the listener to purchase his or her favorite music. Our radio stations feature the hottest selling sounds from around the world, such as the music of Andrea Bocelli, the Buena Vista Social Club and Enrique Iglesias.

Navigation on our Web-sites

  Viewers can gain ready and easy access, free of charge, to our audio and video content through a variety of different means:

  . Access through our Networks: The viewer can access any channel upon one of our four networks from that network's separate home page:

    .  By clicking on the channel logo;
    . By clicking on the channel name appearing on the "channel changer" at the side of the computer screen; or
    .  By clicking on the name of the channel at the bottom of the screen.

  In addition, each network offers a featured video on the network home page, which can be immediately viewed.

  . Between Channels: Each channel is also directly accessible from any other channel on the network. Thus, the viewer experiencing
     AllLatinMusicTV.com is no more than one "click" away from RootsReggaeTV.com.

  . Between Networks: Each of our branded networks co-promotes the other networks and facilitates easy navigation between them. Each network contains hyperlinks to each of the other three networks, as well as to our corporate home page, and to our e-commerce opportunities, sponsors, and other features.

  . Direct access to Channel Site: Each channel on our networks can be accessed through an identifiable, branded, Internet address, drawn from our library of approximately 1,500 unique domain names, each of which distinctively reflects the content focus of its corresponding channel. Thus, a viewer seeking world news can point his or her browser to our ForeignTV.com network's www.WorldNewsTV.com and find aggregated news reports from throughout the world. The dog owner can find compelling programming about his favorite pet on www.barktv.com. and a classic music lover can go directly to AllClassicalMusicTV.com to experience performances, interviews and other related content.

  . Access through our corporate home page: The user who visits our home page at www.medium4.com will find the logo of each of our four networks, in addition to other informative facts and materials about us. Clicking on the individual network logo or hyperlink takes the viewer directly to the network home page. In addition, the viewer can navigate directly to the channel of his or her choice by using the convenient drop down menu that accompanies the description of each network.

  . Access through Strategic Alliances: We have forged important strategic alliances with Microsoft and other companies that operate portals featuring streaming media content. The viewer who searches audio and video streaming content on Microsoft's WindowsMedia.com guide will find links to featured content on each of our networks. Similarly, our content is showcased on various new platforms and software, such as "gooey," which enables users to "chat" with other users viewing the same content.

  . Access through search engines: Viewers seeking content in their area of interest will find easy access to our various channels through the use of key words and description tags that enable Web search engines to lead Web surfers to our channels.

  We believe the combination of these overlapping methods to access our content and navigate our channels will attract viewers, increase traffic on our channels, and ensure a user-friendly viewing environment. A viewer does not need not be conversant with computer technology to experience and enjoy our content.

Internet Addresses--Domain Names for Present and Future Channels

  The Company owns or licenses more than 1,500 unique Internet addresses or domain names. We currently offer content or designate our individual channels, networks and home pages on approximately 40 of these names. We also use some alternate Internet addresses to point to existing channels, thereby further protecting our brand and enhancing traffic to the channel.

  The following is a representative sampling of our domain name library:

                                                                                   Activity and
 Geographic Names       Genre Names       Cultural names        Niche Names      E-Commerce Names
 -----------------  ------------------- ------------------- ------------------- -------------------
 AcapulcoTV.com     AllAfricanMusic.com AllChurchTV.com     1920sTV.com         AuctionsAway.com
 Brazil-TV.com      AllJazzTV.com       BlackHistoryTV.com  AllBikiniTV.com     ForeignRadio.com
 CancunTV.com       AllNashvilleTV.com  InspirationalTV.com CitylifeTV.com      ForeignTVcomedy.com
 Dublin-TV.com      AllOperaTV.com      JudaicaTV.com       ClassicBoxingTV.com ForeignTVsports.com
 Mideast-TV.com     BluegrassTV.com     UrthereTV.com       Museum-TV.com       Medium4Finance.co m
 PalmSpringsTV.com  BritrockTV.com      YourAmericanTV.org  TheatreTV.com       Medium4Law.com
 SeoulTV.com        HeavymetalTV.com    YourChurchTV.com    VinyardTV.com       Medium4Radio.com
 TurkishTV.com      MusicCityTV.com     YourCompanyTV.com   WorldScienceTV.com  WorldBusinessTV.com
 ZurichTV.com       RatpackTV.com       YourMosqueTV.com    XtremeSportsTV.com  YardSaleTV.com

  For the approximately 135 domain names that we license pursuant to exclusive 25-year arrangements with certain of our executive officers and their affiliates, we are required to pay annual license fees beginning at $600 per domain name, escalating to $2,500 per domain name through the 25th year. For all other domain names, we are only required to pay an annual maintenance fee of approximately $35 per name, or a current aggregate of approximately $70,000. We intend to create programming for some but not all of the names that we own or license. We have registered some of the names to prevent third parties from acquiring Web addresses that are similar to our addresses, thereby confusing our viewers and diluting the value of our name, networks, channels and programming.

  As part of our business strategy, we seek to protect the names that we actually use, or plan to use, by applying for trademark registration.

Anticipated Revenue Sources

 Advertising

  We expect to derive revenues from the sale of advertising space on our channels, using customized advertisements. We believe that we now have the ability to brand entire sections of our networks and channel sites. Our initial testing indicates the potential success of the following methods:

  . rotating and permanent placement of buttons, logos and banners, integrated gateway and multimedia banner ads.

  .  audio and video advertising integrated into our content.

  .  sponsorships sold for part or all of a channel.

  .  broadcasts of "infomercials."

  We also have produced and broadcasted, and have recently begun exploratory marketing of television-style "commercials" as part of our streaming media content. We believe this style of advertising combines the strength of traditional linear television with the power of targeted on-demand video streaming. According to a recent Arbitron study, almost 70% of online tuners click for content information which is related to these "webcasts" compared to 3%-5% for traditional banner advertisings. Moreover, the same study shows that 49% of a webcast audience makes a purchase through the webcast. According to Rich Media Advertising Program (@Home, March 1999), broadband Internet advertising outperforms narrow band advertising in all areas, and brand recall is 34% higher in broadand advertising.

 E-Commerce

  In addition to advertising, we expect to derive revenues from e-commerce tie-ins with e-commerce businesses. In November 1999, we began beta testing our e-commerce on-line store, which was recently fully integrated across our network and channel sites.

  The Internet now offers new ways to conduct business. Commercial uses of the Internet include, among others, business-to-business and business-to-consumer transactions, product marketing, advertising, entertainment, electronic publishing, electronic services and customer support. We believe that the retail business currently conducted electronically will grow substantially and that there will also be an increased demand for advertiser--supported and fee-based Internet services, including audio and video advertising. In addition, companies from many industries are publishing product and company information to their business partners and customers on-line are providing customer support via the Web, are permitting customers to immediately buy products on-line, and are collecting customer feedback and demographic information interactively.

  We believe that retail sales over the Internet will grow substantially as more people log onto the Internet in general, more services market and sell their products and services on-line and safety concerns about transmitting confidential data are addressed. According to Forrester Research, Inc., worldwide e-commerce sales will reach as high as $3.2 trillion in the year 2003 and on-line travel reservations will produce up to $29.5 billion in revenue in the year 2003. By entering into alliances with e-commerce companies while the industry is young, we hope to grow along with such companies, as the industry matures.

  In February 2000, we entered into the Amazon.com Associates' Program, the leading selling program with over 400,000 members. Through our participation, our viewers are given the opportunity to purchase books, compact disks, and other goods that are featured and promoted on our channel sites by targeting the offered merchandise on the basis of each channel's focus and specialization. The initial results has shown an increasing trend both in the number of times viewers access Amazon.com from our channels, and in the percentage of viewers who subsequently purchase offered merchandise.

 Affiliates Program

  We established an affiliates program at the end of 1999. We have found strong interest from overseas production and media organizations that may have extensive traditional broadcasting or telecommunications experience but are seeking branded relationships and expertise in order to develop online video capabilities. For a monthly fee, our affiliates are entitled to utilize a site from our collection of domain names. Affiliates are also entitled to use our proprietary PLS(TM) streaming media technology solutions that include content encoding, hosting and content streaming services. The affiliates program also provides hands on training and technology-transfer in streaming media encoding, delivery and hosting and affiliates have the right to use our exclusive content, including specialized regional video, music and travel. Affiliates are also entitled to access to traffic-driving links from our network and channel pages and extensive marketing and promotional support.

  In February 2000, we entered into agreements to establish an affiliate program in Japan with Japan Digital Publishing, Inc. and in the Netherlands with Scarlet Internet B.V. Under each of these affiliate agreements, we will receive monthly licensing fees of $10,000 for terms of ten and five years, respectively, as well as a portion of each affiliate's advertising and other revenue.

 Custom Channel

  We have developed a custom channel package, which is intended to provide our customers, ranging potentially from businesses and commercial services to advocacy organizations and foreign governments, with their own online channel. They will be able to control and manage their programming within an editorial mix featuring our extensive consumer-focused on-demand video programming. The custom channel package is similar to our affiliates' program, and exploits the experience that we have developed in, among other areas, content production, digitizing, encoding, hosting and streaming of audio-video programs. We are hopeful that we will be able to announce our first custom channel sometime during the first half of 2000.

 PLS--Private Label Streaming(TM)

  In order to develop and implement our business as an Internet broadcaster, we have developed proprietary streaming media technology solutions--PLS-Private Label Streaming(TM)--to provide back-end content encoding, hosting and content streaming capabilities in connection with our audio and video content, publishing and encoding.

  We believe there is a significant marketplace demand, especially in the business-to-business sector, for streaming media services. We would hope to capitalize upon this demand by offering Private Label Streaming(TM) to this sector, thereby tapping a potential revenue source.

  In March 2000, we entered into an agreement with ECOutlook, Inc., an application service provider and commerce portal, which affords us the opportunity to offer our PLS services to ECOutlook's Fortune 1000 roster of customers.

 Syndication

  We have also found that there is great demand for exclusive, encoded video content from web companies and, increasingly, from other broadband providers. In November 1999, we entered into an agreement with i-Syndicate, Inc., a leading syndicator of Web content, to syndicate our extensive catalog of video content for monthly per program license fees. Our relationship with i-Syndicate resulted in portions of our content being prominently featured in i-Syndicate's national television advertising campaign.

 Pay Per View/Pay Per Download

  In February 2000, we joined a music downloading initiative led by Microsoft Corporation. Our relationship with Microsoft Windows Media and Tuff Gong International, the foremost Reggae Record Label, allows Internet viewers to download classic Reggae songs and view the videos for free. These songs include timeless Bob Marley songs recorded by his son Ziggy Marley and original songs from two-time Grammy nominee Steel Pulse and the International Reggae superstar, Sister Carol.

  This joint promotion was the first Internet venture for Tuff Gong, and marks the first time ever that the label has sanctioned Bob Marley songs recorded by other artists to be available for download on the Internet. Visitors to the Windows Media Page (http://www.windowsmedia.com) can watch the complete streaming videos and hear 30-second clips from the songs. They are then directed to our RootsReggaeTV.com channel site for full free promotional downloads of the entire songs. RootsReggaeTV.com also provides a link to the Tuff Gong site where the visitor can get artist and product information.

  Although this joint effort was promotional, it has served as a successful model for future pay-per-download services, from which we expect to generate revenue. We have already entered into discussions to provide certain record labels with pay-per-download services. Such services will allow users to download individual songs and compilations from our music channels for a fee. Expanded services will also allow downloading of sheet music for certain songs and music pieces that are available on our channels.

Strategic Relationships

  We are a strategic partner in Microsoft's Jumpstart Initiative of leading broadband content and technology companies. As part of our agreement with Microsoft, and in consideration for a limited license to showcase our content, Microsoft has agreed to pay for a portion of our streaming services costs and to provide high-level strategic technical support and services. We are able to provide our viewers with the ability to download Microsoft's Windows Media Player(TM) for their own use and to employ its Windows Media Technology to deliver our streaming video content. Microsoft, in turn, provides summaries of some of our programming content on its Microsoft Network, MSN(R)'s Web Events Internet site and enables MSN viewers to access our channels from such site by means of a link.

  In October 1999, we entered into an agreement with RealNetworks, Inc. to showcase excerpts of our low-band content as a premier content partner in RealNetworks' "Take 5 Program," which was implemented in January 2000.

  We have also entered into a number of arrangements with content providers to acquire content at terms and costs that, we believe, are advantageous to us. Among others, we have relationships with several content providers that add significant audio and video programs to our collection including for instance, an agreement that we entered into in November 1999 with RockAmerica, Inc. to license up to 5,000 music videos.

Network Marketing and Promotion

  Our marketing efforts, which have included the hiring and training of a marketing and public relations staff and the production of high-quality professional video promotions, are currently concentrated in the following areas:

  . Targeted press releases and other public relations work, which has resulted in numerous newspaper, journal and other articles about us in general and various of our programs, channels, networks and other activities in particular.

  . Establishing relationships with other Internet companies, exchanging banner ads with high-traffic Web sites, and showcasing our content on portals, such as Microsoft's Windows Media(TM), Yack.com and AllAboutJazz.com.

  . Postings to targeted news groups, portals, electronic bulletin boards and other special interest groups that would have an interest in our focused content.

  . Mass e-mail campaigns that are targeted by channel, content, and interest. To date, thousands of e-mail messages promoting our networks and channels have been distributed to interested viewers.

  . Distribution of brochures, pamphlets, stickers, and other promotional material in point of sale distribution campaigns on college campuses, at concerts, and other targeted events and places of interest.

  . Industry standard search engine optimization to ensure that our channels' ranking in major Web search engines will be prominent, to attract traffic to our networks. This includes professional internal review of the title, keywords and description tags on each of the Web pages on our networks.

  We believe that as we gain a larger share in the market for streaming video, our networks will continue to gain in brand recognition, which in turn, may translate into a steadily building user base with great potential value for advertisers, e-commerce partners and content providers.

Competition

  The market for Internet broadcasting is highly competitive and we expect that such competition will continue to intensify. We presently compete with several other Web sites, Internet portals and Internet broadcasters that provide streaming audio and streaming video content to attract users. We compete with on-line services, other Web site operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and sales of advertising spots. We believe that the principal competitive factors for attracting advertisers include

  .  the number of users accessing our Web sites;

  .  the demographics of our users;

  . our ability to deliver focused advertising and interactivity through our Web sites;

  .  the overall cost-effectiveness and value of advertising on our network.

  There is intense competition for the sale of advertising on high-traffic Web sites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Web sites, as well as competition with other traditional media for advertising placements, could result in significant price competition.

  We also compete for traditional media advertising sales with national radio and television networks, as well as local radio and television stations. Such radio and television networks and stations in virtually all instances have larger and more established sales organizations than ours. These companies may also have greater name recognition and more established relationships with advertisers and advertising agencies than us. Such competitors may be able to undertake more extensive marketing campaigns, obtain a more attractive inventory of ad spots, adopt more aggressive pricing policies and devote substantially more resources to selling advertising inventory.

  Moreover, we compete against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. Some traditional media companies have begun to establish a significant streaming media presence on the Internet, and may expend resources to establish a more significant presence in the future. To compete successfully, we have to provide sufficiently compelling and popular content to attract viewers and support advertising intended to reach such users. We believe that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered.

  We also compete against a variety of content-based Internet companies that aggregate and broadcast streaming video and audio, including music, music videos, movie trailers, sports, news and business events, as well as full-length movies. Some of the major Internet broadcasters are Broadcast.com, Pseudo.com, AtomFilms.com, Launch.com, FasTV.com, Streamedia.com and Den.com.

  We believe that based upon our niche programming, unique subject matters, and our ability to market our name and services and differentiate ourselves from other content providers, we will successfully attract a significant number of viewers. However, we can give no assurance that streaming media companies will not directly compete with our networks. As the Internet becomes more ubiquitous, and quality streaming content becomes more accessible, there will be additional competitors seeking to broadcast content over the Internet which can detract from our actual and potential audience.

Intellectual Property

  We regard our copyrights, trademarks, trade secrets and similar intellectual property as significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights. We have applied for federal trademark protection for our networks and channels and intend to apply for federal trademark protection for certain of the marks and names that we use in the course of our business.

  To protect the methods, systems and procedures that we developed for the publishing of our content and our streaming operations, we have filed a provisional patent application with the United States Patent and Trademark Office in December 1999.

Government Regulation

  There are few laws or regulations directly applicable to the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, the Internet Tax Freedom Act, also enacted in 1998, placed a three year moratorium on new state and local taxes on Internet access and commerce, and under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. The appeal of the Internet makes it likely, however, that state or national laws may be implemented in the future covering such issues as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. Any new law or regulation may have the effect of limiting the use of the Internet and its growth as a new medium to communicate.

Employees

  As of December 31, 1999, we had 29 full-time employees. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our current employees are good.

Item 2. Properties

  We maintain our executive offices in premises of approximately 5,300 square feet at 120 Fifth Avenue in New York City. We pay approximately $13,250 per month in base rent. The lease expires in May 2006. We also sublet a small office of approximately 300 square feet, at 162 Fifth Avenue for $600 per month.

  During most of 1999, we maintained offices and a production facility in Old Greenwich, Connecticut at a monthly rental of $1,825 under a lease expiring in May 2001. In December 1999, we discontinued our activities there and consolidated them in New York City. We have since sublet this facility to unaffiliated third parties.

  We also maintain offices of approximately 2,000 square feet at 153 rue de Courcelles, Paris, France, to serve as our European operations center and to allow for satellite feeds. We pay approximately $5,600 per month in base rent for this facility under a lease expiring in July 2002.

  We believe our facilities are adequate for our current purposes.

Item 3. Legal Proceedings

  In October, 1999, Grant Construction Services, Inc. and Two Sons Construction, Inc. filed a law suit in the Supreme Court of the State of New York, claiming that they are owed a balance of $29,835 for certain construction services at our executive offices. We filed an answer denying the allegations in this complaint and asserted counterclaims for breach of contract and damages attributable to the plaintiff's faulty work. This matter is in the discovery stage. We believe that the plaintiffs' allegations are without merit and intend to vigorously defend against the action and pursue our counterclaims.

  In December, 1999, we filed a lawsuit in the Supreme Court of the State of New York, New York County, against Yeon S. Hong, a former officer and employee that we had terminated for cause. We alleged that Mr. Hong had fraudulently induced us to enter into an employment agreement with him. The defendant removed the case to the United States District Court for the Southern District of New York, where he filed an answer denying the allegations of our complaint and asserted counterclaims against us demanding benefits under his employment agreement, wages that he claims were due to him, and damages for alleged discrimination under New York State law. This matter is in the pre-discovery stage. We believe Mr. Hong's complaint to be without merit. We intend to vigorously pursue our claims and to defend against Mr. Hong's counterclaims.

Item 4. Submission of Matters to a Vote of Security Holders

  On Tuesday, December 28, 1999, a special meeting of our stockholders was held to consider and vote upon a proposal to amend our certificate of incorporation to change our name to "Medium4.com, Inc." Of the 9,978,433 shares outstanding, the holders of 9,401,140 shares were present in person or by proxy. Of these, 9,398,840 shares were voted in favor of the proposal, 2,000 shares were voted against and 300 shares abstained.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Since June 8, 1999, our common stock and our redeemable common stock purchase warrants have each been quoted on the OTC Bulletin Board. Prior to that date, there was no public market for any of our securities.

  The following table sets forth the range of the high and low bid quotations for such securities for the periods indicated.

                                                                 Common Stock
Quarter Ended                                   Common Stock  Purchase Warrants
-------------                                  -------------- ------------------
                                                High    Low     High      Low
                                               ------- ------ --------- --------
June 30, 1999 (beginning 6/8/99).............. $5 1/4  $4 1/2    1 3/16      5/8
September 30, 1999............................ $5 1/4  $3 1/2     1 1/4    11/16
December 31, 1999............................. $7 3/16 $3 7/8    1 5/16      3/4

  The above quotations represent prices between dealers and do not include retail mark-up, markdown or commission. They do not necessarily represent actual transactions.

  On March 16, 2000, the last reported prices of our common stock and our common stock purchase warrants were $5 1/2 and $ 7/8, respectively. On that date, there were 169 and 80 recordholders of our common stock and warrants, respectively, although we believe that there are other persons who are beneficial owners held in street name.

  We have never paid cash dividends. We intend to retain any future earnings for the operation and the expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

  Between November 1999 and January 2000, we privately sold 200,000 shares of our common stock to 40 "accredited" investors at $3.00 per share. No underwriters were employed for this purpose. We sold these shares in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act, on the basis that this transaction did not involve any public offering.

  On April 13, 1999, we commenced an initial public offering of our securities, SEC file number 333-71733. Utilizing Westminster Securities Corporation as our exclusive agent, we offered for public sale 1,700,000 units, each unit consisting of one share of our common stock and one redeemable warrant to purchase one additional share of our common stock at an exercise price of $9.00 per share, at a price of $6.00 per unit. The offering was terminated on June 3, 1999, by which time we had sold 1,678,433 units, yielding us gross proceeds of $10,070,598. Offering costs, consisting primarily of underwriting commissions and expenses, professional fees and printing, aggregated $1,278,046, resulting in net proceeds to us of $8,792,552.

  From April 13, 1999 through December 31, 1999, we expended $3,872,851 of such net proceeds upon the development of our business, as more fully set forth in Part I of this report, including $644,696 for the payment of officers' salaries. The balance of such net proceeds, inclusive of interest thereon, have been utilized to purchase marketable securities, which will be liquidated as required for the further development of our business and for working capital purposes.

Item 6. Selected Financial Data

  Our consolidated balance sheet and statement of operations set forth under
Part IV of this report on pps. F-2 and F-3 are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

  We were founded on November 12, 1998 and should be considered as still in a developmental stage. We have not generated any material revenues to date.

  From our inception until our initial public offering in April 1999, our entire activity was to prepare for fundraising through an offering of our equity securities. Substantially all of our expenses from January 1, 1999 through April 1999 are attributable to deferred costs of our IPO. We received net proceeds of approximately $8.87 million from our IPO. That portion of such proceeds that were not immediately used were invested in short-term, investment grade, interest-bearing instruments.

  We commenced operations as soon as proceeds from the IPO became available, preparing during the subsequent two months the groundwork for our operations, choosing facilities for our operations and hiring our initial staff. We commenced the delivery of streaming audio and video media content on our primary website at www.foreignTV.com in mid-April 1999.

  During our first full quarter of operations, we focused our efforts on building a physical infrastructure along with strong executive, production and technical teams and alpha and beta development of our online streaming media networks and channels. By September 1999, we were situated in our facilities in New York and Paris.

  During our second full quarter of operations, we focused on perfecting our commercial media streaming capabilities, worked to produce and acquire compelling audio and video content to broadcast and established our revenue structure.

  As a result of these efforts, by December 1999, we had launched four full-fledged Internet television networks with a current aggregate of 40 uniquely branded channels, each channel having its own streaming media audio and video content and a distinctive logo. Each channel can be accessed in various ways, including from each of our networks or directly via its domain name.

  Working to deliver on the high revenue potential of streaming media, we are seeking to develop several revenue streams: advertising, sponsored content, content licensing, e-commerce, affiliate relations, channel ownership, Private Label Streaming(TM), and pay per view and pay per download content distribution. We expect to substantially increase our expenditures to promote our four networks in an effort to develop advertising revenues and e-commerce tie-in commissions.

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

Results of Operations

 Year ended December 31, 1999

  We sustained a net loss of $3.76 million for the year ended December 31, 1999 on revenues of approximately $45,800. Such revenues were derived entirely from advertising and the production of infomercials.

  The production costs for the development of our original content from the period of May 1999, when we commenced production of the content offered on our networks and channels to December 31, 1999, were approximately $1.10 million. This amount includes the cost of (i) data communications, (ii) hiring and compensating operations personnel to handle production and delivery of our content, (iii) software license fees and (iv) content license fees, where necessary in order to acquire additional content. As our user traffic increases and as the number of services we offer increases, we expect these expenditures to increase.

  Our selling, general and administrative expenses were approximately $2.77 million for the year ended December 31, 1999, consisting primarily of $663,476 in personnel costs, $381,034 in professional and consulting fees, $335,926 in rent, overhead, equipment and depreciation, $124,823 in sales and marketing costs, and $821,169 in general and administrative costs. Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance.

  We had depreciation and amortization expense of $145,868 for the year ended December 31, 1999. This was derived primarily from depreciation relating to our leasehold improvements and furniture, computer and camera equipment purchases.

  Our net losses were partially offset by interest earnings on our investment grade securities, cash and cash equivalents amounting to approximately $206,320 in 1999.

Liquidity and Capital Resources

  Since inception, we have financed our operations primarily through sales of our common stock and warrants in our IPO and in a private placement between December 1999 and March 2000. Net proceeds from these sales have totaled approximately $9.5 million, with $8.78 million raised in the IPO and $712,000 raised in the private placement.

  For the year ended December 31, 1999, we used approximately $3.87 million in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by increases in accounts payable, accrued liabilities and deferred revenue.

  For the year ended December 31, 1999, we used approximately $1.57 million in 1999 in connection with our investing activities, purchases of property and equipment, production of encoded videos, which are treated as software development, and registration costs relating to our library of domain names.

  At December 31, 1999, we had $4.26 million of cash and cash equivalents. We believe that current cash and cash equivalents, together with anticipated revenues from our recently concluded affiliate agreements, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. However, the growth of our business, if sustained, may require us to raise additional capital. We can give no assurance that we will able to obtain such additional financing, if needed, on terms attractive to us, if at all. Failure to raise capital when needed could adversely affect our future operations and prospects. If we raise additional funds through the issuance of equity securities, then our current stockholders would have their percentages of equity ownership of Medium4.com reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common stock.

Year 2000

  To date our systems and computer software and hardware have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities. However, we cannot assure that we will not experience disruptions in the future as a consequence of the Year 2000 issue. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

Forward Looking Statements

  This report contains certain forward-looking statements and information relating to us and to our present and future business operations within the meaning of Federal securities law. We have identified forward-looking statements in this prospectus using words such as "believes," "intends," "expects," "predicts," "may," "will," "should," "contemplates," "anticipates," or similar statements.

  These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these statements involve certain risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements.

Risk Factors

 We have a limited operating history

  We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in May 1999. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet broadcasting, services and advertising. These risks include our ability to:

  .  provide compelling and unique content to Internet users;

  .  successfully market and sell our services; and

  . effectively develop new and maintain existing relationships with companies in our affiliate program, advertisers, content providers, business customers and advertising agencies and other persons with which do business;

  As we have so little history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

 We expect to incur significant losses for the foreseeable future

  We have yet to recognize any material revenues from services or advertising and we have recorded a net loss for our first year of operation. We expect to incur significant losses on both a quarterly and an annual basis for the foreseeable future. There can be no assurance that we will ever achieve profitability.

 We will be unable to attract viewers to our networks and their channels if the public rejects streaming technology

  Our success will depend upon market acceptance of streaming technology as an alternative to broadcast television. Without streaming technology, viewers would not be able to initiate playback of our programming until such programming is downloaded in its entirety, resulting in significant waiting times. The acceptance of streaming technology will depend upon a number of factors, including:

  . market acceptance of streaming players such as Microsoft's Windows Media Player(TM) and RealNetworks' RealPlayer; and

  . technological improvements to the Internet infrastructure to allow for improved video and audio quality and a reduction in Internet usage congestion;

Early streaming technology suffered from poor audio quality, and current video streaming is of lower quality than conventional media broadcasts. In addition, Internet congestion may interrupt audio and video streams, resulting in user dissatisfaction. Our prospects will be adversely affected if streaming media technology fails to achieve or maintain broad acceptance.

 We are dependent on providers of streaming media products

  We rely on providers of streaming media products, such as Microsoft and RealNetworks, to provide a broad base of users with streaming media software. We currently license software products that enable the broadcast of streaming media from such companies and others. We may need to acquire additional licenses to meet our future needs. Users are currently able to download electronically copies of Microsoft's Windows Media Player and RealNetwork's RealPlayer software free of charge. If providers of streaming media products substantially increase license fees charged to us for the use of their products or refuse to license such products to us, our ability to provide streaming audio and video will be adversely affected.

 We may not be able to protect our proprietary rights

  We regard our copyrights, trade secrets, trademarks, patents, and similar intellectual property as significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights. We have applied for federal trademark protection for our networks and other channels and brands and intend to apply for federal trademark protection for other marks and names used in our business. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related industries are uncertain and still evolving. We are unable to assure investors as to the future viability or value of any of our proprietary rights or those of other companies within the industry. We are also unable to assure investors that the steps taken by us to protect our proprietary rights will be adequate. Furthermore, we can give no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

 We will need significant additional financing to grow

  We will require substantial additional financing in order to seek to expand our operations and to become a meaningful competitor in the Internet broadcast industry. We have no current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise this additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations.

 Government regulation of the Internet could slow its growth

  There are few laws or regulations directly applicable to the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, the Internet Tax Freedom Act, also enacted in 1998, placed a three year moratorium on new state and local taxes on Internet access and commerce, and under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. The appeal of the Internet makes it likely, however, that state or national laws may be implemented in the future covering such issues as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. Any new law or regulation may have the effect of limiting the use of the Internet and its growth as a new medium to communicate.

  We currently do not collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so. One or more states or countries have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or countries that we should collect sales or other taxes on products and services, or remit payment of sales or other taxes for prior periods, could adversely affect our business.

 We are dependent on certain third party content providers

  Our future success depends upon our ability to aggregate and deliver compelling content over the Internet. Although we create our own content, we also rely to some extent on third party content providers, such as television stations and networks, businesses and other organizations, film producers and distributors, and record labels for compelling and entertaining content. Our ability to maintain and build relationships with content providers is critical to our success. Although many of our agreements with third party content providers are for initial terms of more than one year, such agreements may not be renewed or may be terminated prior to the expiration of their terms if we do not fulfill our contractual obligations. Our inability to secure licenses from content providers or [performance rights societies] or the termination of a significant number of content provider agreements would decrease the availability of content that we can offer users. Such inability or termination may result in decreased traffic on our Web sites and, as a result, decreased advertising revenue, which could adversely affect our business.

  Our agreements with certain of our content providers are nonexclusive, and many of our competitors offer, or could offer, content that is similar to or the same as that obtained by us from such nonexclusive content providers. Such direct competition could dilute the value of the programming of our networks and channels.

 We may be subject to the SEC's "penny stock" rules if our common stock falls below $5.00 per share

  If the trading price of our common stock was to fall below $5.00 per share, trading in our securities would be subject to the requirements of the SEC's penny stock rules. These rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Information About Market Risk

  We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps. We have no bank borrowing facility which could subject us to the risk of interest rate fluctuations. The predominant share of our funds are invested in interest-bearing investment grade securities, the yield and value of which are subject to Federal interest rate fluctuations. Due to fluctuations in the Federal interest rates, the investment grade securities held by us experienced a decline of $125,445, approximately 2.8%, at the end of the period ended December 31, 1999.

Item 8. Financial Statements and Supplementary Data

  The report of our independent auditors and our consolidated financial statements and related notes thereto appear on pages F-1 through F-10 of this report.

Item. 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  We refer you to our current report on Form 8-K, filed with the SEC on July 26, 1999, for certain information pertaining to our retention of Radin, Glass & Co., LLP as our independent auditors, as well as certain information attendant to the discharge of our prior independent auditor.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

  Item 10 is hereby incorporated by reference form our definitive Proxy Statement to be filed within 120 days of December 31, 1999.

Item 11. Executive Compensation

  Item 11 is hereby incorporated by reference form our definitive Proxy Statement to be filed within 120 days of December 31, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Item 12 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 1999.

Item 13. Certain Relationships and Related Transactions.

  Item 13 is hereby incorporated by reference form our definitive Proxy Statement to be filed within 120 days of December 31, 1999.

                                     III-1

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Financial Statement Schedules:

  (i) Financial Statements

    Report of Independent Auditors

    Consolidated Balance Sheet as of December 31, 1999

    Consolidated Statements of Operations for the Years Ended December 31,
       1999 and 1998

    Consolidated Statements of Stockholders' Equity for the Years ended
       December 31, 1999 and 1998

    Consolidated Statements of Cash Flows for the Years ended December 31,
       1999 and 1998

    Notes to Consolidated Financial Statements

  (ii) Financial Statement Schedules

  All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the financial statements filed, including the notes thereto.

(b) Reports on Form 8-K:

    None.

(c) Exhibits

  3.1  Certificate of Incorporation of the Registrants, as amended (1)
  3.2  By-laws of the Registrant (1)
  4.1  Form of Certificate evidencing shares of Common Stock (1)
  4.2  Form of Certificate evidencing Common Stock Purchase Warrants (1)
       Form of Unit Purchase Option between Registrant and Westminster Securi-
  4.3  ties Corporation (1)
  4.4  Form of Warrant Agreement between Registrant and American Stock Transfer
       & Trust Company, as warrant agent (1)
 10.1  1999 Stock Option Plan (1)
       License Agreement between Registrant and the Center for Contemporary Di-
 10.2  plomacy, Inc. (1)
 10.3  License Agreement between Registrant and Jonathan Braun (1)
 10.4* Employment Agreement between Registrant and Jonathan Braun (1)
 10.5* Employment Agreement between Registrant and Bruno Finel (1)
 10.6* Employment Agreement between Registrant and Marc Leve (1)
 10.7* Employment Agreement between Registrant and Graham Cannon (2)
 10.8* Employment Agreement between Registrant and Harold Berliner (3)
 10.9* Employment Agreement between Registrant and Elorian C. Landers (3)
 10.10 Lease for premises at 120 Fifth Avenue, New York, New York (2)
       Letter from Martin S. Weiselberg, CPA, regarding change in certifying
 16.1  accountant(4)
 21.1  Subsidiaries of the Registrant
 27.1  Financial Data Schedule

--------
 * Indicates management contract or compensatory plan or arrangement.

(1) Denotes documents filed as an exhibit to Registrant's Registration Statement on Form S-1, as amended (File No. 333-71733), and incorporated herein by reference.
(2) Denotes documents filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, incorporated herein by reference.
(3) Denotes document filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, incorporated herein by reference.
(4) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K, filed July 26, 1999, incorporated herein by reference.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Medium4.com, Inc.

                                          By:        /s/ Jonathan Braun
                                             ----------------------------------
                                                      Jonathan Braun,
                                                  Chief Executive Officer

Dated: March 29, 2000

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

              Signature                             Title                    Date
              ---------                             -----                    ----

          /s/ Jonathan Braun           Chief Executive Officer and      March 29, 2000
______________________________________  Director
            Jonathan Braun



        /s/ Harold I. Berliner         Treasurer and Principal          March 29, 2000
______________________________________ Financial and Accounting
          Harold I. Berliner           Officer

         /s/ I. William Lane           Chairman of the Board and        March 29, 2000
______________________________________  Director
           I. William Lane

          /s/ Graham Cannon            President & Chief Operating      March 29, 2000
______________________________________  Officer
            Graham Cannon

           /s/ David Badner            Executive Vice President and     March 29, 2000
______________________________________  Director
             David Badner

______________________________________ Senior Vice President--
             Bruno Finel               International Operations and
                                       Director

           /s/ Marc D. Leve            Vice President--Legal Affairs,   March 29, 2000
______________________________________ General Counsel, Secretary and
             Marc D. Leve              Director

______________________________________ Director
          Stanley S. Canter

______________________________________ Director
           Junichi Watanabe

                         INDEPENDENT AUDITOR'S REPORT

                                                                 March 16, 2000

Shareholders and Directors
Medium4.com, Inc.

  We have audited the accompanying consolidated balance sheets of Medium4.com, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1999 and the period November 12, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medium4.com, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period November 12, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

                                          Radin, Glass & Co., LLP
                                          Certified Public Accountants
                                          New York, New York

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                                             December 31,
                                                         ---------------------
                                                            1999        1998
                                                         -----------  --------
                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents............................. $   103,364  $    --
  Marketable securities.................................   4,159,418       --
  Accounts receivable...................................      12,800       --
  Other current assets..................................     378,823       --
                                                         -----------  --------
    Total Current Assets................................   4,654,406       --

INVESTMENT IN AFFILIATE.................................     159,000       --

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET...............   1,130,610       --

SOFTWARE, NET...........................................     354,582       --

OTHER ASSETS............................................     183,458     6,670
                                                         -----------  --------
                                                         $ 6,482,056  $  6,670
                                                         ===========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable...................................... $   256,394  $    --
  Accrued expenses......................................     233,307       --
  Due to related parties................................         --      6,670
                                                         -----------  --------
    Total Current Liabilities...........................     489,701     6,670

COMMITMENTS AND CONTINGENCIES                                    --        --

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value 5,000 shares authorized
   issued and outstanding -0- shares....................         --        --
  Common stock, $.01 par value; 30,000,000 shares
   authorized, 10,178,433 and 8,300,000 issued and
   outstanding, respectively............................     101,784    83,000
  Paid in capital.......................................  11,789,014       --
  Subscription receivable...............................         --    (83,000)
  Accumulated deficit...................................  (3,760,176)      --
  Unearned compensation expense.........................  (2,121,215)      --
  Accumulated other comprehensive income................     (17,052)      --
                                                         -----------  --------
    Total Stockholder's Equity..........................   5,992,355       --
                                                         -----------  --------
                                                         $ 6,482,056  $  6,670
                                                         ===========  ========

                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1999

REVENUE........................................................... $    45,800

EXPENSES:
  Production......................................................   1,101,059
  Selling, general and administrative expenses....................   2,771,792
                                                                   -----------
    Total expenses................................................   3,872,851
                                                                   -----------
LOSS FROM OPERATIONS..............................................  (3,827,051)

OTHER INCOME
  Interest income.................................................     203,707
  Loss on marketable securities...................................    (125,445)
  Other income....................................................       2,613
                                                                   -----------
    Total other income............................................      80,875
                                                                   -----------
LOSS BEFORE TAXES.................................................  (3,746,176)

INCOME TAX EXPENSE................................................      14,000
                                                                   -----------
NET LOSS.......................................................... $(3,760,176)
                                                                   ===========
Other comprehensive income, net of tax:
  Foreign currency translation adjustments........................     (17,052)
Comprehensive Income.............................................. $(3,777,228)
                                                                   ===========
Weighted average shares of common stock outstanding...............   9,139,217
    Net loss per share............................................ $     (0.41)
                                                                   ===========


                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                      Common Stock
                   -------------------
                                                                              Accumulated
                                       Additional                                Other       Unearned       Total
                                         Paid in   Accumulated  Subscription Comprehensive Compensation  Stockholders
                     Shares    Amount    Capital     Deficit     Receivable     Income       Expense        Equity
                   ---------- -------- ----------- -----------  ------------ ------------- ------------  ------------
Balance as of
 November 12,
 1998
 (inception).....   8,300,000 $ 83,000 $       --  $       --     $(83,000)    $    --     $       --    $       --
                   ---------- -------- ----------- -----------    --------     --------    -----------   -----------
Balance as of
 December 31,
 1998............   8,300,000   83,000         --          --      (83,000)         --             --            --
Receipt of stock
 subscription....         --       --          --          --       83,000          --             --         83,000
Sale of common
 stock--initial
 public
 offering........   1,678,433   16,784   8,766,768         --          --           --             --      8,783,552
Sale of common
 stock--private
 placement.......     200,000    2,000     598,000         --          --           --             --        600,000
Stock options
 issued for
 services........         --       --    2,424,246         --          --           --             --      2,424,246
Accumulated other
 comprehensive
 income..........         --       --          --          --          --       (17,052)           --        (17,052)
Unearned
 Compensation
 expense.........         --       --          --          --          --           --      (2,121,215)   (2,121,215)
Net loss.........         --       --          --   (3,760,176)        --           --             --     (3,760,176)
                   ---------- -------- ----------- -----------    --------     --------    -----------   -----------
                   10,178,433 $101,784 $11,789,014 $(3,760,176)   $    --      $(17,052)   $(2,121,215)  $ 5,992,355
                   ========== ======== =========== ===========    ========     ========    ===========   ===========


                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  Period            Period
                                             November 12, 1998 November 12, 1998
                              Year ended      (inception) to    (inception) to
                           December 31, 1999 December 31, 1998 December 31, 1999
                           ----------------- ----------------- -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss...............     $(3,760,176)        $   --          $(3,760,176)
  Adjustments to
   reconcile net loss to
   net cash used in
   operating activities:
    Depreciation.........         125,001             --              125,001
    Amortization.........          20,867             --               20,867
    Stock options issued
     for services........         303,031             --              303,031
    Increase in accounts
     receivable..........         (12,800)            --              (12,800)
    Increase in other
     current assets......        (378,823)            --             (378,823)
    Increase in accounts
     payable.............         256,394             --              256,394
    Increase in accrued
     expenses............         233,307             --              233,307
    Decrease in due to
     related parties.....          (6,670)          6,670                 --
                              -----------         -------         -----------
NET CASH USED BY
 OPERATIONS..............      (3,219,869)          6,670          (3,213,199)
                              -----------         -------         -----------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Deferred offering
   costs.................             --           (6,670)             (6,670)
  Increase in investment
   in affiliate..........        (159,000)            --                  --
  Increase in other
   assets................        (176,788)            --                  --
  Purchases of capital
   expenditures..........      (1,631,060)            --           (1,631,060)
  Increase in marketable
   securities............      (4,159,418)            --           (4,159,418)
                              -----------         -------         -----------
NET CASH USED BY
 INVESTING ACTIVITIES....      (6,126,266)         (6,670)         (5,797,148)
                              -----------         -------         -----------
CASH PROVIDED BY
 FINANCING ACTIVITIES:
  Sale of common stock...       9,383,552          83,000           9,466,552
  Change in subscription
   receivable............          83,000         (83,000)                --
  Accumulated other
   comprehensive income..         (17,052)            --              (17,052)
                              -----------         -------         -----------
NET CASH PROVIDED BY
 FINANCING ACTIVITIES....       9,449,500             --            9,449,500
                              -----------         -------         -----------
NET INCREASE IN CASH.....         103,364             --              439,152
CASH, beginning of the
 period..................             --              --                  --
                              -----------         -------         -----------
CASH, end of the period..     $   103,364         $   --          $   439,152
                              ===========         =======         ===========
Supplemental disclosures
 of cash flow
 information:
  Interest paid..........     $       --          $   --
  Taxes paid.............             --              --
Non cash financing
 activities:
  Stock options issued
   for services..........     $ 2,424,246         $   --

                 See notes to consolidated financial statements

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Year Ended December 31, 1999 and the Period November 12, 1998
                       (Inception) to December 31, 1998

Note 1. Business

  Medium4.com, Inc. and Subsidiaries (the "Company") formerly known as foreignTV.com, Inc. is a Delaware corporation formed on November 12, 1998. The Company was organized to develop opportunities as an Internet broadcaster of international and niche content.

Note 2. Summary of Significant Accounting Principles

 Principles of consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

 Cash and cash equivalents

  The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as a cash equivalents. The Company has cash held in excess of $100,000 which exceeds the FDIC insurance limits and is therefore uninsured.

 Development Stage Enterprise

  Due to the start-up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7. The separate presentation of accumulated operations and cash flows have not been presented separately since such operations for the year ended December 31, 1999 of the Company also represent the accumulated operations and cash flows of the Company. There were no operations to report for 1998.

 Leasehold Improvements and Equipment

  Leasehold improvements and equipment are stated at cost. Maintenance and repairs are charged to expenses as incurred. Depreciation is provided for over the estimated useful lives of the individual assets using straight-line methods.

 Fair value of financial instruments

  The carrying amounts reported in the balance sheet for cash, receivables, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

 Stock based compensation

  The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123, as of December 31, 1998.

 Comprehensive income

  The Company adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statements of Operations.

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Software Development Costs

  The Company capitalized software development costs in accordance with SFAS 86 and SOP
97-2 and SOP 98-4. The Company has capitalized $354,583 of such software development costs and will amortize such costs over 30 months on a straight line basis.

 Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $3,400,000, which expire in the year 2020. The Company has recorded approximately $1,200,000 valuation allowance on the deferred tax asset.

 Loss Per Share

  The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

 Accounting for Long-Lived Assets

  The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 1999 and 1998 respectively, the Company believes that there has been no impairment of long-lived assets.

 Investment in Affiliate

  Investments in affiliate represent a 20% ownership in foreignTV, Inc., which management has recorded utilizing the cost method. See Note 9. Management does not exercise significant influence over the operating or financial policies over the affiliate.

 Accounting estimates and assumptions

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

Note 3. Marketable Securities

  Marketable securities at December 31, 1999 consist of mutual fund shares which are classified as available for sale securities.

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Note 4. Leasehold Improvements and Equipment

  At December 31, 1999, leasehold improvements and equipment consist of the following:

       Leasehold improvements....................................... $  329,643
       Furniture & fixtures.........................................    307,143
       Computer equipment...........................................    272,453
       Camera equipment.............................................     76,446
       Other equipment..............................................    290,793
                                                                     ----------
                                                                      1,276,478
       Less: accumulated depreciation...............................    145,868
                                                                     ----------
                                                                     $1,130,610
                                                                     ==========

  Leasehold improvements are depreciated over 5 years. Furniture, fixtures and equipment are depreciated over 3 to 7 years.

Note 5. Other Assets

  Included in other assets are security deposits of $112,413 and intangible assets comprised of domain names which such costs of $86,880 are being amortized over 24 months. The unamortized portion at December 31, 1999 was $71,045.

Note 6. Equity Transactions

  a. In November 1998, the founders of the Company issued 8,300,000 shares of common stock to themselves for $83,000. Such monies were received in 1999.

  b. In April and May 1999 the Company sold 1,678,433 shares of common stock pursuant to an initial public offering registration at $6.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $9.00. There are 1,678,433 of such warrants outstanding as of December 31, 1999. The warrants will be exercisable at any time, until they expire three years after the effective date of the Proposed Offering. The warrants may be redeemed by the Company, in whole or in part, at any time upon at least 30 days prior written notice to the registered holders, at a price of $.05 per warrant, provided that the closing bid price of the Common Stock was at least $12.00 for the 20 consecutive trading days ending on the third business day preceding the date of the Company's giving of notice of redemption to the warrant holders, and provided there is then a current registration statement in effect for the shares underlying the warrants. In connection with the initial public offering 167,843 units were issued to the underwriter with an exercise price of $6.60 for one share of common stock and a warrant to purchase another share of common stock at $9.00, expiring in May 2004. There were costs of $1,278,046 applied as a reduction to such offering proceeds.

  c. During the fourth quarter of 1999, the Company sold 200,000 shares of common stock for $3.00 per share pursuant to a private placement for the sale of such unregistered securities. The Company received $459,000 of the sale of stock proceeds in 1999 and the remaining $141,000 by January 14, 2000. The $141,000 stock subscription is recorded as an other current asset.

Note 7. Stock Option Plan

  The Company has two incentive stock option plans, which are authorized to issue up to 500,000 and 1,000,000 shares of common stock, respectively, subject to approval by the stockholders.

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 1999: annual dividends of $0.00, expected volatility of 50% at December 31, 1999, risk-free interest rate of 5.7% and expected life of five years for all grants. The weighted-average fair value of the employee stock options granted during the year ended December 31, 1999 was $3.19. The weighted-average fair value of the unqualified stock options granted during the year ended December 31, 1999 was $3.35 or $2,439,426, which $304,929 was recorded as compensation expense in 1999 and the remaining balance to be amortized over 21 months.

  If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would have been approximately, $4,520,062 and $(.50) for the year ended December 31, 1999. The value of the employee stock options not vested is $834,394. Such stock options predominately vest over another two years.

  The following tables summarize the changes in options outstanding and the related price ranges for shares of the Company's common stock:

  Employee Stock Option Plan:

                                                                     Weighted
                                                                     Average
                                                          Shares  Exercise Price
                                                          ------- --------------
      Outstanding at December 31, 1998...................     --        --
        Granted.......................................... 499,500     $6.30
        Exercised........................................     --        --
        Expired or cancelled.............................     --        --
                                                          -------     -----
      Outstanding at December 31, 1999................... 499,500     $6.30
                                                          =======     =====


  Non-Employee Stock Option:

                                                                     Weighted
                                                                     Average
                                                          Shares  Exercise Price
                                                          ------- --------------
      Outstanding at December 31, 1998...................     --        --
        Granted.......................................... 723,500     $6.61
        Exercised........................................     --        --
        Expired or cancelled.............................     --        --
                                                          -------     -----
      Outstanding at December 31, 1999................... 723,500     $6.61
                                                          =======     =====

  The non-employee stock options outstanding are fully vested. The compensation expense attributed to the issuance of these stock options will be amortized over 24 months. These stock options are exercisable for five years from the grant date.

  The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from three to five years. As of December 31, 1999, 224,667 of these stock options were vested.

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
Note 8. License Agreements

  The Company entered into two license agreements with related parties for the sole and absolute use of certain Internet domain names. One of the agreements is with an officer and director of the Company and the other is with a not-for-profit organization whose board of directors is substantially identical to that of the Company. The term of the agreements is twenty-five years through December 31, 2023 with an additional renewal period of twenty-five years thereafter. The agreements require the Company to pay license fees, which begin at $600 per domain name and escalate to $2,500 per domain name through the twenty fifth year of the agreement. Thereafter, the fee increase is based on the Consumer Price Index. The agreement with the not-for-profit organization also requires the Company to provide office space, on its premises, for up to four employees of the not-for-profit organization for up to three years.

Note 9. Commitments and Contingencies

  a. The Company leases office space pursuant to a lease agreement, which expires on May 30, 2006. The Company also leases space in certain countries abroad.

  The future minimum lease commitments are as follows:

         2000.......................................... $249,000
         2001..........................................  249,000
         2002..........................................  204,000
         2003..........................................  159,000
         2004..........................................  169,600

  Rent expense for the year ended December 31, 1999 was $180,161.

  b. In April 1999, the Company entered into a one year consulting and finders agreement with a foreign entity to render public and investor relations in Asia, promote the business of Company and locate a Japanese strategic partner among other services. The consultant will be compensated at a monthly rate plus a fixed rate of non-accountable out of pocket expenses and a finders fee of 7.5% of the value of a strategic partner relationship.

  The consultant was paid $500,000 during 1999, which represents a $159,000 finders fee for the 20% equity ownership in foreignTV, Inc. (Japan), $218,750 of consulting fees and out of pocket expenses and $106,250 of prepaid consulting fees and out-of-pocket expenses for 2000.

  c. The Company also has employment agreements with several of their officers and employees with terms up to five years. The terms of the agreements may include cash, compensation, stock options, car allowance and other traditional employee benefits.

  d. The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.