Form 10-K/A
period 1999-12-31
MEDIUM4 COM INC
filed 2000-04-28
CIK 1077634

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                  FORM 10-K/A-1

                        For Annual and Transition Reports
    Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
x   Act of 1934 x For the fiscal year ended December 31, 1999

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
o   Act of 1934 o For the transition period from ____________ to _____________


                        Commission File Number 000-25667


                                Medium4.com, Inc.
                     (formerly known as foreignTV.com, Inc.)
             (Exact name of registrant as specified in its charter)

              Delaware                               13-4037641
   (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
     Incorporation or Organization)

       Registrant's telephone number, including area code: (212) 993-9400


Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of Each Exchange on Which Registered
             None                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes x    No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o


              Applicable only to Registrants involved in bankruptcy
                  proceeding during the preceding five years:

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o No o

The number of shares outstanding of the Registrant's common stock is 10,178,433 as of March 16, 2000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $20,505,007 as of April 24, 2000.


================================================================================

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors and Executive Officers

     The following table sets forth certain information with respect to each of our current executive officers and directors.

      Name                Age             Position
      ----                ---             --------

I. William Lane           77              Chairman of the Board of Directors

Jonathan Braun            49              Chief Executive Officer and Director

Graham Cannon             37              President

David C. Badner           48              Executive Vice President, Chief
                                           Operating Officer and Director

Bruno Finel               40              Senior Vice President - International
                                           Operations and Director

Harold I. Berliner        61              Treasurer and Chief Financial Officer

Marc D. Leve              43              Vice President - Legal Affairs,
                                           Secretary and Director

Stanley S. Canter         69              Director

Junichi Watanabe          44              Director


     I. William Lane, PhD has served as our Chairman of the Board since our inception in 1998. Since 1994, he has served as a consultant to Lane Labs, a natural medicine company founded upon Dr. Lane's teachings, primarily dealing with cancer research. Since 1989, he has also been the chairman of Cartilage Consultants, Inc., a company that researches and provides consulting services for the use of shark cartilage and other natural medicines. Dr. Lane is Chairman of the Center of Contemporary Diplomacy, Inc. He received his B.S. and Masters in Nutritional Science from Cornell University and his PhD. in Agricultural Biochemistry and Nutrition from Rutgers University.

     Jonathan Braun is the originator of the foreignTV.com concept. He has served as our Chief Executive Officer and a director since our inception. From 1995 to 1997, Mr. Braun was the president of Marinex Multimedia Corporation, a CD-rom publishing and Internet content provider company. He was the founder and, from 1991 to 1995, the President of Marinex, Inc., a public relations firm. He also currently serves on the editorial board of Midstream, a monthly journal specializing in Israel and the Middle East. Mr. Braun is also president of the Center of Contemporary Diplomacy, Inc. He received his M.S. from the Columbia University School of Journalism and his B.A. in Political Science from the City College of New York, where he graduated phi beta kappa and magna cum laude.

     Graham Cannon has been affiliated with us since May 1999 and assumed his present office in December 1999. Prior to May 1999 and from 1997, he was Director of Communications and Strategy for Time Inc. New Media where he developed and implemented that company's marketing and media strategy. In that position, he developed co-branding relationships, created online banner campaigns, as well as print and broadcast advertising. Mr. Cannon also

                                     III-1
helped initiate a landmark research project examining Web, print and TV usage among mass-market users. From 1995 to 1997, Mr. Cannon was Deputy Director of Communications to then Ambassador Madeleine K. Albright and Ambassador Bill Richardson at the United Nations, where he developed and implemented communications and media strategy - including for policy in Bosnia, Iraq and Haiti - and was a key speech and editorial writer. From 1989 to 1995, he was a Senior Policy Adviser to the House Foreign Affairs Committee and to Congressman Howard Berman. Mr. Cannon also has a background in journalism, as a TV News Producer and a writer for publications such as the London Daily Mail and Microsoft's Slate. Mr. Cannon has a Bachelor's Degree (honors) from the University of Manchester (UK) in Ancient History and Archaeology.

     David Badner has been our Executive Vice President since January 2000. Mr. Badner is an entrepreneur with over twenty years' experience managing and operating manufacturing and retail companies. From 1995, Mr. Badner has been a principal officer and shareholder of Acme Bottled Air, Inc., a major distributor of air purification products with annual sales of $30 million. From 1998, he was a principal officer and shareholder of Vinculum, Inc., a medical technology company, which develops and manufactures a diabetes monitoring device. Mr. Badner has extensive experience consulting on marketing, management, and technology to corporations such as DataLink.net, Inc. and J.N. Savasta Corp. Previously, he was a marketing executive at Playboy Enterprises. Mr. Badner is a graduate of Cornell University, where he earned a PhD in Biochemistry in 1979, and previously earned bachelors and masters of science degrees.

     Bruno Finel has been affiliated with us since our inception. From 1989 to 1999 Mr. Finel was the managing director and principal stockholder of Cablevision, a ten-year old Paris-based company that produces programs for African, French and European television and provides communication and investment counseling on behalf of the governments of Namibia, the Ivory Coast, Togo and Tunisia. In addition, Mr. Finel created and managed, through Cablevision, the official public information Web sites of Namibia, Togo and Tunisia and has created news and information related Web sites devoted to Sudan and Tunisia. Mr. Finel earned a law degree (maitrise de droit) from Assas University (Paris 2) in 1982.

     Harold Berliner has served as our Treasurer and Chief Financial Officer since September 1999. Mr. Berliner brings more than 30 years experience in strengthening financial management within young and emerging media and high tech companies. As a partner at KPMG Peat Marwick (1967-1992), and a senior executive at international management consulting firms Mercer Management Consulting and Rath & Strong (1992-1998), he pioneered use of the Internet as an integral part of core business processes, and is a recognized leader in adapting communication and information technologies to improving business operational effectiveness. Mr. Berliner serves as Trustee of the Citizens Budget Commission, a private "watchdog" agency overseeing the operations and finances of New York City and State governments. He is also the treasurer of the Isaacs Center, a Meals-on-Wheels agency serving homebound elderly on the Upper East Side of Manhattan. Mr. Berliner is a graduate of Columbia College (1961), and holds a degree in Industrial Engineering from the Columbia University School of Engineering (1962). He is a certified public accountant in New York State and a member of the AICPA.

     Marc D. Leve has been our Vice President-Legal Affairs, general counsel, Secretary and a director since our inception. Prior thereto, Mr. Leve was an attorney at Yerushalmi & Associates, LLP, a New York law firm, and its predecessor law firm, since 1995. He was an associate at Yerushalmi, Shiboleth, Yisraeli & Roberts, LLP from 1993 to 1995. Prior to that, he practiced law in Israel at the law firm of M. Porath & Co., served as a military prosecutor in the Military Advocate General Corps of the Israeli Defense Forces, and worked at the law firm of I. Tunik & Co. Mr. Leve has also been General Counsel, Vice President, Secretary and a director of the Center of Contemporary Diplomacy, Inc. since shortly after its inception. Mr. Leve received an LLB in 1984 from Bar Ilan University in Israel. He is admitted to practice law in Israel and in the State of New York.

     Junichi Watanabe was elected as one of our directors on December 28, 1999. Mr. Watanabe, an executive with extensive international business experience, has worked in the United Arab Emirates, Japan, Kuwait, Canada and other countries. Mr. Watanabe is a graduate of Keio University, Tokyo, Japan with a degree in economics. Mr. Watanabe is a member of our audit and compensation committees.

                                     III-2

     Stanley S. Canter was elected a director on December 28, 1999. Mr. Canter is a veteran Hollywood producer of feature films, and former vice resident of the Union Bank in Beverly Hills, California. He is a graduate of UCLA with a Master's degree in History and International Relations. Mr. Canter is a member of our audit committee.

Other Key Employees

     Dennis Oppenheimer has been affiliated with us since May 1999 and was appointed our Senior Vice President - Entertainment in December 1999. Mr. Oppenheimer is the former President of the Abandon Artists and Performance Group where he oversaw the careers of approximately 13 major record label artists including multi-platinum artists such as Patricia Kaas and Aaron Hall. He has worked with most of the major labels including RCA, Warner Brothers, Columbia, Epic, Interscope, MCA, Arista, Sire, Virgin. He was also President of Citizen X Records, a label which released products via RCA, Interscope, and EMI/Caroline. Mr. Oppenheimer has represented numerous artists signed to several major music publishers including Warner/Chappell, Madonna's Maverick Music, EMI Music, Polygram Music, Sony Music. He has marketed European acts in the U.S. and American acts abroad with emphasis on France, Germany, Benelux, Russia, and the Ukrainian Republic. He recently served as a music coordinator for the Sony Pictures feature film, "Devil's Own," starring Harrison Ford and Brad Pitt.

     Benjamin Kile was appointed our Creative Director in December 1999. Mr. Kile came to us from a varied background in advertising, marketing and new media creativity. He began his career as an art director and designer for advertising and direct marketing agencies such as Luca Stephen Partners and Landey and Partners - Ground/Morris before crossing into the world of new media creativity. As Creative Director for Marinex Multimedia, Inc., he was responsible for the direction of several online and CD-rom ventures. Most recently, Mr. Kile was the Design Director for Fox News Online (www.foxnews.com), a division of News
                                     ----------------
Digital Media. In that role, he expanded the communication priorities of the site to include interactive content and made interaction with the user an inherent part of the site's daily design. Mr. Kile received his B.S. from Cornell University and has also attended the Pratt Institute in Manhattan.

     Don Moore has been serving as our chief technology officer since October 1999. Prior to joining us, he served as a technology consultant to Scripps Networks, Home and Garden Television and Food Network, where he also held positions including Web Director and Information Systems Director. Mr. Moore was the founding technologist for the Food Network web site, and built infrastructure to scale the site from an initial few thousand visits a month to several million monthly visits. He integrated technology for the site to support targeted advertisements and sponsorships, e-commerce, streaming media, viewer contests, chat sessions and interactivity with on-air programs.

Director Compensation and Election

     All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our directors receive no compensation for serving on our board other than reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the board and serve at the discretion of the board.

Committees of the Board of Directors

     On December 23, 1999, our board created a compensation committee consisting of Junichi Watanabe, Jonathan Braun and Marc Leve, and an audit committee consisting of our outside directors, Stanley Canter and Junichi Watanabe. The compensation committee will review our compensation policies and administer our stock option plans. The audit committee will review the scope of our audit, the engagement of our independent auditors and their audit reports.

                                     III-3

Item 11.    EXECUTIVE COMPENSATION

     The following table sets forth below is the aggregate compensation that we paid during the year ended December 31, 1999 to our Chief Executive Officer and to each of our other executive officers who earned in excess of $100,000 during that year.


                           Summary Compensation Table

                                                                                           Long Term Compensation
                                                                           -----------------------------------------------
                                    Annual Compensation                              Awards                 Payouts
                               -----------------------------               --------------------------      ---------

Name and                  Fiscal   Salary       Bonus    Other Annual      Restricted       Securities      Long Term  All Other
Principal Position        Year     ------       -----    Compensation      Stock            Underlying      Incentive  Compensation
------------------        ----                           ------------       Awards          Options          Payouts   ------------
                                                                            ------          -------          -------

Jonathan Braun            1999     $156,900      __             __                __              __            __
  Chief Executive
  Officer

Albert T. Primo           1999     $106,338      __             __                __              __            __
  Vice Chairman (1)

Bruno Finel               1999     $105,003
   Senior Vice President
   International
   Operations


----------
(1) Mr. Primo resigned as both our Vice Chairman and as one of our directors on March 3, 2000.


Stock Options

     No options to acquire shares of our common stock were granted to any of our named executive officers during the year ended December 31, 1999 nor do any of such persons currently hold any options to acquire shares of our common stock.


Employment Arrangements

     Jonathan Braun, Bruno Finel, Marc Leve, Graham Cannon and Harold Berliner have each entered into five-year agreements with us that set forth the terms of their employment. These agreements were effective commencing January 1, 1999, April 13, 1999, April 13, 1999, June 1, 1999 and September 1, 1999,
respectively. Under the terms of their agreements, the minimum base salary of Messrs. Braun and Finel is $150,000 per annum, with annual increases at a rate of not less than 10%. The minimum base salary of Graham Cannon is $138,000, that of Mr. Leve is $100,000, and that of Mr. Berliner is $75,000. Each such employee will also receive a one- time bonus of $25,000 if and when we first achieve profitability.

     Each of the employment agreements, which are substantially similar, requires each employee to devote substantially his full-time business efforts to our affairs, except in the case of Mr. Berliner, who works on an as-needed basis, and Mr. Leve, who has the right to continue his private law practice, so long as his practice does not conflict with his duties as our Vice President - Legal Affairs and Secretary. Each employment agreement also provides for the payment of severance to the employee in the event of our terminating his employment other than for "cause." The severance will be an aggregate lump sum equal to one year's of the employee's minimum base salary at the date of termination, augmented by a like amount for each year of prior employment.

                                     III-4

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of outstanding shares of our common stock as of April 24, 2000 by

          o each person (or group of affiliated persons) who is known by us to beneficially own five percent or more of our common stock,

          o    each of our directors and named executive officers, and

          o    all of our directors and executive officers as a group.



                                                                                                 Percentage
                                                           Number of Shares                          of
        Name of Beneficial Owner                        Beneficially Owned(1)                   Ownership(1)
        ------------------------                        ---------------------                   ------------
Dr. I. William Lane,                                     2,595,750                            25.41%
80 Woodland Road, Apt. 4
Short Hills, N.J.  07078

Mr. Jonathan Braun                                       3,000,000                            29.37%
24 Holly Hill Lane
Katonah, NY  10536

Graham Cannon                                            144,800(2)                           1.40%
 555 Main St. Apt. 510
New York, N.Y. 10044

David Badner                                             369,000(3)                           3.49%
12421 NW 15th St.
Sunrise FL  33323

Mr. Bruno Finel                                          600,000                              5.87%
5, rue du Boccador
Paris 75008 France

Harold I. Berliner                                       33,500(4)                            *
36 Cross Hill Road
Hartsdale, N.Y. 10530

Marc D. Leve                                             200,000                              1.96%
264 Lexington Ave. #2A
New York, N.Y.  10016

Stanley S. Canter                                        0                                    *
10550 Wilshire Blvd. Ste. 905
Los Angeles, CA  90024

Junichi Watanabe, Director,                              50,000                               *
4F-C Azabu Maxim Bldg. 2-13-5
Azabujuban, Manto-ku
Tokyo  106-0045, Japan

Mr. Albert T. Primo                                      850,000(5)                           8.32%
182 Sound Beach Avenue
Old Greenwich, Conn 06870

All directors and executive officers as a group (9       6,993,050(2-5)                       65.09%
persons)


                                     III-5

*    Less than 1%.

(1) The amounts and percentages of common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under such rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. To our knowledge, each beneficial owner named in the above table has sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

(2)  Includes 144,800 shares underlying options.

(3) Includes 350,000 shares underlying options; also includes 11,500 shares held by a company in which Mr. Badner has a 50% equity interest.

(4)  Includes 33,500 shares underlying options.

(5) Excludes Mr. Primo, who resigned as our vice chairman and as one of our directors on March 2, 2000.

                                     III-6

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Center of Contemporary Diplomacy, Inc. is a New York not-for-profit, tax-exempt organization formed in 1997 for the purpose of promoting and preserving world peace through public awareness and understanding of diplomacy in international relations. The Center was founded by I. William Lane, our Chairman, and Jonathan Braun, our Chief Executive Officer. Dr. Lane is currently serving as the Center's chairman, Mr. Braun is the Center's president and Marc
D. Leve, our Vice President-Legal Affairs, general counsel and Secretary is also an officer of the Center.

     We have entered into exclusive license agreements with the Center and Mr. Braun, personally. Each of the agreements has substantially similar terms. The agreements afford us a 25-year exclusive license for unlimited use of (i) 95 different Internet Web site addresses (domain names) owned by the Center, including the name of our premier network, foreignTV.com. and (ii) 36 different addresses owned by Mr. Braun, including the name of our corporate home page, medium4.com, and the name of our networks, nicheTV.com and streamingusa.com. These 135 names constitute less than 10% of the approximately 1,500 domain names that we currently use or plans to use.

     Our exclusive license includes the right to sublicense the use of the Internet names to others. These agreements require us to pay the Center or Mr. Braun, as the case may be, an annual license fee of $600 per address for each of the first five years of the 25-year term, increasing by 5% a year thereafter through the 13th year, by 7% per year thereafter through the 21st year, by 10% per year through the 24th year and at a rate of $2,500 per address for the final year. These fees are payable irrespective of whether or not we use any or all of such addresses.

     The annual payment by us to the Center, initially will be $57,000, increasing to $237,500 for the final year. Our payment to Mr. Braun, initially will be $21,600, increasing to $90,000 for the final year. In addition, we are obligated to pay an annual maintenance fee for the addresses, currently $35 per address, to InterNIC Registration Services for the 25-year term of these agreements. We are also obligated to indemnify the Center and Mr. Braun against any and all claims asserted against either of them relating to our use of the addresses.

     The licenses will automatically renew upon their scheduled expiration for additional terms of 25 years unless we, the Center and/or Braun agree otherwise. However, we may unilaterally terminate either license at any time by paying the Center or Braun, as the case may be, a sum equal to (i) the aggregate license fees payable to such licensor in the year in which we terminate the respective license and (ii) the aggregate respective license fee we would have been required to pay in the immediately subsequent year.

     The Center and Mr. Braun have agreed that for the term of our licenses, they will not register any further addresses containing the letters "TV" or stating or implying streaming or any other similar aspect of our business. Moreover, should they license any further addresses to us for our exclusive use, our license fee shall be equal to the initial registration fee paid by licensor for its rights to such addresses.

     Although we believe that the terms of the respective licensing arrangements are no less favorable to us than those we could have negotiated with persons having no relation to us, these arrangements should be viewed by investors as being non-arms-length in their nature.

                                     III-7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report or amendment thereto be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2000

                                            MEDIUM4.COM, INC.


                                            By:   /s/  Marc D. Leve
                                                ---------------------------
                                                   Marc D. Leve, Secretary

                                     III-8