Form 10-Q
period 2000-03-31
MEDIUM4 COM INC
filed 2000-05-15
CIK 1077634

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDING MARCH 31, 2000

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15863

                               Medium4.com, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                                                   13-4037641
       -----------                                               --------------
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                                Yes X    No___
                                    --
The number of shares of Common Stock, par value $ .01 per share, outstanding as of May 12, 2000 is 10,215,933 shares.

                               Medium4.com, Inc.
                               -----------------

                              INDEX TO FORM 10-Q

                                March 31, 2000


PART I.  Financial Information                                                           Page #


Item 1.                       Financial Statements  (unaudited):
                              Consolidated Balance Sheet
                              March 31, 2000                                             3

                              Consolidated Statements of Operations (Unaudited)
                              Three months ended March 31, 2000                          4

                              Consolidated Statements of Cash Flows (Unaudited)
                              Three months ended March 31, 2000                          5

                              Consolidated Statement of Shareholders' Equity             6

                              Notes to Consolidated Financial Statements
                              (unaudited)                                                7

                              Management's Discussion and Analysis of
                              Financial Condition and Results of Operations              8

Item 2.                       Changes in Securities and Use of Proceeds                 10



PART II.  Other Information

Item 6.                       Exhibits and Reports on Form 8-K                          11
                              Signatures                                                12

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEET


                                                                                          March 31,            December 31,
                                                                                            2000                  1999
                                                                                    -------------------    ------------------
                                                                                         (unaudited)            (audited)
                                         ASSETS
                                         ------

CURRENT ASSETS
Cash and cash equivalents                                                            $       683,229       $       103,364
Marketable securities                                                                      2,340,210             4,159,418
Accounts receivable                                                                           61,500                12,800
Other current assets                                                                         136,436               378,824
                                                                                     ------------------    -------------------
Total Current Assets                                                                       3,221,375             4,654,406

INVESTMENT IN AFFILIATE                                                                      159,000               159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                                  1,176,712             1,130,610

SOFTWARE, NET                                                                                710,016               354,582

OTHER ASSETS                                                                                202,794                183,458
                                                                                     ------------------    -------------------
                                                                                     $    5,469,897        $     6,482,056
                                                                                     ==================    ===================


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

CURRENT LIABILITIES
Accounts payable                                                                     $      328,494        $       256,394
Accrued expenses                                                                            124,594                233,307
                                                                                     ------------------    -------------------
Total Current Liabilities                                                                   453,088               489,701

COMMITMENTS AND CONTINGENCIES                                                                   -                     -

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value 5,000 shares authorized
issued and outstanding  -0- shares                                                              -                     -
Common stock, $.01 par value; 30,000,000 shares authorized,
10,331,196 and 10,178,433 issued and outstanding,
respectively                                                                                 103,312               101,784
Paid in capital                                                                           12,429,986            11,789,014
Accumulated deficit                                                                       (5,682,364)           (3,760,176)
Unearned compensation expense                                                             (1,818,184)           (2,121,215)
Accumulated other comprehensive income                                                       (15,941)              (17,052)
                                                                                     ------------------    -------------------
Total Stockholder's Equity                                                                 5,016,809             5,992,355
                                                                                     ------------------    -------------------
                                                                                     $     5,469,897       $     6,482,056

                See notes to consolidated financial statements

                                  MEDIUM4.COM, INC. AND SUBSIDIARIES
                                   (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)

                                                                         Three months ended                 Three months ended
                                                                           March 31, 2000                     March 31, 1999
                                                                       -----------------------             ----------------------
REVENUE                                                                  $           66,911                 $             -


EXPENSES:
  Production                                                                        145,517                               -
  Amortization of software                                                           44,322                               -
  Selling, general and administrative expenses                                    1,826,893                          77,783
                                                                         -------------------                ------------------
  Total expenses                                                                  2,016,732                          77,783
                                                                         -------------------                ------------------
LOSS FROM OPERATIONS                                                             (1,949,821)                        (77,783)

OTHER INCOME
  Interest income                                                                    48,963                               -
  Loss on marketable securities                                                     (21,330)                              -
                                                                         -------------------                ------------------
  Total other income                                                                 27,633                               -
                                                                         -------------------                ------------------
LOSS BEFORE TAXES                                                                (1,922,188)                        (77,783)

INCOME TAX EXPENSE                                                                      -                               681
                                                                         -------------------                ------------------

NET LOSS                                                                 $       (1,922,188)                $       (78,464)
                                                                         ===================                ==================

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                                            1,111

Comprehensive Income                                                     $       (1,921,072)                $       (78,464)
                                                                         ===================                ==================

Weighted average shares of common stock
outstanding                                                                      10,216,624                       9,139,217

  Net loss per share                                                     $            (0.19)                $         (0.01)
                                                                         ===================               ===================



                See notes to consolidated financial statements

                           MEDIUM4.COM, INC. AND SUBSIDIARIES
                            (A Development Stage Enterprise)

                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                              Three months March 31,
                                                                                            2000                 1999
                                                                                      --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $   (1,922,188)       $    ( 78,464)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation                                                                                  90,607                  -
   Amortization                                                                               44,322                  -
   Increase in accounts receivable                                                           (48,700)                 -
   Increase in other current assets                                                          242,388              (66,632)
   Increase in accounts payable                                                               72,100                  -
   Increase in accrued expenses                                                             (108,713)             133,551
                                                                                      --------------        -------------
NET CASH USED BY OPERATIONS                                                               (1,630,184)             (11,545)
                                                                                      --------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in due to related parties                                                            -                 (6,670)
   Increase in other assets                                                                  (19,336)             (44,864)
   Purchases of capital expenditures                                                        (536,465)                 -
   Increase in marketable securities                                                       1,819,208                  -
                                                                                      --------------        -------------

NET CASH USED BY INVESTING ACTIVITIES                                                      1,263,407              (51,534)
                                                                                      --------------        -------------
CASH PROVIDED BY FINANCING ACTIVITIES:
   Sale of common stock                                                                      642,500               65,236
   Change in subscription receivable                                                             -                 10,694
   Unearned compensation expense                                                             303,031                 -
   Accumulated other comprehensive income                                                      1,111                 -
                                                                                      --------------        -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    946,642               75,930
                                                                                      --------------        -------------
NET INCREASE IN CASH                                                                         579,865               12,851

CASH, beginning of the period                                                                103,364                  -
                                                                                      --------------        -------------
CASH, end of the period                                                               $      683,229        $      12,851
                                                                                      ================      =============

Supplemental disclosures of cash flow information:

Taxes paid                                                                            $       10,850                  681

                See notes to consolidated financial statements

                                                MEDIUM4.COM, INC. AND SUBSIDIARIES
                                                 (A Development Stage Enterprise)

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)


                                                                                                                   Accumulated
                                                Common Stock                   Additional                             Other
                                   --------------------------------------       Paid in       Accumulated          Compensation
                                        Shares               Amount            Capital         Deficit               Income
                                   ------------------   -----------------   ---------------  ---------------    ---------------
Balance as of December 31, 1999      10,178,433           $  101,784         $  11,789,014    $  (3,760,176)     $   (17,052)

Receipt of stock subscription               -                    -                    -                 -                 -

Sale of common stock                    152,763                1,528               640,972              -                 -

Accumulated other comprehensive
      income                                 -                   -                    -                 -              1,111

Unearned Compensation
      expense                                -                   -                    -                  -                -

Net loss                                     -                   -                    -          (1,922,188)              -
                                   ---------------      ---------------     ------------------  ------------   ----------------

                                      10,331,196          $  103,312         $ 12,429,986      $ (5,682,364)         (15,941)
                                   ===============      ===============     ==================  ===========    ================




                                          Unearned                 Total
                                        Compensation           Stockholders
                                          Expense                 Equity
                                    -----------------       ----------------
Balance as of December 31, 1999     $    (2,121,215)         $    5,992,355

Receipt of stock subscription                   -                       -

Sale of common stock                            -                  642,500

Accumulated other comprehensive
      income                                    -                    1,111

Unearned Compensation
      expense                               303,031                303,031

Net loss                                        -               (1,922,188)
                                    -----------------        ---------------

                                      $  (1,818,184)         $   5,016,809
                                    =================        ===============



                See notes to consolidated financial statements

                       Medium4.com, Inc and Subsidiaries
                       (A Development Stage Enterprise)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1.     Basis of Presentation
---------------------------------

     The accompanying unaudited consolidated financial statements of Medium4.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the three months period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.


Note 2.     Equity Transactions
-------------------------------

a. During the first quarter of 2000 the Company privately sold 47,500 shares of common stock at $3.00 per share.

b. In March 2000, the Company privately sold to a single corporate purchaser 105,263 shares of common stock together with four-year warrants to purchase an additional 105,263 shares of common stock exercisable at $9.00 per share, for an aggregate consideration of $500,000. In addition, this entity was issued warrants to purchase 600,000 shares of common stock exercisable at $1.00 per share, with exercisability predicated upon its achievement of certain performance criteria. These Performance Warrants vest based on certain future performance criteria, therefore will be valued at the time such warrants vest based on the then trading prices of the Company's common stock.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     We are a developmental stage company that was founded on November 12, 1998. As of the end of the three-month fiscal period ended March 31, 2000, we had not generated any material revenues. In view of the rapidly evolving nature of our business and our limited operating history, we believe that a description of our revenues and operating results is not necessarily meaningful and should not be
relied upon as indications of future performance.   Our business plan assumes
that we will not derive any significant revenues from advertising, sales, e-commerce or other activities prior to April 2000. Our business plan further assumes that we will continue to invest and disburse substantial funds to build the infrastructure of our large-scale streaming-video broadcasting business on the World Wide Web.

Results of Operations
---------------------

Fiscal Quarter ended March 31, 2000

     We sustained a net loss of $1.92 million for the three month fiscal period ended March 31, 1999 on revenues of approximately $66,911. Such revenues were derived from advertising, the production of infomercials and from our affiliate program licensing fees.

     The production costs for the development of our original content for the
three month period ended March 31, 2000, were approximately $145,517.   This
amount includes the cost of (i) data communications, (ii) software license fees and (iii) content license fees, where necessary in order to acquire additional content. As our user traffic increases and as the number of services we offer increases, we expect these expenditures to increase.

     Our selling, general and administrative expenses were approximately $1.83 million for the three-month fiscal period ended March 31, 2000, consisting primarily of $795,573 in personnel costs, $432,932 in professional and consulting fees, $180,238 in rent, overhead, equipment and depreciation, $66,476 in sales and marketing costs, and $276,996 in other general and administrative costs. Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance.

     We had depreciation and amortization expense of $134,929 for the three-month fiscal period ended March 31, 2000. This was derived primarily from depreciation relating to our leasehold improvements and furniture, computer and camera equipment purchases, and amortization of software.

     Our net losses were partially offset by interest earnings on our investment grade securities, cash and cash equivalents amounting to approximately $48,963 in the three-month fiscal period ended March 31, 2000.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through sales of our common stock and warrants in our IPO and in two private placements between December 1999 and March

2000. Net proceeds from these sales have totaled approximately $10.1 million, with $8.8 million raised in the IPO and $1.3 million raised in the two private placements.

     For the three-month period ended March 31, 2000, we used approximately $1.6 million in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by increases in accounts payable, accrued liabilities and deferred revenue.

     For the three-month period ended March 31, 2000, we used approximately $0.54 million in in connection with our investing activities, purchases of property and equipment, production of encoded videos, which are treated as software development, and registration costs relating to our library of domain names.

     We believe that our success will depend largely on our ability to become a leading source for streaming media broadcasting of international and other niche programming on the Web. Accordingly, we intend to invest heavily in order to develop our network infrastructure, acquire content and in sales and marketing. We expect to continue to incur substantial operating losses for the foreseeable future. During the three-month fiscal period ended March 31, 2000, we continued to invest heavily in and incurred significant expenditures and costs for expanding our network infrastructure required for large-scale streaming media broadcasts and in implementing our business plan.

     At March 31, 2000, we had $3.33 million of cash and cash equivalents. We believe that current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next twelve months. However, the growth of our business, if sustained, may require us to raise additional capital. We can give no assurance that we will able to obtain such additional financing, if needed, on terms attractive to us, if at all. Failure to raise capital when needed could adversely affect our future operations and prospects. If we raise additional funds through the issuance of equity securities, then our current stockholders would have their percentages of equity ownership of Medium4.com reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common stock.

Year 2000

     To date our systems and computer software and hardware have not experienced any material disruption due to the onset of the Year 2000. However, we cannot assure that we will not experience disruptions in the future as a consequence of Year 2000 issues. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

Quantitative and Qualitative Information About Market Risk

     We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, foreign currency exchange, commodity price or equity price risk. We have purchased no options and entered into no swaps. We have no bank borrowing facility which could subject us to the risk of interest rate fluctuations. The predominant share of our funds are invested in interest-bearing investment grade securities, the yield and value of which are subject to Federal interest rate fluctuations. Due to fluctuations in the Federal interest rates, the investment grade securities held by us experienced a decline of $21,330 (approximately 0.66%) at the end of the three-month fiscal period ended March 31, 2000.

Forward-Looking Statements

     Management's Discussion and Analysis above contains certain forward-looking statements and information relating to us and to our present and future business operations within the meaning of Federal securities law. We have identified these statements by using forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "predict", "contemplate", "continue," "believe," "intend," or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information.

     These forward-looking statements included in Management's Discussion and Analysis are based on our beliefs as well as assumptions made using information currently available to us, and we assume no obligation to update any such forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. However, because these statements reflect our current views concerning future events,
these statements involve certain risks, uncertainties and assumptions.   Actual
future results may differ materially and significantly from the results projected and discussed in the forward-looking statements.

     We caution you that our business and financial performance are subject to substantial risks and uncertainties. Potential risks and uncertainties include, among others, those risk factors set forth in our S-1 Registration Statement, as amended, for our initial public offering that became effective on April 13, 1999 and our Annual Report on Form 10-K, as amended, for the Fiscal Year ended December 31, 1999.

Item 2.    Changes in Securities and Use of Proceeds

     (a)   None
     (b)   None
     (c) (i) During the first quarter of 2000 we privately sold 47,500 shares of common stock at $3.00 per share.

          (ii) In March 2000, we privately sold to a single corporate purchaser 105,263 shares of common stock together with four-year warrants to purchase an additional 105,263 shares of common stock exercisable at $9.00 per share, for an aggregate consideration of $500,000. In addition, this entity was issued warrants to purchase 600,000 shares of common stock exercisable at $1.00 per share, with exercisability predicated upon its achievement of certain performance criteria.

No underwriters were employed for these purposes. We sold these securities in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act, on the basis that neither transaction involved any public offering.

     (d) On April 13, 1999, we commenced an initial public offering of our securities, SEC file number 333-71733, resulting in net proceeds to us of $8,792,552.

     From April 13, 1999 through March 31, 2000, we expended $ 5,889,583 of such net proceeds upon the development of our business, including $1,082,372 for the payment of officers' salaries and consulting fees. The balance of such net proceeds, inclusive of interest thereon, have been utilized to purchase marketable securities, which will be liquidated as required for the further development of our business and for working capital purposes.

     PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

      (a)  Exhibits:


      (27) Financial Data Schedule


      (b)  Reports on Form 8-K:

           None.

                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Medium4.com, Inc.
                              (registrant)



Dated: May 12, 2000           By:   /s/ Harold I. Berliner
                                    ------------------------------------------
                                    Harold I. Berliner, Treasurer and
                                      Principal Financial and Accounting Officer