Form 10-Q
period 2000-06-30
MEDIUM4 COM INC
filed 2000-08-15
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDING JUNE 30, 2000

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15863

                               Medium4.com, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                    13-4037641
            --------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

              120 Fifth Avenue, Seventh Floor, New York, NY 10011
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 993-9400
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                 Yes X    No
                                    ---     ---

The number of shares of Common Stock, par value $ .01 per share, outstanding as of August 14, 2000 is 10,471,196 shares.

                               Medium4.com, Inc.
                               -----------------

                               INDEX TO FORM 10-Q

                                 June 30, 2000


PART I.  Financial Information                                        Page #

Item 1.       Financial Statements  (unaudited):
              Consolidated Balance Sheet
              June 30, 2000                                              1

              Consolidated Statements of Operations
              Three months ended June 30, 2000                           2
              Six months ended June 30, 2000                             3

              Consolidated Statement of Stockholders' Equity             4

              Consolidated Statements of Cash Flows                      5
              Six months ended June 30, 2000

              Notes to Consolidated Financial Statements
              (unaudited)                                                6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              8



PART II.  Other Information

              Changes in Securities and Use of Proceeds                 11

Item 3.       Quantitative and Qualitative Disclosures
              about Market Rate                                         12

Item 6.       Exhibits and Reports on Form 8-K                          13
              Signatures                                                14

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEET

                                                                                   June 30,            December 31,
                                                                                     2000                  1999
                                                                              -------------------   -------------------
                                                                                 (unaudited)            (audited)
                                         ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   $            130,786  $            103,364
Marketable securities                                                                  1,312,169             4,159,418
Subscription Receivable                                                                  427,450
Accounts receivable                                                                       81,500                12,800
Other current assets                                                                     307,412               378,824
                                                                              -------------------   -------------------
Total Current Assets                                                                   2,259,317             4,654,406

INVESTMENT IN AFFILIATE                                                                  159,000               159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                              1,215,833             1,130,610

SOFTWARE, NET                                                                          1,059,611               354,582

OTHER ASSETS                                                                             346,178               183,458
                                                                              -------------------   -------------------
                                                                            $          5,039,939  $          6,482,056
                                                                              ===================   ===================


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                            $            452,596  $            256,394
Accrued expenses                                                                         143,498               233,307
Deferred revenue                                                                         475,000                     -
                                                                              -------------------   -------------------
Total Current Liabilities                                                              1,071,094               489,701

COMMITMENTS AND CONTINGENCIES                                                                  -                     -

STOCKHOLDERS' EQUITY
Preferred stock $.01 par value 5,000 shares authorized
issued and outstanding  -0- shares                                                             -                     -
Common stock, $.01 par value; 30,000,000 shares authorized,
10,471,196 and 10,178,433 issued and outstanding, respectively                           104,712               101,784
Paid in capital                                                                       12,942,536            11,789,014
Accumulated deficit                                                                   (7,547,308)           (3,760,176)
Unearned compensation expense                                                         (1,515,154)           (2,121,215)
Accumulated other comprehensive income                                                   (15,941)              (17,052)
                                                                              -------------------   -------------------
Total Stockholder's Equity                                                             3,968,845             5,992,355
                                                                              -------------------   -------------------
                                                                            $          5,039,939  $          6,482,056
                                                                              ===================   ===================

                See notes to consolidated financial statements

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Three months ended
                                                      ---------------------------------------------
                                                         June 30, 2000            June 30, 1999
                                                      --------------------     --------------------
                                                          (unaudited)              (unaudited)

REVENUE                                               $           135,498      $                 -


EXPENSES:
Production                                                        172,695                        -
Amortization of software                                           84,298                        -
Selling, general and administrative expenses                    1,761,789                  955,789
                                                       -------------------      -------------------
                                                       -------------------      -------------------
Total expenses                                                  2,018,783                  955,789
                                                       -------------------      -------------------
LOSS FROM OPERATIONS                                           (1,883,285)                (955,789)

OTHER INCOME
Interest income                                                    22,034                   27,371
Loss on marketable securities                                      (3,692)                 (56,468)
                                                       -------------------      -------------------
Total other income                                                 18,342                  (29,097)
                                                       -------------------      -------------------
LOSS BEFORE TAXES                                              (1,864,944)                (984,886)

INCOME TAX EXPENSE                                                      -                      681
                                                       -------------------      -------------------

NET LOSS                                              $        (1,864,944)     $          (985,567)
                                                       ===================      ===================


Other comprehensive income, net of tax:
Foreign currency translation adjustments

Comprehensive Income                                  $        (1,864,944)     $          (985,567)
                                                       ===================      ===================


Weighted average shares of common stock
outstanding                                                    10,381,196                9,418,955

Net loss per share                                    $             (0.18)     $             (0.10)
                                                      ====================     ====================

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Six months ended                    Six months ended
                                                                  June 30, 2000                       June 30, 1999
                                                              -----------------------             -----------------------
                                                                   (unaudited)                         (unaudited)

REVENUE                                                     $                202,409            $                      -


EXPENSES:
Production                                                                   318,212                                   -
Amortization of software                                                     128,620                                   -
Selling, general and administrative expenses                               3,588,682                           1,034,253
                                                              -----------------------             -----------------------
Total expenses                                                             4,035,515                           1,034,253
                                                              -----------------------             -----------------------
LOSS FROM OPERATIONS                                                      (3,833,106)                         (1,034,253)

OTHER INCOME
Interest income                                                               70,997                              27,371
Loss on marketable securities                                                (25,022)                            (56,468)
                                                              -----------------------             -----------------------
Total other income                                                            45,975                             (29,097)
                                                              -----------------------             -----------------------
LOSS BEFORE TAXES                                                         (3,787,132)                         (1,063,350)

INCOME TAX EXPENSE                                                                 -                                 681
                                                              -----------------------             -----------------------

NET LOSS                                                    $             (3,787,132)           $             (1,064,031)
                                                              =======================             =======================


Other comprehensive income, net of tax:
Foreign currency translation adjustments

Comprehensive Income                                        $             (3,787,132)           $             (1,064,031)
                                                              =======================             =======================


Weighted average shares of common stock
outstanding                                                               10,294,298                           8,779,552

Net loss per share                                          $                  (0.37)           $                  (0.12)
                                                              =======================             =======================


                See notes to consolidated financial statements

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                            Common Stock                        Additional
                                   -----------------------------------            Paid in           Accumulated
                                     Shares               Amount                  Capital             Deficit
                                   ---------------   -----------------   --------------------   ------------------
Balance as of December 31, 1999        10,178,433 $           101,784 $           11,789,014  $        (3,760,176)

Receipt of stock subscription                   -                   -                      -                    -

Sale of common stock                      292,763               2,928              1,153,522                    -

Accumulated other comprehensive
      income                                    -                   -                      -                    -

Unearned Compensation
      expense                                   -                   -                      -                    -

Net loss                                        -                   -                      -           (3,787,132)
                                   ---------------   -----------------   --------------------   ------------------

                                       10,471,196  $          104,712  $          12,942,536  $        (7,547,308)
                                   ===============   =================   ====================   ==================
                                          Accumulated
                                             Other                     Unearned                  Total
                                         Comprehensive               Compensation            Stockholders
                                             Income                    Expense                  Equity
                                       --------------------   -----------------------   --------------------
Balance as of December 31, 1999     $              (17,052) $             (2,121,215)$            5,992,355

Receipt of stock subscription                            -                         -                      -

Sale of common stock                                     -                         -              1,156,450

Accumulated other comprehensive
      income                                         1,111                         -                  1,111

Unearned Compensation
      expense                                            -                   606,061                606,061

Net loss                                                 -                         -             (3,787,132)
                                       --------------------   -----------------------   --------------------

                                     $             (15,941) $             (1,515,154) $           3,968,845
                                       ====================   =======================   ====================


                See notes to consolidated financial statements

                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Six months June 30,
                                                                2000         1999
                                                           ------------  ------------
                                                            (unaudited)    (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(3,787,132)   $(1,064,031)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation                                            190,816         14,722
      Amortization                                            128,620           --
      Accounts receivable                                     (68,700)          --
      Subscription receivable                                (427,450)
      Other current assets                                     71,412           --
      Other assets                                           (162,720)         2,420
      Accounts payable                                        196,202           --
      Accrued expenses                                        (89,809)       165,176
      Due to related parties                                     --           12,980
      Deferred revenue                                        475,000           --
                                                           ------------  ------------
NET CASH USED BY OPERATIONS                                (3,473,761)      (868,733)
                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of capital expenditures                    (1,109,688)      (456,886)
      Marketable securities                                 2,847,249     (4,448,509)
                                                           ------------  ------------
NET CASH USED BY INVESTING ACTIVITIES                       1,737,561     (4,905,395)
                                                           ------------  ------------
CASH PROVIDED BY FINANCING ACTIVITIES:
      Sale of common stock                                  1,156,450      8,872,053
      Change in subscription receivable                          --           83,000
      Unearned compensation expense                           606,061           --
      Accumulated other comprehensive income                    1,111           --
                                                           ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,763,622      8,955,053
                                                           ------------  ------------
NET INCREASE IN CASH                                           27,422      3,180,925

CASH, beginning of the period                                 103,364           --
                                                           ------------  ------------
CASH, end of the period                                   $   130,786    $ 3,180,925
                                                           ============  ============

Supplemental disclosures of cash flow information:

Taxes paid                                                $    10,850           --

                See notes to consolidated financial statements

                       Medium4.com, Inc and Subsidiaries
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Note 1.  Basis of Presentation


     The accompanying unaudited consolidated financial statements of Medium4.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for expected for the six months period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Per share data for the periods are based upon the weighted average number of shares of common stock outstanding during such periods, plus net additional shares issued upon exercise of options and warrants.


Note 2. Equity Transactions.
----------------------------

a. During the first quarter of 2000 the Company sold 47,500 shares of common stock pursuant to a private placement at $3.00 per share. During the second quarter of 2000, the Company sold 30,000 shares of common stock pursuant to a private placement at $3.00 per share.

b. In March 2000, the Company entered into an "Investment Agreement", whereby an unaffiliated entity has purchased 105,263 shares of common stock and warrants to purchase another 105,263 shares of common stock for $9.00 per share for a period of four years. In addition this entity was issued warrants to purchase 600,000 shares of common stock for $1.00 per share subject to certain performance criteria, hereafter referred to as the "Performance Warrants". These Performance Warrants vest based on certain future performance criteria, therefore will be valued at the time such warrants vest based on the then trading prices of the Company's common stock.

c. In June 2000, the Company began offering the sale of equity units in the Company pursuant to a Confidential Private Placement Memorandum. The Company is seeking to raise $4,050,000 through the sale of units, which consist of 10,000 shares of common stock, 10,000 Series A redeemable common stock purchase warrants exercisable into common stock at a purchase price of $7.00 per share for three years and 10,000 Series B redeemable common stock at a purchase price of $11.00 per share for three years. An amount of $495,000 of this PPM, consisting of 11 units, has been sold and collected through August 11, 2000.


Note 3. License Agreement

In May 2000, the Company entered into a master affiliate agreement with Windfire International Corporation, Ltd. "Windfire", a British Virgin Islands Corporation, pursuant to which we have granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to us for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our network of web sites.

The master affiliate agreement requires Windfire to pay us a one time fee of $1,500,000 , of which $500,000 has been received to date. Revenues are being recognized on a straight line basis over the term of this agreement.

Windfire has also agreed to pay us commissions over the term of the master affiliation agreement calculated upon specified percentages of annual gross revenues, as defined in the agreement, received by Windfire from its licensees. These commissions, which are payable on a quarter-annual basis, will range from 10% to 30% of annual gross revenues, depending on the specific nation for which a license has been granted and the year during the term of the agreement to which such revenues are attributable.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     We are a developmental stage company that was founded on November 12, 1998. As of the end of the three-month fiscal period ended June 30, 2000, we had not generated any material revenues. In view of the rapidly evolving nature of our business and our limited operating history, we believe that a description of our revenues and operating results is not necessarily meaningful and should not be relied upon as indications of future performance. Our current business plan assumes that we will not derive any significant revenues from advertising, sales, e-commerce or other activities prior to January 2001. Our business plan further assumes that we will continue to invest and disburse substantial funds to build the infrastructure of our large-scale streaming-video broadcasting business on the World Wide Web.


Results of Operations
---------------------

Fiscal Quarter ended June 30, 2000

     We sustained a net loss of $1.86 million for the three month fiscal period ended June 30, 2000 on revenues of approximately $135,498. Such revenues were derived from advertising, the production of infomercials and from our affiliate program licensing fees.

     The production costs for the development of our original content for the three month period ended June 30, 2000, were approximately $172,695. This amount includes the cost of (i) data communications, (ii) software license fees and (iii) content license fees, where necessary in order to acquire additional content. This amount, however, does not include the expenses of hiring and compensating employees and others who handle production and delivery of our content As our user traffic increases and as the number of services we offer increases, we expect these expenditures to increase.

  The balance of license fees, in the amount of $1,000,000, that are receivable from Windfire International Corporation, Ltd., on account of the master affiliate license agreement, were due and owing as of the date of this report. We have been conducting discussions with Windfire in connection with their late payment and have been assured that the amounts due will be forthcoming.

Our selling, general and administrative expenses were approximately $1.76 million for the three-month fiscal period ended June 30, 2000, consisting primarily of $840,136 in personnel costs, $210,764 in professional and consulting fees, $186,668 in rent, overhead, equipment and depreciation, $1,606 in sales and marketing costs, and $332,615 in other general and administrative costs. Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance.

     We had depreciation and amortization expense of $184,507 for the three-month fiscal period ended June 30, 2000. This was derived primarily from depreciation relating to our leasehold improvements and furniture, computer and camera equipment purchases.

     Our net losses were partially offset by interest earnings on our investment grade securities, cash and cash equivalents amounting to approximately $22,034 in the three-month fiscal period ended June 30, 2000.

     During the comparable three-month fiscal period in 1999, we expended a total of $955,789 in selling, general and administrative expenses. Since we only began our business operations during that second quarter of 1999, subsequent to consummating our initial public offering, we do not believe that such results are meaningful or provide a rational basis of comparison with this quarter's results.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through sales of our common stock and warrants in our IPO and in three private placements between December 1999 and June 2000. Net proceeds from these sales have totaled approximately $10.6 million, with $8.8 million raised in the IPO and $1.8 million raised in the two private placements.

     For the three-month period ended June 30, 2000, we used approximately $1.8 million in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by increases in accounts payable, accrued liabilities and deferred revenue.

     For the three-month period ended June 30, 2000, we used approximately $1.1 million in connection with our investing activities, purchases of property and equipment, production of encoded videos, which are treated as software development, and registration costs relating to our library of domain names.

     We believe that our success will depend largely on our ability to become a leading source for streaming media broadcasting of international and other niche programming on the Web. Accordingly, we intend to invest heavily in order to develop our network infrastructure, acquire content and in sales and marketing. We expect to continue to incur substantial operating losses for the foreseeable future. During the three-month fiscal period ended June 30, 2000, we continued to invest heavily in and incurred significant expenditures and costs for expanding our network infrastructure required for large-scale streaming media broadcasts and in implementing our business plan.

     At June 30, 2000, we had $1.4 million of cash and cash equivalents. The growth of our business, if sustained, may require us to raise additional capital. We can give no assurance that we will be able to obtain such additional financing, if needed, on terms attractive to us, if at all. Failure to raise capital when needed could adversely affect our future operations and prospects. If we raise additional funds through the issuance of equity securities, then our current stockholders would have their percentages of equity ownership of Medium4.com reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common stock.


Year 2000

     To date our systems and computer software and hardware have not experienced any material disruption due to the onset of the Year 2000, and we have completed our Year 2000 preparedness activities. However, we cannot assure that we will not experience disruptions in the future as a consequence of the Year 2000 bug. We cannot quantify the amount of our potential exposure, but do not believe it to be material.

     PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

     (c) Recent Sales of Registered Securities. During the second first quarter of 2000 we privately sold 30,000 shares of common stock at $3.00 per share.

          (ii) In June 2000, we privately sold to a single corporate purchaser through a private placement 110,000 shares of common stock together with 110,000 Series A redeemable common stock purchase warrants, exercisable for a term of three (3) years at an exercise price of $7.00 per share and 110,000 Series B redeemable common stock purchase warrants, identical in all respects to the Series A Warrants, but exercisable at an exercise price of $11.00 per share, for an aggregate consideration of $495,000. We used Westminster Securities Corporation and incurred commissions and expenses in connection with this private placement of $67,550, not including certain legal and accounting costs.

We sold these securities in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act, on the basis that, neither transaction involved any public offering.

     Use of Proceeds. On April 13, 1999, we commenced an initial public offering of our securities, SEC file number 333-71733, resulting in net proceeds to us of $8,792,552.

     From April 13, 1999 through June 30, 2000, we expended approximately $7.5 million of such net proceeds upon the development of our business, including approximately $1.5 million for the payment of officers' salaries and consulting fees. The balance of such net proceeds, inclusive of interest thereon, have been utilized to purchase marketable securities, which will be liquidated as required for the further development of our business and for working capital purposes.

Item 3.

Quantitative and Qualitative Information About Market Risk

     We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, foreign currency exchange, commodity price or equity price risk. We have purchased no options and entered into no swaps. We have no bank borrowing facility which could subject us to the risk of interest rate fluctuations. The predominant share of our funds are invested in interest-bearing investment grade securities, the yield and value of which are subject to Federal interest rate fluctuations. Due to fluctuations in the Federal interest rates, the investment grade securities held by us experienced a decline of $23,692 (approximately 0.28%) at the end of the three-month fiscal period ended June 30, 2000.


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



                              Medium4.com, Inc.
                              (registrant)



Dated: August 11, 2000        By:   /s/ Harold I. Berliner
                                    ----------------------
                                    Harold I. Berliner, Treasurer and
                                    Principal Financial and Accounting Officer