Form 10-Q/A
period 2000-06-30
MEDIUM4 COM INC
filed 2000-08-15
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-Q/A

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

                               Medium4.com, Inc.
                               -----------------

                               INDEX TO FORM 10-Q

                                 June 30, 2000


PART I.  Financial Information                                        Page #

Item 1.       Financial Statements  (unaudited):
              Consolidated Balance Sheet
              June 30, 2000                                              1

              Consolidated Statements of Operations
              Three months ended June 30, 2000                           2
              Six months ended June 30, 2000                             3

              Consolidated Statement of Stockholders' Equity             4

              Consolidated Statements of Cash Flows                      5
              Six months ended June 30, 2000

              Notes to Consolidated Financial Statements
              (unaudited)                                                6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations              8

Item 3.       Quantitative and Qualitative Disclosures
              about Market Rate                                         10

PART II.  Other Information

Item 2.       Changes in Securities and Use of Proceeds                 11

Item 6.       Exhibits and Reports on Form 8-K                          11
              Signatures                                                12

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

     PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

     (c) Recent Sales of Registered Securities. During the second quarter of 2000 we privately sold 30,000 shares of common stock at $3.00 per share.

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