Form 10-Q
period 2000-09-30
MEDIUM4 COM INC
filed 2000-11-14
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDING SEPTEMBER 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.
                                 Yes X__  No___

The number of shares of Common Stock, par value $ .01 per share, outstanding as of November 13, 2000, is 10,516,196 shares.

                                Medium4.com, Inc.
                                -----------------

                               INDEX TO FORM 10-Q

                               September 30, 2000


PART I.  Financial Information                                                         Page #
Item 1.                       Financial Statements  (unaudited):

                              Consolidated Balance Sheet
                              September 30, 2000                                         3

                              Consolidated Statements of Operations
                              Three months ended September 30, 2000                      4
                              Nine months ended September 30, 2000                       5

                              Consolidated Statements of Cash Flows                      6
                              Nine months ended September 30, 2000

                              Notes to Consolidated Financial Statements
                              (unaudited)                                                7

                              Management's Discussion and Analysis of
                              Financial Condition and Results of Operations              9

PART II.  Other Information

Item 3.                       Quantitative and Qualitative Information About
                              Market Risk                                               14

Item 2.                       Changes in Securities and Use of Proceeds                 16

Item 6.                       Exhibits and Reports on Form 8-K                          16
                              Signatures                                                17

                              Medium 4. Com, Inc.
                       ( A Development Stage Enterprise )
                                 Balance Sheets

--------------------------------------------------------------------------------

                                     ASSETS
                                                                                     30-Sep-00          31-Dec-99
                                                                                    (Unaudited)         (Audited)
                                                                                  ---------------    ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                                        $    539,830       $    103,364
    Accounts receivable, net of allowance for doubtful accounts                            24,905             12,800
    Marketable securities                                                                 273,616          4,159,418
    Other current assets                                                                  291,656            378,823
                                                                                  ---------------    ---------------

       Total Current Assets                                                             1,130,007          4,654,405
                                                                                  ---------------    ---------------

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, Net                                               1,192,495          1,130,610
                                                                                  ---------------    ---------------

SOFTWARE DEVELOPMENT COSTS,NET                                                            975,289            538,040
                                                                                  ---------------    ---------------

OTHER ASSETS:

    Investment in Affiliate                                                               159,000            159,000
    Security deposit                                                                      138,178                  -
    Intangibles                                                                            64,946                  -
                                                                                  ---------------    ---------------

       Total Other Assets                                                                 362,124            159,000
                                                                                  ---------------    ---------------

       TOTAL ASSETS                                                                  $  3,659,915       $  6,482,055
                                                                                  ===============    ===============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                 $    620,794       $    256,394
    Accrued liabilities                                                                   278,498            233,307
    Deferred revenue                                                                      450,000                  -
                                                                                  ---------------    ---------------

       Total Current Liabilities                                                        1,349,292            489,701
                                                                                  ---------------    ---------------


       TOTAL LIABILITIES                                                                1,349,292            489,701
                                                                                  ---------------    ---------------

STOCKHOLDERS' EQUITY:
    Preferred Stock, $ .01 par value, 5,000 shares authorized,  0 shares
       issued and outstanding                                                                   -                  -
    Common stock, $ .01par value,  30,000,000 shares authorized, 10,516,196 and
       10,178,433 issued and outstanding, respectively                                    105,162            101,784
    Additional paid-in capital                                                         12,941,018         11,789,014
    Retained earnings                                                                  (9,509,682)        (3,760,177)
    Unearned compensation                                                              (1,212,123)        (2,121,215)
    Other accumulated comprehensive income                                                (13,752)           (17,052)
                                                                                  ---------------    ---------------

       TOTAL STOCKHOLDERS' EQUITY                                                       2,310,623          5,992,354
                                                                                   ---------------------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  3,659,915       $  6,482,055
                                                                                  ===============    ===============


                       See notes to financial statements.

                              Medium 4. Com, Inc.
                       ( A Development Stage Enterprise )
                            Statements of Operations
             For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                          2000               1999
                                                                                     ---------------    ----------------
NET SALES                                                                          $        311,805   $           5,000
                                                                                     ---------------    ----------------
PRODUCTION EXPENSES:
     Production                                                                             390,867                   -
     Depreciation and amortization                                                          198,750              67,475
     General and administrative                                                           1,695,714           1,316,455
                                                                                     ---------------    ----------------

     TOTAL EXPENSES                                                                       2,285,331           1,383,930
                                                                                     ---------------    ----------------

     OPERATING INCOME (LOSS)                                                             (1,973,526)         (1,378,930)
                                                                                     -----------------------------------

OTHER INCOME (EXPENSES)
     Interest income                                                                         12,237              95,934
     Loss on marketable securities                                                             (291)            (33,980)
                                                                                     ---------------    ----------------

     TOTAL OTHER INCOME (EXPENSES)                                                           11,946              61,954
                                                                                     ---------------    ----------------

     INCOME (LOSS) BEFORE INCOME TAXES                                                   (1,961,580)         (1,316,976)

INCOME TAXES                                                                                      -                   -
                                                                                     ---------------    ----------------

     NET INCOME (LOSS)                                                             $     (1,961,580)  $      (1,316,976)
                                                                                     ===============    ================

Other comprehensive income (loss), net of tax:

     Foreign currency translation adjustments                                                 5,997              (4,147)
                                                                                     ---------------    ----------------
     TOTAL COMPREHENSIVE INCOME (LOSS)                                             $     (1,955,583)         (1,321,123)
                                                                                     ===============    ================

Net Loss Per Share (Basis and Diluted)                                             $          (0.19)  $           (0.13)
                                                                                     ===============    ================

Weighted Average Common Shares Outstanding                                               10,486,196           9,978,433
                                                                                     ===============    ================

                       See notes to financial statements.

                              Medium 4. Com, Inc.
                       ( A Development Stage Enterprise )
                            Statements of Operations
             For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                       2000                 1999
                                                                                 -----------------    -----------------
NET SALES                                                                      $          514,214   $            5,000
                                                                                 -----------------    -----------------

PRODUCTION EXPENSES:
    Production                                                                            619,079                    -
    Depreciation and amortization                                                         518,186               67,475
    General and administrative                                                          5,184,850            2,350,733
                                                                                 -----------------    -----------------

    TOTAL EXPENSES                                                                      6,322,115            2,418,208
                                                                                 -----------------    -----------------

    OPERATING INCOME (LOSS)                                                            (5,807,901)          (2,413,208)
                                                                                 --------------------------------------

OTHER INCOME (EXPENSES)
    Interest income                                                                        83,234              123,305
    Loss on marketable securities                                                         (25,313)             (90,450)
                                                                                 -----------------    -----------------

    TOTAL OTHER INCOME (EXPENSES)                                                          57,921               32,855
                                                                                 -----------------    -----------------

    INCOME (LOSS) BEFORE INCOME TAXES                                                  (5,749,980)          (2,380,353)

INCOME TAXES                                                                                    -                  681
                                                                                 -----------------    -----------------

    NET INCOME (LOSS)                                                          $       (5,749,980)  $       (2,381,034)
                                                                                 =================    =================

Other comprehensive income (loss), net of tax:

    Foreign currency translation adjustments                                                5,997               (4,147)
                                                                                 -----------------    -----------------
    TOTAL COMPREHENSIVE INCOME (LOSS)                                          $       (5,743,983)  $       (2,385,181)
                                                                                 =================    =================

Net Loss Per Share (Basis and Diluted)                                         $            (0.55)  $            (0.26)
                                                                                 =================    =================

Weighted Average Common Shares Outstanding                                             10,351,867            9,139,217
                                                                                 =================    =================


                       See notes to financial statements.

                              Medium 4. Com, Inc.
                       ( A Development Stage Enterprise )
                            Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                           2000                1999
                                                                                      ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                               $      (5,749,980)  $      (2,381,034)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Depreciation and amoritzation                                                        518,186              67,475
         Allowance for doubtful accounts                                                       20,000
         Stock based compensation                                                             909,092                   -
    Changes in operating assets and liabilities:

         Accounts receivable                                                                  (32,105)                  -
         Other assets                                                                         (19,666)           (109,695)
         Prepaid expenses and other current assets                                             87,167             (99,497)
         Accounts payable                                                                     364,400             152,549
         Accrued expenses                                                                      45,191             130,806
         Deferred revenue                                                                     450,000                   -
                                                                                      ----------------    ----------------

         CASH FLOW PROVIDED BY (USED IN) OPERATING ACTIVITIES                              (3,407,715)         (2,239,396)
                                                                                      ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                                      (370,266)         (1,022,765)
    Costs incurred in software development                                                   (830,038)                  -
    Sales (purchases)  of marketable securities, net                                        3,885,802          (4,482,422)
                                                                                      ----------------    ----------------

         CASH FLOW PROVIDED BY (USED IN) INVESTING ACTIVITIES                               2,685,498          (5,505,187)
                                                                                      ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                                  1,155,382           8,803,053
    Decrease in subscription receivable                                                             -              83,000
    Changes in accumulated other comprehensive income                                           3,301              (4,147)
                                                                                      ----------------    ----------------

         CASH FLOW PROVIDED BY (USED IN) FINANCING ACTIVITIES                               1,158,683           8,881,906
                                                                                      ----------------    ----------------

         NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 436,466           1,137,323

CASH AND CASH EQUIVALENTS, Beginning of the year                                              103,364                   -
                                                                                      ----------------    ----------------

CASH AND CASH EQUIVALENTS, Ending for the period                                    $         539,830   $       1,137,323
                                                                                      ================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the periods for:

       Interest                                                                     $               -  $                -
                                                                                      ================    ================
       Taxes                                                                        $          10,850  $              681
                                                                                      ================    ================

                       See notes to financial statements.

                        Medium4.com, Inc and Subsidiaries
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

Note 1.   Basis of Presentation:

     The accompanying unaudited financial statements of Medium4.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2000 and 1999 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10K) filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Note 2.    The Company:

     The Company is engaged in the business of developing opportunities as an Internet broadcaster of international and niche content.

Note 3.    Income (Loss) Per Share:

     The Company adopted SFAS No. 128, "Earnings per Share". SFAS No. 128 eliminates the presentation of primary and fully dilutive earnings per share ("EPS") and requires presentation of basic and diluted EPS. Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding at year-end.

Note 4.    Equity Transactions.

a. During the first quarter of 2000 the Company sold 47,500 shares of common stock pursuant to a private placement at $3.00 per share. During the second quarter of 2000, the Company sold 30,000 shares of common stock pursuant to a private placement at $3.00 per share.

b. In March 2000, the Company sold 105,263 shares of common stock to Advanced Multimedia Group, Inc. at $4.75 per share and issued such entity warrants to purchase another 105,263 shares of common stock for $9.00 per share for a period of four years. In addition this entity was issued warrants to purchase 600,000 shares of common stock for $1.00 per share subject to certain performance criteria, hereafter referred to as the "Performance Warrants". These Performance Warrants vest based on certain performance criteria, and therefore will be valued at the time of vesting, based on the then trading prices of the Company's common stock.

c. In July 2000, the Company sold 11 equity units, each unit consisting of 10,000 shares of common stock, 10,000 Series A redeemable common stock purchase warrants exercisable into common stock at a purchase price of $7.00 per share for three years and 10,000 Series B redeemable common stock at a purchase price of $11.00 per share for three years to a single investor for $495,000. The Company anticipates that it will shortly conclude an agreement with this investor, with retroactive effect, whereby, in consideration for an additional investment of $255,000, the Company will sell an additional 640,000 shares of common stock and issue to the investor a total of 750,000 New Series A redeemable common stock purchase warrants, exercisable for a term of three (3) years at an exercise price of $3.00 per share, upon surrender and cancellation of the Series A and Series B Warrants that were previously issued to it.

d. In September 2000, the Company sold 45,000 shares at $2.00 to a single investor.

5.   Deferred Revenue.

     In May 2000, the Company entered into a master affiliate agreement with Windfire International Corporation, Ltd., "Windfire", a British Virgin Islands Corporation, pursuant to which the Company granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to the Company for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our network of web sites. The master affiliate agreement requires Windfire to pay the Company a one time fee of $1,500,000, of which $500,000 has been received to date. Windfire has also agreed to pay us commissions over the term of the master affiliation agreement calculated upon specified percentages of annual gross revenues, as defined in the agreement, received by Windfire from its licensees. These commissions, which are payable on a quarter-annual basis, will range from 10% to 30% of annual gross revenues, depending on the specific nation for which a license has been granted and the year during the term of the agreement to which such revenues are attributable. The revenues paid to date by Windfire are being recognized on a straight-line basis over the term of this agreement.

     Windfire refused to pay the balance of the master license fee. Windfire submitted a claim to declare the agreement void and recover the $500,000 payment to arbitration pending before the American Arbitration Association, New York Region. The Company asserted a counterclaim to recover the $1,000,000 balance of the master license fee, still owed under the master affiliate agreement. Management believes the Company will prevail in the Arbitration.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Item 2.
-------

     We are a developmental stage company that was founded on November 12, 1998. As of the end of the three-month fiscal period ended September 30, 2000, we have not generated material revenues. In view of the rapidly evolving nature of our business and our limited operating history, we believe that a description of our revenues and operating results is not necessarily meaningful and should not be relied upon as indications of future performance. Our current business plan assumes that we will not derive any significant revenues from advertising, sales, e-commerce or other activities prior to the year 2001, or even later. Our business plan further assumes that we will continue to invest and disburse substantial funds to continue current operations and to build the infrastructure of our large-scale streaming-video broadcasting business on the World Wide Web, for which purpose we will require infusion of capital investments.

     Remaining a going concern will require additional financing until such time as sufficient cash flows are generated from operations. Although we anticipate certain additional debt and equity financings, there can be no assurances that we will be able to obtain such financing to execute our business model, which is still evolving. However, management believes that it will be able to secure sufficient funding for operations until into January 2001. Cash available at September 30, 2000, together with cash from anticipated financing and revenues, is expected to be able to support our operations through the end of the year 2000 and the beginning of the first quarter of the year 2001. We will require substantial additional financing in order to continue, expand our operations, sustain our cash flow, and to become a meaningful competitor in the Internet broadcast industry. We do not know if additional financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms.

     Except as discussed herein, we have no additional current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more capital in the future, it is likely that it will result in substantial dilution to our present stockholders. We may seek to sell one or more of our business segments in an effort to raise funds for the Company. Any inability to obtain additional financing or find a buyer for one or more of our business segments will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

Results of Operations
---------------------

Fiscal Quarter ended September 30, 2000

     We sustained a net loss of $1,941,580 for the three-month fiscal period ended September 30, 2000 on revenues of approximately $311,805. Such revenues were derived from advertising, the production of infomercials, and from licensing fees derived from our affiliate program.

     The production costs for the development of our original content for the three month period ended September 30, 2000, were approximately $390,867. This amount includes the cost of (i) data communications, (ii) software license fees and (iii) content license fees, where necessary in order to acquire additional content. This amount, however, does not include the expenses of hiring and compensating employees who handle production and delivery of our content. As our user traffic increases and as the number of services we offer increases, we expect these expenditures to increase.

     Our selling, general and administrative expenses were approximately $1,695,714 for the three-month fiscal period ended September 30, 2000, consisting primarily of $866,731 in personnel costs, $145,019 in professional and consulting fees, $197,927 in rent, overhead, equipment and depreciation, $111,196 in sales and marketing costs, and $293,169 in other general and administrative costs. Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance.

     We incurred depreciation and amortization expense of $198,750 for the three-month fiscal period ended September 30, 2000. This was derived primarily from depreciation relating to our leasehold improvements and furniture, computer and camera equipment purchases.

     Our net losses were partially offset by interest earnings on our investment grade securities, cash and cash equivalents amounting to $12,237 in the three-month fiscal period ended September 30, 2000.

     In October 2000, the Company entered into an understanding with a group of investors, based in Japan, who agreed to invest $600,000 over a period of three months, of which $200,000 has already been received, as of the date of this disclosure, and the Company is finalizing the terms of the funding, which is expected to include the sale of equity shares in the Company.

     In September 2000, we moved our encoding, editing, production and other operating facilities to offices located at 1220 Collins Avenue Suite, 100, Miami Beach, Florida 33139, without material interruption of our Internet broadcasting operations. The rent payable by the Company in connection with the Miami Beach facilities is considerably less than the rent payable for the Company's headquarters in New York City. We subsequently sub-let the New York City premises, along with some of our furniture and equipment, for a premium and our portion of the premium covers a substantial portion of the Miami Beach rent. In the wake of the move of operations to Miami Beach, approximately half of our employees left the Company, including our former President, Mr. Graham Cannon, and our Senior Vice President - Entertainment, Mr. Dennis Oppenheimer.

     The move of operations to Miami and the reduction of our workforce, together with other measures implemented by the Company, has significantly reduced our monthly operation costs.

     In order to develop and implement our business as an Internet broadcaster, we developed proprietary streaming media technology solutions - PLS - Private Label StreamingTM - to provide back-end content encoding, hosting and content streaming capabilities in connection with our audio and video content, publishing and encoding. We have been developing strategies for exploiting and commercializing the technology embodied in its PLS(TM) system, including the possible manufacture and sale of encoding suite units utilizing the PLS(TM) system. We have received a down payment of $10,000 towards the sale of one encoding suite unit, inclusive of training hours, at an anticipated sales price that will rnage from $75,000 to $90,000 (depending on the amount of training hours required). We have also entered into additional discussions with potential purchasers of such units.

     Our initial testing of revenue-generating advertising solutions has indicated the potential success of various methods of advertising including: (a) rotating and permanent placement of buttons, logos and banners, integrated gateway and multimedia banner ads; (b) broadcasts of "infomercials"; (c) sponsorships sold for part or all of a channel and (d) audio and video advertising integrated into our content, especially "streaming advertising", which combines the strength of traditional linear television with the power of targeted on-demand video streaming. Streaming advertising can yield advertising rates that are several times greater than traditional Internet banner. We expect to derive revenues from the sale of advertising space on our channels, using customized advertisements, and we believe that we will have the ability to brand entire sections of our networks and channel sites. In May 2000, we entered into an agreement with iBeam Broadcasting Corp. for streaming of advertising with our content, and, during the summer and fall of this year, we began to take significant steps to develop and begin the implementation of streaming advertising. Our sales efforts have already resulted in advertising from one national brand, the Energizer(R) battery. No assurances can be given that significant advertising revenues will be generated from these sources prior to the year 2001.

     In July 2000, the Company entered into an agreement with our 10% held Japanese affiliate, ForeignTV, Inc., amending our affiliate program in Japan. Under the amended agreement, the Japanese affiliate program participant agreed to double the affiliate license fees payable under the original agreement and to pay a $300,000 lump sum on account of the increase.

     As previously reported, we had entered into a master affiliate agreement with Windfire International Corporation, Ltd., a British Virgin Islands corporation, pursuant to which we granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to us for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our networks of streaming media web sites. The master affiliate agreement required Windfire to pay us a one-time master license fee of $1,500,000 on or before June 30, 2000, of which $500,000 has been received to date. Windfire also agreed to pay us commissions over the term of the master affiliation agreement calculated upon specified percentages of annual gross revenues received by Windfire from its licensees. Windfire refused to pay the balance of the master license fee. Windfire's claim to declare the agreement void and recover $500,000, and our counterclaim to recover the $1,000,000 balance of the master license fee, still owed to us are the subject matter of an arbitration pending before the American Arbitration Association, New York Region. The arbitration, as well as a separate lawsuit involving an affiliate of Windfire, is more fully disclosed in our most recent Current Report on SEC Form 8-K that was filed on November 1, 2000. With respect to the said litigation, which was also brought against three of our current or former directors and officers (Jonathan Braun, David Badner, and Marc Leve), the Company has agreed to idemnify, advance and guarantee the costs of their respective legal defences in this action and has made a claim on its insurance carriers in connection with same. Our management believes that the Company will prevail in the arbitration and in the litigation.


Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through sales of our common stock and warrants in our IPO and in three private placements between December 1999 and September 2000. Net proceeds from these sales have totaled approximately $10.6 million, with $8.8 million raised in the IPO and $1.9 million raised in three private placements, the amount of $200,000 has been received on account of a $600,000 financing commitment, and the total financings immediately anticipated over the next two months is expected to be at least $650,000.

     For the three-month period ended September 30, 2000, we used approximately $545,000 in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by increases in accounts payable, accrued liabilities and deferred revenue.

     For the three-month period ended September 30, 2000, we used approximately $84,000 in connection with purchases of property and equipment, production of encoded videos, which are treated as software development, and registration costs relating to our library of domain names.

     We believe that our success will depend largely on our ability to become a leading source for streaming media broadcasting of international and other niche programming on the Web. Accordingly, we intend to invest heavily in order to develop our network infrastructure, acquire content and in sales and marketing. We expect to continue to incur substantial operating losses for the foreseeable future. During the three-month fiscal period ended September 30, 2000, we continued to invest in and incurred significant expenditures and costs for expanding our network infrastructure required for large-scale streaming media broadcasts and in implementing our business plan.

     At September 30, 2000, we had $539,830 of cash and cash equivalents and $273,616 in marketable securities. We believe that current cash and cash equivalents at hand, plus the amounts anticipated, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until into January 2001. However, the growth of our business, if sustained, will require us to raise additional capital. We can give no assurance that we will able to obtain such additional financing, if needed, on terms attractive to us, if at all. Failure to raise capital when needed could adversely affect our cash flow, future operations and prospects. If we raise additional funds through the issuance of equity securities, then our current stockholders would have their percentages of equity ownership of Medium4.com reduced. Furthermore, such equity securities might have rights, preferences or privileges senior to those of our common stock.

     We will continue to explore various financings including private placements and debt financings. If we are unable to obtain significant additional financing or otherwise obtain working capital to fund our operations, we may seek to sell one or more of our business segments in an effort to raise funds for the Company. Any inability to obtain additional financing or find a buyer for one of our business will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

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

     We caution you that our business and financial performance are subject to substantial risks and uncertainties. Potential risks and uncertainties include, among others, those risk factors set forth in our S-1 Registration Statement, as amended, for our initial public offering that became effective on April 13, 1999 and our Annual Report on Form 10-K, as amended, for the Fiscal Year ended
December 31, 1999.   Moreover, we will require substantial additional financing in order to sustain our cash flow, continue our operations at current levels, expand our business, and to become a meaningful competitor in the Internet broadcast industry.

Item 3.    Quantitative and Qualitative Information About Market Risk

     We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, foreign currency exchange, commodity price or equity price risk. We have purchased no options and entered into no swaps. We have no bank borrowing facility which could subject us to the risk of interest rate fluctuations. The predominant share of our funds were invested in interest-bearing investment grade securities, the yield and value of which are subject to Federal interest rate fluctuations. Due to fluctuations in the Federal interest rates, the investment grade securities held by us experienced a decline of $291 at the end of the three-month fiscal period ended September 30, 2000.

     PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

     (a)  None

     (b)  None

     (c) (i) During the third quarter of 2000 we privately sold 45,000 shares of common stock at $2.00 per share.

          (ii) As previously reported in our quarterly report for the three-month fiscal period ending June 30, 2000 on Form 10-Q, in June 2000, we privately sold to a single corporate purchaser through a private placement 110,000 shares of common stock together with 110,000 Series A redeemable common stock purchase warrants, exercisable for a term of three (3) years at an exercise price of $7.00 per share and 110,000 Series B redeemable common stock purchase warrants, identical in all respects to the Series A Warrants, but exercisable at an exercise price of $11.00 per share, for an aggregate consideration of $495,000. We used Westminster Securities Corporation as placement agent and incurred commissions and expenses in connection with this private placement of $67,550, not including certain legal and accounting costs. We anticipate that we will soon conclude an agreement with this investor, with retroactive effect, whereby, in consideration for an additional investment of $255,000, we will issue an additional 640,000 shares of common stock plus a total of 750,000 New Series A redeemable common stock purchase warrants, exercisable for a term of three (3) years at an exercise price of $3.00 per share, upon surrender and cancellation of the Series A and Series B Warrants that were previously issued.

          We sold these securities in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act on the basis that neither transaction involved any public offering.


     (d) On April 13, 1999, we commenced an initial public offering of our securities, SEC file number 333-71733, resulting in net proceeds to us of $8,792,552.

     From April 13, 1999 through September 30, 2000, we expended approximately $8.96 million of such net proceeds upon the development of our business, including approximately $2 million for the payment of officers' salaries and consulting fees. The balance of such net proceeds, inclusive of interest thereon, have been utilized to purchase marketable securities, which will be liquidated as required for the further development of our business and for working capital purposes.


Item 6.    Exhibits and Reports on Form 8-K

     (a)  Exhibits:


          (27) Financial Data Schedule


     (b)  Reports on Form 8-K:

          Item 5, on November 1, 2000.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Medium4.com, Inc.
                                    (registrant)



Dated: November 13, 2000            By:   /s/ Harold I. Berliner
                                    -------------------------------------
                                    Harold I. Berliner, Treasurer and
                                    Principal Financial and Accounting Officer