Form 10-K
period 2000-12-31
MEDIUM4 COM INC
filed 2001-04-16
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.
                        Commission File Number: 0-25667

                                MEDIUM4.COM, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               Delaware 13-4037641
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)

              1220 Collins Avenue, Suite 100, Miami Beach, FL 33139
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (305) 538-0955
                                -----------------

           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, Par Value $0.01 Per Share
                    Redeemable Common Stock Purchase Warrants
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                                                  None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's common stock held by non-affiliates of the Registrant on March 31, 2001 was approximately $952,096. As of March 21, 2001, there were 11,906,196 shares of our common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K will be incorporated by reference from the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2000.



                                MEDIUM4.COM, INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                                                      PAGE
PART I

ITEM 1.    BUSINESS.....................................................................................1

ITEM 2.    PROPERTIES...................................................................................7

ITEM 3.    LEGAL PROCEEDINGS............................................................................8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................8

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................9

ITEM 6.    SELECTED FINANCIAL DATA.....................................................................10

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......10

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................17

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................17

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........17

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................17

ITEM 11.   EXECUTIVE COMPENSATION......................................................................18

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................18

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................18

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............................18

SIGNATURES.............................................................................................21

CONSOLIDATED FINANCIAL STATEMENTS AND NOTES....................................................F-1 to F13

                                     PART I

ITEM 1.  BUSINESS

     INTRODUCTION

     We were incorporated in Delaware on November 12, 1998, under the name foreignTV.com, Inc. We were founded to pursue opportunities arising out of the Internet's emergence as a broadcast medium, which resulted, in large part, from the advent of streaming video technology and the availability of high speed Internet access.

     We commenced our operations in April 1999 as a single foreign TV network that created, produced and distributed location-specific programming on the Internet using streaming video technology. Visitors to a Website containing this programming were able to select and view this streaming location-specific programming on demand, 24 hours a day. Seeking to expand this "video-on-demand" business, we increased the breadth of our programming by establishing new content-specific networks. By the end of 1999 we had launched three additional networks, each hosting and featuring numerous channels offering unique thematic streaming audio and video content and special-interest programming, or "niche programming." By December 31, 2000, we provided streaming audio and video content over six Internet "television" networks, which in the aggregate hosted over 100 distinct channels targeted to various market segments and niches. Nearly 400 constantly changing audio and video programs were available each day in a wide variety of entertaining and informational subjects from our collection of over 26,000 audio and video segments, ranging from brief vignettes to full-length features. Most of these audio and video segments were encoded at three different speeds, for low-, medium- and high-band users, and were made available for audiences by the use of Windows Media Player (TM) or Real Networks, Inc.'s Real Player (TM).

     In December 1999, we changed our name from foreignTV.com, Inc. to Medium4.com, Inc. to reflect the diversification of our programming and to underscore the Internet's role as the fourth medium for television broadcasting, after cable, satellite and traditional television transmission.

     Our executive offices are located at 1220 Collins Avenue, Suite 100, Miami Beach, FL 33139. Our telephone number is (305) 538-0955 and our primary Website is located at www.medium4.com. The information on our Website is not a part of this Report.

     RECENT DEVELOPMENTS

     RELOCATION OF OUR OPERATIONS. In September 2000, we moved a significant portion of our encoding, editing, production and other operating facilities from New York City to Miami Beach, Florida. In December 2000, we completed the relocation of our entire operation to our Miami Beach facility.

     CLOSING OF OUR PARIS, FRANCE FACILITY. During 1999 and into 2000, we produced professional, worldwide news content from a facility located in Paris, France. Although this programming helped our Company evolve into one of the leaders in independent Internet broadcasting, its production required large amounts of capital. By December 31, 2000, as a result of the high cost of production, together with a shift in our business strategy away from content production in general, we ceased producing this news content and closed our Paris facility

     DECREASE IN EMPLOYEES. As a result of our move to Florida, the closing of our Paris facility, and the change in the emphasis of our business, as described below, many of our employees ceased working for us, including our former President and Chief Operating Officer, Mr. Graham Cannon, our Senior Vice President -- Entertainment, Mr. Dennis Oppenheimer, our Treasurer and Principal Financial and Accounting Officer, Mr. Harold I. Berliner, our Senior Vice President -- International Operations and Director, Mr. Bruno Finel, and our Vice President -- Legal Affairs, General Counsel, Secretary and Director, Mr. Marc D. Leve. By December 31, 2000, our employees had decreased in number from approximately 30 to 6.

     CHANGE IN OUR BUSINESS FOCUS: We have recently refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS. In contrast with video-on-demand channels, which require viewers to choose from an online portfolio of specific videos and then click onto each video clip they decide to view, viewers of SLS channel simply click on a given link to tune into a channel's in-progress, continuously-streaming entertainment programming. The viewer is then able to view/listen to and enjoy the continuous stream of music contained on the SLS channel and may continue to listen to the music even after exiting our Website and while working on or surfing the Internet. We believe SLS channels are less cumbersome and more viewer-friendly than video-on-demand channels and come closer to a true TV experience. Key portions of our video-on-demand content will be reorganized by topic or subject matter (e.g., pets, travel, music), and will continue to be available in a single section of our main Medium4.com Website and will also be directly accessible at www.Medium4Video.com.

     We have also changed the way we develop our unique content. We will no longer engage in the costly production of content for our channels. Instead, we have begun to purchase content produced by others, which has allowed us to consolidate our facilities and reduce our staff significantly. We believe that by purchasing our content we will reduce our operating costs and strengthen our overall business.

     In a effort to focus our resources on offering SLS channels and cost-effective entertainment content, we have ceased offering Web-based radio programming and we have de-emphasized our streaming new production and programming.

     STREAMING TECHNOLOGY

     All of our content can be accessed through streaming technology. Streaming multimedia takes standard videotape formats and digitizes and compresses the information using encoder software. When a user opens or accesses an audio or video file, a portion of the data is downloaded in a matter of seconds into a form of computerized holding pens or "buffers" when the data starts to play, additional data is continuously downloaded to keep the holding pen full. Streaming technology thereby enables the simultaneous transmission and reception--or "broadcast"--of continuous "streams" of audio and video content.

     Streaming technologies have evolved to deliver content over narrow bandwidth modems. At such narrow or "low bandwidth" the quality of broadcasts over the Internet, such as videos, are still inferior to conventional television broadcasts. Streaming technologies are now using high speed Internet access that is provided by DSL, cable modems, T1 lines, and other emerging broadband technologies. The use of high speed Internet access has helped improve the picture quality of streaming videos. We believe the continuing improvement of broadband technologies will soon allow streaming video quality to equal that of conventional TV broadcasting, and consequently will cause the number of viewers of streaming content to increase.

     MEDIUM4.COM PLAYER

     Software is required to view streaming video and many browsers currently have built-in players, such as Microsoft's Windows Media Player(TM) or Real Network's Real Player(TM), which can be downloaded from the Internet for free.

     Our SLS channels can be viewed by using our customized Medium4.com Player, which uses Real Player(TM) encoding. A Medium4.com Player features a channel changer that makes it possible for a viewer to switch smoothly from one SLS channel to the next with ease, as if the viewer were changing the channel of a conventional TV set. We plan to offer free downloads of the Medium4.com Player through mass e-mail distributions. An Internet user can also download the Medium4.com Player without charge from our Medium4.com Website.

     OUR VIEW OF THE INTERNET

     In recent years, the World Wide Web transformed the Internet from an academic and government curiosity into a consumer mass medium for communication, entertainment and information. We believe that over the next several years, broadband, or high speed Internet connection, will transform the Internet into a commercially viable broadcasting medium that will merge, or converge, with digital/satellite TV. We believe an opportunity exists to cost-effectively create and build broadband entertainment channels in anticipation of this transformation of the Internet and its eventual convergence with digital/satellite TV.

     OUR CONTENT STRATEGY

     The experience of the cable networks as a broadcast medium has shown that they can increase revenues by narrowing the overall TV audience (i.e., with niche, or special interest, channels). This practice can be thought of as "narrowcasting" as opposed to "broadcasting." Given the growth and success of the cable TV industry, we believe there exist market opportunities to launch and build next-generation cable-style niche programming on the Internet, especially after the convergence of the Internet and digital/satellite TV.

     We have attempted to extend cable TV's successful niche program model to our SLS broadband entertainment channels and to our video-on-demand channels. We believe each channel distinctively reflects a particular content focus and has its own unique style and design that is flexibly tailored to the audience targeted by that channel. To date we are offering the following three SLS channels:

     o    TranceTV.com: electronic music with psychedelic visuals;

     o    AllJazzTV.com: jazz music; and

     o    Identite'sTV.com: contemporary world music.

     We plan to launch the following five channels in April 2001:

     o    StreamingUSA.com: travel in the United States;

     o    ForeignTV.com: worldwide travel;

     o    CultClassicTV.com: classic cult movies;

     o    ForeignFilmTV.com: foreign films; and

     o    BeachClubTV.com: beach and seascape travel.

     Currently, our programming and content is available to viewers of our channels free of charge. We are reviewing and testing the possibility of providing certain content on a pay-per-view basis.

     INTERNET ADDRESSES--DOMAIN NAMES FOR PRESENT AND FUTURE CHANNELS

     The Company owns or licenses more than 1,500 unique Internet addresses or domain names. We currently offer content from approximately 40 of these addresses. For the approximately 135 domain names that we license pursuant to exclusive 25-year arrangements with certain of our executive officers and their affiliates, we are required to pay annual license fees beginning at $600 per domain name, escalating to $2,500 per domain name through the 25th year. For all other domain names, we are only required to pay an annual maintenance fee of approximately $35 per name, or a current aggregate of approximately $70,000. As of December 31, 2000, we were delinquent in these payments to the extent of approximately $60,000. We intend to create programming for some but not all of the names that we own or license. As part of our business strategy, we seek to protect the names that we actually use, or plan to use, by applying for trademark registration for these names.

     ANTICIPATED REVENUE SOURCES

     ADVERTISING

     In addition to rotating and permanent placement of buttons, logos and banners, integrated gateway and multimedia banner ads on our channels, we expect to derive revenues from the sale of advertising time on our channels, using customized advertisements through the following methods:

     o    Audio and video advertising integrated into our content.

     o    Sponsorships sold for part or all of a channel.

     o    Broadcasts of "infomercials."

     Advertisements on SLS channels can ranging from 10-second animated spots to more traditional 30- and 60-second TV-like "commercials", and can be digitally inserted into the channels' continuously streaming content at regular intervals. We plan to continue to engage outside consultants to solicit advertisers for our channels.

     PROGRAMS

     We established an affiliates program at the end of 1999. We have found strong interest from overseas production and media organizations that may have extensive traditional broadcasting or telecommunications experience but are seeking branded relationship and expertise in order to develop online video capabilities. For a monthly fee, our affiliates were entitled to utilize a site from our collection of domain names and use our proprietary PLS streaming media technology solutions that include content encoding, hosting and content streaming services.

     In May 2000, the Company entered into a master affiliate agreement with Windfire International Corporation, Ltd." Windfire", a British Virgin Islands Corporation, pursuant to which the Company granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to the Company for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our network of web sites. The master affiliate agreement required Windfire to pay us a one time fee of $1,500,000, of which $500,000 has been received to date. Revenues are being recognized on a straight line basis over the term of this agreement. The Company is currently in litigation over payment of the remaining fees for this master affiliate agreement.

     In July 2000, we entered into an agreement with our 10% held Japanese affiliate, Foreign TV, Inc., amending our affiliate program in Japan. Under the amended agreement, the participants agreed to double the affiliate license fees payable under the original agreement and to pay a $300,000 lump sum on account of the increase.

     We intend to continue the affiliates program by offering specialized content and technology through our Medium4.com Player and SLS channels.

     We also plan to market video-on-demand and SLS custom channel packages for customers ranging potentially from businesses and commercial services to advocacy organizations and foreign governments, with their own online channel. We will work with the customer to develop their channels with content provided by the customer. As a result, the customer will be able to control and manage their programming.

     PLS--PRIVATE LABEL STREAMING

     In order to develop and implement our business as an Internet broadcaster, we have developed proprietary streaming media technology solutions--PLS-Private Label Streaming--to provide back-end content encoding, hosting and content streaming capabilities. During 2000, we sold several encoding mechanisms containing the PLS technology. We plan to continue to develop, sell and license these systems.

     STRATEGIC RELATIONSHIPS

     During 2000, we were a strategic partner with Microsoft in their initiative of leading broadband content and technology companies. As part of this relationship, and in consideration for a limited license to showcase our content, Microsoft paid us for a portion of our streaming services costs and provided us with high-level strategic technical support and services. We were also able to provide our viewers with the ability to download Microsoft's Windows Media Player (TM) for their own use and to employ Windows Media Technology to deliver our streaming video content. Microsoft, in turn, provided summaries of some of our programming content on its Microsoft Network, MSN's Web Events Internet site and enabled MSN viewers to access our channels from such site by means of a link. We have been a strategic partner with Real Networks, Inc. to showcase excerpts of our low-band content on Real Networks' "Take 5 Program." We have also entered into a number of arrangements with content providers to acquire content at terms and costs that, we believe, are advantageous to us. Among others, we have relationships with several content providers that add significant audio and video programs to our collection.

     MARKETING AND PROMOTION

     To encourage the widespread downloading of our Medium4.com Player and the viewing of our SLS channels, we plan to concentrate our marketing efforts and resources on hiring outside consultants to facilitate mass e-mail campaigns that target potential viewers by channel, content and interest.

     COMPETITION

     We compete with on-line services, other Website operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and sales of advertising spots. We believe that the principal competitive factors for attracting advertisers include:

     o    the number of users accessing our Website;

     o    the demographics of our users;

     o our ability to deliver focused advertising and interactivity through our Website;

     o the overall cost-effectiveness and value of advertising on our network; and

     o the ability of our viewers to access the Internet through high-speed connections.

     There is intense competition for the sale of advertising on high-traffic Websites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. Any competition for advertisers among present and future Websites, as well as competition with other traditional media for advertising placements, could result in significant price competition. We also compete for traditional media advertising sales with national radio and television networks, as well as local radio and television stations. Such radio and television networks and stations in virtually all instances have larger and more established sales organizations than ours. These companies may also have greater name recognition and more established relationships with advertisers and advertising agencies. Such competitors may be able to undertake more extensive marketing campaigns, obtain a more attractive inventory of ad spots, adopt more aggressive pricing policies and devote substantially more resources to selling advertising inventory. Moreover, we compete against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. To compete successfully, we have to provide sufficiently compelling and popular content to attract viewers and support advertising intended to reach such users. We believe that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered.

     The Internet broadcasting market is highly competitive. Although many of our major competitors of streaming video have ceased operations during 2000, we believe we will continue to compete against a variety of content-based Internet companies. Some of the principal competitive factors in this market include the ability to adapt to new technologies and enhance the quality of content transmission, the ability to deliver quality content to your target viewers, the ability to obtain advertisers and the ability to have available financial resources.

     We believe that our business focus of providing entertainment niche programming on a streaming basis through the use of our Medium4.com Player and its unique channel changing capability has differentiated us from other content-based Internet companies. We believe we do not have any direct competitors in this new market. However, we can give no assurance that other companies will not develop competing technology and business strategies and directly compete in the streaming entertainment niche programming.


     INTELLECTUAL PROPERTY

     We regard our copyrights, trademarks, trade secrets, domain name rights and similar intellectual property as significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, domain name registration agreements confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights. We have applied for federal trademark protection for our networks and channels and intend to apply for federal trademark protection for certain of the marks and names that we use in the course of our business. To protect the methods, systems and procedures that we developed for the publishing of our content and our streaming operations, we have filed a provisional patent application with the United States Patent and Trademark Office in December 1999.

     GOVERNMENT REGULATION

     There are few laws or regulations directly applicable to the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, the Internet Tax Freedom Act, also enacted in 1998, placed a three year moratorium on new state and local taxes on Internet access and commerce, and under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the Internet, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The nature of this and future legislation and the manner in which they may be interpreted and enforced cannot be fully determined and could subject us to potential liability, which in turn could harm our business.

     The appeal of the Internet makes it likely, however, that state, national or international laws may be implemented in the future covering such issues as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. Any new law or regulation may have the effect of limiting the use of the Internet and its growth as a new medium to communicate.

     EMPLOYEES

     In connection with the move of our operations to Miami Beach, the closing of our facility in Paris, France, and the further reduction of our staff due to the automation and outsourcing of much of our streaming video presentation and content development, as of December 31, 2000, we had 5 full-time employees and 1 part-time employee.

     None of our employees is subject to a collective bargaining agreement and we believe that our relations with our current employees are good.

ITEM 2.  PROPERTIES

     From January 2000 to September 2000, we maintained our executive offices in leased premises of approximately 5,300 square feet at 120 Fifth Avenue in New York City. During this period, we paid approximately $13,250 per month in base rent. The lease for these premises was due to expire in May 2006. In September 2000, we moved our encoding, editing, production and other operating facilities to offices located at 1220 Collins Avenue, Units 100, 110 and 130, Miami Beach, Florida 33139. The rent payable by the Company for this space is approximately $7,000 per month. We subsequently sublet the New York City premises, along with some of our furniture and equipment. In December 2000, we relocated our executive offices to our Miami Beach facilities and terminated our lease for the premises located at 120 Fifth Avenue, without penalty. We believe our facilities are adequate for our current purposes.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, we entered into a master affiliate agreement with Windfire International Corporation, Ltd., a British Virgin Islands corporation, pursuant to which we granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to us for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our network of streaming media Websites. The master affiliate agreement required Windfire to pay us a one-time master license fee of $1.5 million on or before June 30, 2000, of which $500,000 has been received to date. Windfire also agreed to pay us commissions over the term of the master affiliation agreement calculated upon specified percentages of annual gross revenues received by Windfire from its licensees.

     On or about September 15, 2000, Windfire, which we believe is owned or otherwise affiliated with Mr. G. Selva Raj, initiated a demand for arbitration before the American Arbitration Association, New York Region, seeking an award declaring that the master affiliate agreement between our company and Windfire is unenforceable and void. Windfire asserts, among other matters, that we fraudulently induced it to enter into such agreement by misrepresenting the state of development of wireless telecommunication capabilities on the African continent. Windfire also asserts that the agreement is void or voidable because of alleged omissions of what it categorizes as essential components of the agreement, thereby demonstrating the absence of a meeting of the minds between our companies. Windfire is also seeking $500,000 and compensatory and punitive damages that were not quantified. We have denied the material allegations asserted by Windfire in its demand for arbitration and we have asserted a counterclaim for payment of the $1.0 million outstanding balance of the master license fee owed to us by Windfire.

     On or about September 19, 2000, Cavendish Asset Management Ltd., a British Virgin Islands corporation, which we believe is also owned or otherwise affiliated with Mr. Raj , initiated an action against us, Jonathan Braun, our Chief Executive Officer, Marc D. Leve, our former Vice President-Legal Affairs, and others in the Supreme Court of the State of New York, County of New York. Cavendish's complaint alleges that it had entered into a term sheet with Antafin, B.V., a Netherlands corporation, calling for its acquisition of a certain political and travel publication known as Executive Class. The complaint asserts that Antafin was owned and controlled by us. Cavendish further alleges that we and Messrs. Braun and Leve, as well as certain of our former officers, fraudulently induced Cavendish to pay $1.0 million to Antafin as a down payment, and that if Cavendish and Antafin were unable to negotiate a definitive acquisition agreement, Cavendish would be entitled to its return. Cavendish asserts that no definitive agreement with respect to the sale of Executive Class was ever reached between Cavendish and Antafin and that notwithstanding its repeated demands, Antafin has refused to return Cavendish's downpayment.
Cavendish seeks an injunction against us and each of the other defendants enjoining the transfer, disposition or concealment of the alleged $1.0 million downpayment, and a judgment against us and the other defendants, jointly and severally, in the amount of $1.0 million plus punitive damages, which were not quantified. We believe that the claims asserted against us by Cavendish are without merit and we intend to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock and warrants are listed on the American Stock Exchange under the symbols "MDM" and "MDM.WS". The following table sets forth the range of the high and low closing prices for such securities for the periods indicated.

------------------------------------ --------------------- ---------------------
                                                            Redeemable Common
                                                              Stock Purchase
                Quarter Ended*           Common Stock             Warrants
------------------------------------ --------------------- ---------------------
                                      High      Low         High       Low
------------------------------------ ---------- ---------- ---------- ----------

June 30, 1999 (beginning 6/8/99)     5 1/4      4 1/2      1 3/16     5/8
------------------------------------ ---------- ---------- ---------- ----------

September 30, 1999                   5 1/4      3 1/2      1 1/4      11/16
------------------------------------ ---------- ---------- ---------- ----------

December 31, 1999                    7 3/16     3 7/8      1 5/16     3/4
------------------------------------ ---------- ---------- ---------- ----------

March 31, 2000                       6 3/8      4 1/2      1 1/4      13/16
------------------------------------ ---------- ---------- ---------- ----------

June 30, 2000                        6 7/8      2 7/8      1 3/8      9/16
------------------------------------ ---------- ---------- ---------- ----------

September 30, 2000                   5 1/8      2 5/8      7/8        1/16
------------------------------------ ---------- ---------- ---------- ----------

December 31, 2000                    2 11/16    3/16       3/8        1/64
------------------------------------ ---------- ---------- ---------- ----------
--------------

*Prior to 2000, our securities were traded on the OTC Bulletin Board. This table reflects the OTC Bulletin Board high/low bid quotations for the period prior to this date and the high/low bid prices for the period after this date as quoted on the American Stock Exchange.

     On April 13, 2001, there were 178 and 68 recordholders of our common stock and warrants, respectively, although we believe that there are other persons who are beneficial owners held in street name. We have never paid cash dividends. We intend to retain any future earnings for the operation and the expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

     In June 2000, the Company began offering the sale of equity units in the Company pursuant to a Confidential Private Placement Memorandum. The Company has raised $840,000 through the sale of these units. The modified terms of the sale of units resulted in the sale of 1,500,000 shares of common stock and 1,500,000 Series A redeemable common stock purchase warrants for $3.00 per shares for three years.

     From December 31, 1999 through December 31, 2000, we used the remaining net proceeds from our initial public offering of April 13, 1999, in which we sold 1,678,433 units of securities consisting of our common stock and warrants to purchase our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     Our consolidated balance sheet and statement of operations are set forth in this Report in the Financial Pages and Notes thereto, and are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INTRODUCTION

     We were incorporated in Delaware on November 12, 1998, under the name foreignTV.com, Inc. We were founded to pursue opportunities arising out of the Internet's emergence as a broadcast medium, which resulted, in large part, from the advent of streaming video technology and the availability of high speed Internet access.

     We commenced our operations in April 1999 as a single foreign TV network that created, produced and distributed location-specific programming on the Internet using streaming video technology. We then expanded our business to provide streaming audio and video content over six Internet "television" networks, which in the aggregate hosted over 100 distinct channels targeted to various market segments and niches. In December 1999, we changed our name from foreignTV.com, Inc. to Medium4.com, Inc. to reflect the diversification of our programming and to underscore the Internet's role as the fourth medium for television broadcasting, after cable, satellite and traditional television transmission.

     We have recently refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS.

     In view of the rapidly evolving nature of our business and our limited operating history, we believe that a description of our revenues and operating results is not necessarily meaningful and should not be relied upon as indications of future performance. Our current business plan assumes that we will not derive any significant revenues from advertising or other activities during the first half of 2001, or even later. Our business plan further assumes that, subject to cash flow availability, we will continue to invest in and disburse substantial funds to continue current operations and to develop our single network of special interest, continuously streaming broadband entertainment channels, for which purpose we will require additional capital investments.

     Remaining a going concern will require additional financing until such time as sufficient cash flows are generated from operations. Although we anticipate certain additional debt and equity financing, there can be no assurances that we will be able to obtain such financing to execute our business model. Cash available at December 31, 2000, together with cash from anticipated financing and revenues, is expected to be able to support our operations through the end of the third quarter of the year 2001. We will need to obtain substantial additional financing in order to continue, expand our operations and to sustain our cash flow. We do not know if additional financing, in excess of what is currently anticipated, will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

     RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     We sustained a net loss of approximately $9.5 million for the year ended December 31, 2000 on revenues of $390,354, derived from licensing fees and advertising fees. Our net loss for the year ended December 31, 1999 was approximately $3.8 million on revenues of $45,800, derived from advertising and the production of infomercials.

     Production costs for the development of our original content for the year ended December 31, 2000 were approximately $1.2 million as compared to approximately $1.1 million for the prior year. This amount includes the cost of
(i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content.

     Our selling,  general and  administrative  expenses were approximately $8.0 million for the year ended December 31, 2000, consisting primarily of approximately $4.2 million in personnel costs, $917,832 in professional and consulting fees, $774,017 in equipment and depreciation, $487,669 in sales and marketing costs, and approximately $1.3 million in other general and administrative costs. Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance. Our selling, general and administrative expenses were approximately $2.8 million for the year ended December 31, 1999, consisting primarily of $663,476 in personnel costs, $381,034 in professional and consulting fees, $335,926 in rent, overhead, equipment and depreciation, $124,823 in sales and marketing costs, and $821,169 in other general and administrative costs. Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance.

     We incurred depreciation and amortization expense of $670,225 and $145,868 for the years ended, respectively, December 31, 2000 and 1999. This was derived primarily from depreciation relating to our leasehold improvements and furniture and computer and camera equipment purchases.

     Our net loss for the year ended December 31, 2000 includes a fixed asset write down of $344,922, primarily attributable to the closure of our Paris, France facility and the relocation of our operations from New York City to Miami Beach, Florida, offset in part by interest income of $86,809.

     LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our operations primarily through sales of our common stock and warrants in our initial public offering and from several private placements. Net proceeds from these sales have totaled approximately $10.6 million, with $8.8 million raised in the initial public offering and $1.9 million raised in the private placements. The amount of $200,000 has been received on account of a $600,000 financing commitment and the total financings immediately anticipated for the first half of 2000 are expected to be at least $650,000.

     For the year ended December 31, 2000, we used approximately $(4.7) million in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by common stock and options issued for services, increases in accounts payable and deferred revenue, and depreciation, amortization and unearned compensation expenses. For the year ended December 31, 2000, we used approximately $3.2 million for investing activities.

     We have recently relocated our executive offices from New York City to Miami Beach, Florida, where we have maintained our operations center since December 2000. We anticipate that this move will reduce our monthly office rental expense from approximately $13,250 to approximately $7,000. We incurred no penalty in terminating the lease upon our New York City facility, and recovered $35,000 of our security deposit. We concurrently reduced our staff from approximately 33 employees to 6, which has reduced our monthly personnel expense from approximately $295,000 to $80,000. This reduction was made possible when we automated and outsourced much of our streaming video presentation and content development and moved our operations to Miami Beach, Florida.

     We believe that our success will depend largely on our ability to become a leading source for continuously streaming media entertainment niche programming on the Internet. During the year ended December 31, 2000, we continued to invest in and incur significant expenditures and costs to achieve this goal. Accordingly, we intend to continue to make significant investments to acquire content and develop unique niche programming, to encourage mass downloading of our Medium4.com Player, to increase the number of viewers of our SLS channels, to attract advertisers for our SLS channels, to ensure that the technology needed to provide our content stays current and to continue to market our affiliates program and sell our PLS technology

     At December 31, 2000, we had $50,462 in cash and cash equivalents which we believe, together with cash from anticipated financings and revenues, will support our operations through the end of the third quarter of 2001. We will require substantial additional financing to remain a going concern and to expand our operations. We do not know if additional financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

FORWARD-LOOKING STATEMENTS

     Management's Discussion and Analysis above contains certain forward-looking statements and information relating to us and to our present and future business operations within the meaning of Federal securities law. We have identified these statements by using forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "predict", "contemplate", "continue," "believe," "intend," the negative of the foregoing words, or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information.

     The forward-looking statements included in Management's Discussion and Analysis are based on our beliefs as well as assumptions made using information currently available to us, and we assume no obligation to update any such forward-looking statements. We believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions. However, because these statements reflect our current views concerning future events, these statements involve certain risks, uncertainties and assumptions. Actual future results may differ materially and significantly from the results projected and discussed in the forward-looking statements.

     We caution you that our business and financial performance are subject to substantial risks and uncertainties. Potential risks and uncertainties include, among others, the risk factors set forth herein.

     RISK FACTORS

     WE HAVE A LIMITED OPERATING HISTORY

     We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet broadcasting, services and advertising. These risks include our ability to

     o    provide compelling and unique content to Internet users;

     o    successfully market and sell our services; and

     o effectively develop new and maintain existing relationships with companies in our affiliate program, advertisers, content providers, business customers and advertising agencies and other persons with which do business.

     As we have so little history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

     WE HAVE EXTREMELY LIMITED CASH FLOW

     Our business is in a developmental stage and requires substantial capital to continue operations. At the present time, we have not generated material revenues from operations. To date, our cash flow has primarily come from intermittent sales of our securities. We also have minimal cash and cash equivalents. We can give no assurance our cash flow will be sufficient to allow us to continue our operations at the present, if at all.

     WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE

     We have only recently recognized material revenues from services or advertising and we have experienced net losses since inception. We expect to incur significant losses on both a quarterly and an annual basis for the foreseeable future. There can be no assurance that we will ever achieve profitability.

     WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO CONTINUE OPERATIONS

     We will require substantial additional financing in order to be able to continue operations. In the event that we are unable to secure such financing, we will be forced to sell assets to generate cash. We have no current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will result in substantial pro rata dilution to our present stockholders. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations or to cease operations altogether. Technological stock in general have recently experienced significant downturns on the financial markets, and the trend is expected to continue indefinitely. Negative investor sentiment for technology stocks will adversely affect our ability to secure additional financing.

     LOW TRADING VOLUME IN OUR STOCK MAY RESULT IN DELISTING OF TRADING ON THE AMEX

     The price and volume at which our stock has recently traded on the American Stock Exchange does not meet the AMEX criteria for continued listing. Although the AMEX has not officially communicated any intention to us to delist our stock, if our stock were to be delisted, it would materially affect the ability of an investor to dispose of their shares of our stock, and further reduce the liquidity of their investment.

     WE WILL BE UNABLE TO ATTRACT VIEWERS TO OUR NETWORKS AND THEIR CHANNELS IF THE PUBLIC REJECTS STREAMING TECHNOLOGY

     Our success will depend upon market acceptance of streaming technology as an alternative to broadcast television. Without streaming technology, viewers would not be able to initiate playback of our programming until such programming is downloaded in its entirety, resulting in significant waiting times. The acceptance of streaming technology will depend upon a number of factors, including market acceptance of streaming players such as Microsoft's Windows Media Player (TM) , Real Networks' Real Player(TM), and Medium4.com Player, technological improvements to the Internet infrastructure to allow for improved video and audio quality and a reduction in Internet usage congestion. In addition, Internet congestion may interrupt audio and video streams, resulting in user dissatisfaction. Our prospects will be adversely affected if streaming media technology fails to achieve or maintain broad acceptance.

     WE ARE DEPENDENT ON PROVIDERS OF STREAMING MEDIA PRODUCTS

     We currently license software products that enable the broadcast of streaming media from such companies and others. We may need to acquire additional licenses to meet our future needs. Users are currently able to download electronically copies of Microsoft's Windows Media Player(TM), Real Network's Real Player(TM), and our Medium4.com software free of charge. If providers of streaming media products substantially increase license fees charged to us for the use of their products or refuse to license such products to us, our ability to provide streaming audio and video will be adversely affected.

     WE ARE DEPENDENT ON PROVIDERS OF BROADBAND AND HIGH SPEED INTERNET ACCESS

     We rely on providers of broadband and high speed Internet access to facilitate the viewing of our SLS channels. Because our Medium4.com Player, which is the software used to play the SLS channels, can only play SLS channels using high speed Internet access, without such access viewers would not be able to download our SLS programming. If providers of broadband and high speed Internet access do not sustain existing operations, or fail to maintain current access speeds, our ability to provide streaming video will be adversely affected.

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

     GOVERNMENT REGULATION OF THE INTERNET COULD HARM OUR BUSINESS

     There are few laws or regulations directly applicable to the Internet. For example, the Digital Millennium Copyright Act, enacted into law in 1998, protects certain qualifying online service providers from copyright infringement liability, the Internet Tax Freedom Act, also enacted in 1998, placed a three year moratorium on new state and local taxes on Internet access and commerce, and under the Communications Decency Act, an Internet service provider will not be treated as the publisher or speaker of any information provided by another information content provider. The appeal of the Internet makes it likely, however, that state, national or international laws may be implemented in the future covering such issues as user privacy, defamatory speech, copyright infringement, pricing and characteristics and quality of products and services. Any new law or regulation may have the effect of limiting the use of the Internet and its growth as a new medium to communicate could harm our business.

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

     The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the Internet, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us of potential liability for broadcasting content that is harmful to minors could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources., or to discontinue various content offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business.

     WE ARE DEPENDENT ON CERTAIN THIRD PARTY PROVIDERS

     Our future success depends upon our ability to aggregate and deliver compelling content over the Internet. We rely on third party content providers, such as television stations and networks, businesses and other organizations, film producers and distributors, and record labels for compelling and entertaining content. Our ability to maintain and build relationships with content providers is critical to our success. Although many of our agreements with third party content providers are for initial terms of more than one year, such agreements may not be renewed or may be terminated prior to the expiration of their terms if we do not fulfill our contractual obligations. Our inability to secure licenses from content providers or the termination of a significant number of content provider agreements would decrease the availability of content that we can offer users. Such inability or termination may result in decreased traffic on our Websites and, as a result, decreased advertising revenue, which could adversely affect our business.

     We also rely on certain technologies we license from third parties. There can be no assurance these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business. However, other than our trademarks and service marks, we do not believe that the loss of any particular one of our intellectual property rights would materially harm our business.

     OUR LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE PRICE OF OUR SECURITIES

     Shares of our common stock owned by our affiliates, as this term is defined in the Securities Act, will be restricted and subject to the limitations of SEC Rule 144. Subject to certain contractual limitations, holders of restricted shares generally will be entitled to sell these shares in the public market without registration either pursuant to Rule 144 or any other applicable exemption under the Securities Act. As of December 31, 2000, certain lock-up agreements with our founders and employees, restricting the sale of common stock owned by these founders and employees, have expired, or are due to expire in the near future. Sales of substantial amounts of restricted shares, such as locked-up shares, when they become available for public sale, or the anticipation of such sales, could adversely affect the then prevailing market price of our common stock and may also impair our future ability to raise equity capital. Additionally, outstanding options and warrants covered approximately 11,458,619 shares of common stock. Future sales of any shares underlying our outstanding options and warrants, or the anticipation of such sales, could adversely affect the market price of our securities and could materially impair our future ability to raise capital through an offering of equity securities. Further, the exercise of certain of these options and warrants will cause our stockholders to incur substantial dilution in future earning per share, if any.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, foreign currency exchange, commodity price or equity price risk. We have purchased no options and entered into no swaps. We have no bank borrowing facility that could subject us to the risk of interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of our independent auditors and our Consolidated Financial Statements and Related Notes thereto appear on pages F-1 - F-13 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We refer you to our Current Report on Form 8-K, filed with the SEC on July 26, 1999, for certain information pertaining to our retention of Radin, Glass & Co., LLP as our independent auditors, as well as certain information attendant to the discharge of our prior independent auditor.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Item 10 is hereby incorporated by reference form our definitive Proxy Statement to be filed within 120 days of December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     Item 11 is hereby incorporated by reference form our definitive Proxy Statement to be filed within 120 days of December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is hereby incorporated by reference form our definitive Proxy Statement to be filed within 120 days of December 31, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules:

         (i)  Financial Statements:

              Report of Independent Auditors
              Consolidated Balance Sheet as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998
              Consolidated  Statements of Stockholders'  Equity for
              the Years  Ended  December  31,  2000,  1999 and 1998
              Consolidated  Statements  of Cash Flows for the Years
              Ended  December  31,  2000,  1999 and  1998
              Notes to Consolidated Financial Statements

          (ii) Financial Statement Schedules:

     All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the Financial Statements contained herein, including the Notes thereto.

     (b)  Reports on Form 8-K:

     The following current reports on Form 8-K were filed during the year ended December 31, 2000:

     o The Company filed a Current Report on Form 8-K, dated May 15, 2000, reporting under Item 5 that they entered into a master affiliate agreement, dated May 15, 2000, with Windfire International Corporation, Ltd., pursuant to which the Company granted Windfire, for a one time fee of $1,500,000 and certain commissions, the exclusive right for an initial term of five years to grant licenses for the use of our network and channels.

     o The Company filed a Current Report on Form 8-K, dated October 31, 2000, reporting under Item 5 a dispute between the Company and Windfire International Corporation, Ltd. relating to the master affiliate agreement, dated May 15, 2000, by and among the Company and Windfire. This Form 8-K also reports an action initiated against the Company and several of our officers on or about September 19, 2000, by Cavendish Asset Management Ltd. relating to an alleged acquisition of a political and travel publication known as Executive Class.

     (c)  Exhibits:

     3.1  Certificate of Incorporation of the Registrants, as amended. (1)

     3.2  By-laws of the Registrant, as amended. (2)

     4.1  Form of Certificate evidencing shares of Common Stock. (1)

     4.2  Form of Certificate evidencing Common Stock Purchase Warrants. (1)

     4.3 Form of Unit Purchase Option between Registrant and Westminster Securities Corporation. (1)

     4.4 Form of Warrant Agreement between Registrant and American Stock Transfer & Trust Company, as warrant agent. (1)

     10.1* 1999 Stock Option Plan. (1)

     10.2 License Agreement between Registrant and the Center for Contemporary Diplomacy, Inc. (1)

     10.3 License Agreement between Registrant and Jonathan Braun. (1)

     10.4* Employment Agreement between Registrant and Jonathan Braun. (1)

     10.5 Assignment, Assumption and Modification of Lease for premises at 1220 Collins Avenue, Suite 100, Miami Beach, FL 33139.

     10.6 Master   Affiliate   Agreement,   between   Registrant   and  Windfire
          International Corporation, Ltd. (3)

     16.1 Letter from Martin S. Weiselberg, CPA, regarding change in certifying accountant. (4)

     21.1 Subsidiaries of the Registrant. (5)

     ----------------

     *    Indicates management contract or compensatory plan or arrangement.

     (1)  Denotes  documents  filed as an exhibit to  Registrant's  Registration
          Statement  on  Form  S-1,  as  amended  (File  No.   333-71733),   and
          incorporated herein by reference.

     (2) Denotes document filed as an exhibit to Registrant's Registration Statement on Form 8-A (File No. 0-15863), incorporated herein by reference.

     (3) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K, filed May 15, 2000, incorporated herein by reference.

     (4) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K, filed July 26, 1999, incorporated herein by reference.

     (5) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Medium4.com, Inc.

                                      By: /S/ JONATHAN BRAUN
                                          -----------------
                                         Jonathan Braun,
                                         Chief Executive Officer

Dated: April 16, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

      SIGNATURE                        TITLE                         DATE

 /S/ JONATHAN BRAUN    Chief Executive Officer, Principal       April 16, 2001
 ------------------
   Jonathan Braun      Financial and Accounting Officer and
                       Director

  /S/ WILLIAM LANE     Chairman of the Board, Director          April 16, 2001
  ----------------
    William Lane

--------------------   Director
  Stanley S. Canter

/S/ JUNICHI WATANABE   Director                                 April 16, 2001
--------------------
  Junichi Watanabe

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

                                                           February 27, 2001

Shareholders and Directors
Medium4.com, Inc.

We have audited the accompanying consolidated balance sheets of Medium4.com, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years ended December 31, 2000, 1999, 1998 and the cumulative period November 12, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medium4.com, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years ended December 31, 2000, 1999, 1998 and the cumulative period November 12, 1998 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $9.5 million for the year ended December 31, 2000, and has a working capital deficiency as of December 31, 2000. These factors raise substantial doubt the Company has the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ Radin, Glass & Co., LLP
                                          Certified Public Accountants
                                          New York, New York

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET


                                                     December 31,
                                             --------------------------
                                                  2000           1999
                                             --------------  ------------

     ASSETS
     ------
CURRENT ASSETS:
   Cash and cash equivalents                 $    50,462  $    103,364
   Marketable securities                             220     4,159,418
   Accounts receivable                                 -        12,800
   Other current assets                           14,137       378,823
                                             -----------  ------------
      Total Current Assets                        64,818     4,654,406

INVESTMENT IN AFFILIATE                          159,000       159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET        686,582     1,130,610

SOFTWARE, NET                                    890,967       354,582

OTHER ASSETS                                     330,659       183,458
                                             -----------  ------------
                                             $ 2,132,026  $  6,482,056
                                             ===========  ============


     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                          $   514,639  $   256,394
   Accrued expenses                              353,498      233,307
                                             -----------  -----------
      Total Current Liabilities                  868,136      489,701

LONG-TERM LIABILITIES:
   Loan payable - officer                         50,000            -
   Deferred Revenue                              785,000            -
                                             -----------  -----------
      Total Long-Term Liabilities                835,000            -

STOCKHOLDERS' EQUITY
   Preferred stock $.01 par value 5,000
     shares authorized issued and
     outstanding  -0- shares                           -            -
   Common stock, $.01 par value;
     30,000,000 shares authorized,
     12,266,196 and 10,178,433 issued
     and outstanding, respectively               122,662      101,784
   Paid in capital                            14,998,143   11,789,014
   Deficit accumulated during development
     stage                                   (13,291,247)  (3,760,176)
   Unearned compensation expense              (1,400,668)  (2,121,215)
   Accumulated other comprehensive income              -      (17,052)
                                             -----------  -----------
      Total Stockholder's Equity                 428,890    5,992,355
                                             -----------  -----------
                                             $ 2,132,026  $ 6,482,056
                                             ===========  ===========

                  See notes to consolidated financial statements

                                    MEDIUM4.COM, INC. AND SUBSIDIARIES
                                    (A Development Stage Enterprise)
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Cumulative
                                                                                            November 12,
                                                                                                1998
                                                                                           (inception) to
                                                    For the Years Ended December 31,        December 31,
                                                 -------------------------------------
                                                        2000                1999                2000
                                                 -----------------    ----------------    ----------------
REVENUE                                          $         390,354    $         45,800    $       436,154

COST OF SALES                                              414,418                   -            414,418
                                                 -----------------   -----------------   ----------------

GROSS PROFIT                                               (24,064)             45,800             21,736

EXPENSES:
   Production                                            1,222,343           1,101,059          2,323,402
   Selling, general and administrative expenses          8,036,551           2,771,792         10,808,343
                                                 -----------------   -----------------   ----------------
      Total expenses                                     9,258,894           3,872,851         13,131,745
                                                 -----------------   -----------------   ----------------
LOSS FROM OPERATIONS                                    (9,282,958)         (3,827,051)       (13,110,009)

OTHER INCOME (LOSS):
   Interest income                                          86,809             203,707            290,517
   Write down of fixed assets                             (334,922)                  -           (334,922)
   Loss on marketable securities                                 -            (125,445)          (125,445)
   Other income                                                  -               2,613              2,613
                                                 -----------------   -----------------   ----------------
      Total other income                                  (248,113)             80,875           (167,238)
                                                 -----------------   -----------------   ----------------
LOSS BEFORE TAXES                                       (9,531,071)         (3,746,176)       (13,277,247)

INCOME TAX EXPENSE                                               -              14,000             14,000
                                                 -----------------   -----------------   ----------------

NET LOSS                                         $      (9,531,071)   $     (3,760,176)   $   (13,291,247)
                                                 =================   =================   ================

Other comprehensive income, net of tax:
   Foreign currency translation adjustments                      -             (17,052)           (17,052)

Comprehensive Income                             $      (9,531,071)   $     (3,777,228)   $   (13,308,299)
                                                 ==================   ================   =================
Weighted average shares of common stock
outstanding                                             10,494,789           9,139,217

   Net loss per share                            $           (0.91)   $          (0.41)
                                                 ==================   ================


                                See notes to consolidated financial statements

                                                 MEDIUM4.COM, INC. AND SUBSIDIARIES
                                                   (A Development Stage Enterprise)

                                            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                                                                                  Accumu-
                                                                                                  lated
                                                                                                  Other      Unearned     Total
                                                          Additional                              Compre-    Compen-      Stock-
                                      Common Stock         Paid in     Accumulated  Subscription  hensive    sation       holders
                                   Shares      Amount      Capital        Deficit    Receivable   Income     Expense      Equity
                                -----------  ---------  ------------   ------------  ----------   -------  ---------      ---------
Balance as of November
    12, 1998 (inception)          8,300,000   $ 83,000   $         -   $         -   $ (83,000)  $      -   $        -   $        -
                                -----------  ---------  ------------  ------------  ----------    -------    ---------    ---------

Balance as of December            8,300,000     83,000             -             -     (83,000)         -            -            -
    31, 1998

Receipt of stock subscription             -          -             -             -      83,000          -            -       83,000
Sale of common stock - initial
    public offering               1,678,433     16,784     8,766,768             -           -          -            -    8,783,552
Sale of common stock -
    private placement               200,000      2,000       598,000             -           -          -            -      600,000
Stock options issued for                  -          -     2,424,246             -           -          -            -    2,424,246
    services
Accumulated other comprehensive
    income                                -          -             -             -           -    (17,052)           -      (17,052)
Unearned Compensation
    expense                               -          -             -             -           -          -   (2,121,215)  (2,121,215)
Net loss                                  -          -             -    (3,760,176)          -          -            -   (3,760,176)
                                -----------  ---------  ------------  ------------  ----------   --------   -----------  ----------

Balance as of December
    31, 1999                     10,178,433   $101,784   $11,789,014  $ (3,760,176)  $       -   $(17,052)  $(2,121,215) $5,992,355

Proceed from sale of common
    stock, net of expenses        1,727,763     17,278     1,363,104             -           -          -             -   1,380,382
Stock issued for services           360,000      3,600       356,400             -           -          -             -     360,000
Stock options issued for
    services                              -          -     1,489,625             -           -          -             -   1,489,625
Accumulated other comprehensive
    income                                -          -             -             -           -     17,052             -      17,052
Unearned Compensation
    expense                               -          -             -             -           -          -       720,547     720,547
Net loss                                  -          -             -    (9,531,071)          -          -             -  (9,531,071)
                                -----------  ---------  ------------  ------------  ----------  ---------   -----------  ----------

Balance as of December
    31, 2000                     12,266,196   $122,662   $14,998,143  $(13,291,247)         -   $       -   $(1,400,668) $  428,890
                                ===========  =========  ============  ============  ==========  =========   ===========  ==========

                                 See notes to consolidated financial statements

                                                                             F-4


                                     MEDIUM4.COM, INC. AND SUBSIDIARIES
                                      (A Development Stage Enterprise)

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                     Period           Cumulative
                                                                                                   November 12,      November 12,
                                                                                                      1998               1998
                                                             Year ended           Year ended     (inception) to    (inception) to
                                                             December 31,         December 31,     December 31,      December 31,
                                                                2000                 1999              1998               2000
                                                           ---------------    ---------------    ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $   (9,531,071)   $    (3,760,176)   $            -     $  (13,291,247)
 Adjustments to reconcile net loss to net cash used in
  operating activites:
    Depreciation                                                   372,961            125,001                 -            497,962
    Amortization                                                   297,264             20,867                 -            318,131
    Unearned compensation expense                                  720,547                  -                 -            720,547
    Common stock and options issued for services                 1,849,625            303,031                 -          2,152,656
    Accounts receivable                                             12,800            (12,800)                -                  -
    Other current assets                                           364,686           (378,823)                -            (14,137)
    Accounts payable                                               258,245            256,394                 -            514,639
    Accrued expenses                                               120,191            233,307                 -            353,498
    Deferred revenue                                               785,000                  -                 -            785,000
    Due to related parties                                               -             (6,670)            6,670                  -
                                                           ---------------    ---------------    --------------     --------------

 NET CASH USED (PROVIDED) BY OPERATIONS                         (4,749,752)        (3,219,869)            6,670         (7,962,951)
                                                           ---------------    ---------------    --------------     --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Deferred offering costs                                              -                  -            (6,670)            (6,670)
    Investment in affiliate                                              -           (159,000)                -           (159,000)
    Other assets                                                  (147,201)          (176,788)                -           (323,989)
    Purchases of capital expenditures                             (762,582)        (1,631,060)                -         (2,393,642)
    Marketable securities                                        4,159,198         (4,159,418)                -               (220)
                                                           ---------------    ---------------    --------------     --------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 3,249,416         (6,126,266)           (6,670)        (2,883,521)
                                                           ---------------    ---------------    --------------     --------------
CASH PROVIDED BY FINANCING ACTIVITIES:
    Sale of common stock                                         1,380,382          9,383,552            83,000         10,846,934
    Change in subscription receivable                                    -             83,000           (83,000)                 -
    Loan payable                                                    50,000                  -                 -             50,000
    Accumulated other comprehensive income                          17,052            (17,052)                -                  -
                                                           ---------------    ---------------    --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        1,447,434          9,449,500                 -         10,896,934
                                                           ---------------    ---------------    --------------     --------------
NET (DECREASE) INCREASE IN CASH                                    (52,903)           103,364                 -             50,462

CASH, beginning of the period                                      103,364                  -                 -                  -
                                                           ---------------    ---------------    --------------     --------------
CASH, end of the period                                    $        50,462    $       103,364    $            -     $       50,462
                                                           ===============    ===============    ==============     ==============

Supplemental disclosures of cash flow information:

    Interest paid                                          $             -    $             -                -                   -
    Taxes paid                                                       4,600                  -                -                   -

Non cash financing activities:

    Stock options issued for services                      $     1,489,625    $     2,424,246                -


                               See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                       ----------------------------------
                        (A DEVELOPMENT STAGE ENTERPRISE)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                       THREE YEARS ENDED DECEMBER 31, 2000
                       -----------------------------------


NOTE 1.       BUSINESS

Medium4.com, Inc. and Subsidiaries (the "Company") formerly known as foreignTV.com, Inc. is a Delaware corporation formed on November 12, 1998. The Company was organized to develop opportunities as an Internet broadcaster of international and niche content. In 2000, the Company relocated its corporate offices to Miami, Florida.


NOTE 2.       SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses amounting to $9.5 million and $3.8 million for the years ending December 31, 2000 and December 31, 1999, respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

DEVELOPMENT STAGE ENTERPRISE

Due to the start-up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7. There were no operations to report for 1998.

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

SOFTWARE DEVELOPMENT COSTS

The Company capitalized software development costs in accordance with SFAS 86, EITF 00-2 and SOP 98-1. At December 31, 2000 and December 31, 1999, the Company capitalized $833,649 and $354,583, respectively, of such software development costs, net of accumulated amortization. The costs are amortized over a 30 month-period on a straight-line basis.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations at December 31, 2000 and December 31, 1999 amounted to $155,740 and $19,800, respectively.

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

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The
Company has a net operating loss carryforward of approximately $11 million, which expires at various times through the year 2020. The Company has recorded approximately $4.5 million valuation allowance on the deferred tax asset.

NET LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2000, 1999 and 1998 respectively, the Company believes that there has been no impairment of long-lived assets.

INVESTMENT IN AFFILIATES

Investments in affiliates represent a 10% ownership in foreignTV, Inc., which management has recorded utilizing the cost method. See Note 9. Management does not exercise significant influence over the operating or financial policies of the affiliate.

ACCOUNTING ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3.       MARKETABLE SECURITIES

Marketable securities at December 31, 2000 and 1999 consist of mutual fund shares, which invest in US Government securities and are classified as available for sale securities.

NOTE 4.       LEASEHOLD IMPROVEMENTS AND EQUIPMENT

At December 31, leasehold improvements and equipment consist of the following:

                                                2000                1999
                                       ---------------     ----------------
     Leasehold improvements         $         373,776   $          329,643
     Furniture & fixtures                     347,547              307,143
     Computer equipment                       421,946              272,453
     Camera equipment                         178,424               76,446
     Other equipment                          317,760              290,793
                                       ---------------     ----------------
                                            1,641,453            1,276,478
     Less:  accumulated depreciation         (617,949)            (145,868)
     Less:  write down of assets             (334,922)                   -
                                      ---------------     ----------------
                                    $         686,582   $        1,130,610
                                      ===============     ================

Leasehold improvements are depreciated over 5 years. Furniture, fixtures and equipment are depreciated over 3 to 7 years. The write down of assets in calendar year 2000 relates to the abandonment of leasehold improvements in the New York office and the estimated loss on disposal of certain equipment located in the France office.

NOTE 5.       OTHER ASSETS

As of December 31, 2000 and 1999, other assets include security deposits of $133,324 and $112,413, respectively, and intangible assets comprised of domain names of $121,140 and $86,880, respectively. The costs of domain names are being amortized over 24 months. The unamortized portion at December 31, 2000 and 1999 is $49,585 and $71,045, respectively.


NOTE 6.       LOAN PAYABLE

As of December 31, 2000, an officer of the Company made an advance of $50,000 to the Company. The loan must be repaid by March 21, 2002 and bears interest at 6% per annum until repayment.


NOTE 7.       EQUITY TRANSACTIONS

a. In November 1998, the founders of the Company issued 8,300,000 shares of common stock to themselves for $83,000. Such monies were received in 1999.

     b. In April and May 1999 the Company sold 1,678,433 shares of common stock pursuant to an initial public offering registration at $6.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $9.00. There were 1,678,433 of such warrants outstanding as of December 31, 2000 and 1999. The warrants will be exercisable at any time, until they expire three years after the effective date of this offering. The warrants may be redeemed by the Company, in whole or in part, at any time upon at least 30 days prior written notice to the registered holders, at a price of $.05 per warrant, provided that the closing bid price of the Common Stock was at least $12.00 for the 20 consecutive trading days ending on the third business day preceding the date of the Company's giving of notice of redemption to the warrant holders, and provided there is then a current registration statement in effect for the shares underlying the warrants. In connection with the initial public offering 167,843 units were issued to the underwriter with an exercise price of $6.60 for one share of common stock and a warrant to purchase another share of common stock at $9.00, expiring in May 2004. There were costs of $1,278,046 applied as a reduction to such offering proceeds.

c. During the fourth quarter of 1999, the Company sold 200,000 shares of common stock for $3.00 per share pursuant to a private placement for the sale of such unregistered securities. The Company received $459,000 of the sale of stock proceeds in 1999 and the remaining $141,000 by January 14, 2000. The $141,000 stock subscription is recorded as an other current asset.

d. During the first and second quarter of 2000, the Company sold 77,500 shares of common stock pursuant to a private placement at $3.00 per share. During the third quarter, the Company sold 45,000 shares of common stock pursuant to a private placement at $2.00 per share.

e. In March 2000, the Company entered into an "Investment Agreement", whereby an unaffiliated entity has purchased 105,263 shares of common stock for $4.75 and warrants to purchase another 105,263 shares of common stock for $9.00 per share over a period of four years. In addition this entity was issued warrants to purchase 600,000 shares of common stock for $1.00 per share subject to certain performance criteria, hereafter referred to as the "Performance Warrants". These Performance Warrants vest based on certain future performance criteria, therefore will be valued at the time such warrants vest based on the then trading prices of the Company's common stock.

f. In June 2000, the Company began offering the sale of equity units in the Company pursuant to a Confidential Private Placement Memorandum. The Company has raised $840,000 through the sale of these units. The modified terms of the sale of units resulted in the sale of 1,500,000 shares of common stock and 1,500,000 Series A redeemable common stock purchase warrants for $3.00 per share for three years and the issuance of units providing for the purchase 150,000 shares of common stock and 195,000 Series A redeemable common stock.


NOTE 8.       STOCK OPTION PLAN

The Company has two incentive stock option plans, which are authorized to issue up to 500,000 and 1,000,000 shares of common stock, respectively, subject to approval by the stockholders.

The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB Opinion No. 25.

Stock option activity for the year ended December 31, 2000 and 1999 is summarized as follows:

Employee Stock Option Plan:

                                                               Weighted
                                                                Average
                                         Shares             Exercise Price
                                     ----------------     -------------------
 Outstanding at December 31, 1998           -         $           -
    Granted                              499,500                 6.30
    Exercised                               -                     -
    Expired or cancelled                    -                     -
                                     ----------------     -------------------
 Outstanding at December 31, 1999        499,500      $          6.30
                                     ----------------     -------------------
    Granted                             1,735,000                6.28
    Exercised                               -                     -
    Expired or cancelled                    -                     -
                                     ----------------     -------------------
 Outstanding at December 31, 2000       2,234,500     $          6.29
                                     ================     ===================

Non - Employee Stock Option Plan:

                                                                Weighted
                                                                 Average
                                          Shares             Exercise Price
                                     ----------------     -------------------
 Outstanding at December 31, 1998           -         $           -
    Granted                              723,500                 6.63
    Exercised                               -                     -
    Expired or cancelled                    -                     -
                                     ----------------     -------------------
 Outstanding at December 31, 1999        723,500                 6.63
                                     ----------------     -------------------
    Granted                             1,826,500                5.33
    Exercised                               -                     -
    Expired or cancelled                    -                     -
                                     ----------------     -------------------
 Outstanding at December 31, 2000       2,550,000     $          5.98
                                     ================     ===================

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2000 and 1999:

                                                                   Weighted            Weighted
                                                                    Average            Average
                                                                   Exercise              Fair
                                                  Shares             Price              Value
                                              ---------------    --------------     ---------------
Year ended December 31, 1999:
   Exercise price exceeds market price           590,500      $      6.39       $        3.04
   Exercise price equals market price            632,500             6.59                3.15
   Exercise price is less that market price         -                  -                  -

Year ended December 31, 2000:
   Exercise price exceeds market price          3,441,500     $      6.00       $        1.36
   Exercise price equals market price              20,000            5.13                2.35
   Exercise price is less that market price       100,000            1.00                4.17

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 1999: annual dividends of $0.00, expected volatility of 99% at December 31, 2000 and 1999, risk-free interest rate of 5.75% and expected life of five years for all grants.

If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share for the years ended December 31, 2000 and 1999, would have been approximately, $12,646,053 and $(1.20), and $4,409,986 and $(.48), respectively.

The non-employee stock options outstanding are fully vested. The compensation expense attributed to the issuance of these stock options will be amortized over 24 months. These stock options are exercisable for five years from the grant date. The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from three to five years. As of December 31, 2000 and 1999, 705,500 and 224,667, respectively, of these stock options were vested.


NOTE 9.       LICENSE AGREEMENTS

a) The Company entered into two license agreements with related parties for the sole and absolute use of certain Internet domain names. One of the agreements is with an officer and director of the Company and the other is with a not-for-profit organization whose board of directors is substantially identical to that of the Company. The term of the agreements is twenty-five years through December 31, 2023 with an additional renewal period of twenty-five years thereafter. The agreements require the Company to pay license fees, which begin at $600 per domain name and escalate to $2,500 per domain name through the twenty fifth year of the agreement. Thereafter, the fee increase is based on the Consumer Price Index. The agreement with the not-for-profit organization also requires the Company to provide office space, on its premises, for up to four employees of the not-for-profit organization for up to three years.

b) In May 2000, the Company entered into a master affiliate agreement with Windfire International Corporation, Ltd. "Windfire", a British Virgin Islands Corporation, pursuant to which the Company granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to the Company for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our network of web sites.

     The master affiliate agreement required Windfire to pay us a one time fee of $1,500,000, of which $500,000 has been received to date. Revenues are being recognized on a straight line basis over the term of this agreement. The Company is currently in litigation over payment of the remaining fees for this master affiliate agreement.

     Windfire has also agreed to pay the Company commissions over the term of the master affiliation agreement calculated upon specified percentages of annual gross revenues, as defined in the agreement, received by Windfire from its licensees. These commissions, which are payable on a quarter-annual basis, will range from 10% to 30% of annual gross revenues, depending on the specific nation for which a license has been granted and the year during the term of the agreement to which such revenues are attributable.


NOTE 10.      COMMITMENTS AND CONTINGENCIES

a. The Company leases office space pursuant to a lease agreement, which expires on May 30, 2006. The office space has been subleased since August 31, 2000. The Company has terminated such lease subsequent to December 31, 2000, and relinquished approximately half of their security deposit. In addition, the related leasehold improvements have been written off in calendar year 2000. The Company also leases space in certain countries abroad. Rent expense for the year ended December 31, 2000 and 1999 was $157,688 and $180,161, respectively.

b. In 2000, the Company relocated its corporate offices. The Company leases office space in Miami, pursuant to a lease agreement, which expires on July 31, 2003. The future minimum lease commitments are as follows:
                     2001                 $         75,570
                     2002                           79,362
                     2003                           47,607

     Rent expense for the year ended December 31, 2000 was $32,850.

c.   The Company  leases a  corporate  apartment  in Miami,  pursuant to a lease
     agreement,   which  expires  March  15,  2002.  The  future  minimum  lease commitments are as follows:

                     2001                 $         43,355
                     2002                            9,250

     Rent expense for the year ended December 31, 2000 was $29,790.

d. In April 1999, the Company entered into a one year consulting and finders agreement with a foreign entity to render public and investor relations in Asia, promote the business of the Company and locate a Japanese strategic partner among other services. The consultant will be compensated at a monthly rate plus a fixed rate of non-accountable out of pocket expenses and a finders fee of 7.5% of the value of a strategic partner relationship.

     The consultant was paid $500,000 during 1999, which represents a $159,000 finders fee for the 10% equity ownership in foreignTV, Inc. (Japan), $218,750 of consulting fees and out of pocket expenses and $106,250 of prepaid consulting fees and out-of-pocket expenses for 2000.

e. The Company also has employment agreements with several of their officers and employees with terms up to five years. The terms of the agreements may include cash, compensation, stock options, car allowance and other traditional employee benefits.

f. The Company is subject to litigation from time to time arising in the ordinary course of its business. Other than the Windfire dispute discussed in Note 9(b), the Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

NOTE 11.

The Company has received a significant amount of cash since December 31, 2000 from foreignTV Japan, Inc. for the payment of license fees as discussed earlier and advances, which are to be negotiated for the purchase of the foreignTV network or additional licensing arrangements and technical support for content not previously licensed.