Form 10-K405/A
period 2000-12-31
MEDIUM4 COM INC
filed 2001-04-30
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                  FORM 10-K/A-1

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

                                      None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 31, 2001 was approximately $952,096. As of March 21, 2001, there were 11,906,196 shares of our common stock outstanding.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each of our current executive officers and directors.

                NAME                 AGE                      POSITION
                ----                 ---                      --------
          I. William Lane            78       Chairman of the Board of Directors

          Jonathan Braun             50       Chief Executive Officer and Director

          Graham Cannon              38       President

          David C. Badner            49       Executive Vice President, Chief Operating Officer and
                                              Director

          Bruno Finel                41       Senior Vice President -- International Operations and
                                              Director

          Dennis Oppenheimer         42       Senior Vice President -- Entertainment

          Harold I. Berliner         62       Treasurer and Chief Financial Officer

          Marc D. Leve               43       Vice President -- Legal Affairs, Secretary and Director

          Stanley S. Canter          70       Director

          Junichi Watanabe           45       Director

         I. William Lane, PhD has served as our Chairman of the Board since our inception in 1998. Since 1994, he has served as a consultant to Lane Labs, a natural medicine company founded upon Dr. Lane's teachings, primarily dealing with cancer research. Since 1989, he has also been the chairman of Cartilage Consultants, Inc., a company that researches and provides consulting services for the use of shark cartilage and other natural medicines. Dr. Lane is Chairman of the Center of Contemporary Diplomacy, Inc. He received his B.S. and Masters in Nutritional Science from Cornell University and his PhD in Agricultural Biochemistry and Nutrition from Rutgers University.

         Jonathan Braun is the originator of the foreignTV.com concept. He has served as our Chief Executive Officer and a director since our inception. He currently also serves as our Principal Financial and Accounting Officer. From 1995 to 1997, Mr. Braun was the president of Marinex Multimedia Corporation, a CD-rom publishing and Internet content provider company. He was the founder and, from 1991 to 1995, the President of Marinex, Inc., a public relations firm. He currently serves on the editorial board of Midstream, a monthly journal specializing in Israel and the Middle East. Mr. Braun is also president of the Center of Contemporary Diplomacy, Inc. He received his M.S. from the Columbia University School of Journalism and his B.A. in Political Science from the City College of New York, where he graduated phi beta kappa and magna cum laude. Mr. Braun is a member of our compensation committee.

      Graham Cannon was affiliated with us since May 1999 and assumed the office of President in December 1999. Prior to May 1999 and from 1997, he was Director of Communications and Strategy for Time Inc. New Media where he developed and implemented that company's marketing and media strategy. In that position, he developed co-branding relationships, created online banner campaigns, as well as print and broadcast advertising. Mr. Cannon also helped initiate a landmark research project examining Web, print and TV usage among mass-market users. From 1995 to 1997, Mr. Cannon was Deputy Director of Communications to then Ambassador Madeline K. Albright and Ambassador Bill Richardson at the United Nations, where he developed and implemented communications and media strategy --including for policy in Bosnia, Iraq and Haiti -- and was a key speech and editorial writer. From 1989 to 1995, he was a Senior Policy Adviser to the House Foreign Affairs Committee and to Congressman Howard Berman. Mr. Cannon also has a background in journalism, as a TV News Producer and a writer for publications such as the London Daily Mail and Microsoft's Slate. Mr. Cannon has a Bachelor's Decree (honors) from the University of Manchester (UK) in Ancient History and Archaeology. Mr. Cannon is no longer an executive officer of the Company.

      David Badner became our Executive Vice President in January 2000. Mr. Badner is an entrepreneur with over twenty years' experience managing and operating manufacturing and retail companies. From 1995, Mr. Badner has been a principal officer and shareholder of Acme Bottled Air, Inc., a major distributor of air purification products with annual sales of $30 million. From 1998, he was a principal officer and shareholder of Vinculum, Inc., a medical technology company, which develops and manufactures a diabetes monitoring device. Mr. Badner has extensive experience consulting on marketing, management and technology to corporations such as DataLink.net, Inc. and J.N. Savasta Corp. Previously, he was a marketing executive at Playboy Enterprises. Mr. Badner is a graduate of Cornell University, where he earned a PhD in Biochemistry in 1979, and previously earned bachelors and masters of science degrees. Mr. Badner is no longer an executive officer or director of the Company.

      Bruno Finel was affiliated with us since our inception. From 1989 to 1999 Mr. Finel was the managing director and principal stockholder of Cablevision, a ten-year old Paris-based company that produces programs for African, French and European television and provides communication and investment counseling on behalf of the governments of Namibia, the Ivory Coast, Togo and Tunisia. In addition, Mr. Finel created and managed, through Cablevision, the official public information Web sites of Namibia, Togo and Tunisia and has created news and information related Web sites devoted to Sudan and Tunisia. Mr. Finel earned a law degree (maitrise de droit) from Assas University (Paris 2) in 1982. Mr. Finel is no longer an executive officer or director of the Company.

      Harold Berliner began serving as our Treasurer and Chief Financial Officer in September 1999 and brought more than 30 years experience in strengthening financial management within young and emerging media and high tech companies. As a partner at KPMG Peat Marwick (1967-1992), and a senior executive at international management consulting firms Mercer Management Consulting and Rath & Strong (1992-1998), he pioneered use of the Internet as an integral part of core business processes, and is a recognized leader in adapting communication and information technologies to improving business operational effectiveness. Mr. Berliner has served as Trustee of the Citizens Budget Commission, a private "watchdog" agency overseeing the operations and finances of New York City and State governments, and has served as the treasurer of the Isaacs Center, a Meals-on-Wheels agency serving homebound elderly on the Upper East Side of Manhattan. Mr. Berliner is a graduate of Columbia College (1961), and holds a degree in Industrial Engineering from the Columbia University School of Engineering (1962). He is a certified public accountant in New York State and a member of the AICPA. Mr. Berliner is no longer an executive officer of the Company.

      Marc D. Leve was our vice President-Legal Affairs, general counsel, Secretary and a director since our inception. Prior to our inception, Mr. Leve was an attorney at Yerushalmi & Associates, LLP, a New York law firm, and its predecessor law firm, since 1995. He was an associate at Yerushalmi, Shiboleth, Yisraeli & Roberts, LLP from 1993 to 1995. Prior to that, he practiced law in Israel at the law firm of M. Porath & Co., served as a military prosecutor in the Military Advocate General Corps of the Israeli Defense Forces, and worked at the law firm of I. Tunik & Co. Mr. Leve has also been general Counsel, Vice President, Secretary and a director of the Center of Contemporary Diplomacy, Inc. since shortly after its inception. Mr. Leve received an LLB in 1984 from Bar Ilan University in Israel. He is admitted to practice law in Israel and in the State of New York. Mr. Leve is no longer an executive officer or director of the Company.

      Dennis Oppenheimer was affiliated with us since May 1999 and was appointed our Senior Vice President -- Entertainment in December 1999. Mr. Oppenheimer is the former President of the Abandon Artists and Performance Group where he oversaw the careers of approximately 13 major record label artists including multi-platinum artists such as Patricia Kaas and Aaron Hall. He has worked with most of the major labels including RCA, Warner Brothers, Columbia, Epic, Interscope, MCA, Arista, Sire, Virgin. He was also President of Citizen X Records, a label which released products via RCA, Interscope, and EMI/Caroline. Mr. Oppenheimer has represented numerous artists signed to several major music publishers including Warner/Chappell, Madonna's Maverick Music, EMI Music, Polygram Music, Sony Music. He has marketed European acts in the U.S. and American acts abroad with emphasis on France, Germany, Benelux, Russia, and the Ukrainian Republic. He recently served as a music coordinator for the Sony Pictures feature film, "Devil's Own," starring Harrison Ford and Brad Pitt. Mr. Oppenheimer is no longer an executive officer of the Company.

         Stanley S. Canter has served as one of our directors since 1999. Mr. Canter is a veteran Hollywood producer of feature films, and former vice resident of the Union Bank in Beverly Hills, California. He is a graduate of UCLA with a Master's degree in History and International Relations. Mr. Canter is a member of our audit committee.

         Junichi Watanabe has served as one of our directors since 1999. Mr. Watanabe, an executive with extensive international business experience, has worked in the United Arab Emirates, Japan, Kuwait, Canada and other countries. Mr. Watanabe is a graduate of Keio University, Tokyo, Japan with a degree in economics. Mr. Watanabe is a member of our audit and compensation committees.

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

         COMMITTEES OF THE BOARD OF DIRECTORS

         Our compensation committee consists of Junichi Watanabe, Jonathan Braun and Stanley Canter, and our audit committee consists of our outside directors, Stanley Canter and Junichi Watanabe. The compensation committee reviews our compensation policies and administers our stock option plans. The audit committee reviews the scope of our audit, the engagement of our independent auditors and their audit reports.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation that we paid during the year ended December 31, 2000 to our Chief Executive Officer and to each of our other executive officers who earned in excess of $100,000 during that year.

                                                    SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION              LONG-TERM COMPENSATION AWARDS        PAYOUTS

                                                            OTHER                   SECURITIES
                                                           ANNUAL      RESTRICTED   UNDERLYING                ALL OTHER
NAME AND PRINCIPAL        FISCAL                           COMPEN-       STOCK       OPTIONS/       LTIP       COMPEN-
   POSITION                YEAR     SALARY     BONUS       SATION        AWARDS        SARS        PAYOUTS     SATION
------------------        ------    ------     -----       ------      ----------   ----------     -------    ---------
Jonathan Braun             2000    $183,150
  Chief Executive          1999    $156,900      --          --              --           --           --         --
  Officer

Graham Cannon (1)          2000    $116,726      --          --              --       170,000          --         --
  President                1999    $ 78,669      --          --              --       200,000          --         --

Marc D. Leve (1)           2000    $115,871      --          --              --       100,000          --         --
  Vice-President--         1999    $ 69,231      --          --              --            --          --         --
  Legal Affairs,
  Secretary and Director


(1) During fiscal year ended December 31, 2000, many of our executive officers ceased working for us, including our former President and Chief Operating Officer, Mr. Graham Cannon, our Senior Vice President -- Entertainment, Mr. Dennis Oppenheimer, our Treasurer and Principal Financial and Accounting Officer, Mr. Harold I. Berliner, our Senior Vice President -- International Operations and Director, Mr. Bruno Finel, and our Vice President -- Legal Affairs, General Counsel, Secretary and Director, Mr. Marc D. Leve. As of December 31, 2000, our employees had decreased in number from approximately 30 to 6.

         STOCK OPTIONS

         No options to acquire shares of our common stock were granted to any of our named executive officers during the year ended December 31, 2000 nor do any such persons currently hold any options to acquire shares of our common stock.

----------------------------------------------------------------------------------------------------------------------
                                                  INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------
                                                             PERCENT OF TOTAL
                                        NUMBER OF              OPTIONS/SARS
                                        SECURITIES              GRANTED TO
                                        UNDERLYING             EMPLOYEES IN         EXERCISE OR
                                        OPTION/SARs             YEAR ENDED           BASE PRICE        EXPIRATION
              NAME                       GRANTED             DECEMBER 31, 2000       PER SHARE            DATE
---------------------------------- ----------------------- --------------------- ------------------ ------------------
Jonathan Braun                                 --                    --                    --                  --
---------------------------------- ----------------------- --------------------- ------------------ ------------------
Graham Cannon                              20,000                  1.2%                 $6.00         July 6, 2005
                                           75,000                  4.3%                 $3.00         October 12, 2005
                                           75,000                  4.3%                 $2.00         October 12, 2005
---------------------------------- ----------------------- --------------------- ------------------ ------------------
Marc D. Leve                              100,000                  5.8%                 $6.00         July 6, 2005
---------------------------------- ----------------------- --------------------- ------------------ ------------------


                        AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE TABLE

--------------------------- ----------------- ---------------- ----------------------------------- -------------------
                                                                NUMBER OF SECURITIES UNDERLYING         VALUE OF
                                                                  UNEXERCISED OPTIONS/SARS AT         UNEXERCISED
                                                                       DECEMBER 31, 2000              IN-THE-MONEY
                             SHARES ACQUIRED                   -----------------------------------  OPTIONS/SARS AT
           NAME                ON EXERCISE     VALUE REALIZED     EXERCISABLE      UNEXERCISABLE    DECEMBER 31, 2000
--------------------------- ----------------- ---------------- ----------------- ----------------- -------------------
Jonathan Braun                     --                 --                --                --                --
--------------------------- ----------------- ---------------- ----------------- ----------------- -------------------
Graham Cannon                      --                 --           188,000            182,000              None
--------------------------- ----------------- ---------------- ----------------- ----------------- -------------------
Marc D. Leve                       --                 --            33,334             66,666              None
--------------------------- ----------------- ---------------- ----------------- ----------------- -------------------


         EMPLOYMENT ARRANGEMENTS

         Jonathan Braun entered into a five-year agreement with us, effective commencing January 1, 1999, that sets forth the terms of his employment. Under the terms of the agreement, Mr. Braun's annual base salary shall be $150,000, with annual increases at a rate of not less than 10%. Mr. Braun will also receive a one-time bonus of $25,000 if and when we first achieve profitability. The agreement requires Mr. Braun to devote substantially his full-time business efforts to our affairs. The agreement also provides for the payment of severance to Mr. Braun in the event of our terminating his employment other than for "cause." The severance will be an aggregate lump sum equal to one year of Mr. Braun's minimum base salary at the date of termination, augmented by a like amount for each year of prior employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of outstanding shares of our common stock as of March 31, 2001 by:

         o each person or group (i.e, two or more persons acting as a partnership, limited partnership, syndicate or other group for the purpose of acquiring, holding, or disposing of our common stock) that is known by us to beneficially own five percent or more of our common stock,

         o each of our directors, nominated directors and named executive officers, and

         o        all of our directors and executive officers as a group.


        NAME AND ADDRESS                NUMBER OF SHARES            PERCENT
              OF                          BENEFICIALLY            BENEFICIALLY
       BENEFICIAL OWNER                    OWNED (1)                  OWNED(2)
       ----------------                 ----------------          ------------
Amro International, S.A.                    1,980,000(3)               15.3%

Roseworth Group Ltd.                        1,020,000(4)                8.2%

RaeBrook Group Ltd.                         1,500,000(5)               12.1%

Advanced Multimedia Group                     805,263(6)                6.4%

David Badner                                1,900,000(7)               15.2%

DIRECTORS AND NAMED
EXECUTIVE OFFICERS:

I. William Lane                             2,595,750                  22.7%
80 Woodland Road, Apt. 4
Short Hills, NJ 07078

Jonathan Braun                              3,000,000                  26.0%
24 Holly Hill Lane
Katonah, NY 10536

Bruno Finel                                   600,000(8)                5.0%
5, rue du Boccador
Paris 75008 France

Albert T. Primo                               850,000(9)                6.3%
182 Sound Beach Avenue
Old Greenwich, CT 06870

Graham Cannon                                 188,000(10)                *

Marc D. Leve                                  233,334(11)                *

Stanley S. Canter                                  --                    --
10550 Wilshire Blvd. Suite 905
Los Angeles, CA 90024

Junichi Watanabe                               30,833(12)                *
4F-C Azabu Maxim Building 2-13-5
Azabujuban, Manto-ku
Tokyo 106-0045, Japan

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A
GROUP (4 PERSONS)(13)                       5,626,583(12)              47.2%

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

(2) Percentage calculated based upon 11,906,196 shares of our common stock outstanding.

(3)   Includes 990,000 shares underlying warrants.

(4)   Includes 510,000 shares underlying warrants.

(5)   Includes 1,000,000 shares underlying warrants.

(6)   Includes 600,000 shares underlying warrants.

(7) Mr. Badner was our Executive Vice President, Chief Operating Officer and one of our directors from June 2000 to September 2000. Mr. Badner is a principal of RaeBrook Group Ltd. Includes 1,500,000 shares beneficially owned by RaeBrook Group Ltd.

(8) Mr. Finel resigned as our Senior Vice President -- International Operations and one of our directors.

(9)   Mr. Primo resigned as our Vice Chairman and one of our directors.

(10)  Reflects 188,000 shares underlying options.

(11)  Includes 33,334 shares underlying options.

(12)  Includes 3,333 shares underlying options granted to Mr. Watanabe.

(13) Excludes Mr. Finel, Mr. Primo, Mr. Badner, Mr. Cannon and Mr. Leve, who are no longer executive officers or directors of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         DOMAIN NAME LICENSE AGREEMENTS

         The Center of Contemporary Diplomacy, Inc. is a New York not-for-profit, tax-exempt organization formed in 1997 for the purpose of promoting and preserving world peace through public awareness and understanding of diplomacy in international relations. The Center was founded by I. William Lane, our Chairman, and Jonathan Braun, our Chief Executive Officer, Principal Financial and Accounting Officer and Director. Dr. Lane is currently serving as the Center's chairman and Mr. Braun is the Center's president.

         On January 1, 1999, we entered into exclusive license agreements with the Center and Mr. Braun, personally. Each of the agreements has substantially similar terms. The agreements afford us a 25-year exclusive license for unlimited use of (i) 95 different Internet Web site addresses (domain names) owned by the Center and (ii) 36 different addresses owned by Mr. Braun, including the name of our corporate home page, medium4.com. These 135 names constitute less than 10% of the approximately 1,500 domain names that we currently use or plans to use.

         Each of our exclusive licenses include the right to sublicense the use of the licensed Internet names to others. These agreements require us to pay the Center or Mr. Braun, as the case may be, an annual license fee of $600 per address for each of the first five years of the 25-year term, increasing by 5% each year thereafter through the 13th year, by 7% each year thereafter through the 21st year, by 10% each year through the 24th year and at a rate of $2,500 per address for the final year. These fees are payable irrespective of whether or not we use any or all of such addresses. As of December 31, 2000, we were delinquent in these payments to the extent of approximately $60,000.

         The annual payment by us to the Center was initially $57,000, increasing to $237,500 for the final year. Our annual payment to Mr. Braun was initially $21,600, increasing to $90,000 for the final year. In addition, we are obligated to pay an annual maintenance fee for the addresses, currently $35 per address, to a domain name registration service for each of the 25-year terms of these agreements. We are also obligated to indemnify the Center and Mr. Braun against any and all claims asserted against either of them relating to our use of the addresses. In addition, our agreement with the Center requires us to provide office space, on our premises, to the Center for three years for up to four employees of the Center.

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

         The Center and Mr. Braun have agreed that for the term of our licenses, they will not register any further addresses containing the letters "TV" or stating or implying streaming or any other similar aspect of our business. Moreover, should they license any further addresses to us for our exclusive use, our license fee shall be equal to the initial registration fee paid by the licensor for its rights to use such addresses. Although we believe that the terms of the respective licensing arrangements are no less favorable to us than those we could have negotiated with persons having no relation to us, these arrangements should be viewed by investors as being non-arms-length in their nature.

         INVESTMENT IN AFFILIATE

We have a 10% ownership interest in our Japanese affiliate, foreignTVJapan, Inc., a Japanese entity that is involved in our affiliates program. In July 2000, we entered into an agreement with foreignTVJapan, Inc., amending our affiliate program in Japan. Under the amended agreement, foreignTVJapan, Inc. agreed to double the affiliate license fees payable under the original agreement and to pay a $300,000 lump sum on account of this increase. Junichi Watanabe, one of our directors, has the right to attend the meetings of the board of directors of foreignTVJapan, Inc. We do not exercise significant influence over the operating or financial policies of this entity.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report or amendment thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2001
                                          MEDIUM4.COM, INC.



                                          By: /s/ Jonathan Braun
                                              ----------------------------
                                              Jonathan Braun
                                              Chief Executive Officer