Form 10-Q
period 2001-03-31
MEDIUM4 COM INC
filed 2001-05-21
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDING MARCH 31, 2001

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15863

                                Medium4.com, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 13-4037641
             --------                                 ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

           1220 Collins Avenue, Suite 100, Miami Beach, Florida 33139
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (305) 538-0955
                                  -------------
              (Registrant's telephone number, including area code)

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

The number of shares of Common Stock, par value $ .01 per share, outstanding as of May 18, 2001, is 12,562,196 shares.

                                Medium4.com, Inc.
                                -----------------

                               INDEX TO FORM 10-Q

                               March 31, 2001


PART I.  Financial Information

Item 1.                       Financial Statements  (unaudited):

                              Consolidated Balance Sheet
                              March 31, 2001

                              Consolidated Statements of Operations
                              Three months ended September 30, 2001
                              and 2000

                              Consolidated Statements of Cash Flows
                              three months ended March 31, 2001

                              Notes to Consolidated Financial Statements
                              (unaudited)

                              Management's Discussion and Analysis of
                              Financial Condition and Results of Operations

PART II.  Other Information

Item 2.                       Changes in Securities and Use of Proceeds


SIGNATURES

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET


                                                                   March 31,      December 31,
                                                                     2001             2000
                                                                 ------------    -------------
                                                                  (unaudited)      (audited)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $     24,927    $     50,462
  Marketable securities                                                   220             220
  Other current assets                                                262,802          14,137
                                                                 ------------    ------------
    Total Current Assets                                              287,949          64,819

INVESTMENT IN AFFILIATE                                               159,000         159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                             581,933         686,582

SOFTWARE, NET                                                         772,736         890,967

OTHER ASSETS                                                          189,849         330,659
                                                                 ------------    ------------
                                                                 $  1,991,467    $  2,132,027
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $    411,159    $    514,639
  Accrued expenses                                                    353,498         353,498
                                                                 ------------    ------------
    Total Current Liabilities                                         764,657         868,137

LONG-TERM LIABILITIES:
  Loan payable - officer                                              212,443          50,000
  Loan payable                                                        100,000            --
  Deferred revenue                                                    734,000         785,000
                                                                 ------------    ------------
    Total Long-Term Liabilities                                     1,046,443         835,000

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value 5,000 shares authorized
    issued and outstanding -0- shares                                    --              --
  Common stock, $.01 par value; 30,000,000 shares authorized,
    12,562,196 and 12,266,196 issued and outstanding,
    respectively                                                      125,622         122,662
  Paid in capital                                                  15,069,183      14,998,143
  Deficit accumulated during development stage                    (13,978,248)    (13,291,247)
  Unearned compensation expense                                    (1,036,190)     (1,400,668)
                                                                 ------------    ------------
    Total Stockholder's Equity                                        180,367         428,890
                                                                 ------------    ------------
                                                                 $  1,991,467    $  2,132,027
                                                                 ============    ============

                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months    Three Months
                                                   Ended           Ended
                                              March 31, 2001  March 31, 2000
                                              --------------  ----------------
                                                (unaudited)     (unaudited)
REVENUE                                        $    195,031    $     66,911

COST OF SALES                                         9,500            --
                                               ------------    ------------

GROSS PROFIT                                        185,531            --

EXPENSES:
  Production                                         24,699         189,839
  Selling, general and administrative expenses      848,723       1,826,893
                                               ------------    ------------
    Total expenses                                  873,422       2,016,732
                                               ------------    ------------
LOSS FROM OPERATIONS                               (687,891)     (1,949,821)

OTHER INCOME (LOSS):
  Interest income                                       390          48,963
  Loss on marketable securities                        --           (21,330)
  Other income                                          500
                                               ------------    ------------
    Total other income                                  890          27,633
                                               ------------    ------------
LOSS BEFORE TAXES                                  (687,001)     (1,922,188)

INCOME TAX EXPENSE                                     --              --
                                               ------------    ------------
NET LOSS                                       $   (687,001)   $ (1,922,188)
                                               ============    ============


Other comprehensive income, net of tax:
  Foreign currency translation adjustments             --             1,111

Comprehensive Income                           $   (687,001)   $ (1,921,077)
                                               ============    ============


Weighted average shares of common stock
  outstanding                                    12,398,196      10,216,624

    Net loss per share                         $      (0.06)   $      (0.19)
                                               ============    ============

                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                       Three Months    Three Months
                                                           Ended           Ended
                                                      March 31, 2001  March 31, 2000
                                                      --------------  --------------
                                                        (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $  (687,001)   $(1,922,188)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                            104,649         90,607
    Amortization                                            118,231         44,322
    Accounts receivable                                        --          (48,700)
    Other current assets                                   (248,665)       242,388
    Accounts payable                                       (103,480)        72,100
    Accrued expenses                                           --         (108,713)
    Deferred revenue                                        (51,000)          --
                                                        -----------    -----------
NET CASH USED BY OPERATIONS                                (867,266)    (1,630,184)
                                                        -----------    -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Increase in other assets                                140,810        (19,336)
    Purchases of capital expenditures                          --         (536,465)
    Increase in marketable securities                          --        1,819,208
                                                        -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                       140,810      1,263,407
                                                        -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Loan payable - officer                                  162,443           --
    Loan payable                                            100,000
    Sale of common stock                                      2,960        642,500
    Paid-in capital                                          71,040           --
    Unearned compensation expense                           364,478        303,031
    Accumulated other comprehensive income                     --            1,111
                                                        -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   700,921        946,642
                                                        -----------    -----------
NET INCREASE IN CASH                                        (25,535)       579,865

CASH, beginning of the period                                50,462        103,364
                                                        -----------    -----------

CASH, end of the period                                 $    24,927    $   683,229
                                                        ===========    ===========


Supplemental disclosures of cash flow information:

    Taxes paid                                          $      --      $    10,850

                 See notes to consolidated financial statements

                               MEDIUM 4. COM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Medium 4. Com Inc. (the "Company") has been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2001 and 2000 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended December 31, 2000.

2. GOING CONCERN:

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $13.9 million.

3.  EQUITY TRANSACTIONS.

a. In January and February 2001, the Company sold 296,000 shares of common stock to a director and their relatives for $.25 per share or $74,000.

b. In April 2001, the Company sold 2,000,000 shares of common stock for $.15 per share, pursuant to the subscription document. The proceeds of $300,000 were received in April.

4. ADVANCES

a. A principal officer to the Company has advanced $162,443 to the Company during the period January 1, 2001 to March 31, 2001. Such advances bear interest at 6% per annum.

b. An unrelated party advanced the Company $100,000 at the end of March 2001. Such monies were repaid in April 2001 from the proceeds of the stock sales.

5. DEFERRED REVENUES

The Company has received an additional $34,000 as a payment on the sale of certain rights related to its proprietary technology. Such monies have been recorded as deferred revenues until a definite sales agreement is signed.

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

     Remaining a going concern will require additional financing until such time as sufficient cash flows are generated from operations. Although we anticipate certain additional debt and equity financing, there can be no assurances that we will be able to obtain such financing to execute our business model. Cash available at March 31, 2001, together with cash from anticipated financing and revenues, is expected to be able to support our operations through the end of the third quarter of the year 2001. We will need to obtain substantial additional financing in order to continue, expand our operations and to sustain our cash flow. We do not know if additional financing, in excess of what is currently anticipated, will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

      We sustained a net loss of $687,001 for the three months ended March 31, 2001 on revenues of $195,031 derived from licensing fees and advertising fees. Our net loss for the three months ended March 31, 2000 was approximately
$1.92 million on revenues of $66,911, derived from advertising and the production of infomercials.

     Production costs for the development of our original content for the three months ended March 31, 2001 were $24,699 as compared to $189,839 for the comparable period in 2000. This amount includes the cost of

(i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content.

      Our selling, general and administrative expenses were $848,723 for the three months ended March 31, 2001, consisting primarily of personnel costs of $53,659, depreciation of $104,649, amortization of equity based compensation of $364,478 and amortization of software of $118,231. Sales and marketing costs, general and administrative costs, Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance. Our selling, general and administrative expenses were $1,826,893 for the three months ended March 31, 2000.


     LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed our operations primarily through sales of our common stock and warrants in our initial public offering and from several private placements. Net proceeds from these sales have totaled approximately $10.7 million, with $8.8 million raised in the initial public offering and the balance in private placements.

      For the three months ended March 31, 2001, we used approximately $(867,266) of our net cash in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by common stock and options issued for services, increases in accounts payable and deferred revenue, and depreciation, amortization and unearned compensation expenses. For the three months ended March 31, 2001, net cash provided by investing activities was $700,921.

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

      We believe that our success will depend largely on our ability to become a leading source for continuously streaming media entertainment niche programming on the Internet. During the three months ended March 31, 2001, we continued to invest in and incur significant expenditures and costs to achieve this goal.

Accordingly, we intend to continue to make significant investments to acquire content and develop unique niche programming, to encourage mass downloading of our Medium4.com Player, to increase the number of viewers of our SLS channels, to attract advertisers for our SLS channels, to ensure that the technology needed to provide our content stays current and to continue to market our affiliates program and sell our PLS technology.

     At March 31, 2001, we had $24,927 in cash and cash equivalents which we believe, together with cash from anticipated financings and revenues, will support our operations throughout the end of the third quarter of 2001. We will require substantial additional financing to remain a going concern and to expand our operations. We do not know if additional financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

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

      We caution you that our business and financial performance are subject to substantial risks and uncertainties. Potential risks and uncertainties include, among others, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.

     PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

     (a)  None

     (b)  None

     (c) During the first quarter of 2001 we privately sold 296,000 shares of common stock to a director and his relatives at $0.25 per share.
     We sold these securities in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act on the basis that this transaction did not involve any public offering.

     (d) On April 13, 1999, we commenced an initial public offering of our securities, SEC file number 333-71733, resulting in net proceeds to us of $8,792,552. We have now expended all of such net proceeds upon the development of our business, including approximately $2 million for the payment of officers' salaries and consulting fees.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Medium4.com, Inc.
                                    (registrant)



Dated: May 18, 2001                 By: /s/ Jonathan Braun
                                    -------------------------------------
                                    Jonathan Braun, Chairman and
                                    Principal Executive, Financial and
                                    Accounting Officer