Form 10-Q
period 2001-06-30
MEDIUM4 COM INC
filed 2001-08-20
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDING JUNE 30, 2001

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

                               Yes /X/   No / /


The number of shares of Common Stock, par value $ .01 per share, outstanding as of August 17, 2001, is 17,392,196 shares.

                                MEDIUM4.COM, INC.
                                    CONTENTS
--------------------------------------------------------------------------------

                                                                           PAGE


UNAUDITED FINANCIAL STATEMENTS

  Balance Sheets as of June 30, 2001 and December 31, 2000                 F-2

  Statements of Operations - For the Three Months Ended
    June 30, 2001 and 2000                                                 F-3

  Statements of Operations - For the Six Months Ended
    June 30, 2001 and 2000                                                 F-4

  Statements of Cash Flows - For the Six Months Ended
    June 30, 2001 and 2000                                                 F-5

  Statements of Stockholder's Equity - For the Six Months
    Ended June 30, 2001                                                    F-6

NOTES TO FINANCIAL STATEMENTS                                              F-7

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET


                                                                         June 30,         December 31,
                                                                           2001               2000
                                                                        ------------      ------------
                                                                         (unaudited)        (audited)
                                             ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                             $     54,558      $     50,462
  Marketable securities                                                          220               220
  Other current assets                                                         3,813            14,137
                                                                        ------------      ------------
     Total Current Assets                                                     58,591            64,819

INVESTMENT IN AFFILIATE                                                      159,000           159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                    473,603           686,582

SOFTWARE, NET                                                                653,913           890,967

OTHER ASSETS                                                                 331,599           330,659
                                                                        ------------      ------------
                                                                        $  1,676,705      $  2,132,027
                                                                        ============      ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $    410,159      $    514,639
  Accrued expenses                                                           353,498           353,498
                                                                        ------------      ------------
     Total Current Liabilities                                               763,657           868,137

LONG-TERM LIABILITIES:
  Loan payable - officer                                                     256,343            50,000
  Loan payable - related party                                               100,000                --
  Deferred revenue                                                           649,000           785,000
                                                                        ------------      ------------
     Total Long-Term Liabilities                                           1,005,343           835,000

STOCKHOLDERS' EQUITY
  Preferred stock $.01 par value 5,000 shares authorized
     issued and outstanding -0- shares                                            --                --
  Common stock, $.01 par value; 30,000,000 shares authorized,
     17,392,196 and 12,266,196 issued and outstanding, respectively          173,922           122,662
Paid in capital                                                           15,765,383        14,998,143
Deficit accumulated during development stage                             (15,359,888)      (13,291,247)
Unearned compensation expense                                               (671,712)       (1,400,668)
                                                                        ------------      ------------
     Total Stockholder's Equity                                              (92,295)          428,890
                                                                        ------------      ------------
                                                                        $  1,676,705      $  2,132,027
                                                                        ============      ============


                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months      Three Months
                                                       Ended            Ended
                                                   June 30, 2001     June 30, 2000
                                                   -------------     -------------
                                                    (unaudited)       (unaudited)

REVENUE                                            $     85,000      $    135,498

COST OF SALES                                                --                --
                                                   ------------      ------------

GROSS PROFIT                                             85,000                --

EXPENSES:
  Production                                             40,721           172,695
  Selling, general and administrative expenses        1,431,584         1,846,089
                                                   ------------      ------------
     Total expenses                                   1,472,304         2,018,784
                                                   ------------      ------------
LOSS FROM OPERATIONS                                 (1,387,304)       (1,883,286)

OTHER INCOME (LOSS):
  Interest income                                            --            22,035
  Loss on marketable securities                              --            (3,692)
  Other income                                            5,664                --
                                                   ------------      ------------
     Total other income                                   5,664            18,342
                                                   ------------      ------------

LOSS BEFORE TAXES                                    (1,381,640)       (1,864,944)

INCOME TAX EXPENSE                                           --                --
                                                   ------------      ------------

NET LOSS                                           $ (1,381,640)     $ (1,864,944)
                                                   ============      ============

Other comprehensive income, net of tax:
  Foreign currency translation adjustments                   --                --

Comprehensive Income                               $ (1,381,640)     $ (1,864,944)
                                                   ============      ============

Weighted average shares of common stock
outstanding                                          15,584,696        10,381,196

  Net loss per share                               $      (0.09)     $      (0.18)
                                                   ============      ============

                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Six Months       Six Months
                                                     Ended            Ended
                                                 June 30, 2001     June 30, 2000
                                                 -------------     -------------
                                                  (unaudited)       (unaudited)

REVENUE                                          $    280,031      $    202,409

COST OF SALES                                           9,500                --
                                                 ------------      ------------

GROSS PROFIT                                          270,531                --

EXPENSES:
  Production                                           65,420           318,212
  Selling, general and administrative expenses      2,280,307         3,717,304
                                                 ------------      ------------
     Total expenses                                 2,345,726         4,035,516
                                                 ------------      ------------
LOSS FROM OPERATIONS                               (2,075,195)       (3,833,107)

OTHER INCOME (LOSS):
  Interest income                                         390            70,997
  Loss on marketable securities                            --           (25,022)
  Other income                                          6,164                --
                                                 ------------      ------------
     Total other income                                 6,554            45,975
                                                 ------------      ------------

LOSS BEFORE TAXES                                  (2,068,641)       (3,787,132)

INCOME TAX EXPENSE                                         --                --
                                                 ------------      ------------

NET LOSS                                         $ (2,068,641)     $ (3,787,132)
                                                 ============      ============


Other comprehensive income, net of tax:
  Foreign currency translation adjustments                 --                --

Comprehensive Income                             $ (2,068,641)     $ (3,787,132)
                                                 ============      ============


Weighted average shares of common stock
outstanding                                        14,195,625        10,294,298

  Net loss per share                             $      (0.15)     $      (0.37)
                                                 ============      ============

                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Six Months       Six Months
                                                               Ended            Ended
                                                           June 30, 2001    June 30, 2000
                                                           -------------    -------------
                                                            (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(2,068,641)     $(3,787,132)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                               213,571          190,816
     Amortization                                               236,462          128,620
     Accounts receivable                                             --          (68,700)
     Subscription receivable                                         --         (427,450)
     Other current assets                                        10,324           71,412
     Accounts payable                                          (104,480)         196,202
     Accrued expenses                                                --          (89,809)
     Deferred revenue                                          (136,000)         475,000
                                                            -----------      -----------

NET CASH USED BY OPERATIONS                                  (1,848,763)      (3,311,041)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Increase in other assets                                      (940)        (162,720)
     Purchases of capital expenditures                               --       (1,109,688)
     Increase in marketable securities                               --        2,847,249
                                                            -----------      -----------

NET CASH USED BY INVESTING ACTIVITIES                              (940)       1,574,841
                                                            -----------      -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
     Loan payable                                               306,343               --
     Sale of common stock                                        51,260        1,156,450
     Paid-in capital                                            767,240               --
     Unearned compensation expense                              728,956          606,061
     Accumulated other comprehensive income                          --            1,111
                                                            -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,853,799        1,763,622
                                                            -----------      -----------

NET INCREASE IN CASH                                              4,096           27,422

CASH, beginning of the period                                    50,462          103,364
                                                            -----------      -----------

CASH, end of the period                                     $    54,558      $   130,786
                                                            ===========      ===========


Supplemental disclosures of cash flow information:

     Taxes paid                                             $        --      $    10,850

                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY


                                                                                              Accumulated
                                                                                                 Other
                                                Common Stock          Additional                Compre-  Unearned         Total
                                         --------------------------    Paid in     Accumulated  hensive Compensation   Stockholders
                                            Shares        Amount       Capital       Deficit     Income   Expense        Equity
                                         ------------  ------------  ------------  ------------ ------- ------------   ------------

Balance as of December 31, 2000            12,266,196  $    122,662  $ 14,998,143  $(13,291,247)  $ --  $ (1,400,668)  $    428,890

Sale of common stock                        2,696,000        26,960       427,040            --     --            --        454,000

Common Stock issued for services            2,430,000        24,300       340,200            --     --            --        364,500

Unearned Compensation
      expense                                      --            --            --            --     --       728,956        728,956

Net loss                                           --            --            --    (2,068,641)    --            --     (2,068,641)
                                         ------------  ------------  ------------  ------------   ----  ------------   ------------

Balance as of June 30, 2001 (Unaudited)    17,392,196  $    173,922  $ 15,765,383  $(15,359,888)  $ --  $   (671,712)  $    (92,295)
                                         ============  ============  ============  ============   ====  ============   ============

                 See notes to consolidated financial statements

                               MEDIUM 4. COM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Medium 4. Com Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended June 30, 2001 and 2000 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10-KSB) filed with the Securities and Exchange Commission for the year ended December 31, 2000.

2. GOING CONCERN:

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $15.2 million.

3.  EQUITY TRANSACTIONS.

a. In January and February 2001, the Company sold 296,000 shares of common stock to a director and their relatives for $.25 per share or $74,000.

b. In April 2001, the Company sold 2,430,000 shares of common stock for services rendered at $.15 per share.

c. In May 2001, the Company sold 2,000,000 shares of common stock for $.15 per share, and 400,000 shares at $.20 per share, respectively.

4. ADVANCES

a. A principal officer to the Company has advanced $162,443 to the Company during the period January 1, 2001 to March 31, 2001. Such advances bear interest at 6% per annum.

b. An unrelated party advanced the Company $100,000 at the end of March 2001.

5. DEFERRED REVENUES

The Company has received an additional $34,000 as a payment on the sale of certain rights related to certain rights related to its proprietary technology. Such monies have been recorded as deferred revenues until a definite sales agreement is signed.

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

     We have recently refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called simulated Live Stream, or SLS.
We have launched and operated several SLS channels under the Medium4TV network brand name, and have concentrated our energies on testing viewer acceptance of these channels and developing customized software solutions for their presentation and distribution. We plan to introduce a new version of our network, tentatively titled Medium4TV 2.0, before the end of September 2001.

     As part of our continued cost-cutting program, we have reduced the number of our full-time employees to three, and have augmented their efforts with services provided by part-time employees and consultants.

     In view of the rapidly evolving nature of our business and our limited operating history, we believe that a description of our revenues and operating results is not necessarily meaningful and should not be relied upon as indications of future performance. Our current business plan assumes that we will not derive any significant revenues from advertising or other activities during the balance of 2001, or even later. Our business plan further assumes that, subject to cash flow availability, we will continue to invest in and disburse substantial funds to continue current operations and to develop our single network of special interest, continuously streaming broadband entertainment channels, for which purpose we will require additional capital investments.

     Remaining a going concern will require additional financing until such time as sufficient cash flows are generated from operations. Although we anticipate certain additional debt and equity financing, there can be no assurances that we will be able to obtain such financing to execute our business model. Cash available at June 30, 2001, together with cash from anticipated financing and revenues, is expected to be able to support our operations through the end of the fourth quarter of 2001. We will need to obtain substantial additional financing in order to continue, expand our operations and to sustain our cash flow. We do not know if additional financing, in excess of what is currently anticipated, will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

     RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

      We sustained a net loss of $2,068,641 for the six months ended June 30, 2001 on revenues of $280,031 derived from licensing fees and advertising fees. Our net loss for the six months ended June 30, 2000 was approximately $3.79 million on revenues of $202,409, derived from advertising and the production of infomercials.

     Production costs for the development of our original content for the six months ended June 30, 2001 were $65,000 as compared to $318,212 for the comparable period in 2000. This amount includes the cost of (i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content.

      Our selling, general and administrative expenses were $2,280,307 for the six months ended June 30, 2001, consisting primarily of personnel costs, depreciation, amortization of equity based compensation, amortization of software, sales and marketing costs, general and administrative costs, Internet domain and Web service costs, and miscellaneous expenses. Our selling, general and administrative expenses were $3,717,304 for the six months ended June 30, 2000.

     LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed our operations primarily through sales of our common stock and warrants in our initial public offering and from several private placements. Net proceeds from these sales have totaled approximately $10.7 million, with $8.8 million raised in the initial public offering and the balance in private placements.

      For the six months ended June 30, 2001, we used approximately $(1,848,763) of our net cash in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by common stock and options issued for services, increases in accounts payable and deferred revenue, and depreciation, amortization and unearned compensation expenses. For the six months ended June 30, 2001, net cash provided by investing activities was $1,853,799.

     At June 30, 2001, we had $54,558 in cash and cash equivalents which we believe, together with cash from anticipated financings and revenues, will support our operations throughout the end of the fourth quarter of 2001. We will require substantial additional financing to remain a going concern and to expand our operations. We do not know if additional financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

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

FORWARD-LOOKING STATEMENTS

      Management's Discussion and Analysis above contains certain forward-looking statements and information relating to us and to our present and future business operations within the meaning of Federal securities law. We have identified these statements by using forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "predict," "contemplate," "continue," "believe," "intend," the negative of the foregoing words, or other similar words. These words, however, are not the exclusive means by which you can identify these statements. You can also identify forward-looking statements because they discuss future expectations, contain projections of results of operations or of financial conditions, characterize future events or circumstances or state other forward-looking information.

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

     PART II.  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

     (a)  None

     (b)  None

     (c) During the second quarter of 2001 we privately sold an aggregate of 4,830,000 shares of common stock to unaffiliated private investors for aggregate cash consideration of $380,000 and for services having an aggregate value of $364,500, respectively. We sold these securities in reliance upon the exemption from registration under the Securities Act of 1933 provided by Section 4(2) of the Act on the basis that these transaction did not involve public offerings.

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

                                    Medium4.com, Inc.
                                    (registrant)


Dated: August 17, 2001              By: /s/ Jonathan Braun
                                    -------------------------------------
                                    Jonathan Braun, Chairman and
                                    Principal Executive, Financial and
                                    Accounting Officer