Form 10-Q
period 2001-09-30
MEDIUM4 COM INC
filed 2001-11-19
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 2001.

                                       OR

     /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

         For the transition period from     to

                         Commission File Number: 1-15863

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

                                 (305) 538-0955
              (Registrant's telephone number, including area code)

(Former name, form address and former fiscal year, if changed since last report)


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/

         As of November 15, 2001, there were 18,392,196 shares of the Registrant's Common Stock outstanding.

                                    CONTENTS

---------------------------------------------------------------------------

                                                                       PAGE
                                                                       ----

UNAUDITED FINANCIAL STATEMENTS

  Balance Sheets as of September 30, 2001 and December 31, 2000         F-2

  Statements of Operations -
     For the Three Months Ended September 30, 2001 and 2000             F-3

  Statements of Operations -
     For the Nine Months Ended September 30, 2001 and 2000              F-4

  Statements of Cash Flows -
     For the Nine Months Ended September 30, 2001 and 2000              F-5

  Statement of Stockholder's Equity -
     For the Nine Months Ended September 30, 2001                       F-6


  NOTES TO FINANCIAL STATEMENTS                                         F-7

                         PART 1 - FINANCIAL INFORMATION

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

ITEM 1.  FINANCIAL INFORMATION


                                                                     September 30,   December 31,
                                                                          2001           2000
                                                                     -------------   ------------
                                                                      (unaudited)      (audited)
                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $         --    $     50,462
  Marketable securities - available for sale                                  220             220
  Other current assets                                                      3,812          14,137
                                                                     ------------    ------------
      Total Current Assets                                                  4,032          64,819

INVESTMENT IN AFFILIATE                                                   159,000         159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET                                 395,306         686,582

SOFTWARE, NET                                                             534,498         890,967

OTHER ASSETS                                                              104,649         330,659
                                                                     ------------    ------------
                                                                     $  1,197,486    $  2,132,027
                                                                     ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                   $    402,452    $    514,639
  Accrued expenses                                                      1,101,798         353,498
                                                                     ------------    ------------
      Total Current Liabilities                                         1,504,249         868,137

LONG-TERM LIABILITIES:
  Security deposit payable                                                    700              --
  Loan payable - officer and director                                     334,649              --
  Loan payable - related party                                             50,000          50,000
  Loan payable - unrelated party                                          100,000              --
  Deferred revenue                                                        309,000         785,000
                                                                     ------------    ------------
      Total Long-Term Liabilities                                         794,349         835,000

STOCKHOLDERS' DEFICIT
  Preferred stock $.01 par value 5,000 shares authorized
    issued and outstanding  -0- shares                                         --              --
  Common stock, $.01 par value; 30,000,000 shares authorized,
    18,392,196 and 12,266,196 issued and outstanding, respectively        183,922         122,662
  Paid in capital                                                      16,257,883      14,998,143
  Deficit accumulated during development stage                        (17,235,683)    (13,291,247)
  Unearned compensation expense                                          (307,235)     (1,400,668)
                                                                     ------------    ------------
      Total Stockholder's Equity                                       (1,101,113)        428,890
                                                                     ------------    ------------
                                                                     $  1,197,486    $  2,132,027
                                                                     ============    ============


                See notes to consolidated financial statements.

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months         Three Months
                                                    Ended                Ended
                                             September 30, 2001   September 30, 2000
                                             ------------------   ------------------
                                                (unaudited)           (unaudited)

REVENUE                                        $    447,272           $    311,805

COST OF SALES                                       147,948                     --
                                               ------------           ------------

GROSS PROFIT                                        299,324                     --

EXPENSES:

 Production                                         (11,798)               390,867
 Depreciation and amortization                      198,042                198,750
 Equity based compensation expense                1,616,977                303,031
 Selling, general and administrative expenses       371,899              1,392,683
                                               ------------           ------------
   Total expenses                                 2,175,119              2,285,331
                                               ------------           ------------
LOSS FROM OPERATIONS                             (1,875,795)            (1,973,526)

OTHER INCOME (LOSS):
 Interest income                                         --                 12,237
 Loss on marketable securities                           --                   (291)
                                               ------------           ------------
   Total other income                                    --                 11,946
                                               ------------           ------------

LOSS BEFORE TAXES                                (1,875,795)            (1,961,580)

INCOME TAX EXPENSE                                       --                  5,997
                                               ------------           ------------

NET LOSS                                       $ (1,875,795)          $ (1,955,583)
                                               ============           ============


Other comprehensive income, net of tax:

 Foreign currency translation adjustments                --                     --

Comprehensive Income                           $ (1,875,795)          $ (1,955,583)
                                               ============           ============


Weighted average shares of common stock
outstanding                                      17,892,196             10,486,196

 Net loss per share                            $      (0.10)          $      (0.19)
                                               ============           ============


                See notes to consolidated financial statements.

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Nine Months     Nine Months
                                                   Ended           Ended
                                           September 30, 2001 September 30, 2000
                                               -------------   -------------
                                                (unaudited)     (unaudited)

REVENUE                                        $    727,303    $    514,214

COST OF SALES                                       157,448              --
                                               ------------    ------------

GROSS PROFIT                                        569,855              --

EXPENSES:
  Production                                         53,622         619,079
  Depreciation and amortization                     648,075         518,186
  Equity based compensation expense               2,710,433         909,092
  Selling, general and administrative expenses    1,108,716       4,275,758
                                               ------------    ------------
    Total expenses                                4,520,845       6,322,115
                                               ------------    ------------
LOSS FROM OPERATIONS                             (3,950,990)     (5,807,901)

OTHER INCOME (LOSS):
  Interest income                                       390          83,234
  Loss on marketable securities                          --         (25,313)
  Other income                                        6,164              --
                                               ------------    ------------
    Total other income                                6,554          57,921
                                               ------------    ------------

LOSS BEFORE TAXES                                (3,944,436)     (5,749,980)

INCOME TAX EXPENSE                                       --              --
                                               ------------    ------------

NET LOSS                                       $ (3,944,436)   $ (5,749,980)
                                               ============    ============


Other comprehensive income, net of tax:

  Foreign currency translation adjustments               --           5,997

Comprehensive Income                           $ (3,944,436)   $ (5,743,983)
                                               ============    ============


Weighted average shares of common stock
outstanding                                      15,354,596      10,351,867

  Net loss per share                           $      (0.26)   $      (0.55)
                                               ============    ============


                See notes to consolidated financial statements.

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Nine Months          Nine Months
                                                               Ended                Ended
                                                        September 30, 2001   September 30, 2000
                                                        -------------------  ------------------
                                                            (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(3,944,436)         $(5,749,980)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                            648,075              518,186
      Allowance for doubtful accounts                               --               20,000
      Stock issued for services                                867,000                   --
      Unearned compensation                                  1,093,433              909,092
      Accounts receivable                                           --              (32,105)
      Other current assets                                      10,325               87,167
      Accounts payable                                        (112,187)             364,400
      Accrued expenses                                         748,300               45,191
      Deferred revenue                                        (476,000)             450,000
                                                           -----------          -----------

NET CASH USED BY OPERATIONS                                 (1,165,491)          (3,388,049)
                                                           -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Changes in other assets                                  226,010              (19,666)
      Purchases of capital expenditures                           (330)          (1,200,304)
      Sale of marketable securities                                 --            3,885,802
                                                           -----------          -----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                      225,680            2,665,832
                                                           -----------          -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
      Security deposit payable                                     700                   --
      Loan payable                                             434,649                   --
      Proceeds from issuance of common stock                   454,000            1,155,382
      Accumulated other comprehensive income                        --                3,301
                                                           -----------          -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                      889,349            1,158,683
                                                           -----------          -----------

NET INCREASE (DECREASE) IN CASH                                (50,462)             436,466

CASH, beginning of the period                                   50,462              103,364
                                                           -----------          -----------

CASH, end of the period                                    $        --          $   539,830
                                                           ===========          ===========


Supplemental disclosures of cash flow information:

Taxes paid                                                 $        --          $    10,850


                See notes to consolidated financial statements.

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY



                                                        Common Stock            Additional
                                                 ---------------------------     Paid in         Accumulated
                                                    Shares          Amount       Capital           Deficit
                                                 -------------   -----------   -------------   --------------

Balance as of December 31, 2000                    12,266,196    $  122,662    $ 14,998,143    $ (13,291,247)

Sale of common stock                                2,696,000        26,960         427,040               --

Common Stock issued for services                    3,430,000        34,300         832,700

Amortization of Unearned

      Compensation expense                                 --            --              --               --

Net loss                                                   --            --              --       (3,944,436)
                                                 -------------   -----------   -------------   --------------

Balance as of September 30, 2001 (Unaudited)       18,392,196    $  183,922    $ 16,257,883    $ (17,235,683)
                                                 =============   ===========   =============   ==============


                                                     Accumulated
                                                       Other           Unearned         Total
                                                   Comprehensive     Compensation    Stockholders
                                                       Income          Expense          Equity
                                                    ------------   ---------------   -------------

Balance as of December 31, 2000                     $        --    $   (1,400,668)   $    428,890

Sale of common stock                                         --                --         454,000

Common Stock issued for services                                                          867,000

Amortization of Unearned

      Compensation expense                                   --         1,093,433       1,093,433

Net loss                                                     --                --      (3,944,436)
                                                    ------------   ---------------   -------------

Balance as of September 30, 2001 (Unaudited)        $        --    $     (307,235)   $ (1,101,113)
                                                    ============   ===============   =============



                See notes to consolidated financial statements.

                               MEDIUM4.COM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements of Medium4.Com Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2001 and 2000 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended December 31, 2000.

2.  GOING CONCERN:

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $16.7 million.

3.  EQUITY TRANSACTIONS

a. In January and February 2001, the Company sold 296,000 shares of common stock to a director and their relatives for $.25 per share or $74,000.

b. The Company issued 3,430,000 shares of common stock for services rendered at $.15 - $.50 per share during the period of January 1, 2001 to September 1, 2001. The Company recorded $867,000 of compensation expense relating to such issuance.

c. In May 2001, the Company sold 2,000,000 shares of common stock for $.15 per share, and 400,000 shares at $.20 per share, pursuant to the subscription documents.

4.  ADVANCES

a. A principal officer and a director to the Company advanced $334,649 to the Company during the period January 1, 2001 to September 30, 2001.

b.  An unrelated party advanced the Company $100,000 at the end of March 2001.

5.  DEFERRED REVENUES

                                MEDIUM4.COM INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

The Company has received an additional $34,000 as a payment on the sale of certain rights related to another network. Such monies have been recorded as deferred revenues until a definite sales agreement is signed.

6.  NEW ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

7.  SUBSEQUENT EVENTS

On October 12, 2001, the Company issued 10,000,000 shares of common stock at $.15 per share to a director of the Company for services previously rendered and to be rendered. The shares are valued at $1,500,000. Compensation expense has been accrued in the amount of $750,000 for the quarter ended September 30, 2001 relating to the earned portion of such shares issued.

On October 30, 2001, the Company sold 1,000 shares of Series A Convertible Preferred Stock to an institutional investor for $1,000,000. Each share of Series A Convertible Preferred Stock is convertible any time or from time to time into 20,000 shares of common stock, or an aggregate of 20,000,000 shares of common stock if all of the Series A Convertible Preferred Stock is converted. However, no conversion can occur unless and until such time as the holders of our common stock shall have voted upon and approved (i) the transaction by which the Series A Convertible Preferred Stock was issued and sold, as required by Rule 713 of the American Stock Exchange LLC, and (ii) an amendment to our Restated Certificate of Incorporation increasing our authorized common stock to at least 60,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         We have recently refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called simulated Live Stream, or SLS. We have launched and operated several SLS channels under the Medium4TV network brand name, and have concentrated our energies on testing viewer acceptance of these channels and developing customized software solutions for their presentation and distribution. We plan to introduce a new version of our network, tentatively titled Medium4TV 2.0, before the end of 2001.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         We sustained a net loss of $3,944,436 for the nine months ended September 30, 2001 on revenues of $727,303 derived from licensing fees and advertising fees. Our net loss for the nine months ended September 30, 2000 was approximately $5.7 million on revenues of $514,214, derived from affiliated license fees.

         Production costs for the development of our original content for the nine months ended September 30, 2001 were $53,622 as compared to $619,079 for the comparable period in 2000. This amount includes the cost of (i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content.

         Our selling, general and administrative expenses were $1,108,716 for the nine months ended September 30, 2001, consisting primarily of personnel costs, depreciation, amortization of equity based compensation, amortization of software, sales and marketing costs, general and administrative costs, Internet domain and Web service costs, and miscellaneous expenses. Our selling, general and administrative expenses were $4,275,758 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of our common stock and warrants in our initial public offering and from several private placements. Net proceeds from these sales have totaled approximately $11.2 million, with $8.8 million raised in the initial public offering and the balance in private placements.

         For the nine months ended September 30, 2001, we used approximately $1.2 million of our net cash in connection with our operating activities.
Such amount was primarily attributable to net losses, offset in part by common stock and options issued for services, increases in accounts payable and deferred revenue, and depreciation, amortization and unearned compensation expenses. For the nine months ended September 30, 2001, net cash provided by investing and financing activities was approximately $1.1 million.

         At September 30, 2001, we had no cash or cash equivalents. However, on October 30, 2001, we privately sold 1,000 shares of our newly designated Series A Convertible Preferred Stock to Inter Asset Japan LBO No. 1 Fund, a Japanese institutional investor, for an aggregate price of $1,000,000. We will require substantial additional financing to remain a going concern and to expand our operations. We do not know if additional financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

         The Series A Convertible Preferred Stock referred to above carries no voting rights except as may be required by law, provides for the payment of dividends only when and if dividends are declared and paid on our shares of common stock and then in a like amount, provides for a liquidation preference of $1,000 per share and is not redeemable by us. Each share of Series A Convertible Preferred Stock is convertible at anytime or from time to time into 20,000 shares of our common stock, or an aggregate of 20,000,000 shares of our common stock if all of the Series A Convertible Preferred Stock is converted. No conversion can occur unless and until such time as the holders of our common stock shall have voted upon and approved (i) the transaction by which the Series A Convertible Preferred Stock was issued and sold, as required by Rule 713 of the American Stock Exchange LLC, and (ii) an amendment to our Restated Certificate of Incorporation increasing our authorized common stock to at least 60,000,000 shares. Based upon 28,133,796 issued and outstanding shares of our common stock on the date of this Report, had all of the shares of Series A Convertible Preferred Stock been converted into shares of our common stock on that date, those shares of common stock would have represented an approximately 41.5% equity interest in our company. The issuance and sale of the Series A Convertible Preferred Stock, and the possibility of its conversion, after satisfaction of the conditions set forth above, into shares of our common stock represents the occurrence of an event which may lead to a future change of control of our company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits:

                None.

         (b)    Reports on Form 8-K:

                Form 8-K filed on November 8, 2001, reported information under Item 1, Item 5 and Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2001
                                    Medium4.com, Inc.
                                       (Registrant)

                                    By: /s/ JONATHAN BRAUN
                                       -----------------------------------------
                                       Jonathan Braun, Chairman and
                                       Principal Executive, Financial and
                                       Accounting Officer