Form 10-K
period 2001-12-31
MEDIUM4 COM INC
filed 2002-04-15
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001


                         Commission file number: 1-15863


                                Medium4.com, Inc.
             (Exact name of registrant as specified in its charter)


            Delaware                                      13-4037641
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)


         1220 Collins Avenue
         Suite 100
         Miami Beach, Florida                                 33139
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:    (305) 538-0955


Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                         -------------------
  Common Stock, par value $0.01 per share           American Stock Exchange
  Redeemable Common Stock Purchase Warrants         American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

                                 --------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The number of shares outstanding of the Registrant's common stock is 29,672,556 (as of April 12, 2002).

      The aggregate market value of the voting stock held by non-affiliates of the Registrant is approximately $5,207,628 (as of April 12, 2002).


                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Location in Form 10-K
               Document                          in which incorporated
               --------                          ---------------------

      Portions of the Proxy Statement                  Part III
      with respect to Registrant's 2002
      Annual Meeting of stockholders to
      be filed with the SEC not later
      than 120 days after the close of
      Registrant's fiscal year

Part I

Item 1.     BUSINESS

(a)   GENERAL DEVELOPMENT OF BUSINESS

      We were incorporated in Delaware on November 12, 1998, under the name foreignTV.com, Inc. to pursue opportunities arising out of the Internet's emergence as a broadcast medium, which resulted, in large part, from the advent of streaming video technology and the availability of high speed Internet access.

      We commenced our operations in 1999 as a single TV network that created, produced and distributed location-specific programming on the Internet using streaming video technology, which enabled an Internet user to select and view this "stream" of programming on demand, 24 hours a day. Seeking to expand this "video-on-demand" business, we increased the breadth of our programming by establishing new content-specific networks, each hosting and featuring numerous channels offering unique thematic streaming audio and video content and special-interest programming, or "niche programming," to select from and view. In December 1999, we changed our name from foreignTV.com, Inc. to Medium4.com, Inc. to underscore the Internet's emerging role as the fourth medium for television broadcasting, after cable, satellite and traditional television transmission. By the end of 2000, we were providing streaming audio and video content over six Internet "television" networks, which in the aggregate hosted over 100 distinct channels targeted to various market segments and niches. Most of these audio and video segments were encoded at three different speeds, for low-, medium- and high-band users, and were made available for audiences by the use of Windows Media Player (TM) or Real Networks, Inc.'s Real Player (TM).

      During 2001 we refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS.

      Our executive offices are located at 1220 Collins Avenue, Suite 100, Miami Beach, FL 33139. Our telephone number is (305) 538-0955 and our primary Website is located at www.medium4.com. The information on our Website is not a part of this Report.

RECENT DEVELOPMENTS

      During the fourth quarter of 2001, in light of the September 11th terrorist attacks, we relaunched our StreamingUSA network, previously a collection of thematically linked video-on-demand channels, and focused on providing "American" content, incorporating the following elements:

      -     an SLS travel-America channel entitled StreamingUSATV;

      - a selection of video-on-demand jazz, blues, and Americana music videos;

      -     two photo-image slideshow channels (SlideChannel and SlideChannel2);

      - a text-only channel (Channel2Read), presently dedicated to inspiring, patriotic quotations; and

      -     an animation channel.

      On October 30, 2001, we privately sold 1,000 shares of our newly designated Series A convertible preferred stock to Inter Asset Japan LBO No. 1 Fund, a Japanese institutional investor, for an aggregate of $1,000,000.

      Each share of Series A convertible preferred stock is convertible into 20,000 shares of our common stock, or an aggregate of 20,000,000 shares if all of the Series A convertible preferred stock is converted. Had all of the shares of Series A convertible preferred stock been converted into shares of our common stock on the date of this Report, those shares would have represented an approximately 40.3% equity interest in our company. This sale represents an event which may lead to a future change of control of our company.

(b)   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      Not applicable

(c)   NARRATIVE DESCRIPTION OF BUSINESS

STREAMING TECHNOLOGY

      In contrast with video-on-demand channels, which require viewers to choose from an online portfolio of specific videos and then click onto each video clip they decide to view, viewers of SLS channel simply click on a given link to tune into a channel's in-progress, continuously-streaming entertainment programming. The viewer is then able to view/listen to and enjoy the continuous stream of music contained on the SLS channel and may continue to listen to the music even after exiting our Website and while working on or surfing the Internet. We believe SLS channels are less cumbersome and more viewer-friendly than video-on-demand channels and come closer to a true TV experience. Key portions of our video-on-demand content are being reorganized by topic or subject matter (e.g., pets, travel, music), and will be available in a single section of our main Medium4.com Website, as well as directly accessible at www.Medium4Video.com.

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

THE VTOOB

      StreamingUSA is presented in a specially designed "player," called the vToob, which has the look and feel of a virtual appliance--specifically, an online multimedia TV set. All content is "channelized" and formatted for viewing in a single TV-like screen. The vToob is designed to make room for click-through banner advertising; TV-like advertising "spots" played before, during and after programs on the SLS channel. Our video content is encoded for high-speed (broadband) viewers only. The photos, text, and animation are encoded for low-, medium-, and high-band users. Viewers can download and install the vToob (presently at no charge) by visiting the Medium4.com website. The process takes just seconds with a high-speed (DSL, T1, cable modem) connection, and only a little longer with a dial-up connection.

      Using licensed, customized, and proprietary software, the vToob is designed to be directly launched-- at the click of a mouse--from the viewer's browser toolbar, favorites menu, or computer screen desktop. This addresses the central marketing challenge confronting nearly every website today-- that a large majority of Internet traffic now goes to a handful of sites. The vToob positions StreamingUSA as an always-on-top Internet-based multimedia network with easy, one-click access. Moreover, because it is essentially a website packaged as a "player," the vToob makes it possible for a small staff of website professionals (content managers, designers, programmers, etc.) to more cost-effectively and efficiently manage and update the content.

      We believe the vToob, as applied to StreamingUSA, represents a timely and appropriate content delivery solution, strategy and methodology that may have commercial potential for other content provides and publishers. We are exploring the feasibility of offering customized applications on a fee-for-service and/or joint venture basis.

      As for StreamingUSA's revenue model, current banner advertisements are free and simply used to generate interest and demonstrate viability and potential. Though the world-wide advertising slump shows early signs of recovery, we believe that advertising will not be sufficient to support the network in the foreseeable future; instead, we are considering a hybrid subscription/ advertising revenue model.

PLS--PRIVATE LABEL STREAMING

      In order to develop and implement our business as an Internet broadcaster, we have developed proprietary streaming media technology solutions -- PLS-Private Label Streaming -- to provide back-end content encoding, hosting and content streaming capabilities. During 2001, we sold several encoding mechanisms containing the PLS technology.

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

OUR CONTENT STRATEGY

      We have changed the way we develop our unique content. We no longer engage in the costly production of content for our channels. Instead, we have begun to purchase content produced by others, which has allowed us to consolidate our facilities and reduce our staff significantly. We believe that by purchasing our content, we will reduce our operating costs and strengthen our overall business.

      During 1999 and into 2000, we produced professional, worldwide news content from a facility located in Paris, France. Although this programming helped our Company evolve into one of the leaders in independent Internet broadcasting, its production required large amounts of capital. By December 31, 2000, as a result of the high cost of production, together with a shift in our business strategy away from content production in general, we ceased producing this news content and closed our Paris facility.

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

      In the last two years we have attempted to extend cable TV's successful niche program model to our SLS broadband entertainment channels and to our video-on-demand channels. We are currently providing only "American" content on our StreamingUSA network.

      Currently, our programming and content is available to viewers of our channels free of charge. We are reviewing and testing the possibility of providing certain content on a pay-per-view basis or a subscriber basis.

INTERNET ADDRESSES--DOMAIN NAMES FOR PRESENT AND FUTURE CHANNELS

      The Company owns or licenses more than 1,500 unique Internet addresses or domain names. We currently offer content from approximately 40 of these addresses. For the approximately 135 domain names that we license pursuant to exclusive 25-year arrangements with certain of our executive officers and their affiliates, we are required to pay annual license fees beginning at $600 per domain name, escalating to $2,500 per domain name through the 25th year. For all other domain names, we are only required to pay an annual maintenance fee of approximately $35 per name, or a current aggregate of approximately $70,000. As of December 31, 2001, we were delinquent in these payments to the extent of approximately $80,000. As part of our business strategy, we seek to protect the names that we actually use, or plan to use, by applying for trademark registration for these names.

ANTICIPATED REVENUE SOURCES

      -     Subscription fees

      -     vToob applications

      -     Sponsorships sold for part or all of a channel.

      -     Sale of PLS encoding mechanisms

MARKETING AND PROMOTION

      To encourage the widespread downloading of our vToob and the viewing of our SLS network, we plan to concentrate our marketing efforts and resources on hiring outside consultants to facilitate mass e-mail campaigns that target potential viewers by channel, content and interest.

COMPETITION

      We compete with on-line services, other Website operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and sales of advertising spots. We believe that the principal competitive factors for attracting advertisers include:

      -     the number of users accessing our Website;

      -     the demographics of our users;

      - our ability to deliver focused advertising and interactivity through our Website;

      - the overall cost-effectiveness and value of advertising on our network; and

      - the ability of our viewers to access the Internet through high-speed connections.

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

      The Internet broadcasting market is highly competitive. Although many of our major competitors of streaming video have ceased operations during the last year or two, we believe we will continue to compete against a variety of content-based Internet companies. Some of the principal competitive factors in this market include the ability to adapt to new technologies and enhance the quality of content transmission, the ability to deliver quality content to your target viewers, the ability to obtain advertisers and the ability to have available financial resources.

      We believe that our business focus of providing entertainment niche programming on a streaming basis through the use of our vToob has differentiated us from other content-based Internet companies. We believe we do not have any direct competitors in this new market. However, we can give no assurance that other companies will not develop competing technology and business strategies and directly compete in the streaming multimedia entertainment programming.

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

EMPLOYEES

      As of December 31, 2001, we had 3 full-time employees and 1 part-time employee. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our current employees are good.


Item 2.     PROPERTIES

      In December 2000, we relocated our executive offices to our Miami Beach facilities and terminated our lease for the premises located at 120 Fifth Avenue, without penalty. The rent payable by the Company for our Miami Beach offices and facilities is approximately $11,000 per month. We believe our offices and operating facilities are adequate for our current purposes.


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

      On or about September 15, 2000, Windfire, which we believe is owned or otherwise affiliated with Mr. G. Selva Raj, initiated a demand for arbitration before the American Arbitration Association, New York Region, which sought an award declaring that the master affiliate agreement between our company and Windfire was unenforceable and void. Windfire also asserted that the agreement is void or voidable because of alleged omissions of what it categorizes as essential components of the agreement, thereby demonstrating the absence of a meeting of the minds between our companies. In addition, Windfire sought $500,000 and compensatory and punitive damages that were not quantified. We denied the material allegations asserted by Windfire in its demand for arbitration and asserted a counterclaim for payment of the $1.0 million outstanding balance of the master license fee owed to us by Windfire. This proceeding was dismissed with prejudice by mutual agreement in April 2002 at no material cost to us.

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


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 27, 2001, we held our 2001 annual meeting of stockholders. At the meeting, our stockholders elected I. William Lane, Jonathan Braun, Junichi Watanabe and Satoru Hirai to serve as our directors for a term of one year and until their respective successors are elected by a vote of 25,349,646 shares in favor and 2,585 shares withheld. In addition, our stockholders approved the issuance of up to 20,000,000 shares of our common stock upon the conversion of our Series A convertible preferred stock by a vote of 25,427,086 shares in favor, 15,170 shares opposed and 2,691,450 shares present but not voting, and approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 30,000,000 to 75,000,000 by a vote of 21,175,684 shares in favor, 2,495 shares opposed and 6,955,617 shares present but not voting.

Part II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      (a) Our common stock and warrants are listed on the American Stock Exchange under the symbols "MDM" and "MDM.WS". The following table sets forth the range of the high and low closing prices for such securities for the periods indicated.

                                                          Redeemable Common
                                                            Stock Purchase
                                 Common Stock                  Warrants
  Quarter Ended               High           Low         High            Low
------------------            -----          -----       -----          -----
March 31, 2000 ............   $6.38          $4.50       $1.25          $0.81
June 30, 2000 .............    6.88           2.88        1.38           0.56
September 30, 2000 ........    5.13           2.63        0.88           0.06
December 31, 2000 .........    2.69           0.19        0.38           0.02
March 31, 2001 ............    0.38           0.10         NQ             NQ
June 30, 2001 .............    0.75           0.15         NQ             NQ
September 30, 2001 ........    0.39           0.10         NQ             NQ
December 31, 2001 .........    0.65           0.10         NQ             NQ

      On April 12, 2002, there were 185 and 63 recordholders of our common stock and warrants, respectively, although we believe that there are other persons who are beneficial owners held in street name. We have never paid cash dividends. We intend to retain any future earnings for the operation and the expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

      (b) During the three month period ended December 31, 2001, we sold 1,000 shares of our Series A convertible preferred stock for $1,000,000 and 23,760 shares of our common stock for an aggregate of $2,376, respectively. No underwriter was involved in the sale of our Series A convertible preferred stock. Westminster Securities Corporation acted as placement agent for the sale of our common stock.

      We also issued an aggregate of 1,515,000 shares of our common stock during the three month period ended December 31, 2001 to eight persons in payment for services which they rendered on our behalf. No underwriters were involved in any of these transactions.

      Each recipient of our securities represented that his or its acquisition was for investment and not with a view towards a public distribution thereof. All certificates representing these securities were imprinted with an appropriate restrictive legend to such effect. Exemption from registration of these securities under the Securities Act of 1933 is claimed by reason of the provisions of Section 4(2) of that Act as transactions by an issuer not involving a public offering.

Item 6.     SELECTED FINANCIAL DATA

      Our consolidated balance sheet and statement of operations are set forth in this Report in the Financial Statements and Notes thereto, and are incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

      In view of the evolving nature of our business and our limited operating history, we believe that a description of our revenues and operating results is not necessarily meaningful and should not be relied upon as indications of future performance. Our current business plan assumes that we will not derive any significant revenues from advertising or other activities during the first half of 2002, or even later. Our business plan further assumes that, subject to cash flow availability, we will continue to invest in and disburse substantial funds to continue current operations and to develop our single network of special interest, continuously streaming broadband entertainment channels, for which purpose we will require additional capital investments.

      Remaining a going concern will require additional financing until such time as sufficient cash flows are generated from operations. Anticipated non-interest bearing loans from an affiliated person, together with our limited current cash resources and operating revenues, are expected to be able to support our operations through the end of the second quarter of the year 2002. We will need to obtain substantial additional financing in order to continue and expand our operations and to sustain our cash flow needs. We do not know if additional financing, in excess of what is currently anticipated, will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000; YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      We sustained a net loss of approximately $6.2 million for the year ended December 31, 2001 on revenues of $708,803, derived from licensing and advertising fees and from our sale of PLS encoding mechanisms. Our net loss for the year ended December 31, 2000 was approximately $9.5 million upon revenues of $390,354, derived from licensing and advertising fees. Our net loss for the year ended December 31, 1999 was approximately $3.8 million on revenues of $45,800, derived from advertising and the production of infomercials.

      Production costs for the development of our original content for the year ended December 31, 2001 were approximately $81,000 as compared to approximately $1.5 million and $1.1 million for the two preceding years, respectively, reflecting the cessation of our own content production efforts in 2001. Production costs include (i) data communications, (ii) software license fees,
(iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content.

      Our selling, general and administrative expenses were approximately $6.0 million for the year ended December 31, 2001, consisting primarily of approximately $4.1 million in personnel costs, $339,705 in professional and consulting fees, $847,048 in equipment and depreciation, $248,164 in sales and marketing costs, and $363,338 in other general and administrative costs. By way of comparison, expenditures for each of these categories were $4.2 million, $917,832, $774,017, $487,669 and approximately $1.3 million, respectively, for the year ended December 31, 2000. Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance in each of the two years ended December 31, 2001. Our selling, general and administrative expenses were approximately $2.8 million for the year ended December 31, 1999, consisting primarily of $663,476 in personnel costs, $381,034 in professional and consulting fees, $335,926 in rent, overhead, equipment and depreciation, $124,823 in sales and marketing costs, and $821,169 in other general and administrative costs. Internet domain and Web service costs, together with miscellaneous expenses, accounted for the balance.

      We incurred depreciation and amortization expense of $624,074, $670,225 and $145,868 for the years ended, respectively, December 31, 2001, 2000 and 1999. This was derived primarily from depreciation relating to our leasehold improvements and furniture, computer and camera equipment purchases.

      Our net loss for the year ended December 31, 2001 included writedowns of $250,000 in fixed assets and $50,000, representing a portion of our 10% equity investment in an unconsolidated subsidiary, as well as a $534,498 writeoff of capitalized software development costs. Our net loss for the year ended December 31, 2000 includes a fixed asset write down of $334,922, primarily attributable to the closure of our Paris, France facility and the relocation of our operations from New York City to Miami Beach, Florida, offset in part by interest income of $86,809.

LIQUIDITY AND CAPITAL RESOURCES

      Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements and by means of non-interest bearing loans and capital contributions from an affiliated person. Net proceeds from these sales have totaled approximately $12.2 million, with $8.8 million raised in the initial public offering and the balance raised in the private placements.

      For the year ended December 31, 2001, we used approximately $(2.1) million in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by common stock and options issued for services, increases in accounts payable and deferred revenue, and depreciation, amortization and unearned compensation expenses. For the year ended December 31, 2001, approximately $440,000 and $1.6 million was provided by investing activities and financing activities, respectively.

      We believe that continuation and growth of our operations will depend largely on our ability to become a leading source for continuously streaming media entertainment niche programming on the Internet. During the year ended December 31, 2001, we continued to invest in and incur significant expenditures and costs to achieve this goal. Accordingly, we intend to continue to make significant investments to acquire content, to increase the number of viewers of our SLS channels, to attract advertisers for our SLS channels, to ensure that the technology needed to provide our content stays current and to sell our PLS technology

      At December 31, 2001, we had $18,380 in cash which we believe, together with anticipated non-interest bearing loans and/or additional capital contributions from an affiliated person and our limited operating revenues, will support our operations through the end of the third quarter of 2002. We will require substantial additional financing to remain a going concern and to expand our operations. We do not know if additional financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

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

RISK FACTORS

      - WE HAVE A LIMITED OPERATING HISTORY

      We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for Internet broadcasting, services and advertising. These risks include our ability to

            -     provide compelling and unique content to Internet users;
            -     successfully market and sell our services; and
            - effectively develop new and maintain existing relationships with advertisers, content providers, business customers and advertising agencies and other persons with which do business.

      As we have such a limited history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

      - WE HAVE EXTREMELY LIMITED CASH FLOW

      Our business requires substantial capital to continue operations. At the present time, we have not generated material revenues from operations. To date, our cash flow has primarily come from intermittent sales of our securities and from non-interest bearing loans from an affiliated person. We also have minimal cash on hand. We can give no assurance our cash flow will be sufficient to allow us to continue our operations at present levels, if at all.

      - WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE

      We have only recently recognized material revenues from services or advertising and we have experienced net losses since inception. We expect to incur significant losses on both a quarterly and an annual basis for the foreseeable future. There can be no assurance that we will ever achieve profitability.

      - WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO CONTINUE OPERATIONS

      We will require substantial additional financing in order to be able to continue operations beyond the second quarter of 2002. We have no current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. Sales of additional equity securities will result in substantial pro rata dilution to our present stockholders. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations or to cease operations altogether. Technological stock in general have recently experienced significant downturns on the financial markets, and the trend is expected to continue indefinitely. Negative investor sentiment for technology stocks will adversely affect our ability to secure additional financing.

      - LOW PRICE AND TRADING VOLUME IN OUR STOCK MAY RESULT IN DELISTING OF TRADING ON THE AMERICAN STOCK EXCHANGE

      The price and volume at which our stock has recently traded on the American Stock Exchange does not meet its criteria for continued listing. Although the AMEX has not officially communicated any intention to us to delist our stock, if our stock were to be delisted, it would materially affect the ability of an investor to dispose of their shares of our stock, and further reduce the liquidity of their investment.

      - WE WILL BE UNABLE TO ATTRACT VIEWERS TO OUR NETWORKS AND THEIR CHANNELS IF THE PUBLIC REJECTS STREAMING TECHNOLOGY

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

      - WE ARE DEPENDENT ON PROVIDERS OF STREAMING MEDIA PRODUCTS

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

      - WE ARE DEPENDENT ON PROVIDERS OF BROADBAND AND HIGH SPEED INTERNET
ACCESS

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

      - WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS

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

      - GOVERNMENT REGULATION OF THE INTERNET COULD HARM OUR BUSINESS

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

      - WE ARE DEPENDENT ON CERTAIN THIRD PARTY PROVIDERS

      Our future success depends upon our ability to aggregate and deliver compelling content over the Internet. We rely exclusively on third party content providers, such as television stations and networks, businesses and other organizations, film producers and distributors, and record labels for compelling and entertaining content. Our ability to maintain and build relationships with content providers is critical to our success. Although many of our agreements with third party content providers are for initial terms of more than one year, such agreements may not be renewed or may be terminated prior to the expiration of their terms if we do not fulfill our contractual obligations. Our inability to secure licenses from content providers or the termination of a significant number of content provider agreements would decrease the availability of content that we can offer users. Such inability or termination may result in decreased traffic on our Websites and, as a result, decreased advertising revenue, which could adversely affect our business.

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


Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The report of our independent auditors and our Consolidated Financial Statements and Related Notes thereto appear on pages F-1 through F-16 of this report and are incorporated herein by reference.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Part III


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Item 10 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2001.


Item 11.    EXECUTIVE COMPENSATION

      Item 11 is hereby incorporated by reference form our definitive Proxy Statement to be filed within 120 days of December 31, 2001.


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Item 12 is hereby incorporated by reference from our definitive Proxy Statement to be filed within 120 days of December 31, 2001.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Item 13 is hereby incorporated by reference form our definitive Proxy Statement to be filed within 120 days of December 31, 2001.


Part IV


Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:
            -------------------------------------------------------
            (i)   Financial Statements:

                  Report of Independent Auditors

                  Consolidated Balance Sheet as of December 31, 2001 and 2000

                  Consolidated Statements of Operations for the Years Ended
                        December 31, 2001, 2000 and 1999

                  Consolidated Statements of Stockholders' Deficiency for the
                        Years Ended December 31, 2001, 2000 and 1999

                  Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 2001, 2000 and 1999

                  Notes to Consolidated Financial Statements

            (ii)  Financial Statement Schedules:

      All financial statement schedules are omitted because the conditions requiring their filing do not exist or the information required thereby is included in the Financial Statements contained herein, including the Notes thereto.

      (b)   REPORT ON FORM 8-K:
            ------------------
      We filed one current report on Form 8-K during the fourth quarter of the year ended December 31, 2001, as follows:

      - On November 8, 2001, we reported the sale of 1,000 shares of our Series A convertible preferred stock (Items 1 and 7) and the issuance of 10,000,000 shares of our common stock (Item 5).

      (c)   EXHIBITS:
            --------
       3.1  Certificate of Incorporation of the Registrant, as amended (1)

       3.2 Certificate of Designation of Preferences and Rights of the Registrant's Series A convertible preferred stock (2)

       3.3  By-laws of the Registrant, as amended (3)

       4.1  Form of Certificate evidencing shares of Common Stock (1)

      10.1* 1999 Stock Option Plan (1)

      10.2 License Agreement between Registrant and the Center for Contemporary Diplomacy, Inc. (1)

      10.3  License Agreement between Registrant and Jonathan Braun (1)

      10.4* Employment Agreement between Registrant and Jonathan Braun (1)

      21.1  Subsidiaries of the Registrant (4)
---------------
*     Indicates management contract or compensatory plan or arrangement.

(1) Denotes documents filed as an exhibit to Registrant's Registration Statement on Form S-1, as amended (File No. 333-71733), and incorporated herein by reference.

(2) Denotes document filed as an exhibit to Registrant's Current Report on Form 8-K, filed November 8, 2001, incorporated herein by reference.

(3) Denotes document filed as an exhibit to Registrant's Registration Statement on Form 8-A (File No. 0-15863), incorporated herein by reference.

(4) Denotes document filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   April 12, 2002             Medium4.com, Inc.

                                    By:   /S/ JONATHAN BRAUN
                                          ------------------------
                                          Jonathan Braun
                                          Chief Executive Officer


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


    SIGNATURE                       TITLE                      DATE

/s/ Jonathan Braun          Chief Executive Officer,      April 12, 2002
-------------------         Principal Financial and
Jonathan Braun              Accounting Officer and
                            Director


/s/ I. William Lane         Chairman of the Board,        April 12, 2002
-------------------         Director
I. William Lane


/s/Junichi Watanabe         Director                      April 12, 2002
-------------------
Junichi Watanabe


/s/                         Director                      April   , 2002
-------------------
Satoru Hirai

                          INDEPENDENT AUDITOR'S REPORT

                                                                  March 18, 2002

Shareholders and Directors
Medium4.com, Inc.

We have audited the accompanying consolidated balance sheets of Medium4.com, Inc. (A development stage enterprise) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years ended December 31, 2001, 2000, 1999 and the cumulative period November 12, 1998 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medium4.com, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years ended December 31, 2001, 2000, 1999, and the cumulative period November 12, 1998 (inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $6.2 million for the year ended December 31, 2001, and has a working capital deficiency as of December 31, 2001. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ Radin, Glass & Co., LLP
                                                   Certified Public Accountants
                                                   New York, New York

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
                         ASSETS

CURRENT ASSETS:
  Cash .........................................   $     18,380    $     50,462
Marketable securities ..........................              -             220
  Other current assets .........................            376          14,137
                                                   ------------    ------------
    Total Current Assets .......................         18,756          64,818

INVESTMENT IN AFFILIATE ........................        100,000         159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET ......         93,511         686,582

SOFTWARE, NET ..................................              -         890,967

OTHER ASSETS ...................................         27,569         330,659
                                                   ------------    ------------
                                                   $    239,836    $  2,132,026
                                                   ============    ============


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable .............................   $    343,960    $    514,639
  Accrued expenses .............................        211,843         353,498
                                                   ------------    ------------
    Total Current Liabilities ..................        555,802         868,136

LONG-TERM LIABILITIES:
  Loan payable - related party .................        243,479          50,000
  Deferred Revenue .............................        305,000         785,000
                                                   ------------    ------------
    Total Long-Term Liabilities ................        548,479         835,000

STOCKHOLDERS' DEFICIENCY
  Preferred stock $.01 par value 5,000
  shares authorized, 1,000 and -0-
  issued and outstanding .......................             10               -
Common stock, $.01 par value; 30,000,000
  shares authorized, 29,672,556 and 12,266,196
  issued and outstanding,respectively ..........        296,726         122,662
Paid in capital ................................     18,664,745      14,998,143
Deficit accumulated during development stage ...    (19,530,138)    (13,291,247)
Unearned compensation expense ..................       (245,788)     (1,400,668)
Treasury stock .................................        (50,000)              -
                                                   ------------    ------------
    Total Stockholder's deficiency .............       (864,446)        428,890
                                                   ------------    ------------
                                                   $    239,836    $  2,132,026
                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 Cumulative
                                                                                                November 12,
                                                                                                    1998
                                                                                                (inception)
                                                    For the Years Ended December 31,                 to
                                              ---------------------------------------------     December 31,
                                                  2001             2000            1999             2001
                                              ------------     ------------     -----------     ------------
REVENUE ..................................    $    708,803     $    390,354     $    45,800     $  1,144,957

COST OF SALES ............................          57,448          414,418               -          471,866
                                              ------------     ------------     -----------     ------------
GROSS PROFIT .............................         651,355          (24,064)         45,800          673,091

EXPENSES:
  Production .............................          81,328        1,529,040       1,101,059        2,711,427
  Selling, general and administrative
    expenses .............................       5,982,105        7,729,854       2,771,792       16,483,751
                                              ------------     ------------     -----------     ------------
    Total expenses .......................       6,063,433        9,258,894       3,872,851       19,195,177
                                              ------------     ------------     -----------     ------------
LOSS FROM OPERATIONS .....................      (5,412,077)      (9,282,958)     (3,827,051)     (18,522,086)

OTHER INCOME (EXPENSE):
  Interest income ........................           1,351           86,809         203,707          291,868
  Write down of fixed assets .............        (250,000)        (334,922)              -         (584,922)
  Write down of capitalized development
    costs ................................        (534,498)               -               -         (534,498)
  Write down of investments ..............         (59,000)               -               -          (59,000)
  Loss on marketable securities ..........               -                -        (125,445)        (125,445)
  Other income ...........................          15,332                -           2,613           17,945
                                              ------------     ------------     -----------     ------------
    Total other income (expense) .........        (826,814)        (248,113)         80,875         (994,052)
                                              ------------     ------------     -----------     ------------

LOSS BEFORE TAXES ........................      (6,238,892)      (9,531,071)     (3,746,176)     (19,516,138)

INCOME TAX EXPENSE .......................               -                -          14,000           14,000
                                              ------------     ------------     -----------     ------------

NET LOSS .................................    $ (6,238,892)    $ (9,531,071)    $(3,760,176)    $(19,530,138)
                                              ============     ============     ===========     ============

Other comprehensive income, net of tax:
  Foreign currency translation adjustments               -                -         (17,052)         (17,052)

Comprehensive Income .....................    $ (6,238,892)    $ (9,531,071)    $(3,777,228)    $(19,547,190)
                                              ============     ============     ===========     ============


Weighted average shares of common stock
  outstanding ............................      18,334,433       10,494,789       9,139,217

    Net loss per share ...................    $      (0.34)    $     (0.91)     $     (0.41)
                                              ============     ===========      ===========

                 See Notes to Consolidated Financial Statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY

                                     Preferred Stock         Common Stock          Additional
                                     ----------------    ----------------------      Paid in      Accumulated
                                     Shares    Amount      Shares       Amount       Capital        Deficit
                                     ------    ------    ----------    --------    -----------    ------------
Balance as of November 12, 1998
  (inception) ...................         -    $    -     8,300,000    $ 83,000    $         -     $         -
                                     ------    ------    ----------    --------    -----------    ------------

Balance as of December 31, 1998 .         -         -     8,300,000      83,000              -               -

Receipt of stock subscription ...         -         -             -           -              -               -
Sale of common stock - initial
  public offering ...............         -         -     1,678,433      16,784      8,766,768               -
Sale of common stock -
  private placement .............         -         -       200,000       2,000        598,000               -
Stock options issued for services         -         -             -           -      2,424,246               -
Accumulated other comprehensive
  income ........................         -         -             -           -              -               -
Unearned Compensation
  expense .......................         -         -             -           -              -               -
Net loss ........................         -         -             -           -              -      (3,760,176)
                                     ------    ------    ----------    --------    -----------    ------------

Balance as of December 31, 1999 .         -    $    -    10,178,433    $101,784    $11,789,014    $ (3,760,176)

Proceed from sale of common
   stock, net of expenses .......         -         -     1,727,763      17,278      1,363,104               -
Stock issued for services .......         -         -       360,000       3,600        356,400               -
Stock options issued for services         -         -             -           -      1,489,625               -
Accumulated other comprehensive
  income ........................         -         -             -           -              -               -
Unearned Compensation
  expense .......................         -         -             -           -              -               -
Net loss ........................         -         -             -           -              -      (9,531,071)
                                     ------    ------    ----------    --------    -----------    ------------

Balance as of December 31, 2000 .         -    $    -    12,266,196    $122,662    $14,998,143    $(13,291,247)

Proceeds from sale of preferred .     1,000        10             -           -        995,990               -
  stock
Proceed from sale of common .....         -         -     2,821,360      28,214        446,562               -
  stock
Stock issued for services .......         -         -    14,585,000     145,850      2,224,050               -
Treasury Stock ..................         -         -             -           -              -               -
Unearned Compensation
  expense .......................         -         -             -           -              -               -
Net loss ........................         -         -             -           -              -      (6,238,892)
                                     ------    ------    ----------    --------    -----------    ------------

Balance as of December 31, 2001 .     1,000    $   10    29,672,556    $296,726    $18,664,745    $(19,530,138)
                                     ======    ======    ==========    ========    ===========    ============

                                    Continued

                 See Notes to Consolidated Financial Statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
                                   Continued

                                                       Accumulated
                                                          Other                       Unearned          Total
                                     Subscription     Comprehensive     Treasury     Compensation    Stockholders
                                      Receivable         Income          Stock         Expense         Equity
                                     ------------     -------------     --------     -----------     -----------
Balance as of November 12, 1998
  (inception) ...................    $    (83,000)    $           -     $      -     $         -     $         -
                                     ------------     -------------     --------     -----------     -----------

Balance as of December 31, 1998 .         (83,000)                -            -               -               -

Receipt of stock subscription ...          83,000                 -            -               -          83,000
Sale of common stock - initial
  public offering ...............               -                 -            -               -       8,783,552
Sale of common stock -
  private placement .............               -                 -            -               -         600,000
Stock options issued for services               -                 -            -               -       2,424,246
Accumulated other comprehensive
  income ........................               -           (17,052)           -               -         (17,052)
Unearned Compensation
  expense .......................               -                 -            -      (2,121,215)     (2,121,215)
Net loss ........................               -                 -            -               -      (3,760,176)
                                     ------------     -------------     --------     -----------     -----------

Balance as of December 31, 1999$                -     $     (17,052)    $      -     $(2,121,215)    $ 5,992,355

Proceed from sale of common
  stock, net of expenses ........               -                 -            -               -       1,380,382
Stock issued for services .......               -                 -            -               -         360,000
Stock options issued for services               -                 -            -               -       1,489,625
Accumulated other comprehensive
  income ........................               -            17,052            -               -          17,052
Unearned Compensation
  expense .......................               -                 -            -         720,547         720,547
Net loss ........................               -                 -            -               -      (9,531,071)
                                     ------------     -------------     --------     -----------     -----------

Balance as of December 31, 2000 .    $          -     $           -     $      -     $(1,400,668)    $   428,890

Proceeds from sale of preferred .               -                 -            -               -         996,000
  stock
Proceed from sale of common .....               -                 -            -               -         474,776
  stock
Stock issued for services .......               -                 -            -               -       2,369,900
Treasury Stock ..................               -                 -      (50,000)              -         (50,000)
Unearned Compensation
  expense .......................               -                 -            -               -               -
Net loss ........................               -                 -            -       1,154,880      (5,084,012)
                                     ------------     -------------     --------     -----------     -----------

Balance as of December 31, 2001 .    $          -     $           -     $(50,000)    $  (245,788)    $  (864,446)
                                     ============     =============     ========     ===========     ===========

                 See Notes to Consolidated Financial Statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                           Cumulative
                                                                                                           November 12,
                                                                                                              1998
                                                                                                           (inception)
                                                           Year ended      Year ended      Year ended          to
                                                           December 31,    December 31,    December 31,    December 31,
                                                              2001            2000            1999             2001
                                                           -----------     -----------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ............................................    $(6,238,892)    $(9,531,071)    $(3,760,176)    $(19,530,138)
  Adjustments to reconcile net loss to net cash used in
  operating activites:
    Depreciation ......................................        267,605         372,961         125,001          765,567
    Amortization ......................................        356,469         297,264          20,867          674,600
    Impairment of fixed assets ........................        250,000               -               -          250,000
    Write down of fixed assets ........................              -         334,922               -          334,922
    Write down of sofware development costs ...........        534,498               -               -          534,498
    Unearned compensation expense .....................      1,154,880         720,547               -        1,875,427
    Common stock and options issued for services ......      2,369,900       1,849,625         303,031        4,522,556
    Accounts receivable ...............................              -          12,800         (12,800)               -
    Other current assets ..............................         13,761         364,686        (378,823)            (376)
    Accounts payable ..................................       (170,679)        258,245         256,394          343,960
    Accrued expenses ..................................       (141,655)        120,191         233,307          211,843
    Deferred revenue ..................................       (480,000)        785,000               -          305,000
    Due to related parties ............................              -               -          (6,670)               -
                                                           -----------     -----------     -----------     ------------

NET CASH PROVIDED BY (USED) IN OPERATIONS .............     (2,084,113)     (4,414,830)     (3,219,869)      (7,628,029)
                                                           -----------     -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deferred offering costs ...........................              -               -               -                -
    Investment in affiliate ...........................         59,000               -        (159,000)        (100,000)
    Other assets ......................................        303,090        (147,201)       (176,788)         (20,899)
    Purchases of capital expenditures .................         75,466      (1,097,504)     (1,631,060)      (2,653,098)
    Marketable securities .............................            220       4,159,198      (4,159,418)               -
                                                           -----------     -----------     -----------     ------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES ...        437,777       2,914,494      (6,126,266)      (3,218,443)
                                                           -----------     -----------     -----------     ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Sale of common stock ..............................        474,776       1,380,382       9,383,552       11,238,710
    Sale of preferred stock ...........................        996,000               -               -          996,000
    Purchase of treasury stock ........................        (50,000)              -               -          (50,000)
    Change in subscription receivable .................              -               -          83,000           83,000
    Loan payable - related party ......................        193,479       50,000.00               -          243,479
    Accumulated other comprehensive income ............              -          17,052         (17,052)               -
                                                           -----------     -----------     -----------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES .............      1,614,255       1,447,434       9,449,500       10,896,934
                                                           -----------     -----------     -----------     ------------

NET (DECREASE) INCREASE IN CASH .......................        (32,081)        (52,903)        103,364           18,380

CASH, beginning of the period .........................         50,462         103,364               -                -
                                                           -----------     -----------     -----------     ------------

CASH, end of the period ...............................    $    18,380     $    50,462     $   103,364     $     18,380
                                                           ===========     ===========     ===========     ============

Supplemental disclosures of cash flow information:

    Interest paid .....................................    $         -     $         -     $         -                -
    Taxes paid ........................................          4,889           4,600               -                -

Non cash financing activities:

    Common stock and options issued for services ......    $ 2,369,900     $ 1,489,625     $ 2,424,246

                 See Notes to Consolidated Financial Statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2001


Note 1.     BUSINESS

Medium4.com, Inc. and Subsidiaries (the "Company) formerly known as foreignTV.com, Inc. is a Delaware corporation formed on November 12, 1998. The Company was organized to develop opportunities as an Internet broadcaster of international and niche content. In 2000, the Company relocated its corporate offices to Miami, Florida.


Note 2.     SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses in the years ending December 31, 2001, 2000, and 1999 amounting to $6.2 million, $9.5 million, and $3.8 million for each of the last three years, respectively.

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

SOFTWARE DEVELOPMENT COSTS

The Company capitalized software development costs in accordance with SFAS 86 and EITF 00-2 and SOP 98-1. At December 31, 2000, the Company capitalized $833,649 of such software development costs, net of accumulated amortization. The costs are amortized over 30 months period on a straight-line basis. At December 31, 2001, such costs were written off.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Total advertising costs charged to operations at December 31, 2000 amounted to $155,740. There were no advertising costs incurred for the year ending December 31, 2001.

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

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $15 million, which expire at various times through the year 2021. The Company has recorded approximately $5.1 million valuation allowance on the deferred tax asset.

NET LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2001 and 2000, respectively, the Company believes that there has been no impairment of long-lived assets, after recording the write down of equipment and the investment in affiliate during the year ended December 31, 2001.

INVESTMENT IN AFFILIATE

Investments in affiliate represent a 10% ownership in foreignTV, Inc., which management has recorded utilizing the cost method. See Note 9. Management does not exercise significant influence over the operating or financial policies over the affiliate. A portion of such investment is believed to be unrecoverable by management and is therefore was partially written down in 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143 and SFAS No. 144 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.


Note 3.     MARKETABLE SECURITIES

Marketable securities consist of mutual fund shares, which invest in US Government securities and are classified as available for sale securities. As of December 31, 2001, there were no marketable securities outstanding.


Note 4.     LEASEHOLD IMPROVEMENTS AND EQUIPMENT

At December 31, leasehold improvements and equipment consist of the following:

                                                2001         2000
                                            -----------  -----------
          Leasehold improvements .......... $    25,053  $    24,723
          Furniture & fixtures ............     262,558      262,558
          Computer equipment ..............     421,946      421,946
          Camera equipment ................     178,424      178,424
          Other equipment .................     315,760      317,760
                                            -----------  -----------
                                              1,203,741    1,205,411
          Less:  accumulated depreciation .    (860,230)    (518,829)
          Less:  impairment of fixed assets    (250,000)           -
                                            -----------  -----------
                                            $    93,511  $   686,582
                                            ===========  ===========

Leasehold improvements are depreciated over 7 years. Furniture, fixtures and equipment are depreciated over 3 to 7 years. In 2000, $334,922 of assets has been written off due to the abandonment of leasehold improvements in the New York office and the estimated loss on disposal of certain equipment located in the France office. In 2001, reserve for fixed assets has been set up due to its impairment.


Note 5.     OTHER ASSETS

As of December 31, 2001 and 2000, other assets include security deposits of $27,569 and $133,324, respectively. At December 31, 2000, included in other assets were intangible assets comprised of domain names of $121,140. The costs of domain names are being amortized over 24 months. The unamortized portion at December 31, 2000 was $49,585. At December 31, 2001, such costs have been fully amortized.

Note 6.     LOAN PAYABLE - RELATED PARTY

As of December 31, 2000, an employee of the Company made an advance of $50,000, bearing interest at 6% per annum and payable by March 21, 2002. The same employee made additional advances to the Company during calendar 2001 aggregating to $281,000. Approximately $152,000 of such advances were repaid during the year 2001. The remaining balance of such advances at December 31, 2001 was $178,759. In addition an officer of the Company advanced $64,720 to the Company during 2001. These advances are due on demand and bear interest at 6% per annum.


Note 7.     EQUITY TRANSACTIONS

a. In November 1998, the founders of the Company issued 8,300,000 shares of common stock to themselves for $83,000. Such monies were received in 1999.

b. In April and May 1999 the Company sold 1,678,433 shares of common stock pursuant to an initial public offering registration at $6.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $9.00. There are 1,678,433 of such warrants outstanding as of December 31, 2000 and 1999. The warrants will be exercisable at any time, until they expire three years after the effective date of the Proposed Offering. The warrants may be redeemed by the Company, in whole or in part, at any time upon at least 30 days prior written notice to the registered holders, at a price of $.05 per warrant, provided that the closing bid price of the Common Stock was at least $12.00 for the 20 consecutive trading days ending on the third business day preceding the date of the Company's giving of notice of redemption to the warrant holders, and provided there is then a current registration statement in effect for the shares underlying the warrants. In connection with the initial public offering 167,843 units were issued to the underwriter with an exercise price of $6.60 for one share of common stock and a warrant to purchase another share of common stock at $9.00, expiring in May 2004. There were costs of $1,278,046 applied as a reduction to such offering proceeds.

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

g. During the first quarter of 2001, the Company sold 297,600 shares of common stock to a related party at $.25 per share.

h. The Company issued 14,585,000 shares of common stock for services rendered at $.15 - $.50 per share during year 2001. The Company recorded $2,369,900 of compensation expense relating to such issuance.

i. In the second, third and fourth quarters, the Company sold 2,000,000 shares of common stock pursuant to a private placement at $.15 per share, 400,000 shares at $.20 per share, 100,000 shares at $.20 per share and 23,760 at $.10 per share all expenses relating to the shares sold have been deducted as a cost of raising such capital.

j. On October 30, 2001, the Company sold 1,000 shares of Series A Convertible Preferred Stock to an institutional investor for $1,000,000. Each share of Series A Convertible Preferred Stock is convertible at any time or from time to time into 20,000 shares of common stock, or an aggregate of 20,000,000 shares of common stock if all of the Series A Convertible Preferred Stock is converted. Currently, the Company does not have sufficient authorized and unissued common shares to be able to allow for the Series A Convertible Preferred stock to be converted to common stock. A shareholder vote will be required to increase the authorized shares in order to allow for such a conversion.


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

Stock option activity for the year ended December 31, 2001, 2000 and 1999 is summarized as follows:

Employee Stock Option Plan:

                                                           Weighted Average
                                             Shares         Exercise Price
                                            ---------      ----------------
      Outstanding at December 31, 1998              -           $   -
         Granted .....................        499,500            6.30
         Exercised ...................              -               -
         Expired or cancelled ........              -               -
                                            ---------           -----
      Outstanding at December 31, 1999        499,500           $6.30
         Granted .....................      1,735,000            6.28
         Exercised ...................              -               -
         Expired or cancelled ........              -               -
                                            ---------           -----
      Outstanding at December 31, 2000      2,234,500           $6.29
         Granted .....................              -               -
         Exercised ...................              -               -
         Expired or cancelled ........      1,224,500            5.55
                                            ---------           -----
      Outstanding at December 31, 2001      1,010,000           $7.18
                                            =========           =====

Non - Employee Stock Option Plan:

                                                           Weighted Average
                                             Shares         Exercise Price
                                            ---------      ----------------
      Outstanding at December 31, 1998              -           $   -
         Granted .....................        723,500            6.63
         Exercised ...................              -               -
         Expired or cancelled ........              -               -
                                            ---------           -----
      Outstanding at December 31, 1999        723,500           $6.63
         Granted .....................      1,826,500            5.33
         Exercised ...................              -               -
         Expired or cancelled ........              -               -
                                            ---------           -----
      Outstanding at December 31, 2000      2,550,000           $5.98
         Granted .....................              -               -
         Exercised ...................              -               -
         Expired or cancelled ........              -               -
                                            ---------           -----
      Outstanding at December 31, 2001      2,550,000           $5.98
                                            =========           =====

Currently, the Company does not have sufficient authorized and unissued common shares to be able to allow for the Series A Convertible Preferred stock to be converted to common stock. A shareholder vote will be required to increase the authorized shares in order to allow for such a conversion.

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2001, 2000 and 1999:

                                                          Weighted    Weighted
                                                          Average     Average
                                                          Exercise      Fair
                                              Shares       Price       Value
                                             ---------    --------    --------
Year ended December 31, 1999:
  Exercise price exceeds market price ......   590,500     $ 6.39      $ 3.04
  Exercise price equals market price .......   632,500       6.59        3.15
  Exercise price is less that market price .         -          -           -


Year ended December 31, 2000:
  Exercise price exceeds market price ...... 3,441,500     $ 6.00      $ 1.36
  Exercise price equals market price .......    20,000       5.13        2.35
  Exercise price is less that market price .   100,000       1.00        4.17


Year ended December 31, 2001:
  Exercise price exceeds market price ......         -     $    -      $    -
  Exercise price equals market price .......         -          -           -
  Exercise price is less that market price .         -          -           -


For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2001, 2000 and 1999: annual dividends of $0.00, expected volatility of 99%, risk-free interest rate of 5.75% and expected life of five years for all grants.

If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share for the years ended December 31, 2001, 2000 and 1999, would have been approximately, $7,726,394 and $(.41), $12,646,053 and $(1.20), $4,409,986 and $(.48), respectively.

The non-employee stock options outstanding are fully vested. The compensation expense attributed to the issuance of these stock options will be amortized over 24 months. These stock options are exercisable for five years from the grant date.

The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from three to five years. As of December 31, 2000 and 1999, 705,500 and 224,667, respectively, of these stock options were vested. During 2001, most of the Company's employees have been terminated which resulted in the cancellation of the stock options.

Note 9.     LICENSE AGREEMENTS

a. The Company entered into two license agreements with related parties for the sole and absolute use of certain Internet domain names. One of the agreements is with an officer and director of the Company and the other is with a not-for-profit organization whose board of directors is substantially identical to that of the Company. The term of the agreements is twenty-five years through December 31, 2023 with an additional renewal period of twenty-five years thereafter. The agreements require the Company to pay license fees, which begin at $600 per domain name and escalate to $2,500 per domain name through the twenty fifth year of the agreement. Thereafter, the fee increase is based on the Consumer Price Index. The agreement with the not-for-profit organization also requires the Company to provide office space, on its premises, for up to four employees of the not-for-profit organization for up to three years. The director and the not-for-profit organization have waived all the rights to collection on past due amounts through December 31, 2001.

b. In May 2000, the Company entered into a master affiliate agreement with Windfire International Corporation, Ltd."Windfire", a British Virgin Islands Corporation, pursuant to which the Company granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to the Company for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our network of web sites.

      The master affiliate agreement required Windfire to pay us a one time fee of $1,500,000, of which $500,000 has been received to date. Revenues are being recognized on a straght line basis over the term of this agreement. The Company is currently in litigation over payment of the remaining fees for this master affiliate agreement. Management believes litigation will be settled in 2002.

c. In 2001, the Company has received $34,000 for the purchase of a foreignTV network. Such monies have been recorded as deferred revenue until a definite sales agreement is in place.


Note 10.    COMMITMENTS AND CONTINGENCIES

a. The Company leases office space pursuant to a lease agreement, which expires on May 30, 2006. The office space has been subleased since August 31, 2000. The Company has terminated such lease subsequent to December 31, 2000, and relinquished approximately half of their security deposit. In addition, the related leasehold improvements have been written off in calendar year 2000. The Company has ceased leasing space in certain countries abroad.

      Rent expense for the year ended December 31, 2001, 2000 and 1999 was $129,451, $157,688 and $180,161, respectively.

b. In 2000, the Company relocated its corporate offices. The Company leases office space in Miami, pursuant to a lease agreement, which expires on July 31, 2003. The future minimum lease commitments are as follows:

                               2002      $79,362
                               2003       47,607

c. The Company leases a corporate apartment in Miami, pursuant to a lease agreement, which expires March 15, 2002. The future minimum lease commitments are as follows:

                               2002      $ 9,250

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

e. The Company also had employment agreements with several of their officers and employees with terms up to five years. The Company currently only has one officer. The terms of the agreements may include cash, compensation, stock options, car allowance and other traditional employee benefits.

f. The Company is subject to litigation from time to time arising in the ordinary course of its business. Other than the Windfire dispute discussed in Noted 9 (b), the Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.