Form 10-K/A
period 2001-12-31
MEDIUM4 COM INC
filed 2002-04-30
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1


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

              1220 Collins Avenue, Suite 100, Miami Beach, FL 33139
               (Address of principal executive offices)(Zip Code)

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

                           --------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes...X... No........

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on March 31, 2001 was approximately $3,678,508. As of March 31, 2002, there were 29,672,556 shares of our common stock outstanding.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to each of our current executive officers and directors.

NAME                 AGE       POSITION
----                 ---       --------
I. William Lane       79       Chairman of the Board of Directors
Jonathan Braun        51       Chief Executive Officer,
                               Chief Financial Officer and Director
Junichi Watanabe      46       Director

         I. William Lane, PhD has served as our Chairman of the Board since our inception in 1998. Since 1994, he has served as a consultant to Lane Labs, a natural medicine company founded upon Dr. Lane" teachings, primarily dealing with cancer research. Since 1989, he has also been the Chairman of Cartilage Consultants, Inc., a company that researches and provides consulting services for the use of shark cartilage and other natural medicines. Dr. Lane is Chairman of the Center of Contemporary Diplomacy, Inc. He received his B.S. and Masters in Nutritional Science from Cornell University and his PhD in Agricultural Biochemistry and Nutrition from Rutgers University.

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

         Junichi Watanabe has served as one of our directors since 1999. Mr. Watanabe, an executive with extensive international business experience, has worked in the United Arab Emirates, Japan, Kuwait, Canada and other countries. Mr. Watanabe is a graduate of Keio University, Tokyo, Japan with a degree in economics. Mr. Watanabe is a member of our audit and compensation committee.

BOARD COMMITTEES; DIRECTOR COMPENSATION

         Our compensation committee consists of Junichi Watanabe and Jonathan Braun, and our audit committee consists of Junichi Watanabe. The compensation committee reviews our compensation policies and administers our stock option plans. The audit committee reviews the scope of our audit, the engagement of our independent auditors and their audit reports.

         All of our directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Our directors receive no compensation for serving on our board other than reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the board and serve at the direction of the board.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all
Section 16(a) forms they file.

         Based solely on our review of the copies of such forms, or written representations from certain reporting persons that no such forms were required, we believe that during the year ended December 31, 2001, all filing requirements applicable to our officers, directors and greater than 10% owners of our common stock were complied with except that Inter Asset Japan LBO No. 1 Fund and David Badner, each at differing times a greater than 10% stockholder, was not timely in its or his filing, as applicable, of his initial statement of beneficial ownership of our shares of common stock. Mr. Badner also was not timely in his filing of one monthly report of one purchase transaction.

ITEM 11.    EXECUTIVE COMPENSATION

         The following table sets forth the aggregate compensation that we paid during the year ended December 31, 2001 to our Chief Executive Officer and to each of our other executive officers who earned in excess of $100,000 during that year.

                           SUMMARY COMPENSATION TABLE

                                                             LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION                 Awards
                            -----------------------------   ------------------------
                                                   Other                    Number
                                                  Annual                   of Shares    All Other
    Name and                                      Compen-    Restricted    Underlying   Compen-
Principal Position   Year    Salary    Bonus(1)   sation    Stock Awards    Options     sation($)
------------------   ----   --------   --------   -------   ------------    -------     ---------
Jonathan Braun       2001   $150,888      --        --           --            --           --
   Chief Executive   2000   $183,150      --        --           --            --           --
   Officer           1999   $156,900      --        --           --            --           --

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                              Potential
                  Number of                                               Realizable Value
                 Securities    Percent of Total   Exercise                at Assumed Annual
                 Underlying    Options Granted     price                    Rates of Stock
                 Option/SARs   to Employees in      per      Expiration   Price Appreciation
    Name           Granted       Fiscal Year      share($)      Date        for Option Term
--------------   -----------   ----------------   --------   ----------   ------------------
                                                                            5%($)    10%($)
                                                                          --------- --------
Jonathan Braun       --               --             --          --           --        --

                          FISCAL YEAR-END OPTION VALUES

                                                        Value of Unexercised
                    Value of Exercised Options          In-the Money Options
                       at September 30, 2001            at Fiscal Year-End($)
                    ---------------------------      ---------------------------
     NAME           EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
--------------      -----------   -------------      -----------   -------------
Jonathan Braun          --             --                --              --

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of outstanding shares of our common stock as of March 31, 2002 by:

      - each person that is known by us to beneficially own five percent or more of our common stock;

      - each of our directors, nominated directors and named executive officers; and

      -     all of our directors and executive officers as a group.

                                          Number
                                         of Shares        Percentage
                                        Beneficially     of Beneficial
NAME                                      Owned(1)       Ownership(1)
------------------------------------    -------------    -------------
Inter Asset Japan LBO No. 1 Fund(3)     36,600,000(4)        70.83%
I. William Lane (5)                      2,595,750            8.75%
Jonathan Braun (6)                       3,013,900           10.16%
Junichi Watanabe                            30,833(7)          *  %
All executive officers and directors
as a group (3 persons)                   5,640,483           19.01%
---------
*        Less than 1.0%
(1) As used in this table, beneficial ownership means the sole or shared power to vote, or direct the voting of, as security, or the sole or shared power to invest or dispose, or direct the investment or disposition, of a security. Except as otherwise indicated, all persons named herein have sole voting power and investment power with respect to their respective shares of our common stock, except to the extent that authority is shares by spouses under applicable law, and record and beneficial ownership with respect to their respective shares of our common stock. With respect to each stockholder, any shares issuable upon exercise of all options and warrants held by such stockholder that are currently exercisable or will become exercisable within 60 days of March 31, 2002 are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2) Except as otherwise indicated, percentage ownership of our common stock is based on 29,672,556 shares of our common stock outstanding as of March 31, 2002.

(3) The address of Inter Asset Japan LBO No. 1 Fund is Atago Green Hills Mori Tower 35F, 2-5-1, Atago, Minato-Ku, Tokyo 105-6235, Japan.

(4) Includes 20,000,000 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Also includes 2,000,000 shares of our common stock owned by PBAA JPY Fund Ltd., as well as an additional 2,000,000 shares underlying warrants; also includes 600,000 shares of our common stock owned by The Terra Firma Fund Ltd. The ultimate control person of each of Inter Asset Japan LBO No. 1 Fund, PBAA JPY Fund Ltd. and The Terra Firma Fund Ltd. is Mr. Hiroki Isobe.

(5) The address of Mr. Lane is 80 Woodland Road, Apt. 4, Short Hills, New Jersey 07078.

(6)      The address of Mr. Braun is 20 Holly Hill Lane, Katonah, New York
         10536.

(7) Includes 3,333 shares of common stock underlying currently exercisable options.

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

         On January 1, 1999, we entered into exclusive license agreements with the Center and Mr. Braun, personally. Each of the agreements has substantially similar terms. The agreements afford us a 25-year exclusive license for unlimited use of (I) 95 different Internet Web site addresses (domain names) owned by the Center and (ii) 36 different addressed owned by Mr. Braun, including the name of our corporate home page, medium4.com. These 135 names constitute less than 10% of the approximately 1,500 domain names that we currently use or plans to use.

         Each of our exclusive licenses include the right to sublicense the use of the licensed Internet names to others. These agreements require us to pay the Center or Mr. Braun, as the case may be, an annual license fee of $600 per address for each of the first five years of the 25-year term, increasing by 5% each year thereafter through the 13th year, by 7% each year thereafter through the 21st year, by 10% each year through the 24th year and at a rate of $2,500 per address for the final year. These fees are payable irrespective of whether or not we us any or all of such addresses. As of December 31, 2001, we were delinquent in these payments to the extent of approximately $80,000. Both the Center and Mr. Braun have waived any rights to collect these payments through December 31, 2001.

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

         The Center and Mr. Braun have agreed that for the term of our license, they will not register any further addresses containing the letters "TV" or stating or implying streaming or any other similar aspect of our business. Moreover, should they license any further addresses to us for our exclusive us, our license fee shall b equal to the initial registration fee paid by the licensor for its rights to use such addresses. Although we believe that the terms of the respective licensing arrangements are no less favorable to us than those we could have negotiated with persons having no relation to us, these arrangements should be viewed by investors as being non-arms-length in their nature.

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

STOCK PURCHASE BY DIRECTOR'S SPOUSE

         In May 2001, we privately sold 297,600 shares of our common stock to Betty Mandus Lane, the spouse of our chairman, I. William Lane, at a price of $0.25 per share, being the market price of our common stock on the sale date, or an aggregate of $74,400.

RELATIONSHIP WITH DAVID BADNER

         During the year ended December 31, 2001, David Badner, either directly or through an affiliated entity, loaned us an aggregate of $178,759 to help defray our cash flow needs. These loans bore no interest and were repaid prior to December 31, 2001. Also during the year ended December 31, 2001, Mr. Badner assisted us in negotiating the reduction of our accounts receivable to various unaffiliated third parties, with resultant savings to us of approximately $500,000. An insurance brokerage, of which Mr. Badner was a 50% owner, also paid approximately $75,000 of our insurance premiums and replaced our several insurance policies in effect at various times during that year with comparable coverages at substantially lower rates, with resultant savings to us in excess of $135,000 over an 18-month period. For these and other services rendered on our behalf during the year ended December 31, 2001, as well as in the immediately preceding year, we privately issued to Mr. Badner and to such insurance brokerage 11,900,000 and 500,000 shares, respectively, of our common stock. We valued these shares at the market price of our common stock on their respective dates of issuance during fiscal 2001.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  April 30, 2002                  Medium4.com, Inc.

                                        By:  /s/Jonathan Braun
                                            -----------------------
                                            Jonathan Braun
                                            Chief Executive Officer