Form 10-Q
period 2002-03-31
MEDIUM4 COM INC
filed 2002-05-20
CIK 1077634

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended: March 31, 2002

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                Commission File Number: 1-15863



                                MEDIUM4.COM, INC.
                                -----------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-4037641
           --------                                             ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


                   1220 COLLINS AVENUE, MIAMI BEACH, FL 33139
                   ------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)


                                 (305) 538-0955
                                 --------------
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                                Yes_X_     No___

    The number of shares of Common Stock, par value $ .01 per share, outstanding as of March 31, 2002 is 29,672,556.

                                MEDIUM4.Com Inc.
                                    CONTENTS

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS

   Balance Sheets as of March 31, 2002 and December 31, 2001 ..................3

   Statements of Operations - For the Three Months Ended March 31, 2002
       and 2001, Cumulative November 12, 1998 (inception) to
       March 31, 2002 .........................................................4

   Statement of Stockholder's Deficiency - For the Three Months Ended
       March 31, 2002, and 2001, Cumulative November 12, 1998 (inception)
       to March 31, 2002 ....................................................5-6

   Statements of Cash Flows - For the Tree Months Ended March 31, 2002
       and 2001, Cumulative November 12, 1998 (inception)
       to March 31, 2002 ......................................................7

Notes To Financial Statements ..............................................8-10

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Information

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                                                 March 31,      December 31,
                                                                   2002              2001
                                                               ------------     ------------
                                                               (unaudited)       (audited)
                                     ASSETS

CURRENT ASSETS:
Cash ......................................................    $        325     $     18,380
Other current assets ......................................             376              376
                                                               ------------     ------------
Total Current Assets ......................................             701           18,756

INVESTMENT IN AFFILIATE ...................................         100,000          100,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET .................          68,247           93,511

OTHER ASSETS ..............................................          27,569           27,569
                                                               ------------     ------------
                                                               $    196,517     $    239,836
                                                               ============     ============


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable ..........................................    $    343,960     $    343,960
Accrued expenses ..........................................         232,459          211,843
                                                               ------------     ------------
Total Current Liabilities .................................         576,419          555,802

LONG-TERM LIABILITIES:
Loan payable - related party ..............................         425,234          243,479
Deferred Revenue ..........................................         167,500          305,000
                                                               ------------     ------------
Total Long-Term Liabilities ...............................         592,734          548,479

STOCKHOLDERS' DEFICIENCY
Preferred stock $.01 par value 5,000 shares authorized,
1,000 and -0- issued and outstanding ......................              10               10
Common stock, $.01 par value; 30,000,000 shares authorized,
29,672,556 and 12,266,196 issued and outstanding,
respectively ..............................................         296,726          296,726
Paid in capital ...........................................      18,664,745       18,664,745
Deficit accumulated during development stage ..............     (19,699,775)     (19,530,138)
Unearned compensation expense .............................        (184,341)        (245,788)
Treasury stock ............................................         (50,000)         (50,000)
                                                               ------------     ------------
Total Stockholder's deficiency ............................        (972,635)        (864,446)
                                                               ------------     ------------
                                                               $    196,517     $    239,836
                                                               ============     ============

                 See notes to consolidated financial statements.

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Cumulative
                                                                                  November 12,
                                                                                      1998
                                                                                  (inception)
                                                 Three Months Ended March 31,         to
                                                -----------------------------      March 31,
                                                    2002             2001             2002
                                                ------------     ------------     ------------
                                                 (unaudited)     (unaudited)
REVENUE ....................................    $    137,500     $    195,031        1,282,457

COST OF SALES ..............................               -            9,500          471,866
                                                ------------     ------------     ------------

GROSS PROFIT ...............................         137,500          185,531          810,591

EXPENSES:
Production .................................          14,280           24,699        2,725,707
Selling, general and administrative expenses         292,889          848,723       16,776,640
                                                ------------     ------------     ------------
Total expenses .............................         307,169          873,422       19,502,346
                                                ------------     ------------     ------------
LOSS FROM OPERATIONS .......................        (169,669)        (687,891)     (18,691,755)

OTHER INCOME (EXPENSE):
Interest income ............................               -              390          291,868
Write down of fixed assets .................               -                -         (584,922)
Write down of capitalized development costs                -                -         (534,498)
Write down of investments ..................               -                -          (59,000)
Loss on marketable securities ..............               -                -         (125,445)
Other income ...............................              33              500           17,979
                                                ------------     ------------     ------------
Total other income (expense) ...............              33              890         (994,019)
                                                ------------     ------------     ------------

LOSS BEFORE TAXES ..........................        (169,636)        (687,001)     (19,685,774)

INCOME TAX EXPENSE .........................               -                -                -
                                                ------------     ------------     ------------

NET LOSS ...................................    $   (169,636)    $   (687,001)     (19,685,774)
                                                ============     ============     ============


Other comprehensive income, net of tax:
Foreign currency translation adjustments ...               -                -          (17,052)

Comprehensive Income .......................    $   (169,636)    $   (687,001)    $(19,702,826)
                                                ============     ============     ============


Weighted average shares of common stock
outstanding ................................      29,672,556       12,398,196

Net loss per share .........................    $      (0.01)    $      (0.06)
                                                ============     ============

                 See notes to consolidated financial statements.

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY

                                      Preferred Stock                    Common Stock            Additional
                                     --------------------------    --------------------------      Paid in
                                       Shares         Amount         Shares         Amount         Capital
                                     -----------    -----------    -----------    -----------    -----------
Balance as of November 12, 1998
   (inception) ..................              -    $         -      8,300,000    $    83,000    $         -
                                     -----------    -----------    -----------    -----------    -----------

Balance as of December 31, 1998 .              -              -      8,300,000         83,000              -

Receipt of stock subscription ...              -              -              -              -              -
Sale of common stock - initial
   public offering ..............              -              -      1,678,433         16,784      8,766,768
Sale of common stock -
   private placement ............              -              -        200,000          2,000        598,000
Stock options issued for services              -              -              -              -      2,424,246
Accumulated other comprehensive
   income .......................              -              -              -              -              -
Unearned Compensation
   expense ......................              -              -              -              -              -
Net loss ........................              -              -              -
                                     -----------    -----------    -----------    -----------    -----------

Balance as of December 31, 1999 .              -    $         -     10,178,433    $   101,784    $11,789,014

Proceed from sale of common
   stock, net of expenses .......              -              -      1,727,763         17,278      1,363,104
Stock issued for services .......              -              -        360,000          3,600        356,400
Stock options issued for services              -              -              -              -      1,489,625
Accumulated other comprehensive
   income .......................              -              -              -              -              -
Unearned Compensation
   expense ......................              -              -              -              -              -
Net loss ........................              -              -              -
                                     -----------    -----------    -----------    -----------    -----------

Balance as of December 31, 2000 .              -    $         -     12,266,196    $   122,662    $14,998,143

Proceeds from sale of preferred .          1,000             10              -              -        995,990
   stock
Proceed from sale of common .....              -              -      2,821,360         28,214        446,562
   stock
Stock issued for services .......              -              -     14,585,000        145,850      2,224,050
Treasury Stock ..................              -              -              -              -              -
Unearned Compensation
   expense ......................              -              -              -              -              -
Net loss ........................              -              -              -              -              -
                                     -----------    -----------    -----------    -----------    -----------

Balance as of December 31, 2001 .          1,000    $        10     29,672,556    $   296,726    $18,664,745

Unearned Compensation ...........              -              -              -              -              -
   expense
Net loss ........................              -              -              -              -              -
                                     -----------    -----------    -----------    -----------    -----------

Balance as of March 31, 2002 ....          1,000    $        10     29,672,556    $   296,726    $18,664,745
                                     ===========    ===========    ===========    ===========    ===========

                                                                       Continued
                 See notes to consolidated financial statements.

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY

                                   Continued

                                                                     Accumulated
                                                                        Other                         Unearned         Total
                                     Accumulated     Subscription   Comprehensive     Treasury       Compensation    Stockholders
                                       Deficit        Receivable       Income           Stock          Expense         Equity
                                     -----------     -----------     -----------     -----------     -----------     -----------
Balance as of November 12, 1998
   (inception) ..................              -     $   (83,000)    $         -     $         -     $         -     $         -
                                     -----------     -----------     -----------     -----------     -----------     -----------

Balance as of December 31, 1998 .              -         (83,000)              -               -               -               -

Receipt of stock subscription ...              -          83,000               -               -               -          83,000
Sale of common stock - initial
   public offering ..............              -               -               -               -               -       8,783,552
Sale of common stock -
   private placement ............              -               -               -               -               -         600,000
Stock options issued for services              -               -               -               -               -       2,424,246
Accumulated other comprehensive
   income .......................              -               -         (17,052)              -               -         (17,052)
Unearned Compensation
   expense ......................              -               -               -               -      (2,121,215)     (2,121,215)
Net loss ........................     (3,760,176)              -               -               -               -      (3,760,176)
                                     -----------     -----------     -----------     -----------     -----------     -----------

Balance as of December 31, 1999 .     (3,760,176)  $           -     $   (17,052)  $           -     $(2,121,215)    $ 5,992,355

Proceed from sale of common
   stock, net of expenses .......              -               -               -               -               -       1,380,382
Stock issued for services .......              -               -               -               -               -         360,000
Stock options issued for services              -               -               -               -               -       1,489,625
Accumulated other comprehensive
   income .......................              -               -          17,052               -               -          17,052
Unearned Compensation
   expense ......................              -               -               -               -         720,547         720,547
Net loss ........................     (9,531,071)              -               -               -               -      (9,531,071)
                                     -----------     -----------     -----------     -----------     -----------     -----------

Balance as of December 31, 2000 .    (13,291,247)  $           -   $           -   $           -     $(1,400,668)    $   428,890

Proceeds from sale of preferred .              -               -               -               -               -         996,000
   stock
Proceed from sale of common .....              -               -               -               -               -         474,776
   stock
Stock issued for services .......              -               -               -               -               -       2,369,900
Treasury Stock ..................              -               -               -         (50,000)              -         (50,000)
Unearned Compensation
   expense ......................              -               -               -               -               -               -
Net loss ........................     (6,238,892)              -               -               -       1,154,880      (5,084,012)
                                     -----------     -----------     -----------     -----------     -----------     -----------

Balance as of December 31, 2001 .    (19,530,139)  $           -   $           -     $   (50,000)    $  (245,788)    $  (864,446)

Unearned Compensation ...........              -               -               -               -          61,447          61,447
   expense
Net loss ........................       (169,636)              -               -               -               -        (169,636)
                                     -----------     -----------     -----------     -----------     -----------     -----------


Balance as of March 31, 2002 ....    (19,699,775)  $           -   $           -     $   (50,000)    $  (184,341)    $  (972,635)
                                     ===========     ===========     ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements.

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            Cumulative
                                                                                           November 12,
                                                                                              1998
                                                                                           (inception)
                                                         Three Months Ended March 31,           to
                                                         -----------------------------       March 31,
                                                             2002             2001             2002
                                                         ------------     ------------     ------------
                                                          (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................    $   (169,636)    $   (687,001)    $(19,699,774)
Adjustments to reconcile net loss to net cash used in
operating activites:
Depreciation ........................................          23,926          104,649          789,493
Amortization ........................................           1,336          118,231          675,936
Impairment of fixed assets ..........................               -                -          250,000
Write down of fixed assets ..........................               -                -          334,922
Write down of sofware development costs .............               -                -          534,498
Unearned compensation expense .......................          61,447          364,478        1,936,874
Common stock and options issued for services ........               -                -        4,522,556
Other current assets ................................               -         (248,665)            (376)
Accounts payable ....................................               -         (103,480)         343,960
Accrued expenses ....................................          20,617                -          232,459
Due to related parties ..............................               -                -           (6,670)
Deferred revenue ....................................        (137,500)         (51,000)         167,500
                                                         ------------     ------------     ------------

NET CASH USED IN OPERATIONS .........................        (199,810)        (502,788)      (9,918,622)
                                                         ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate .............................               -                -         (100,000)
Purchases of capital expenditures ...................               -                -       (2,653,098)
Other assets ........................................               -          140,810          (20,899)
                                                         ------------     ------------     ------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES .               -          140,810       (2,773,996)
                                                         ------------     ------------     ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Loan payable - related party ........................         181,755          262,443          425,234
Sale of common stock ................................               -           74,000       11,238,710
Sale of preferred stock .............................               -                -          996,000
Purchase of treasury stock ..........................               -                -          (50,000)
Change in subscription receivable ...................               -                -           83,000
                                                         ------------     ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...........         181,755          336,443       12,692,943
                                                         ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH .....................         (18,055)         (25,535)             325

CASH, beginning of the period .......................          18,380           50,462                -
                                                         ------------     ------------     ------------

CASH, end of the period .............................    $        325     $     24,927              325
                                                         ============     ============     ============


Supplemental disclosures of cash flow information:
Interest paid .......................................    $          -    $           -                -
Taxes paid ..........................................               -                -                -

Non cash financing activities:
Common stock and options issued for services ........    $          -     $  1,489,625

                 See notes to consolidated financial statements.

                               Medium 4. Com Inc.

                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

1.  Basis of Presentation:

    The accompanying unaudited financial statements of Medium4.com Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2002 and 2001 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.  Going Concern

    These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $19.7 million.

3.  Advances

    A related party advanced $181,755 to the Company during the period of January 1, 2002 to March 31, 2002.

4.  Revenues

    Revenues relates to the recognition of deferred revenues on a license fee which the Company has no further obligations to render services or support the licensing arrangement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    In view of the evolving nature of our business and our limited operating history, we believe a description of our revenues and operating results is not necessarily meaningful and should not be relied upon as indications of future performance. Our current business plan assumes that we will not derive any significant revenues from advertising or other activities during the first half of 2002, or even later. Our business plan further assumes that, subject to cash flow availability, we will continue to invest in and disburse substantial funds to continue current operations and to develop our single network of special interest, continuously streaming broadband entertainment channels, for which purpose we will require additional capital investments.

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

Results of Operations

    Three months ended March 31, 2002 vs. three months ended March 31, 2001

    We sustained a net loss of $169,636 for the three-month fiscal period ended March 31, 2002 on revenues of approximately $ 137,500, compared to a net loss of $687,001 for the three-month fiscal period ended March 31, 2001 on revenues of approximately $195,031. Revenues for the current period relate to the recognition of deferred revenues on a license fee which the Company has no further obligations to render services or support the licensing arrangement.

    Our production costs for the development of our original content for the three-month period ended March 31, 2002, were approximately $14,280, compared to $24,699 for the three-month period ended March 31, 2001. Production costs for the current period include the cost of (i) data communications, (ii) software license fees; (iii) content license fees, where necessary in order to acquire additional content; and (iv) the expense of hiring and compensating employees and independent contractors who handle production and delivery of our content.

    Our selling, general and administrative expenses were approximately $292,889 for the three-month fiscal period ended March 31, 2002, compared to $848,723 for the three-month period ended March 31, 2001. For the current period, the expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, and other general and administrative costs such Internet domain and Web service costs. The difference in the current period compared to the prior period is primarily due to the reduction of staff effectuated in second half of 2001.

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

    For the three months year ended March 31, 2002, we used approximately $199,810 in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by unearned compensation expenses, depreciation and amortization, and increases in accounts payable.

    At March 31, 2002, we had $325 in cash. We will require additional investment from the sale of our securities and/or anticipated non-interest bearing loans and/or additional capital contributions from an affiliated person to be able to continue our operations, even on their current limited basis. We do not know if additional investment or financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to cease business operations.

                           PART ii--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            None.

        (b) Reports on Form 8-K:

            None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1924, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 20, 2002                            Medium4.com, Inc.
                                                 (Registrant)



                                            By: /s/ JONATHAN BRAUN
                                                ----------------------------
                                                Jonathan Braun, Chairman and
                                                Principal Executive,
                                                Financial and Accounting
                                                Officer