Form 10-Q
period 2002-06-30
MEDIUM4 COM INC
filed 2002-08-15
CIK 1077634

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended: June 30, 2002

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

                               Yes_X_     No___

    The number of shares of Common Stock, par value $ .01 per share, outstanding as of June 30, 2002 is 29,672,556.

                                MEDIUM4.Com Inc.

                                    CONTENTS
--------------------------------------------------------------------------------

                                                                            Page

FINANCIAL STATEMENTS

    Balance Sheets as of June 30, 2002 and December 31, 2001 ................F-2


    Statements of Operations - For the Three Months Ended
    June 30, 2002 and 2001, Six Months Ended June 30, 2002 and 2001,
    Cumulative November 12, 1998 (inception) to June 30, 2002 ...............F-3


    Statement of Stockholder's Deficiency - For the Six Months
    Ended June 30, 2002 Cumulative November 12, 1998 (inception)
    to June 30, 2002 ........................................................F-4


    Statements of Cash Flows - Cumulative November 12, 1998
    (inception) to June 30, 2002 ............................................F-5


Notes To Financial Statements ...............................................F-6

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                                               June 30,     December 31,
                                                                 2002           2001
                                                             ------------   ------------
                                                              (unaudited)    (audited)
                        ASSETS

CURRENT ASSETS:
Cash ......................................................  $      6,008   $     18,380
Other current assets ......................................             -            376
                                                             ------------   ------------
Total Current Assets ......................................         6,008         18,756

INVESTMENT IN AFFILIATE ...................................       100,000        100,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET .................        45,284         93,511

OTHER ASSETS ..............................................        27,569         27,569
                                                             ------------   ------------
                                                             $    178,861   $    239,836
                                                             ============   ============

       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable ..........................................  $    357,415   $    343,960
Accrued expenses ..........................................       202,195        211,843
Loan payable - related party ..............................       510,732        243,479
Deferred Revenue ..........................................       280,000        305,000
                                                             ------------   ------------
Total Current Liabilities .................................     1,350,342      1,104,281

STOCKHOLDERS' DEFICIENCY
Preferred stock $.01 par value 5,000 shares authorized,
1,000 and -0- issued and outstanding ......................            10             10
Common stock, $.01 par value; 30,000,000 shares authorized,
29,672,556 and 12,266,196 issued and outstanding,
respectively ..............................................       296,726        296,726
Paid in capital ...........................................    18,664,745     18,664,745
Deficit accumulated during development stage ..............   (19,960,068)   (19,530,138)
Unearned compensation expense .............................      (122,894)      (245,788)
Treasury stock ............................................       (50,000)       (50,000)
                                                             ------------   ------------
Total Stockholder's deficiency ............................    (1,171,481)      (864,446)
                                                             ------------   ------------
                                                             $    178,861   $    239,836
                                                             ============   ============

                 See notes to consolidated financial statements

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Cumulative
                                                                                                   November 12,
                                                                                                       1998
                                          Three Months Ended June 30,   Six Months Ended June 30,   (inception)
                                          --------------------------   --------------------------   to June 30,
                                              2002          2001           2002           2001          2002
                                          ------------   -----------   -----------   ------------   -----------
                                          (unaudited)    (unaudited)   (unaudited)    (unaudited)
REVENUE ................................  $     88,546        85,000       226,046   $    280,031     1,371,003

COST OF SALES ..........................             -             -             -          9,500       471,866
                                          ------------   -----------   -----------   ------------   -----------

GROSS PROFIT ...........................        88,546        85,000       226,046        270,531       899,137

EXPENSES:
Production .............................        10,535        40,721        24,815         65,420     2,736,242
Selling, general and
 administrative expense ................       338,306     1,431,583       631,195      2,280,306    17,114,946
                                          ------------   -----------   -----------   ------------   -----------
Total expenses .........................       348,841     1,472,304       656,010      2,345,726    19,851,188
                                          ------------   -----------   -----------   ------------   -----------
LOSS FROM OPERATIONS ...................      (260,295)   (1,387,304)     (429,964)    (2,075,195)  (18,952,051)

OTHER INCOME (EXPENSE):
Interest income ........................             -             -             -            390       291,868
Write down of fixed assets .............             -             -             -              -      (584,922)
Write down of capitalized
 development costs .....................             -             -             -              -      (534,498)
Write down of investments ..............             -             -             -              -       (59,000)
Loss on marketable securities ..........             -             -             -              -      (125,445)
Other income ...........................             -         5,664            33          6,164        17,978
                                          ------------   -----------   -----------   ------------   -----------
Total other income (expense) ...........             -         5,664            33          6,554      (994,019)
                                          ------------   -----------   -----------   ------------   -----------

LOSS BEFORE TAXES ......................      (260,295)   (1,381,640)     (429,931)    (2,068,641)  (19,946,070)

INCOME TAX EXPENSE .....................             -             -             -              -        14,000
                                          ------------   -----------   -----------   ------------   -----------

NET LOSS ...............................  $   (260,295)   (1,381,640)     (429,931)  $ (2,068,641)  (19,960,070)
                                          ============   ===========   ===========   ============   ===========


Other comprehensive income, net of tax:
Foreign currency translation adjustments             -             -             -              -       (17,052)

Comprehensive Income ...................  $   (260,295)   (1,381,640)     (429,931)  $ (2,068,641)  (19,977,122)
                                          ============   ===========   ===========   ============   ===========


Weighted average shares of common stock
outstanding ............................    29,672,556    14,195,625    29,672,556     14,195,625

Net loss per share .....................  $      (0.01)        (0.10)        (0.01)  $     (0.15)
                                          ============   ===========   ============   ===========

                 See notes to consolidated financial statements

                                MEDIUM4.COM, INC. AND SUBSIDIARIES
                                 (A Development Stage Enterprise)

                        CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY

                                        Preferred Stock               Common Stock           Additional
                                   --------------------------  --------------------------      Paid in    Accumulated
                                      Shares        Amount        Shares        Amount         Capital      Deficit
                                   ------------  ------------  ------------  ------------   ------------  ------------
Balance as of November 12, 1998
   (inception) ..................             -  $          -     8,300,000        83,000   $          -  $          -
                                   ------------  ------------  ------------  ------------   ------------  ------------

Balance as of December 31, 1998 .             -             -     8,300,000        83,000              -             -

Receipt of stock subscription ...             -             -             -             -              -             -
Sale of common stock - initial
   public offering ..............             -             -     1,678,433        16,784      8,766,768             -
Sale of common stock -
   private placement ............             -             -       200,000         2,000        598,000             -
Stock options issued for services             -             -             -             -      2,424,246             -
Accumulated other comprehensive
   income .......................             -             -             -             -              -             -
Unearned Compensation
   expense ......................             -             -             -             -              -             -
Net loss ........................             -             -             -    (3,760,176)
                                   ------------  ------------  ------------  ------------   ------------  ------------

Balance as of December 31, 1999 .             -             -    10,178,433       101,784   $ 11,789,014  $ (3,760,176)

Proceed from sale of common
   stock, net of expenses .......             -             -     1,727,763        17,278      1,363,104             -
Stock issued for services .......             -             -       360,000         3,600        356,400             -
Stock options issued for services             -             -             -             -      1,489,625             -
Accumulated other comprehensive
   income .......................             -             -             -             -              -             -
Unearned Compensation
   expense ......................             -             -             -             -              -             -
Net loss ........................             -             -             -    (9,531,071)
                                   ------------  ------------  ------------  ------------   ------------  ------------

Balance as of December 31, 2000 .             -             -    12,266,196       122,662   $ 14,998,143  $(13,291,247)

Proceeds from sale of preferred .         1,000            10             -             -        995,990             -
   stock
Proceed from sale of common .....             -             -     2,821,360        28,214        446,562             -
   stock
Stock issued for services .......             -             -    14,585,000       145,850      2,224,050             -
Treasury Stock ..................             -             -             -             -              -             -
Unearned Compensation
   expense ......................             -             -             -             -              -             -
Net loss ........................             -             -             -             -              -    (6,238,892)
                                   ------------  ------------  ------------  ------------   ------------  ------------

Balance as of December 31, 2001 .         1,000            10    29,672,556       296,726   $ 18,664,745  $(19,530,139)

Unearned Compensation ...........             -             -             -             -              -             -
   expense
Net loss ........................             -             -             -             -              -      (429,931)
                                   ------------  ------------  ------------  ------------   ------------  ------------

Balance as of June 30, 2002 .....         1,000            10    29,672,556       296,726   $ 18,664,745  $(19,960,070)
                                   ============  ============  ============  ============   ============  ============

                 See notes to consolidated financial statements
                                      F-4-A

                           MEDIUM4.COM, INC. AND SUBSIDIARIES
                            (A Development Stage Enterprise)

                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY

                                                       Accumulated
                                                          Other                            Unearned          Total
                                      Subscription    Comprehensive       Treasury       Compensation     Stockholders
                                       Receivable         Income           Stock           Expense           Equity
                                       ----------       ----------       ----------       ----------       ----------
Balance as of November 12, 1998
   (inception) ..................         (83,000)               -                -                -                -
                                       ----------       ----------       ----------       ----------       ----------
Balance as of December 31, 1998 .         (83,000)               -                -                -                -

Receipt of stock subscription ...          83,000                -                -                -           83,000
Sale of common stock - initial
   public offering ..............               -                -                -                -        8,783,552
Sale of common stock -
   private placement ............               -                -                -                -          600,000
Stock options issued for services               -                -                -                -        2,424,246
Accumulated other comprehensive
   income .......................               -          (17,052)               -                -          (17,052)
Unearned Compensation
   expense ......................               -                -                -       (2,121,215)      (2,121,215)
Net loss ........................               -                -                -                -       (3,760,176)
                                       ----------       ----------       ----------       ----------       ----------

Balance as of December 31, 1999 .               -          (17,052)               -       (2,121,215)       5,992,355
Proceed from sale of common
   stock, net of expenses .......               -                -                -                -        1,380,382
Stock issued for services .......               -                -                -                -          360,000
Stock options issued for services               -                -                -                -        1,489,625
Accumulated other comprehensive
   income .......................               -           17,052                -                -           17,052
Unearned Compensation
   expense ......................               -                -                -          720,547          720,547
Net loss ........................               -                -                -                -       (9,531,071)
                                       ----------       ----------       ----------       ----------       ----------

Balance as of December 31, 2000 .               -                -                -       (1,400,668)         428,890

Proceeds from sale of preferred .               -                -                -                -          996,000
   stock
Proceed from sale of common .....               -                -                -                -          474,776
   stock
Stock issued for services .......               -                -                -        2,369,900
Treasury Stock ..................               -                -          (50,000)               -          (50,000)
Unearned Compensation
   expense ......................               -                -                -                -                -
Net loss ........................               -                -                -        1,154,880       (5,084,012)
                                       ----------       ----------       ----------       ----------       ----------

Balance as of December 31, 2001 .               -                -          (50,000)        (245,788)        (864,446)
Unearned Compensation ...........               -                -                -          122,894          122,894
   expense
Net loss ........................               -                -                -                -         (429,931)
                                       ----------       ----------       ----------       ----------       ----------

Balance as of June 30, 2002 .....               -                -          (50,000)        (122,894)      (1,171,483)
                                       ==========       ==========       ==========       ==========       ==========

                 See notes to consolidated financial statements
                                      F-4-B

           MEDIUM4.COM, INC. AND SUBSIDIARIES
            (A Development Stage Enterprise)

          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Cumulative
                                                                                 November 12,
                                                                                   1998
                                                      Six Months Ended June 30,  (inception)
                                                       -----------------------   to  June 30,
                                                          2002        2001           2002
                                                       ---------   -----------   ------------
                                                      (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................  $(429,931)  $(2,068,641)  $(19,960,069)
Adjustments to reconcile net loss to net cash used in
operating activites:
Depreciation ........................................     46,892       213,572        812,459
Amortization ........................................      1,336       236,462        675,936
Impairment of fixed assets ..........................          -             -        250,000
Write down of fixed assets ..........................          -             -        334,922
Write down of sofware development costs .............          -             -        534,498
Unearned compensation expense .......................    122,894       728,956      1,998,321
Common stock and options issued for services ........          -             -      4,522,556
Other current assets ................................        376        10,324              -
Accounts payable ....................................     13,455      (104,480)       357,415
Accrued expenses ....................................     (9,648)            -        202,195
Due to related parties ..............................          -             -         (6,670)
Deferred revenue ....................................    (25,000)     (136,000)       280,000
                                                       ---------   -----------   ------------

NET CASH USED IN OPERATIONS .........................   (279,625)   (1,119,807)    (9,998,437)
                                                       ---------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate .............................          -             -       (100,000)
Purchases of capital expenditures ...................          -             -     (2,653,098)
Other assets ........................................          -          (940)       (20,899)
                                                       ---------   -----------   ------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES .          -          (940)    (2,773,996)
                                                       ---------   -----------   ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Loan payable - related party ........................    267,253       306,343        510,732
Sale of common stock ................................          -       818,500     11,238,710
Sale of preferred stock .............................          -             -        996,000
Purchase of treasury stock ..........................          -             -        (50,000)
Change in subscription receivable ...................          -             -         83,000
                                                       ---------   -----------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...........    267,253     1,124,843     12,778,441
                                                       ---------   -----------   ------------

NET INCREASE (DECREASE) IN CASH .....................    (12,372)        4,096          6,008

CASH, beginning of the period .......................     18,380        50,462              -
                                                       ---------   -----------   ------------

CASH, end of the period .............................  $   6,008   $    54,558          6,008
                                                       =========   ===========   ============

Supplemental disclosures of cash flow information:
Interest paid ....................................... $        -   $         -              -
Taxes paid ..........................................          -             -              -

Non cash financing activities:
Common stock and options issued for services ........ $        -   $ 1,489,625

                See notes to consolidated financial statements

                               Medium 4. Com Inc.

                          Notes to Financial Statements
                                   (Unaudited)
--------------------------------------------------------------------------------

1. Basis of Presentation:

The accompanying unaudited financial statements of Medium4.com, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended June 30, 2002 and 2001 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2. Going Concern

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $19.9 million.

3. Equity Transactions/Advances

In May 2002, the Company entered into a "Mezzanine Financing Loan Agreement" with a related party, pursuant to which the related party, in his sole discretion, loaned funds to the Company for working capital purposes and advanced funds to professionals and consultants rendering services to the Company. Funds loaned and advanced pursuant to the Mezzanine Financing Loan Agreement and a related promissory note bear interest at 10% per annum, and the aggregate principal amount of all such funds and advances, together with accrued interest thereon, is due and payable with five days after written demand of the related party. Such funds are also required to be prepaid, without written demand, from the proceeds of any and all issuances of the securities of the Company and any and all future debt financings of the Company.

The principal amount of funds loaned and advanced by the related party are convertible into shares of the Common Stock of the Company at a conversion price of $.10 per share. As of August 14, 2002, none of the principal amount of funds loaned and advanced by the related party pursuant to the Mezzanine Financing Loan Agreement had been converted into shares of the Company's Common Stock.

As of June 30, 2002, the related party had advanced $267,255 to the Company pursuant to the Mezzanine Financing Loan Agreement.

4. Revenues

Revenues relates to the recognition of deferred revenues on a license fee which the Company has no further obligations to render services or support the licensing arrangement. During the second quarter ended June 30, 2002, the Company received $200,000 from its affiliate for fees. Such monies have been deferred until the complete documents are finalized to support the fees earned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    In view of the evolving nature of our business and our limited operating history, we believe a description of our revenues and operating results is not necessarily meaningful and should not be relied upon as indications of future performance. Our current business plan assumes that we will not derive any significant revenues from advertising or other activities during 2002, or even later. Our business plan further assumes that, subject to cash flow availability, we will continue to invest in and disburse substantial funds to continue current operations at their current minimal level and to develop our single network of special interest, continuously streaming broadband entertainment channels, for which purpose we will require additional capital investments.

    Remaining a going concern will require additional financing until such time as sufficient cash flows are generated from operations. Anticipated interest-bearing loans from an affiliated person, together with our limited current cash resources and operating revenues, are expected to be able to support our operations through the end of the third quarter of the year 2002.

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

Results of Operations

    Six months ended June 30, 2002 vs. six months ended June 30, 2001

    We sustained a net loss of $260,295 for the six-month fiscal period ended June 30, 2002 on revenues of approximately $88,546, compared to a net loss of $1,381,640 for the six-month fiscal period ended June 30, 2001 on revenues of approximately $85,000. Revenues for the current period relate to the recognition of deferred revenues on a license fee which the Company has no further obligations to render services or support the licensing arrangement. During the second quarter ended June 30, 2002, the Company received $200,000 from its affiliate for fees. Such monies have been deferred until the complete documents are finalized to support the fees earned.

    Our production costs for the development of our original content for the six-month period ended June 30, 2002, were approximately $23,915, basically unchanged from the six-month period ended June 30, 2001. Production costs for the current period include the cost of (i) data communications, (ii) software license fees; (iii) content license fees, where necessary in order to acquire additional content; and (iv) the expense of hiring and compensating employees and independent contractors who handle production and delivery of our content.

    Our selling, general and administrative expenses were approximately $631,195 for the six-month period ended June 30, 2002, compared to $2,280,306 for the six-month period ended June 30, 2001. For the current period, the expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, and other general and administrative costs such Internet domain and Web service costs. The difference in the current period compared to the prior period is primarily due to the reduction of staff and the scaling-back of operations effectuated in second half of 2001.

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

    For the six months year ended June 30, 2002, we used approximately $279,625 in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by unearned compensation expenses, depreciation and amortization, and increases in accounts payable.

    At June 30, 2002, we had $6,008 in cash. We will require additional investment from the sale of our securities and/or anticipated non-interest bearing loans and/or additional capital contributions from an affiliated person to be able to continue our operations, even on their current limited basis. We do not know if additional investment or financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to cease business operations.

                          PART ii--OTHER INFORMATION

Item 1.  Legal Proceedings

         On July 10, 2002, the Company and certain related parties entered into a Settlement Agreement with Cavendish Asset Management, LTD, a British Virgin Islands corporation (`Cavendish"), pursuant to which the action brought by Cavendish against the Company and the related parties in the courts of the State of New York were terminated with no payment or compensation of any kind to the plaintiff. Cavendish brought the action in September, 2000, alleging breach of contract and fraud by a party it alleged was controlled by the Company in connection with the sale of a certain political and travel publication. All parties to the litigation exchanged mutual releases.

         Also in July 2002, the Company settled an arbitration claim brought by an affiliate of Cavendish, Windfire International Corporation, Ltd., which is also a British Virgin Islands Corporation. The claim also was settled on the basis of mutual releases and no compensation.

Item 2.  Changes in Securities and Use of Proceeds.

         (c) In May 2002, the Company entered into a "Mezzanine Financing Loan Agreement" with a related party, pursuant to which the related party, in his sole discretion, loaned funds to the Company for working capital purposes and advanced funds to professionals and consultants rendering services to the Company. Funds loaned and advanced pursuant to the Mezzanine Financing Loan Agreement and a related promissory note bear interest at 10% per annum, and the aggregate principal amount of all such funds and advances, together with accrued interest thereon, is due and payable with five days after written demand of the related party. Such funds are also required to be prepaid, without written demand, from the proceeds of any and all issuances of the securities of the Company and any and all future debt financings of the Company.

             The principal amount of funds loaned and advanced by the related party are convertible into shares of the Common Stock of the Company at a conversion price of $.10 per share, which corresponds to the average trading price of the Common Stock as of the date of the Mezzanine Financing Agreement. As of August 14, 2002, none of the principal amount of funds loaned and advanced by the related party pursuant to the Mezzanine Financing Loan Agreement had been converted into shares of the Company's Common Stock.

             As of June 30, 2002, the related party had advanced $267,255 to the Company pursuant to the Mezzanine Financing Loan Agreement.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits:

      99.1  Certification of Chief Executive Officer and
            Principal Financial Officer

(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2002                          Medium4.com, Inc.
                                                 (Registrant)



                                            By: /s/ JONATHAN BRAUN
                                                ----------------------------
                                                Jonathan Braun, Chairman and
                                                Principal Executive,
                                                Financial and Accounting Officer