Form 10-Q
period 2002-09-30
MEDIUM4 COM INC
filed 2002-10-18
CIK 1077634

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended: September 30, 2002

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

Yes_X_    No___

    The number of shares of Common Stock, par value $ .01 per share, outstanding as of September 30, 2002 is 49,797,556.

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Information


                                MEDIUM4.Com Inc.
                                    CONTENTS

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
FINANCIAL STATEMENTS


         Balance Sheets as of September 30, 2002 and December 31, 2001 .....F-2


         Statements of Operations - For the Three Months Ended
         September 30, 2002 and 2001, Nine Months Ended September 30,
         2002 and 2001, Cumulative November 12, 1998 (inception) to
         September 30, 2002 ................................................F-3


         Statement of Stockholder's Deficiency - For the Nine Months
         Ended September 30, 2002 Cumulative November 12, 1998
         (inception) to September 30, 2002 ............................F-4 A & B


         Statements of Cash Flows - Cumulative November 12, 1998
         (inception) to September 30, 2002 .................................F-5


NOTES TO FINANCIAL STATEMENTS ..............................................F-6

                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET


                                                    September 30,  December 31,
                                                        2002           2001
                                                    ------------   ------------
                                                     (unaudited)     (audited)
                       ASSETS

CURRENT ASSETS:
Cash ............................................. $           -   $     18,380
Other current assets .............................             -            376
                                                    ------------   ------------
Total Current Assets .............................             -         18,756

INVESTMENT IN AFFILIATE ..........................             -        100,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET ........             -         93,511

OTHER ASSETS .....................................             -         27,569
                                                    ------------   ------------
                                                   $           -   $    239,836
                                                    ============   ============


      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable .................................  $    181,419   $    343,960
Accrued expenses .................................        30,000        211,843
Loan payable - related party .....................       563,858        243,479
Deferred Revenue .................................             -        305,000
                                                    ------------   ------------
Total Current Liabilities ........................       775,277      1,104,281

STOCKHOLDERS' DEFICIENCY
Series A Preferred stock $.01 par value 5,000
  shares authorized, -0- and 1,000 issued and
  outstanding, respectively (liquidation
  value of $1,000,000) ...........................             -             10
Common stock, $.01 par value; 75,000,000
  shares authorized, 51,822,556 and 29,672,556
  issued and outstanding, respectively ...........       518,226        296,726
Paid in capital ..................................    18,680,224     18,664,745
Deficit accumulated during development stage .....   (19,702,280)   (19,530,138)
Unearned compensation expense ....................      (221,447)      (245,788)
Treasury stock ...................................       (50,000)       (50,000)
                                                    ------------   ------------
Total Stockholder's deficiency ...................      (775,277)      (864,446)
                                                    ------------   ------------
                                                   $           -   $    239,836
                                                    ============   ============

                See notes to consolidated financial statements.

                                          MEDIUM4.COM, INC. AND SUBSIDIARIES
                                           (A Development Stage Enterprise)

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         Cumulative
                                                                                                        November 12,
                                                                                                           1998
                                                 Three Months Ended           Nine Months Ended         (inception)
                                                    September 30,                September 30,               to
                                              -------------------------   ---------------------------   September 30,
                                                 2002          2001           2002           2001           2002
                                              -----------  ------------   ------------   ------------   ------------
                                              (unaudited)  (unaudited)     (unaudited)    (unaudited)    (unaudited)

REVENUE ....................................  $   180,000  $    447,272        406,046   $    727,303      1,777,049

COST OF SALES (exclusive of depreciation and
  amortization shown separately below) .....            -       147,948              -        157,448        471,866
                                              -----------  ------------   ------------   ------------   ------------

GROSS PROFIT ...............................      180,000       299,324        406,046        569,855      1,305,183

EXPENSES:
Production .................................            -             -         24,815         53,622      2,761,057
Selling, general and administrative expenses       40,806     1,977,078        621,353      3,819,149     17,038,429
Write down of fixed assets .................       87,137             -         87,137              -        672,059
Depreciation and amortization ..............        3,599       198,042         54,127        648,075        751,997
                                              -----------  ------------   ------------   ------------   ------------
Total expenses .............................      131,542     2,175,120        787,432      4,520,846     21,223,542
                                              -----------  ------------   ------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS ..............       48,458    (1,875,796)      (381,386)    (3,950,991)   (19,918,359)

OTHER INCOME (EXPENSE):
Interest income ............................            -             -              -            390        291,868
Write down of capitalized development costs             -             -              -              -       (534,498)
Write down of investments ..................            -             -              -              -        (59,000)
Loss on marketable securities ..............            -             -              -              -       (125,445)
Other income ...............................      209,211             -        209,244          6,164        227,222
                                              -----------  ------------   ------------   ------------   ------------
Total other income (expense) ...............      209,211             -        209,244          6,554       (199,853)
                                              -----------  ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE TAXES .................      257,669    (1,875,796)      (172,142)    (3,944,437)   (20,118,212)

INCOME TAX EXPENSE .........................            -             -              -              -         14,000
                                              -----------  ------------   ------------   ------------   ------------

NET INCOME (LOSS) ..........................  $   257,669  $ (1,875,796)      (172,142)  $ (3,944,437)   (20,132,212)
                                              ===========  ============   ============   ============   ============

Other comprehensive income, net of tax:
Foreign currency translation adjustments ...            -             -              -              -        (17,052)

Comprehensive Income .......................  $   257,669  $ (1,875,796)  $   (172,142)  $ (3,944,437)  $(20,149,264)
                                              ===========  ============   ============   ============   ============

Weighted average shares of common stock
outstanding ................................   37,055,889    17,892,196     31,887,556     15,354,596

Net income (loss) per share ................  $      0.01  $      (0.10)         (0.01)  $      (0.26)
                                              ===========  ============   ============   ============

                                    See notes to consolidated financial statements.
                                                          F-3

                                           MEDIUM4.COM, INC. AND SUBSIDIARIES
                                            (A Development Stage Enterprise)

                                   CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY


                                               Preferred Stock          Common Stock          Additional
                                             -------------------   -----------------------     Paid in      Accumulated
                                             Shares      Amount      Shares       Amount       Capital        Deficit
                                             -------   ---------   ----------  -----------   ------------   ------------
Balance as of November 12, 1998
   (inception) ............................        -   $       -    8,300,000  $    83,000   $          -   $          -
                                             -------   ---------   ----------  -----------   ------------   ------------

Balance as of December 31, 1998 ...........        -           -    8,300,000       83,000              -              -

Receipt of stock subscription .............        -           -            -            -              -              -
Sale of common stock - initial
   public offering ........................        -           -    1,678,433       16,784      8,766,768              -
Sale of common stock -
   private placement ......................        -           -      200,000        2,000        598,000              -
Stock options issued for services .........        -           -            -            -      2,424,246              -
Accumulated other comprehensive
   income .................................        -           -            -            -              -              -
Unearned Compensation
   expense ................................        -           -            -            -              -              -
Net loss ..................................        -           -            -            -              -     (3,760,176)
                                             -------   ---------   ----------  -----------   ------------   ------------

Balance as of December 31, 1999 ...........        -   $       -   10,178,433  $   101,784   $ 11,789,014   $ (3,760,176)

Proceed from sale of common
   stock, net of expenses .................        -           -    1,727,763       17,278      1,363,104              -
Stock issued for services .................        -           -      360,000        3,600        356,400              -
Stock options issued for services .........        -           -            -            -      1,489,625              -
Accumulated other comprehensive
   income .................................        -           -            -            -              -              -
Unearned Compensation
   expense ................................        -           -            -            -              -              -
Net loss ..................................        -           -            -            -              -     (9,531,071)
                                             -------   ---------   ----------  -----------   ------------   ------------

Balance as of December 31, 2000 ...........        -   $       -   12,266,196  $   122,662   $ 14,998,143   $(13,291,247)

Proceeds from sale of preferred ...........    1,000          10            -            -        995,990              -
   stock
Proceed from sale of common ...............        -           -    2,821,360       28,214        446,562              -
   stock
Stock issued for services .................        -           -   14,585,000      145,850      2,224,050              -
Treasury Stock ............................        -           -            -            -              -              -
Unearned Compensation
   expense ................................        -           -            -            -              -              -
Net loss ..................................        -           -            -            -              -     (6,238,892)
                                             -------   ---------   ----------  -----------   ------------   ------------

Balance as of December 31, 2001 (audited) .    1,000   $      10   29,672,556  $   296,726   $ 18,664,745   $(19,530,139)

Proceeds from conversion of preferred .....   (1,000)        (10)  20,000,000      200,000       (199,990)             -
   shares
Proceed from sale of common ...............        -           -       25,000          250          2,000              -
   stock
Stock issued for services .................        -           -    2,125,000       21,250        148,750              -

Contribution of capital ...................        -           -            -            -         64,719              -

Unearned Compensation .....................        -           -            -            -              -              -
   expense
Net loss ..................................        -           -            -            -              -       (172,142)
                                             -------   ---------   ----------  -----------   ------------   ------------

Balance as of September 30, 2002(unaudited)        -   $       -   51,822,556  $   518,226   $ 18,680,224   $(19,702,280)
                                             =======   =========   ==========  ===========   ============   ============

                                    See notes to consolidated financial statements.
                                                          F-4 A

                                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                                        (A Development Stage Enterprise)

                               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY


                                                           Accumulated
                                                             Other                      Unearned       Total
                                            Subscription  Comprehensive   Treasury    Compensation  Stockholders
                                             Receivable      Income         Stock        Expense       Equity
                                             -----------   -----------   -----------   -----------   -----------
Balance as of November 12, 1998
   (inception) ............................  $   (83,000)  $         -   $         -   $         -   $         -
                                             -----------   -----------   -----------   -----------   -----------

Balance as of December 31, 1998 ...........      (83,000)            -             -             -             -

Receipt of stock subscription .............       83,000             -             -             -        83,000
Sale of common stock - initial
   public offering ........................            -             -             -             -     8,783,552
Sale of common stock -
   private placement ......................            -             -             -             -       600,000
Stock options issued for services .........            -             -             -             -     2,424,246
Accumulated other comprehensive
   income .................................            -       (17,052)            -             -       (17,052)
Unearned Compensation
   expense ................................            -             -             -    (2,121,215)   (2,121,215)
Net loss ..................................            -             -             -             -    (3,760,176)
                                             -----------   -----------   -----------   -----------   -----------

Balance as of December 31, 1999 ...........  $         -   $   (17,052)  $         -   $(2,121,215)  $ 5,992,355

Proceed from sale of common
   stock, net of expenses .................            -             -             -             -     1,380,382
Stock issued for services .................            -             -             -             -       360,000
Stock options issued for services .........            -             -             -             -     1,489,625
Accumulated other comprehensive
   income .................................            -        17,052             -             -        17,052
Unearned Compensation
   expense ................................            -             -             -       720,547       720,547
Net loss ..................................            -             -             -             -    (9,531,071)
                                             -----------   -----------   -----------   -----------   -----------

Balance as of December 31, 2000 ...........  $         -   $         -   $         -   $(1,400,668)  $   428,890

Proceeds from sale of preferred ...........            -             -             -             -       996,000
   stock
Proceed from sale of common ...............            -             -             -             -       474,776
   stock
Stock issued for services .................            -             -             -             -     2,369,900
Treasury Stock ............................            -             -       (50,000)            -       (50,000)
Unearned Compensation
   expense ................................            -             -             -             -             -
Net loss ..................................            -             -             -     1,154,880    (5,084,012)
                                             -----------   -----------   -----------   -----------   -----------

Balance as of December 31, 2001 (audited) .  $         -   $         -   $   (50,000)  $  (245,788)  $  (864,445)

Proceeds from conversion of preferred .....            -             -             -             -             -
   shares
Proceed from sale of common ...............            -             -             -             -         2,250
   stock
Stock issued for services .................            -             -             -      (160,000)       10,000

Contribution of capital ...................            -             -             -             -        64,719

Unearned Compensation .....................            -             -             -       184,341       184,341
   expense
Net loss ..................................            -             -             -             -      (172,142)
                                             -----------   -----------   -----------   -----------   -----------

Balance as of September 30, 2002(unaudited)  $             $         -   $   (50,000)  $  (221,447)  $  (775,277)
                                             ===========   ===========   ===========   ===========   ===========

                                    See notes to consolidated financial statements.
                                                          F-4 B

                                       MEDIUM4.COM, INC. AND SUBSIDIARIES
                                        (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                 November 12,
                                                                                                    1998
                                                            Nine Months Ended September 30,     (inception) to
                                                           --------------------------------      September 30,
                                                               2002               2001               2002
                                                           -------------      -------------      -------------
                                                            (unaudited)        (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................      $   (172,142)      $ (3,944,437)      $(19,702,280)
Adjustments to reconcile net loss to net cash used in
operating activites:
Depreciation ........................................             5,038            291,607            770,605
Amortization ........................................             1,336            356,469            675,936
Impairment of fixed assets ..........................                 -                  -            250,000
Write down of fixed assets ..........................            87,137                  -            422,059
Write down of sofware development costs .............                 -                  -            534,498
Equity based compensation ...........................           194,341          1,093,433          2,069,768
Common stock and options issued for services ........                 -            867,000          4,522,556
Other current assets ................................               376             10,324                  -
Other assets ........................................            27,570            226,010                  -
Accounts payable ....................................          (162,541)          (112,187)           181,419
Accrued expenses ....................................          (181,843)           748,300             30,000
Deferred revenue ....................................          (305,000)          (476,000)                 -
                                                           ------------       ------------       ------------

NET CASH USED IN OPERATIONS .........................          (505,728)          (939,481)       (10,245,439)
                                                           ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate .............................           100,000                  -                  -
Purchases of capital expenditures ...................                 -               (330)        (2,653,098)
                                                           ------------       ------------       ------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES .           100,000               (330)        (2,653,098)
                                                           ------------       ------------       ------------
CASH PROVIDED BY FINANCING ACTIVITIES:
Loan payable - related party ........................           320,379            435,349            563,858
Sale of common stock ................................             2,250            454,000         11,240,960
Sale of preferred stock .............................                 -                  -            996,000
Purchase of treasury stock ..........................                 -                  -            (50,000)
Contribution of capital .............................            64,719                  -             64,719
Change in subscription receivable ...................                 -                  -             83,000
                                                           ------------       ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...........           387,348            889,349         12,898,537
                                                           ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH .....................           (18,380)           (50,462)                 -

CASH, beginning of the period .......................            18,380             50,462                  -
                                                           ------------       ------------       ------------

CASH, end of the period .............................      $          -       $          -                  -
                                                           ============       ============       ============


Supplemental disclosures of cash flow information:
Interest paid .......................................      $          -       $          -                  -
Taxes paid ..........................................                 -                  -                  -

Non cash financing activities:
Common stock and options issued for services ........      $    160,000       $          -
Conversion of preferred stock to common stock .......      $    200,000       $          -


                                 See notes to consolidated financial statements.
                                                       F-5

                               Medium 4. Com Inc.

                          Notes to Financial Statements
                                   (Unaudited)

--------------------------------------------------------------------------------

1.       Basis of Presentation:

The accompanying unaudited financial statements of Medium 4. Com Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2002 and 2001 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10K) filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.       Going Concern

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $20.0 million.

3.       Advances

A related party advanced $385,098 to the Company during the period of January 1, 2002 to September 30, 2002.

4.       Revenues

Revenues relates to the recognition of deferred revenues on a license fee which the Company has no further obligations to render services or support the licensing arrangement. During the second quarter ended June 30, 2002, the Company received $200,000 from its affiliate for fees and the purchase of the investment in affiliate of $100,000. The $100,000 in fees and sale of investment were recorded in the third quarter, when the paperwork was finalized to support the fees earned.

5.       New Accounting Developments

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 on "Accounting for Costs Associated with Exit or Disposal Activities". The Company is reviewing the requirements and implications of adopting such standards by December 31, 2002. This Statement addresses financial and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company currently does not believe adopting such standards will have a material effect on the presentation of the financial statements.

6.       Reclassifications

Certain reclassifications have been made to the prior period financial statements in order to conform with the 2002 presention.

7.       Stockholder's Equity

During the third quarter ended September 30, 2002, the following equity events occurred;

         - The preferred shareholders exercised their right to convert the 1000 outstanding preferred shares into 20,000,000 shares of common stock.

         - 125,000 shares were issued for services rendered, such shares were valued at $10,000 and expensed.

         - 2,000,000 shares were recorded as outstanding due to a contractual obligation to render future consulting services over the next six months. These shares were valued at $160,000 and will be amortized ratably over the next six months.

         - 25,000 shares were issued to satisfy a debt obligation of the Company, such shares were valued at $2,250.

         -        A director and shareholder contributed $64,719 to capital.

8.       Settlement Agreements

As of September 30, 2002, the following agreements were settled;

         - Medium4.com, Inc. (the "Issuer") and Mr. David Badner, a private investor in the Issuer ("Badner"), terminated his Consulting Agreement dated as of December 1, 2001, pursuant to which Badner provided consulting services to the Issuer at a rate of $15,000 per month.

         - Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ") and a major stockholder of the Issuer, acquired the right, title and interest of Badner in a Convertible Promissory Note of the Issuer dated May 30, 2002. The principal of this Promissory Note was $563,857 as of September 30, 2002, none of which had been converted into shares of the Issuer's Common Stock pursuant to its terms. The purchase price by IAJ to Badner was $563,857, essentially the equivalent of the outstanding principal amount of the Promissory Note.

         - The Issuer and Mr. Jonathan Braun, President and Chief Executive Officer of the Issuer ("Braun"), executed a Release and Indemnity Agreement pursuant to which Braun has resigned as a director of the Issuer, and will resign as President and CEO, and all other executive capacities of the Issuer effective with the filing of the Issuer Form 10-Q for the quarter ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         In view of the evolving nature of our business and our limited operating history, we believe a description of our revenues and operating results is not necessarily meaningful and should not be relied upon as indications of future performance.

         Effective September 30, 2002, Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ") and a major stockholder of the Company, consummated a series of related transactions pursuant to which IAJ together with its affiliates became our majority shareholder. With the help of IAJ, we are revising our business plan to expand our business avenues in the area of media technology. We anticipate shifting our revenue model from broadband entertainment channels and revenues derived from advertising, to a renewed focus on developing media technology products and services and on licensing revenues. To this end, we may develop such media technology products and services internally, or acquire them from other parties. We do not anticipate revenues from such activities prior to the second quarter of 2003.

         Attaining our new business objectives will require additional capital investments. Our new majority shareholder, IAJ, has preliminarily indicated that it will support us financially in the short term until such time as we generate enough cash flow from new business activities to be self-sufficient. IAJ has made no formal commitment as yet, but it is anticipated that such support may take the form of additional capital investment, mezzanine debt financing, or a combination of the two. Any such financial support will likely result in additional dilution on a pro rata basis of the percentage ownership of all holders of common stock other than IAJ. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to cease business operations.

Results of Operations

Fiscal period ended September 30, 2002

We sustained a net income of $257,669 for the three-month fiscal period ended September 30, 2002 on revenues of approximately $280,000 compared to a net loss of $1,875,796 for the three-month fiscal period ended September 30, 2001 on revenues of approximately $447,272. We sustained a net loss of $172,142 for the nine-month fiscal period ended September 30, 2002 on revenues of approximately $406,046 compared to a net loss of $3,944,437 for the nine-month fiscal period ended September 30, 2001 on revenues of approximately $727,303. Revenues for the current period relate to the recognition of deferred revenues on a license fee which the Company has no further obligations to render services or support the licensing arrangement. During the second quarter ended June 30, 2002, the Company received $200,000 from its affiliate ForeignTV Japan as a $100,000 final payment under all licensing agreements it has executed with the Company and a $100,000 for the purchase of the Company's equity interest in the ForeignTV affiliate, which was recorded at a value of $100,000 prior to the sale of such equity interest. Such monies have been recognized in the current quarter upon the completion of formal documents to support the fees earned and the sale of the equity interest.

We incurred no production costs for in the three-month period ended September 30, 2002, because we have suspended the production of all original content pending the refocusing of our business activities away from original programming to media technology products and services and on licensing revenues. Productions costs in the nine-month period ended September 30, 2002 were approximately $24,815, roughly half the $53,662 expended in the nine-month period ended September 30, 2001. Production costs for the nine-month period nine-month period ended September 30, 2002 include the cost of (i) data communications, (ii) software license fees; (iii) content license fees, where necessary in order to acquire additional content; and (iv) the expense of hiring and compensating employees and independent contractors who handle production and delivery of our content.

Our selling, general and administrative expenses were approximately $40,806 for the three-month period ended September 30, 2002, compared to $1,977,078 for the three-month period ended September 30, 2001. Our selling, general and administrative expenses were approximately $621,353 for the nine-month period ended September 30, 2002, compared to $3,819,149 for the nine-month period ended September 30, 2001. For the current period, the expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, and other general and administrative costs such Internet domain and Web service costs. The difference in the current periods compared to the prior periods is primarily due to the reduction of staff and the scaling-back of operations effectuated in second half of 2001. The Company recorded $209,211 of other income during the quarter ended September 30, 2002 relating to the forgiveness of indebtedness due to negotiated settlements with several creditors.

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

         For the nine months ended September 30, 2002, we used approximately $505,728 in connection with our operating activities. Such amount was primarily attributable to net losses, accounts payable and accrued expenses, offset in part by equity based compensation, write down of fixed assets, depreciation and amortization, and increases in accounts payable.

         At September 30, 2002, we had no cash. We will require financial support from our majority shareholder in the anticipated form of interest bearing loans and/or additional capital contributions or additional investment from the sale of our securities to be able to continue our operations and to achieve our new business objectives. We do not know if additional investment or financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to cease business operations.

                           PART II - OTHER INFORMATION

Item 5.  Changes in Securities and Use of Proceeds.

         (c) Effective September 30, 2002, Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ") and a major stockholder of the Company converted (the "Conversion") 1,000 shares of the Company's Series A Convertible Preferred Stock (the "Preferred Shares") for 20,000,000 shares of the Company's Common Stock (the "Conversion Shares"). IAJ had acquired the Preferred Shares from the Company on October 30, 2001 in a private transaction for an aggregate consideration of $1,000,000. The source of funds used for the purchase of the Series A Convertible Preferred Stock was the working capital of IAJ. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Preferred Shares to the Conversion Shares.

         Also effective September 30, 2002, IAJ acquired the right, title and interest of David Badner ("Badner"), a private investor in and consultant to the Company, in a Convertible Promissory Note of the Company (the "Badner Promissory Note") dated May 30, 2002 in the principal amount of $563,857. The outstanding principal amount of the Badner Promissory Note is presently convertible into shares of the Common Stock of the Company at a conversion price of $.10 per share, or an aggregate of 5,638,570 shares. The source of funds used for the purchase of the Badner Promissory Note was the working capital of IAJ. As of the date of this report, none of the principal amount of the Badner Promissory Note had been converted into shares of the Company's Common Stock.

         The number of shares of Common Stock of the Company outstanding as of September 30, 2002 was issued 49,797,556 and another 2,025,000 shares were under contract to issue, based upon information provided by the Company. Together with shares of Common Stock owned by two other affiliates of IAJ--(PBAA Fund Ltd., a an open ended limited liability investment company incorporated in the British Virgin Islands and Terra Firma Fund Ltd. an open ended limited liability investment company incorporated in the British Virgin Islands--IAJ and its affiliates beneficially own 37,109,800 shares of Common Stock in the aggregate, or approximately 74.52% of the outstanding Common Stock. Should IAJ choose to convert the $563,857 in currently outstanding principal of the Badner Promissory Note at the conversion price of $.10 per share, for an aggregate of 5,638,570 shares of Common Stock, IAJ and its affiliates would in the aggregate beneficially own 42,748,370 shares of Common Stock, or approximately 77.11%% of the outstanding Common Stock.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (i) Agreement and Assignment dated as of September 25, 2002 by and among David Badner, Inter Asset Japan Co., Ltd. and Medium4.com, Inc. (incorporated by reference from the Company's Current Report on Form 8-K filed October 7, 2002).

                  (ii) Release and Indemnity dated as of September 25, 2002 by and among Jonathan Braun, Inter Asset Japan Co., Ltd. and Medium4.com, Inc. (incorporated by reference from the Company's Current Report on Form 8-K filed October 7, 2002).

                  (iii) 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b)      Reports on Form 8-K:

                  The Company filed a Current Report on Form 8-K on October 7, 2002 to report a change in control of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 18, 2002                         Medium4.com, Inc.
                                                (Registrant)



                                                By: /s/ JONATHAN BRAUN
                                                -------------------------
                                                Jonathan Braun, Chairman
                                                and Principal Executive,
                                                Financial and Accounting
                                                Officer