Form 10-K/A
period 2001-12-31
MEDIUM4 COM INC
filed 2002-12-12
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2

         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         Commission File Number: 0-25667

                                MEDIUM4.COM, INC.
              Exact name of registrant as specified in its charter)

              Delaware                                      13-4037641
   (State or other jurisdiction of                        I.R.S. Employer
    incorporation or organization)                       Identification No.)

                533 Airport Blvd. Suite 401, Burlingame, CA 94010
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code: (650) 685-2403

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant on December 12, 2002 was approximately $916,117.

As of December 12, 2002 there were 49,797,556 shares of our common stock outstanding.

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

    We have not achieved profitability since inception in 1999, and we do not anticipate deriving any significant revenues from advertising or other activities during the first half of 2002, or even later. As of the end of fiscal year 2001, we had negligible cash and we will need to obtain substantial additional financing in order to continue and expand our operations and to sustain our cash flow needs. Anticipated non-interest bearing loans from an affiliated person, together with our limited current cash resources and operating revenues, are expected to be able to support our operations through the end of the second quarter of the year 2002. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

    Our auditors have qualified their opinion on our financial statements on "going concern" basis; that is to say, our financial statements have been prepared assuming that we will continue as a going concern. Given our recurring losses from operations, including a net loss of approximately $6.2 million for the year ended December 31, 2001, and our working capital deficiency as of December 31, 2001, there is substantial doubt that we will able to continue as a going concern.

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

    During 2001 we refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS. We currently offer only a single network, which incorporates the following elements:

    - a single SLS channel, entitled StreamingUSATV which encompasses travel America channel;

    - a selection of video-on-demand jazz, blues, and Americana music videos;

    - two photo-image slideshow channels (SlideChannel and SlideChannel2);

    - a text-only channel (Channel2Read), presently dedicated to inspiring, patriotic quotations; and

    - an animation channel.

All of these elements are available around the clock, seven days per week.

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

    - a text-only channel (Channel2Read), presently dedicated to inspiring, patriotic quotations; and

    - an animation channel.

    On October 30, 2001, we privately sold 1,000 shares of our newly designated Series A convertible preferred stock to Inter Asset Japan LBO No. 1 Fund, a Japanese institutional investor ("IAJ"), for an aggregate of $1,000,000.

    Each share of Series A convertible preferred stock is convertible into 20,000 shares of our common stock, or an aggregate of 20,000,000 shares if all of the Series A convertible preferred stock is converted. Had all of the shares of Series A convertible preferred stock been converted into shares of our common stock on the date of this Report, those shares would have represented an approximately 40.3% equity interest in our Company. IAJ does not currently hold any shares of our common stock; however, two affiliates of IAJ--PBAA Fund Ltd., ("PBAA") and Terra Firma Fund Ltd. ("Terra Firma"), both open-ended limited liability investment companies incorporated in the British Virgin Islands as a "Private Funds"--hold in the aggregate approximately 17,109,800 shares of our common stock. Should IAJ choose to convert all of its shares of Series A convertible preferred stock into 20,000,000 shares of our common stock, IAJ and its affiliates would in the aggregate beneficially own 37,109,800 shares of our common stock, or approximately 74.7% of the outstanding common stock. Thus, the sale of the 1,000,000 shares of our Series A convertible preferred stock to IAJ sale represents an event which may lead to a future change of control of our Company.

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

    The vToob is based on a publicly available media player that we acquired for a one-time nominal payment of approximately $150, and no further licensing fees are due. Our in-house programmers then modified the base code for the media player to customize it as the vToob, designing it to be directly launched-- at the click of a mouse--from the viewer's browser toolbar, favorites menu, or computer screen desktop. This addresses the central marketing challenge confronting nearly every website today--that a large majority of Internet traffic now goes to a handful of sites. The vToob positions StreamingUSA as an always-on-top Internet-based multimedia network with easy, one-click access.

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

    We inaugurated the vToob in October 2002. We expect that the "always-on-top" feature of the vToob will attract more users that our video-on-demand model, because of its convenience and its ability to allow a user to multitask while viewing our content.

    As for StreamingUSA's revenue model, current banner advertisements are free and simply used to generate interest and demonstrate viability and potential. In fiscal year 2001, we did not realize any significant revenue from advertising and did not enter into any revenue-producing relationship with advertisers. Though the world-wide advertising slump shows early signs of recovery, we believe that advertising will not be sufficient to support the network in the foreseeable future; instead, we are considering a hybrid subscription/ advertising revenue model.

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

INTERNET ADDRESSES--DOMAIN NAMES FOR PRESENT AND FUTURE CHANNELS

    The Company owns or licenses more than 1,500 unique Internet addresses or domain names. We currently offer content from approximately 40 of these addresses. Of the 1,500 domain names, we license approximately 135 pursuant to exclusive 25-year arrangements with Jonathan Braun, our President and Chief Executive Officer, and a not-for-profit corporation affiliated with him, the Center for Contemporary Diplomacy. For these approximately 135 domain names, we are required to pay annual license fees beginning at $600 per domain name (or $81,000 in the aggregate annually) escalating to $2,500 per domain name (or $337,500 in the aggregate annually) through the 25th year. For all other domain names, we are only required to pay an annual maintenance fee of approximately $35 per name, or a current aggregate of approximately $70,000. In 1999 and 2000, we paid $42,750 and $28,500, respectively, to the Center pursuant to its license agreement with us. In 1999 and 2000, we paid $10,800 and $0, respectively, to Mr. Braun pursuant to his license agreement with us. We did not make any payments to Mr. Braun or the Center in 2001. As of December 31, 2001, we were delinquent in licensing fees due to the Center in the approximate amount of $99,750, and due to Mr. Braun in the approximate amount of $54,000. Both the Center and Mr. Braun have waived their right to the fees due them pursuant to these agreements through December 31, 2001. Given our current financial condition, we anticipate that they will also waive the fees due them through fiscal 2002. We actively use only three of the 135 domain names that we license from Mr. Braun: Medium4.com, foreignTV.com, and StreamingUSA.com.

As part of our business strategy, we seek to protect the names that we actually use, or plan to use, by applying for trademark registration for these names. To conserve our limited cash, we do not plan on maintaining or renew the domain registration fees on all of the more than 1,500 domain names we currently use or license, but rather on the 40 from which we currently offer content. The other domain name registrations will be allowed to expire.

ANTICIPATED REVENUE SOURCES

Our original revenue model was based on the sale of advertising on our sites. In that model, we competed with on-line services, other Website operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and sales of advertising spots.

Our actual business experience since inception in generating advertising revenue has not been successful. In fiscal year 2001, for example, we did not realize any significant revenue from advertising and did not enter into any revenue-producing relationship with advertisers. The recent industry-wide decline in advertising dollars expended in the Internet further convinces us of the need to recast our business model away from advertising revenues and to alternative revenue sources, such as licensing our vToob viewer to other corporate users, selling sponsorships for all of part of a channel, and the sale of PLS encoding mechanisms. To date, we have not generated any significant revenue from any of these alternative revenue sources.

We have not yet formulated a strategy for these alternative revenue sources, nor do we know as yet the cost or the timing for attaining profitability pursuing these alternative revenue sources. We anticipate defining such strategy in 2002. Please also refer to the discussion of our on-going business strategy in the Introduction section in "Management's Discussion and Analysis of Financial Condition and Results Of Operations."

MARKETING AND PROMOTION

    To encourage the widespread downloading of our vToob and the viewing of our SLS network, we plan to concentrate our marketing efforts and resources on hiring outside consultants to facilitate mass e-mail campaigns that target potential viewers by channel, content and interest.

COMPETITION

    In an advertising-based revenue model, we compete with on-line services, other Website operators and advertising networks, as well as traditional media such as television, radio and print, for a share of advertisers' total advertising budgets and sales of advertising spots. We believe that the principal competitive factors for attracting advertisers include:

    - the number of users accessing our Website;

    - the demographics of our users;

    - our ability to deliver focused advertising and interactivity through our Website;

    - the overall cost-effectiveness and value of advertising on our network;
and

    - the ability of our viewers to access the Internet through high-speed connections.

    There is intense competition for the sale of advertising on high-traffic Websites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. The competition for advertisers among present and future Websites, as well as competition with other traditional media for advertising placements, has resulted in significant price competition. We also compete for traditional media advertising sales with national radio and television networks, as well as local radio and television stations. Such radio and television networks and stations in virtually all instances have larger and more established sales organizations than ours. These companies may also have greater name recognition and more established relationships with advertisers and advertising agencies. Such competitors may be able to undertake more extensive marketing campaigns, obtain a more attractive inventory of ad spots, adopt more aggressive pricing policies and devote substantially more resources to selling advertising inventory. Moreover, we compete against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. Moreover, our viewers must make an investment in technology, including a computer with an acceptable minimal configuration for comfortable Internet surfing (approximate retail cost $1,500) and a connection to the Internet (approximate monthly expense $18.00 for a 56kb dial-up connection and $45.00 for a high-speed broadband connection). Although approximately half of the US population currently has a computer in their homes, this figure is dwarfed by the fact that over 95% of the households in the US already own a television. To compete successfully in an advertising-based model,, we have to provide sufficiently compelling and popular content to attract viewers and support advertising intended to reach such users. We believe that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered.

    The Internet broadcasting market is highly competitive. Although many of our major competitors of streaming video have ceased operations during the last year or two, we believe that if we were to adhere to an advertising-based revenue model, we will continue to compete against a variety of content-based Internet companies. Some of the principal competitive factors in this market include the ability to adapt to new technologies and enhance the quality of content transmission, the ability to deliver quality content to your target viewers, the ability to obtain advertisers and the ability to have available financial resources.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 27, 2001, we held our 2001 annual meeting of stockholders. At the meeting, our stockholders elected I. William Lane, Jonathan Braun, Junichi Watanabe and Satoru Hirai to serve as our directors for a term of one year and until their respective successors are elected by a vote of 25,349,646 shares in favor and 2,585 shares withheld. Subsequent to the vote, Mr. Hirai declined the election because we were unable to provide our directors with liability insurance.

    Also after the annual meeting, our stockholders approved the issuance of up to 20,000,000 shares of our common stock upon the conversion of our Series A convertible preferred stock by a vote of 25,427,086 shares in favor, 15,170 shares opposed and 2,691,450 shares present but not voting, and approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 30,000,000 to 75,000,000 by a vote of 21,175,684 shares in favor, 2,495 shares opposed and 6,955,617 shares present but not voting. To obtain funds to meet our working capital needs, in October 2001 we completed a private placement of 1,000 shares of the newly designated Series A convertible preferred stock to Inter Asset Japan LBO No. 1 Fund, a Japanese institutional investor, for an aggregate price of $1,000,000. The purchaser represented to us that it was acquiring these shares for investment.

    Each share of Series A convertible preferred stock is convertible at any time or from time to time into 20,000 shares of our common stock, or an aggregate of 20,000,000 shares of our common stock if all of the Series A Convertible Preferred Stock is converted. No payment is due to us upon the conversion. The Series A convertible preferred stock carries no voting rights except as may be required by law, provides for the payment of dividends only when and if dividends are declared and paid on shares of our common stock and then in a like amount, provides for a liquidation preference of $1,000 per share and is not redeemable by us.

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

    During fiscal year 2001, we also issued the shares of our Common Stock set forth in following table. No underwriters were involved in any of these transactions.

                                                                          Date of Shareholder
                                                        Date of           Authorization (if         Date of
      Shares   Purpose                               Board Approval           applicable)           Issuance
      ------   -------                               --------------           -----------           --------
    2,000,000  Private sale (1)                         5/25/01                   N/A                6/8/01

       30,000  Legal services (2)                       5/25/01                   N/A                6/8/01

      297,600  Private sale (3)                         5/25/01                   N/A                6/8/01

      500,000  Accounting, administrative,              5/25/01                   N/A                6/8/01
               clerical and insurance services (4)

      500,000  Credit facility availability,            5/25/01                   N/A                6/8/01
               debt renegotiation, and
               managerial consulting services (5)

    1,400,000  (5)                                       7/2/01                   N/A                7/6/01

      500,000  Private sale (6)                         7/5/01;                   N/A               7/16/01;
                                                        8/20/01                                      8/22/01

   10,000,000  (5)                                      9/27/01                   N/A               10/17/01

    1,000,000  Marketing services (7)                   10/26/01                  N/A               11/30/01

       23,760  Private sale (8)                         10/26/01                  N/A               11/30/01

       30,000  Legal Services (2)                       10/26/01                  N/A               11/30/01

      250,000  Consulting services (9)                  10/26/01                  N/A               11/30/01

      195,000  Consulting services (10)                 10/26/01                  N/A               11/30/01

       40,000  Compensation of former employees (11)    10/26/01                  N/A               11/30/01

    1,000,000  (5)                                      10/26/01                  N/A               11/30/01

---------
(1) Represents a private sale at $0.15 per share to PBAA JPY Fund Ltd., a Japanese institutional investor. The market price of the Company's common stock on the date this transaction was authorized by the Company's Board of Directors was $0.25 per share.

(2) Represents shares issued in payment of legal services to Martin A. Stein, Esq. The market price of the Company's common stock on the date this transaction was authorized by the Company's Board of Directors was $0.25 per share.

(3) Represents a private sale at $0.25 per share, the market price of the Company's shares of common stock on the date this transaction was authorized by the Company's Board of Directors, to Betty Mandus Lane, the spouse of I. William Lane, the Company's Chairman of the Board of Directors. Mr. Lane disclaims any voting or dispositive right with respect to these shares, as well as any pecuniary interest therein.

(4) Represents shares issued as compensation to Raebrook Group Ltd., a non-affiliated insurance brokerage, for accounting, administrative and clerical services provided to the Company commencing on or about December 2000 following a substantial reduction in the Company's workforce and removal of its executive offices to Florida and continuing through the date hereof; also represents compensation for its payment on the Company's behalf of the cost of casualty, health and D&O insurance coverage for the Company's remaining employees and management. David Badner is a 50% equity owner of Raebrook Group, Ltd. (see Note 5, below). These shares were valued at the market price of the Company's common stock on the respective dates these issuances were authorized by the Company's Board of Directors.

(5) Represents shares issued as compensation for the extension to the Company by David Badner, a non-affiliated person, of a credit line of up to $600,000 at a time when the Company was unable to secure bank or other institutional financing. The Company has drawn down approximately $500,000 under this credit facility, of which $350,000 has been repaid and approximately $150,000 remains outstanding. Mr. Badner also loaned $200,000 to the Company to enable the Company to settle threatened litigation against the Company and one of its former executive officers, which sum has been repaid to Mr. Badner. The Company was not charged, and will not be charged any interest for these borrowings. At the request of the Company's Board of Directors, Mr. Badner undertook to renegotiate the terms of the Company's indebtedness to vendors, former employees, and consultants approximating $750,000 in the aggregate, which, through his efforts has been reduced to a current level of $150,000. Mr. Badner also provided and continues to provide managerial, financial and investor relationship consulting services to the Company on a per diem basis. These shares were valued at the market price of the Company's common stock on the respective dates these issuances were authorized by the Company's Board of Directors.

(6) Represents a private sale at $0.20 per share, being the market price of the Company's common stock at the time these sales were authorized by the Company's Board of Directors, to five persons.

(7) Represents compensation to Shigeki Mizukami for assisting the Company in marketing its streaming video technology and content in Japan and other Asian countries.

(8) Represents a private sale at $0.10 per share to two non-affiliated persons. The market price of the Company's common stock at the time this transaction was authorized by the Company's Board of Directors was approximately $0.18 per share. Westminster Securities Corporation facilitated the placement of these shares and was paid a customary fee for its efforts in these regards.

(9) Represents shares issued as compensation to Advanced Multi Media Group, a non-affiliated entity, for consulting services, including, among other matters, assisting the Company in its ongoing development of vToob technology, design of Streaming USA and marketing assistance and advice. The market price of the Company's common stock at the time this transaction was authorized by the Company's Board of Directors was approximately $0.18 per share.

(10) Represents shares issued as compensation to three internet consultants for their respective web design, maintenance and linkage services.

(11) Represents shares issued as compensation to two former non-executive employees.

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

Item 6. SELECTED FINANCIAL DATA

                                       Years ended December 31, (in thousands)
                                       ---------------------------------------
                                      2001        2000        1999         1998
                                      ----        ----        ----         ----
Statement of Operations Data                                                 *

Revenue                               $709        $390         $46           $0

Income (loss) from continuing
  operations                        (6,239)     (9,531)     (3,760)

Income (loss) from continuing
 operations per common share         (0.34)      (0.91)      (0.41)


Balance Sheet Data

Total assets                           240       2,132       6,482            7

Long term obligations                  548         835           0            0

Redeemable preferred stock               0           0           0            0

Cash dividends declared                  0           0           0            0

* No operations existed for the short year ended December 31, 1998


                 Summarized Quarterly Financial Data (Unaudited)

                                           Quarter Ended, (in thousands)
                                           -----------------------------
                                     March 31    June 30     Sept 30     Dec 31
                                     --------    -------     -------     ------
Year ended December 31, 2001

Net Revenues                            $195        $85        $447        ($18)

Gross Profit                             185         85         299          82

Net Income (loss)                       (687)    (1,382)     (1,876)     (2,294)

Net Income (loss) per common share     (0.06)     (0.09)      (0.10)      (0.13)


Year ended December 31, 2000

Net Revenues                             $67       $135        $312       ($124)

Gross Profit                              67        135         312        (538)

Net Income (loss)                     (1,921)    (1,865)     (1,956)     (3,789)

Net Income (loss) per common share     (0.19)     (0.18)      (0.19)      (0.36)

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

    We were incorporated in Delaware on November 12, 1998, under the name foreigntv.com, Inc. We were founded to pursue to pursue opportunities arising out of Internet's emergence as a broadcast medium, which resulted, in large part, from the advent of streaming video technology and the availability of high speed Internet access.

    We commenced our operations in April 1999 as foreignTV.com, Inc., a single channel that created, produced and distributed location-specific programming on the Internet using streaming video technology. We then expanded our business to provide streaming audio and video content over six Internet "television" networks, which in the aggregate hosted over 100 distinct channels targeted to various market and segments and niches. In December 1999, we changed our name from foreignTV.com, Inc. to Medium4.com, Inc., to reflect the diversification of our programming and to underscore the Internet's role as the fourth medium for television broadcasting, after cable, satellite and traditional television transmission.

    In 2001, we have refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS. After September 11, 2001, the Company focused its efforts to one SLS channel called Streaming USA, which included rotating videos on demand.

    The Company has generated revenues from the above programming via geographic license agreements and technology sales. Initially we sold license rights, from which we were to derive initial up-front fees as well as continuing annual fees for each year thereafter. The Company signed two such agreements in the year 2000, which resulted in approximately $1,200,000 received in 2000 and 2001. In 2001 the Company sold technology, software and computer hardware for the encoding of the aforementioned streaming video data for approximately $220,000 to an affiliate licensee for one-time revenues.

    The Company has incurred net losses of $6.2 million, $9.5 million and $3.8 million for each of the last three years ended December 31, 2001, 2000 and 1999, respectively. Revenues have been limited during the last three years. These losses have been mostly financed by the sale of equity in the Company and the issuance of equity for services.

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

    The Company owns or licenses more than 1,500 unique Internet addresses or domain names. We currently offer content from approximately 40 of these addresses. Of the 1,500 domain names, we license approximately 135 pursuant to exclusive 25-year arrangements with Jonathan Braun, our President and Chief Executive Officer, and a not-for-profit corporation affiliated with him, the Center for Contemporary Diplomacy. For these approximately 135 domain names, we are required to pay annual license fees beginning at $600 per domain name (or $81,000 in the aggregate annually) escalating to $2,500 per domain name (or $337,500 in the aggregate annually) through the 25th year. For all other domain names, we are only required to pay an annual maintenance fee of approximately $35 per name, or a current aggregate of approximately $70,000. In 1999 and 2000, we paid $42,750 and $28,500, respectively, to the Center pursuant to its license agreement with us. In 1999 and 2000, we paid $10,800 and $0, respectively, to Mr. Braun pursuant to his license agreement with us. We did not make any payments to Mr. Braun or the Center in 2001. As of December 31, 2001, we were delinquent in licensing fees due to the Center in the approximate amount of $99,750, and due to Mr. Braun in the approximate amount of $54,000. Both the Center and Mr. Braun have waived their right to the fees due them pursuant to these agreements through December 31, 2001. Given our current financial condition, we anticipate that they will also waive the fees due them through fiscal 2002. We actively use only three of the 135 domain names that we license from Mr. Braun: Medium4.com, foreignTV.com, and StreamingUSA.com.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    We sustained a net loss of approximately $6.2 million for the year ended December 31, 2001 on revenues of $700,000, derived from earned licensing fees and the sale of PLS encoding mechanisms. Revenues for the year ended December 31, 2001 are comprised of earned license fees, which were $500,000 and the sale of encoding mechanisms amounted to approximately $200,000, while revenues for the year ended December 31, 2000 are comprised of $400,000 of earned license fees. The sale of the encoding mechanisms is a one-time sale arrangement with an affiliate licensee.

    Production costs for the development of our original content for the year ended December 31, 2001 were approximately $81,000 as compared to approximately $1.5 million for the year ended December 31, 2000. The reduction in production costs reflect the cessation of our own content production efforts in fiscal year 2001. Production costs include (i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content. Depreciation and amortization has been reduced marginally from to $624,000 for 2001 from $670,000 for 2000 due to the write down of assets being placed in service for content production. We have also written down certain of our fixed assets no longer employed in the production of content due to technological changes with the digitalization equipment utilized for content production and the relocation of our executive offices from New York City to Miami, Florida, in the amounts of $250,000 for the year ended December 31, 2001 and $335,000 for year ended December 31, 2000, which includes the closure of the Paris operations. We wrote down capitalized development expenses in the amount of $534,000 during 2001.

    Our selling, general and administrative expenses were approximately $5.4 million for the year ended December 31, 2001, consisting primarily of approximately $4.1 million in personnel costs (including $2.2 million of equity compensation), $340,000 in professional and consulting fees and the balance of $900,000 million is for general administrative expenses such as rent, travel, telephone and etc., as compared to $7.4 million for 2000, consisting of $3.9 million in personnel costs (including $1.2 million of equity compensation), $303,000 in professional and consulting fees, $3.2 million in general administrative expenses such as rent, travel, telephone and etc. The reduction in cash compensation and content production costs from fiscal year 2000 to fiscal year 2001 is direct result of the Company not producing content.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    We sustained a net loss of approximately $9.5 million for the year ended December 31, 2000 on revenues of $.4 million, derived from licensing fees. Revenues for the year ended December 31, 2000 are comprised of earned license fees were $400,000, while revenues for the year ended December 31, 1999 are comprised of $46,000 of earned license fees.

    Production costs for the development of our original content for the year ended December 31, 2000 were approximately $1.5 million as compared to approximately $1.1 million for the year ended December 31, 1999. The increase in production costs reflects increased production efforts in fiscal year 2000. Production costs include (i) data communications, (ii) software license fees,
(iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content. Depreciation and amortization increased to $670,000 for fiscal year 2000 as compared to $146,000 for fiscal year 1999 reflecting a full year of equipment placed in service for content production. We also wrote down certain of our fixed assets no longer employed in the production of content due to technological changes with the digitalization equipment utilized for content production and the closure of our Paris operations for $335,000 in 2000.

    Our selling, general and administrative expenses were approximately $7.4 million for fiscal year 2000, consisting primarily of approximately $3.9 million in personnel costs (including $1.2 million of equity compensation), $303,000 in professional and consulting fees, and the balance of $3.2 million in general administrative expenses such as rent, travel, telephone and etc., as compared to $2.6 million for fiscal year 1999, consisting of $1.2 million in personnel costs, $381,000 in professional and consulting fees and the balance of $1.0 million in general administrative expenses such as rent, travel, telephone and etc.

YEAR ENDED DECEMBER 31,1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Comparison to the year ended December 31, 1998 is not possible, since operations for all intentional purposes began in June 1999, due to the funding received from the IPO.

    We sustained a net loss of approximately $3.8 million for the year ended December 31, 1999 on revenues of $46,000, derived from earned licensing fees.

    Production costs for the development of our original content were approximately $1.1 million for the year ended 1999. Production costs include (i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content. Depreciation and amortization was $146,000 for 1999, which reflects a partial year of equipment placed in service for content production.

    Our selling, general and administrative expenses were approximately $2.6 million for 1999, consisting of $1.2 million in personnel costs, $381,000 in professional and consulting fees and the balance of $1.0 million in general administrative expenses such as rent, travel, telephone and etc.

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

    For the year ended December 31, 2001, we used approximately $2.1 million in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by common stock and options issued for services, increases in accounts payable and deferred revenue, and depreciation, amortization and unearned compensation expenses. For the year ended December 31, 2001, approximately $440,000 and $1.6 million was provided by investing activities and financing activities, respectively.

    We believe that continuation and growth of our operations will depend largely on our ability to develop a source of revenues from our continuously streaming media entertainment niche programming on the Internet. During the year ended December 31, 2001, we made no capital investments, since such equipment on hand was deemed adequate. Accordingly, we do not intend to make any further significant investments until we develop a meaningful source of revenues for our product.

    The Company has incurred significant losses since inception: $6.2 million, $9.5 million and $3.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. These losses were primarily financed from the sale of equity in the amount of $12.2 million and equity issued for services in the amount of $6.3 million. The funding from the sale of equity was mostly received at the IPO, in the amount of $9.4 million in 1999 and additional $1.4 million was received in each of 2000 and 2001 for the sale of additional equity. The Company invested $2.6 million for equipment to develop content for the Internet based services, with the balance of such funding primarily being spent for personnel, production costs and software development. During the last half of 2001, we have reduced our operations significantly due to our lack of adequate funding.

    At December 31, 2001, we had $18,380 in cash which we believe, together with anticipated non-interest bearing loans and/or additional capital contributions from an affiliated person and our limited operating revenues, will support our operations through the end of the second quarter of 2002. We will require substantial additional financing to remain a going concern and to expand our operations. In fiscal year 2001, we were able to maintain our minimal level of operations through cash advances from a consultant to the Company, David Badner, and a director, William Lane, of approximately $179,000 and $64,000, respectively. These advances are unsecured, payable upon demand and bear interest at 6% per annum. We anticipate that our management and certain of our shareholders will continue to advance us sufficient funds to maintain minimal operations, but we have no assurance that they will continue to do so. We do not know if additional financing, in excess of what is currently anticipated, will be available to us or, if it is available, whether it will be available on commercially reasonable terms. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations, or sell the Company.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth shows the compensation of Jonathan Braun, our Chief Executive Officer, the only executive officer of the Company whose total annual compensation exceeded $100,000 for the year ended December 31, 2001 (the "Named Officer"):

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term
                                                               Compensation
                                    Annual Compensation           Awards
                                ---------------------------     -----------
                                                     Other
Name and Principal                                   Annual     Securities
Position as of                                       Compen-    Underlying        All Other
December 31, 2001       Year     Salary     Bonus    sation     Options (#)     Compensation
-----------------       ----     ------     -----    ------     -----------     ------------
Jonathan Braun,         2001    $ 22,500     $ 0      $ 0            0              $ 0
President and Chief     2000     183,150       0        0            0                0
Executive Officer(1)    1999     156,900       0        0            0                0

Option Grants in 2001

No options to purchase our common stock were granted to the Mr. Braun in 2001, and he did not hold any options to purchase our common stock in 2001.


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

    Given our financial condition, Mr. Braun voluntarily agreed to permanently waive the receipt of payment of any increase in his base salary for fiscal year 2001. Mr. Braun has also indicated that he will forego any increase in his salary for fiscal year 2002.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DOMAIN NAME LICENSE AGREEMENTS

    The Center of Contemporary Diplomacy, Inc. is a New York not-for-profit, tax-exempt organization formed in 1997 for the purpose of promoting and preserving world peace through public awareness and understanding of diplomacy in international relations. The Center was founded by I. William Lane, our Chairman, and Jonathan Braun, our Chief Executive Officer. Dr. Lane is currently serving as the Center's chairman and Mr. Braun is the Center's president. There are no other members or officers. The Center had no significant business activity in fiscal year 2001 other than licensing the domain names to us.

    On January 1, 1999, we entered into exclusive license agreements with the Center and Mr. Braun, personally. Each of the agreements has substantially similar terms. The agreements afford us a 25-year exclusive license for unlimited use of (i) 95 different Internet Web site addresses (domain names) owned by the Center and (ii) 36 different addressed owned by Mr. Braun, including the name of our corporate home page, medium4.com. These 135 names constitute less than 10% of the approximately 1,500 domain names that we own. We actively use only three of the 135 domain names that we license from Mr. Braun:
Medium4.com, foreignTV.com, and StreamingUSA.com.

    Each of our exclusive licenses includes the right to sublicense the use of the licensed Internet names to others. These agreements require us to pay the Center or Mr. Braun, as the case may be, an annual license fee of $600 per address for each of the first five years of the 25-year term, increasing by 5% each year thereafter through the 13th year, by 7% each year thereafter through the 21st year, by 10% each year through the 24th year and at a rate of $2,500 per address for the final year. These fees are payable irrespective of whether or not we us any or all of such addresses.

    The annual payment by us to the Center was initially $57,000, increasing to $237,500 for the final year. Our annual payment to Mr. Braun was initially $21,600, increasing to $90,000 for the final year. In addition, we are obligated to pay an annual maintenance fee for the addresses, currently $35 per address, to a domain name registration service for each of the 25-year terms of these agreements. We are also obligated to indemnify the Center and Mr. Braun against any and all claims asserted against either of them relating to our use of the addresses. In addition, our agreement with the Center requires us to provide office space, on our premises, to the Center for three years for up to four employees of the Center. We have not provided such space to the Center, and the Center has waived any claim to such space for 2001 and intends to waive the same for 2002.

    In 1999 and 2000, we paid $42,750 and $28,500, respectively, to the Center pursuant to its license agreement with us. In 1999 and 2000, we paid $10,800 and $0, respectively, to Mr. Braun pursuant to his license agreement with us. We did not make any payments to Mr. Braun or the Center in 2001. As of December 31, 2001, we were delinquent in licensing fees due to the Center in the approximate amount of $99,750, and due to Mr. Braun in the approximate amount of $54,000. Both the Center and Mr. Braun have waived their right to the fees due them pursuant to these agreements through December 31, 2001. Given our current financial condition, we anticipate that they will also waive the fees due them through fiscal 2002.

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

    The other 1365 domain names are owned by us directly and are registered in the company name. The annual fee for maintaining each of those other registrations is approximately $35 per domain name. We offered content from approximately 37 domain names of these other 1365 domain names as of the end of fiscal 2001. To conserve cash, we intend to let the registration for the domain names that we do not use expire.

INVESTMENT IN AFFILIATE

    We have a 10% ownership interest in our Japanese affiliate, foreignTVJapan, Inc., a Japanese entity that is involved in our affiliates program. In July 2000, we entered into an agreement with foreignTVJapan, Inc., amending our affiliate program in Japan to address their needs for additional content for their channel. Under the amended agreement, foreignTVJapan, Inc. agreed to double the affiliate license fees payable under the original agreement, from $10,000 month to $20,000 per month and to prepay $300,000 of this increased licensing fees in a single lump sum. We received the $300,000 lump sum payment in September 2000. Junichi Watanabe, one of our directors, has the right to attend the meetings of the board of directors of foreignTVJapan, Inc. We do not exercise significant influence over the operating or financial policies of this entity.

STOCK PURCHASE BY DIRECTOR'S SPOUSE

    In May 2001, we privately sold 297,600 shares of our common stock to Betty Mandus Lane, the spouse of our chairman, I. William Lane, at a price of $0.25 per share, being the market price of our common stock on the sale date, or an aggregate of $74,400.

RELATIONSHIP WITH DAVID BADNER

    During the year ended December 31, 2001, David Badner, either directly or through an affiliated entity, loaned us an aggregate of $178,759 to help defray our cash flow needs. These loans bore no interest and were repaid prior to December 31, 2001. Mr. Badner is an independent investor who has held, a various times since our inception, a significant number of shares of our common stock. During 2001 he did not hold any executive or employment position with our company, but rendered consultant services from time to time in the area of cost control and revenue development. The affiliated entity is Raebrook Inc., a New York corporation and an investment consulting firm owned by Mr. Badner and Joseph N. Savasta.

    During fiscal year 2000, Mr. Badner assisted us in identifying inefficiencies in our operations and in reducing or eliminating redundant overhead and unnecessary expenses. During the year ended December 31, 2001, Mr. Badner also assisted us in negotiating the reduction of our accounts receivable to various unaffiliated third parties, with resultant savings to us of approximately $500,000. J.N. Savasta Corp., an insurance brokerage owned by Mr. Badner and Mr. Savasta, also paid approximately $75,000 of our insurance premiums and replaced our several insurance policies in effect at various times during that year with comparable coverages at substantially lower rates, with resultant savings to us in excess of $135,000 over an 18-month period. For these and other services rendered on our behalf during the year ended December 31, 2001, as well as in the immediately preceding year--and in recognition of the fact that Mr. Badner has essentially acted as our lender of last resort when we exhausted all other possibilities for short-term financing--we privately issued to Mr. Badner and to J.N. Savasta Corp. 11,900,000 and 500,000 shares, respectively, of our common stock. We valued these shares at $.15 per share, which represented the market price of our common stock on their respective dates of issuance during fiscal 2001.

CORPORATE APARTMENT

In February 2001, we leased a corporate apartment in Miami, Florida for the use of our president, Jonathan Braun and David Badner. These individuals used the apartment while in the process of relocating our executive offices to Miami. The monthly rental expense was approximately $3,800. The corporate apartment was justified as being more cost effective than hotel expense for those two individuals while in Miami on Company business. In mid-2001, David Badner began paying for two-thirds of the monthly rental expense and using the apartment for his personal use in such proportion.

                                    Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:
          ------------------------------------------------------
          (i) Financial Statements:

              Report of Independent Auditors ................................F-1

              Consolidated Balance Sheet as of December 31, 2001 and 2000 ...F-2

              Consolidated Statements of Operations for the Years Ended
                  December 31, 2001, 2000 and 1999 ..........................F-3

              Consolidated Statements of Stockholders' Deficiency for the
                  Years Ended December 31, 2001, 2000 and 1999 ..............F-4

              Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2001, 2000 and 1999 ..........................F-5

              Notes to Consolidated Financial Statements ....................F-6

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



Dated:  December 12, 2002               Medium4.com, Inc.




                                        By: /s/Alan Margerison
                                            ------------------
                                            Alan Margerison,
                                            Chief Executive Officer

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


                                                   Certified Public Accountants
                                                   New York, New York

                              MEDIUM4.COM, INC. AND SUBSIDIARIES
                               (A Development Stage Enterprise)

                                  CONSOLIDATED BALANCE SHEET


                                                                        December 31,
                                                               -----------------------------
                                                                   2001             2000
                                                               ------------     ------------
                                            ASSETS
CURRENT ASSETS:
Cash ......................................................    $     18,380     $     50,462
Marketable securities .....................................               -              220
Other current assets ......................................             376           14,137
                                                               ------------     ------------
Total Current Assets ......................................          18,756           64,818

INVESTMENT IN AFFILIATE ...................................         100,000          159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET .................          93,511          686,582

SOFTWARE, NET .............................................               -          890,967

OTHER ASSETS ..............................................          27,569          330,659
                                                               ------------     ------------
                                                               $    239,836     $  2,132,026
                                                               ============     ============


                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable ..........................................    $    343,960     $    514,639
Accrued expenses ..........................................         211,843          353,498
Loan payable - related party ..............................         243,479           50,000
                                                               ------------     ------------
Total Current Liabilities .................................         799,281          918,136

LONG-TERM LIABILITIES:
Deferred Revenue ..........................................         305,000          785,000
                                                               ------------     ------------
Total Long-Term Liabilities ...............................         305,000          785,000

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock $.01 par value 5,000 shares
authorized, 1,000 and -0- issued and outstanding ..........              10                -
Common stock, $.01 par value; 30,000,000 shares authorized,
29,672,556 and 12,266,196 issued and outstanding,
respectively ..............................................         296,726          122,662
Paid in capital ...........................................      18,664,745       14,998,143
Deficit accumulated during development stage ..............     (19,530,138)     (13,291,247)
Unearned compensation expense .............................        (245,788)      (1,400,668)
Treasury stock ............................................         (50,000)               -
                                                               ------------     ------------
Total Stockholder's deficiency ............................        (864,446)         428,890
                                                               ------------     ------------
                                                               $    239,836     $  2,132,026
                                                               ============     ============

                       See notes to consolidated financial statements
                                             F-2

                                     MEDIUM4.COM, INC. AND SUBSIDIARIES
                                      (A Development Stage Enterprise)

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Cumulative
                                                                                           November 12,
                                                                                               1998
                                                                                          (inception) to
                                                  For the Years Ended December 31,          December 31,
                                              -----------------------------------------   ----------------
                                                  2001           2000          1999             2001
                                              ------------   ------------   -----------   ----------------
REVENUE ....................................  $    708,803   $    390,354   $    45,800   $      1,144,957

COST OF SALES (exclusive of of items
 shown separately below) ...................        57,448        117,154             -            174,602
                                              ------------   ------------   -----------   ----------------

GROSS PROFIT ...............................       651,355        273,200        45,800            970,355

EXPENSES:
Production .................................        81,328      1,529,040     1,101,059          2,711,427
Depreciation and amortization ..............       624,074        670,225       145,868          1,440,167
Write down of fixed assets .................       250,000        334,922             -            584,922
Write down of capitalized development costs        534,498              -             -            534,498
Selling, general and administrative expenses     5,358,031      7,356,893     2,625,924         15,340,848
                                              ------------   ------------   -----------   ----------------
Total expenses .............................     6,847,931      9,891,080     3,872,851         20,611,861
                                              ------------   ------------   -----------   ----------------
LOSS FROM OPERATIONS .......................    (6,196,575)    (9,617,880)   (3,827,051)       (19,641,506)

OTHER INCOME (EXPENSE):
Interest income ............................         1,351         86,809       203,707            291,868
Write down of investments ..................       (59,000)             -             -            (59,000)
Loss on marketable securities ..............             -              -      (125,445)          (125,445)
Other income ...............................        15,332              -         2,613             17,945
                                              ------------   ------------   -----------   ----------------
Total other income (expense) ...............       (42,316)        86,809        80,875            125,368
                                              ------------   ------------   -----------   ----------------

LOSS BEFORE TAXES ..........................    (6,238,892)    (9,531,071)   (3,746,176)       (19,516,138)

INCOME TAX EXPENSE .........................             -              -        14,000             14,000
                                              ------------   ------------   -----------   ----------------

NET LOSS ...................................  $ (6,238,892)  $ (9,531,071)  $(3,760,176)  $    (19,530,138)
                                              ============   ============   ===========   ================


Other comprehensive income, net of tax:
Foreign currency translation adjustments ...             -              -       (17,052)           (17,052)

Comprehensive Income .......................  $ (6,238,892)  $ (9,531,071)  $(3,777,228)  $    (19,547,190)
                                              ============   ============   ===========   ================


Weighted average shares of common stock
outstanding ................................    18,334,433     10,494,789     9,139,217

Net loss per share .........................  $      (0.34)  $     (0.91)   $     (0.41)
                                              ============   ===========    ===========

                               See notes to consolidated financial statements
                                                     F-3

                                          MEDIUM4.COM, INC. AND SUBSIDIARIES
                                           (A Development Stage Enterprise)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY



                                        Preferred Stock           Common Stock           Additional
                                      -------------------   -------------------------     Paid in      Accumulated
                                       Shares     Amount      Shares         Amount       Capital        Deficit
                                      ---------  --------   -----------    ----------   ------------   ------------
Balance as of November 12, 1998
    (inception) ......................       -   $     -      8,300,000    $   83,000   $          -   $          -
                                      ---------  --------   -----------    ----------   ------------   ------------

Balance as of December 31, 1998 ......       -         -      8,300,000        83,000              -              -

Receipt of stock subscription ........       -         -              -             -              -              -
Sale of common stock - initial
    public offering ..................       -         -      1,678,433        16,784      8,766,768              -
Sale of common stock -
    private placement ................       -         -        200,000         2,000        598,000              -
Stock options issued for services ....       -         -              -             -      2,424,246              -
Accumulated other comprehensive
    income ...........................       -         -              -             -              -              -
Unearned Compensation
    expense ..........................       -         -              -             -              -              -
Net loss .............................                                -             -              -     (3,760,176)
                                      ---------  --------   -----------    ----------   ------------   ------------

Balance as of December 31, 1999 ......       -   $     -     10,178,433    $  101,784   $ 11,789,014   $ (3,760,176)

Proceed from sale of common
    stock, net of expenses ...........       -         -      1,727,763        17,278      1,363,104              -
Stock issued for services ............       -         -        360,000         3,600        356,400              -
Stock options issued for services ....       -         -              -             -      1,489,625              -
Accumulated other comprehensive
    income ...........................       -         -              -             -              -              -
Unearned Compensation
    expense ..........................       -         -              -             -              -              -
Net loss .............................                                -             -              -     (9,531,071)
                                      ---------  --------   -----------    ----------   ------------   ------------

Balance as of December 31, 2000 ......       -   $     -     12,266,196    $  122,662   $ 14,998,143   $(13,291,247)

Proceeds from sale of preferred stock    1,000        10              -             -        995,990              -
Proceed from sale of common stock ....       -         -      2,821,360        28,214        446,562              -
Stock issued for services ............       -         -     14,585,000       145,850      2,224,050              -
Treasury Stock .......................       -         -              -             -              -              -
Unearned Compensation expenses .......       -         -              -             -              -              -
Net loss .............................       -         -              -             -              -     (6,238,892)
                                      ---------  --------   -----------    ----------   ------------   ------------

Balance as of December 31, 2001 ......   1,000   $    10     29,672,556    $  296,726   $ 18,664,745   $(19,530,138)
                                      =========  ========   ===========    ==========   ============   ============

                                    See notes to consolidated financial statements
                                                        F-4-A

                                          MEDIUM4.COM, INC. AND SUBSIDIARIES
                                           (A Development Stage Enterprise)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
                                                     (continued)

                                                       Accumulated
                                                          Other                       Unearned          Total
                                      Subscription    Comprehensive    Treasury     Compensation     Stockholders
                                      Receivable         Income          Stock        Expense           Equity
                                      -----------    ---------------   ---------   ---------------   -------------
Balance as of November 12, 1998
    (inception) ......................$   (83,000)   $             -   $       -   $            -    $          -
                                      -----------    ---------------   ---------   --------------    ------------

Balance as of December 31, 1998 ......    (83,000)                 -           -                -               -

Receipt of stock subscription ........     83,000                  -           -                -          83,000
Sale of common stock - initial
    public offering ..................          -                  -           -                -       8,783,552
Sale of common stock -
    private placement ................          -                  -           -                -         600,000
Stock options issued for services ....          -                  -           -                -       2,424,246
Accumulated other comprehensive
    income ...........................          -            (17,052)          -                -         (17,052)
Unearned Compensation
    expense ..........................          -                  -           -       (2,121,215)     (2,121,215)
Net loss .............................          -                  -           -                -      (3,760,176)
                                      -----------    ---------------   ---------   --------------    ------------

Balance as of December 31, 1999 ......$         -    $       (17,052)  $       -   $   (2,121,215)   $  5,992,355

Proceed from sale of common
    stock, net of expenses ...........          -                  -           -                -       1,380,382
Stock issued for services ............          -                  -           -                -         360,000
Stock options issued for services ....          -                  -           -                -       1,489,625
Accumulated other comprehensive
    income ...........................          -             17,052           -                -          17,052
Unearned Compensation
    expense ..........................          -                  -           -          720,547         720,547
Net loss .............................          -                  -           -                -      (9,531,071)
                                      -----------    ---------------   ---------   --------------    ------------

Balance as of December 31, 2000 ......$         -    $             -   $       -   $   (1,400,668)   $    428,890

Proceeds from sale of preferred stock           -                  -           -                -         996,000
Proceed from sale of common stock ....          -                  -           -                -         474,776
Stock issued for services ............          -                  -           -                -       2,369,900
Treasury Stock .......................          -                  -     (50,000)               -         (50,000)
Unearned Compensation expense ........          -                  -           -                -               -
Net loss .............................          -                  -           -        1,154,880      (5,084,012)
                                      -----------    ---------------   ---------   --------------    ------------

Balance as of December 31, 2001 ......$         -    $             -   $ (50,000)  $     (245,788)   $   (864,446)
                                      ===========    ===============   =========   ==============    ============

                                    See notes to consolidated financial statements
                                                        F-4-B

                                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                                       (A Development Stage Enterprise)

                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                  Cumulative
                                                                                                 November 12,
                                                                                                     1998
                                                        Year ended    Year ended   Year ended    (inception)to
                                                       December 31,  December 31,  December 31,  December 31,
                                                          2001          2000          1999           2001
                                                       -----------   -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................  $(6,238,892)  $(9,531,071)  $(3,760,176)  $(19,530,138)
Adjustments to reconcile net loss to net cash used in
operating activites:
Depreciation ........................................      267,605       372,961       125,001        765,567
Amortization ........................................      356,469       297,264        20,867        674,600
Impairment of fixed assets ..........................      250,000             -             -        250,000
Write down of fixed assets ..........................            -       334,922             -        334,922
Write down of sofware development costs .............      534,498             -             -        534,498
Unearned compensation expense .......................    1,154,880       720,547             -      1,875,427
Common stock and options issued for services ........    2,369,900     1,849,625       303,031      4,522,556
Accounts receivable .................................            -        12,800       (12,800)             -
Other current assets ................................       13,761       364,686      (378,823)          (376)
Accounts payable ....................................     (170,679)      258,245       256,394        343,960
Accrued expenses ....................................     (141,655)      120,191       233,307        211,843
Deferred revenue ....................................     (480,000)      785,000             -        305,000
Due to related parties ..............................            -             -        (6,670)             -
                                                       -----------   -----------   -----------   ------------

NET CASH PROVIDED BY (USED) IN OPERATIONS ...........   (2,084,113)   (4,414,830)   (3,219,869)    (7,628,029)
                                                       -----------   -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred offering costs .............................            -             -             -              -
Investment in affiliate .............................       59,000             -      (159,000)      (100,000)
Other assets ........................................      303,090      (147,201)     (176,788)       (20,899)
Purchases of capital expenditures ...................       75,466    (1,097,504)   (1,631,060)    (2,653,097)
Marketable securities ...............................          220     4,159,198    (4,159,418)             -
                                                       -----------   -----------   -----------   ------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES .      437,777     2,914,494    (6,126,266)    (3,218,443)
                                                       -----------   -----------   -----------   ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of common stock ................................      474,776     1,380,382     9,383,552     11,238,710
Sale of preferred stock .............................      996,000             -             -        996,000
Purchase of treasury stock ..........................      (50,000)            -             -        (50,000)
Change in subscription receivable ...................            -             -        83,000         83,000
Loan payable - related party ........................      193,479        50,000             -        243,479
Accumulated other comprehensive income ..............            -        17,052       (17,052)             -
                                                       -----------   -----------   -----------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...........    1,614,255     1,447,434     9,449,500     10,896,934
                                                       -----------   -----------   -----------   ------------

NET (DECREASE) INCREASE IN CASH .....................      (32,081)      (52,903)      103,364         18,380

CASH, beginning of the period .......................       50,462       103,364             -              -
                                                       -----------   -----------   -----------   ------------

CASH, end of the period .............................  $    18,380   $    50,462   $   103,364   $     18,380
                                                       ===========   ===========   ===========   ============

Supplemental disclosures of cash flow information:

Interest paid .......................................   $        -     $       -    $        -              -
Taxes paid ..........................................        4,889         4,600             -              -

Non cash financing activities:

Common stock and options issued for services ........  $ 2,369,900   $ 1,489,625   $ 2,424,246              -

                                See notes to consolidated financial statements
                                                      F-5

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


Note 2.    Summary of Significant Accounting Principles

Going Concern

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses in the years ending December 31, 2001, 2000, and 1999 amounting to $6.2 million, $9.5 million, and $3.8 million for each of the last three years, respectively. The Company has borrowed funds shareholders to meet its daily cash flow requirements during 2001, additional loans from affiliates are not guaranteed but may occur. The Company will need to obtain additional financings through debt or equity raises in order to continue its operations for another twelve months and in order for the Company to develop a reliable revenue stream to fund its operations.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

Development Stage Enterprise

Due to the start-up nature of the business, the financial statements are being presented as a development stage enterprise pursuant to Statement of Financial Accounting Standards No. 7. The Company is developing niche content to be used for Internet broadcasting throughout the world.

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

Revenue recognition

The Company records revenues from its license agreements on a straight line basis over the term of the license agreements. If a license agreement is terminated then the remaining unearned balance of the deferred revenues are recorded as earned if applicable. The Company has also sold an encoding machine in 2001, which such revenues have been recorded upon delivery and set up of the machine.

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

Stock based compensation

The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123, as of December 31, 1998. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18.

Comprehensive income

The Company adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Statements of Operations.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $12 million, which expire at various times through the year 2021.

                                                        2001             2000
                                                        ----             ----
Deferred tax assets:
Net operating loss carryforward                   $  4,400,000      $ 3,700,000
Less valuation allowance                            (4,400,000)      (3,700,000)
Net deferred tax asset                            $          -      $         -

The reconciliation of the Company's effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2001, 2000 and 1999 as a result of the following:

                                                Years ended December 31,
                                           2001            2000         1999
                                           ----            ----         ----
Tax benefit at statutory rate          $(2,433,000)   $(3,717,000)  $(1,461,000)
Non deductible expenses - equity comp.   1,375,000      1,002,000       168,000
Software development costs                 208,000       (209,000)     (138,000)
Recognition of license fees                      -        306,000             -
Depreciation                               168,000         50,000             -
State tax, net of federal benefit          (28,000)       (98,000)     (138,000)
Change in valuation allowance              710,000      2,666,000      1,569,000
                                       $         -    $         -    $         -
                                       =============  ===========    ===========

Net Loss Per Share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2001 and 2000, respectively, the Company believes that there has been no impairment of long-lived assets, after recording the write down of equipment and the investment in affiliate during the year ended December 31, 2001. See Note 4.

Investment in Affiliate

Investments in affiliate represent a 10% ownership in foreignTV, Inc., which management has recorded utilizing the cost method. See Note 10(d). Management does not exercise significant influence over the operating or financial policies over the affiliate. A portion of such investment is believed to be unrecoverable by management and is therefore was partially written down in 2001.

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


Note 4.    Leasehold Improvements and Equipment

At December 31, leasehold improvements and equipment consist of the following:

                                                    2001              2000
                                                -------------    ---------------
    Leasehold improvements                      $     25,053     $       24,723
    Furniture & fixtures                             262,558            262,558
    Computer equipment                               421,946            421,946
    Camera equipment                                 178,424            178,424
    Other equipment                                  315,760            317,760
                                                -------------    ---------------
                                                   1,203,741          1,205,411
    Less:  accumulated depreciation                (860,230)          (518,829)
    Less:  impairment of fixed assets              (250,000)           -

                                                -------------    ---------------
                                                $     93,511     $      686,582
                                                =============    ===============

Leasehold improvements are depreciated over 7 years. Furniture, fixtures and equipment are depreciated over 3 to 7 years. In 2000, $334,922 of assets has been written off due to the abandonment of leasehold improvements in the New York office and the estimated loss on disposal of certain equipment located in the France office.

In 2001, reserve for fixed assets has been set up due to its impairment. The fixed assets written down represented certain equipment noted above that is no longer being utilized due to the Company reducing their efforts to develop content. The impairment valuation was determined by management estimating the resale value of the equipment not being utilized. Due to the rapid technological changes in the computer industry most of the equipment not being used has been rendered useless.


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

f. In June 2000, the Company began offering the sale of equity units in the Company pursuant to a Confidential Private Placement Memorandum. The Company has raised $840,000 through the sale of these units. The modified terms of the sale of units resulted in the sale of 1,500,000 shares of common stock and 1,500,000 common stock purchase warrants for $3.00 per share for three years and the issuance of units providing for the purchase 150,000 shares of common stock and 195,000 common stock.

g. During the first quarter of 2001, the Company sold 297,600 shares of common stock to a related party at $.25 per share. The per share price was the market price on the day of the sale.

h. The Company issued 14,585,000 shares of common stock for services rendered at $.15 - $.50 per share during year 2001. The Company recorded $2,369,900 of compensation expense relating to such issuance. The per share price utilized for valuing such shares issued for services was the market price on the day such shares were determined to be earned for the services rendered.

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

Stock option activity for the year ended December 31, 2001, 2000 and 1999 is summarized as follows:

Employee Stock Option Plan:
                                                                Weighted Average
                                                   Shares        Exercise Price
                                                -------------   ----------------
        Outstanding at December 31, 1998              -         $         -
           Granted                                 499,500              6.30
           Exercised                                  -                   -
           Expired or cancelled                       -                   -
                                                -------------   ----------------
        Outstanding at December 31, 1999           499,500      $       6.30
           Granted                               1,735,000              6.28
           Exercised                                  -                   -
           Expired or cancelled                       -                   -
                                                -------------   ----------------
        Outstanding at December 31, 2000          2,234,500     $       6.29
           Granted                                    -                   -
           Exercised                                  -                   -
           Expired or cancelled                   1,224,500             5.55
                                                -------------   ----------------
        Outstanding at December 31, 2001          1,010,000     $       7.18
                                                =============   ================

Non - Employee Stock Option Plan:
                                                                Weighted Average
                                                   Shares        Exercise Price
                                                -------------   ----------------
        Outstanding at December 31, 1998              -         $         -
           Granted                                 723,500              6.63
           Exercised                                  -                   -
           Expired or cancelled                       -                   -
                                                -------------   ----------------
        Outstanding at December 31, 1999           723,500      $       6.63
           Granted                                1,826,500             5.33
           Exercised                                  -                   -
           Expired or cancelled                       -                   -
                                                -------------   ----------------
        Outstanding at December 31, 2000          2,550,000     $       5.98
           Granted                                    -                   -
           Exercised                                  -                   -
           Expired or cancelled                       -                   -
                                                -------------   ----------------
        Outstanding at December 31, 2001          2,550,000     $       5.98
                                                =============   ================

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

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2001, 2000 and 1999:

                                                          Weighted     Weighted
                                                           Average      Average
                                                          Exercise       Fair
                                              Shares       Price        Value
                                             ---------    --------     --------
Year ended December 31, 1999:
   Exercise price exceeds market price         590,500     $ 6.39       $ 3.04
   Exercise price equals market price          632,500       6.59         3.15
   Exercise price is less that market price       -           -            -

Year ended December 31, 2000:
   Exercise price exceeds market price       3,441,500     $ 6.00       $ 1.36
   Exercise price equals market price           20,000       5.13         2.35
   Exercise price is less that market price    100,000       1.00         4.17

Year ended December 31, 2001:
   Exercise price exceeds market price            -        $  -         $  -
   Exercise price equals market price             -           -            -
   Exercise price is less that market price       -           -            -

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

The non-employee stock options outstanding are fully vested. The compensation expense attributed to the issuance of these stock options will be amortized over 24 months, the term of service arrangement. These stock options are exercisable for five years from the grant date.

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

c) In 2001, the Company has received $34,000 for the purchase of a foreignTV network. Such monies have been recorded as deferred revenue until a definite sales agreement is in place.


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

b. In 2000, the Company relocated its corporate offices. The Company leases office space in Miami, pursuant to a lease agreement, which expires on July 31, 2003. The future minimum lease commitments are as follows:

                               2002              $ 79,362
                               2003                47,607

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