Form 10-K
period 2002-12-31
IA GLOBAL INC
filed 2003-04-15
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 1-15863

                                 IA GLOBAL, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           13-4037641
                    --------                           ----------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

                        533 AIRPORT BOULEVARD, SUITE 400
                              BURLINGAME, CA 94010
                              --------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (650) 685-2403

Securities registered pursuant to Section 12(b) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
         COMMON STOCK PURCHASE WARRANTS, EXPIRATION DATE APRIL 12, 2004
         --------------------------------------------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X....    No........

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes........ No...X.....

         The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2002 was approximately $1,887,000.

         The number of shares of the registrant's common stock outstanding as of March 31, 2003: 51,797,556 shares of Common Stock.

                                TABLE OF CONTENTS
                                                                            PAGE
                                     PART I

Item 1.  Business ............................................................3
Item 2.  Properties ..........................................................9
Item 3.  Legal Proceedings ...................................................9
Item 4.  Submission of Matters to a Vote of Security Holders .................9

                                     PART II

Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters ........................................10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................12
Item 7A. Quantitative and Qualitative Disclosures about Market Risk .........19
Item 8.  Financial Statements and Supplementary Data ........................20

                                    PART III

Item 10. Directors and Executive Officers of the Registrant .................21
Item 11. Executive Compensation .............................................23
Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters .....................23
Item 13. Certain Relationships and Related Transactions .....................25
Item 14. Controls and Procedures ............................................29

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ....30

SIGNATURES

                           FORWARD-LOOKING STATEMENTS

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they:

         o        discuss our future expectations;

         o contain projections of our future results of operations or of our financial condition; or

         o        state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

                                     PART I

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS

         We were incorporated in Delaware on November 12, 1998 under the name foreignTV.com, Inc. to pursue opportunities arising out of the Internet's emergence as a broadcast medium, which resulted, in large part, from the advent of streaming video technology and the availability of high speed Internet access.

         We have not achieved profitability since inception in 1999. As of the end of fiscal year 2002, we had negligible cash and we will need to obtain additional financing in 2003 in order to continue our current operations and to sustain our cash flow needs, including the cash flow needs of the business we recently acquired. Under our current strategy, we may seek to acquire one or more companies in other areas of media technology. Any such acquisition would require equity or debt financing. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. See "- Recent Developments" and "- Strategy."

         Our auditors have qualified their report on our financial statements on a "going concern" basis; that is to say, our financial statements have been prepared assuming that we will continue as a going concern. Given our recurring losses from operations, including a net loss of approximately $1.5 million for the year ended December 31, 2002, and our working capital deficiency as of December 31, 2002, there is substantial doubt of our ability to continue as going concern.

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

         During 2001 we refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS. As further discussed under "- Strategy," we have recently revised our business plan to expand into other areas of media technology. As we are revising our business plan, we will only be offering a few video clips on our single network.

         Our executive offices are located at 533 Airport Blvd. Suite 400 Burlingame, CA 94010. Our telephone number is (650) 685-2403 and our primary Website is located at www.iaglobalinc.com. The information on our Website is not a part of this Report.

RECENT DEVELOPMENTS

         As of September 30, 2002, Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ"), consummated a series of related transactions pursuant to which IAJ together with its affiliates became the majority shareholder of our company. In conjunction with these transactions, Jonathan Braun resigned as our President and Chief Executive Officer as well as a director of our company. In addition, Alan Margerison, president of the IAJ General Partner, became our President and Chief Executive Officer and was elected to our Board of Directors.

         On January 3, 2003, we changed our name to IA Global, Inc. We have also acquired the domain names iaglobalinc.com and iaglobalcorp.com for non-product use.

         On February 10, 2003, we acquired a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $825,000 based on the Japanese Yen/US dollar exchange rate on that date. See Item 13. Certain Relationships and Related Transactions.

STRATEGY

         We have in the past concentrated our business on being an Internet broadcaster of special interest, continuously streaming broadband entertainment channels. More recently we have revised our business plan to expand into other areas of media technology. We are anticipated shifting the revenue model from broadband entertainment channels and revenues derived from advertising, to a renewed focus on developing media technology products and services and on licensing revenues. To this end, we may develop such media technology products and services internally, or acquire them from other parties.

         In the initial stage of the revision of our business plan, we have made an acquisition of a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation. iAccele is engaged in the business of providing an Internet data transmission acceleration service. Its main product offering is named after the company, iAccele. This service allows narrow band users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. This speeds up web browsing, network services and accelerates email services. There is no need for the user to change his provider of network connection. The iAccele product is based on a repeat subscriber business model. The subscriber to the service signs up for a 3 month or 1 year license, which provides them with a copy of the iAccele software and full access to the acceleration server.

         We are also looking at a number of licensing opportunities with international companies closely related to Internet based services and products. At this stage, we have had discussions with companies involved with digital watermarking for music CD's, data mining service providers, and commodity trading data service providers amongst others. There can be no assurance that we will enter into license agreements with any of these companies.

         As well as pursuing these new areas of revenue sources, we still own the proprietary rights to the VToob software, and are looking into the possibility of licensing this software to other companies. We also believe that the combination of Vtoob and iAccele may bring us new business opportunities in the media technology industry. We may develop such software in-house or outsource its development to third parties.

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

     THE VTOOB

         StreamingUSA is presented in a specially designed "player," called the vToob, which has the look and feel of a virtual appliance--specifically, an online multimedia TV set. All content is "channelized" and formatted for viewing in a single TV-like screen. The vToob is designed to make room for click-through banner advertising; TV-like advertising "spots" played before, during and after programs on the SLS channel. Our video content is encoded for high-speed (broadband) viewers only. The photos, text, and animation are encoded for low-, medium-, and high-band users. Viewers can download and install the vToob (presently at no charge) by visiting the streamingusa.com website. The process takes just seconds with a high-speed (DSL, T1, cable modem) connection, and only a little longer with a dial-up connection.

         The vToob is based on a publicly available media player that we acquired for a one-time nominal payment of approximately $150, and no further licensing fees are due. Our in-house programmers then modified the base code for the media player to customize it as the vToob, designing it to be directly launched--at the click of a mouse--from the viewer's browser toolbar, favorites menu, or computer screen desktop. This addresses the central marketing challenge confronting nearly every website today--that a large majority of Internet traffic now goes to a handful of sites. The vToob positions StreamingUSA as an always-on-top Internet-based multimedia network with easy, one-click access.

         Moreover, because it is essentially a website packaged as a "player," the vToob makes it possible for a small staff of website professionals (content managers, designers, programmers, etc.) to more cost-effectively and efficiently manage and update the content.

         We believe the vToob, as applied to StreamingUSA, represents a timely and appropriate content delivery solution, strategy and methodology than may have commercial potential for other content provides and publishers. We are exploring the feasibility of offering customized applications on a fee-for-service and/or joint venture basis.

         We inaugurated the vToob in October 2002. We expect that the "always-on top" feature of the vToob will attract more users than our video-on-demand model, because of its convenience and its ability to allow a user to multitask while viewing our content.

         As for StreamingUSA's revenue model, current banner advertisements are free and simply used to generate interest and demonstrate viability and potential. In fiscal year 2001, we did not realize any significant revenue from advertising and did not enter into any revenue-producing relationship with advertisers. Though the worldwide advertising slump shows early signs of recovery, we believe that advertising will not be sufficient to support the network in the foreseeable future; instead, we are considering a hybrid subscription/ advertising revenue model.

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

         In the last three years we have attempted to extend cable TV's successful niche program model to our SLS broadband entertainment channels and to our video-on-demand channels. We are currently providing only "American" content on our StreamingUSA network, but may further seek contents outside the United States.

         Currently, our programming and content is available to viewers of our channels free of charge. We are reviewing and testing the possibility of providing certain content on a pay-per-view basis or a subscriber basis.

     IACCELE SOFTWARE

         In acquiring 76.9% of iAccele, we believe that we have made a step towards bringing the broadband needs of customers in line with content and network systems available today. iAccele is a software program designed to allow narrowband users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. Users of iAccele software do not need to change their Internet provider to gain this increase in speed. iAccele is currently sold through various distribution outlets in Japan, including retail stores.

MARKETING

         We are currently having discussions with other companies in the United States, Japan and other countries in Asia for the licensing of the iAccele software. These discussions have not resulted in any definitive agreement and we can provide no assurance that we will be able to enter into an agreement.

         iAccele software is currently marketed through software distributors, including retail stores, and through the Internet.

COMPETITION

         We compete against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. Moreover, our viewers must make an investment in technology, including a computer with an acceptable minimal configuration for comfortable Internet surfing (approximate retail cost $1,500) and a connection to the Internet (approximate monthly expense $18.00 for a 56kb dial-up connection and $45.00 for a high-speed broadband connection). Although approximately half of the US population currently has a computer in their homes, this figure is dwarfed by the fact that over 95% of the households in the US already own a television. To compete successfully, we have to provide sufficiently compelling and popular content to attract viewers. We believe that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered.

         The Internet broadcasting market is highly competitive. Although many of our major competitors of streaming video have ceased operations during the last year or two, we believe that we will be able to compete against a variety of content-based Internet companies. Some of the principal competitive factors in this market include the ability to adapt to new technologies and enhance the quality of content transmission, the ability to deliver quality content to your target viewers and the ability to have available financial resources.

         We believe that our business focus of providing entertainment niche programming on a streaming basis through the use of our vToob has differentiated us from other content-based Internet companies. We also believe that the combination of Vtoob and iAccele may bring us new business opportunities in the media technology industry. We may develop such software in-house or outsource its development to third parties. We believe we do not have any direct competitors in this new market. However, we can give no assurance that other companies will not develop competing technology and business strategies and directly compete in the streaming multimedia entertainment programming.

         We are aware that other companies are currently providing an Internet data transmission acceleration service that targets Internet users. We can give no assurance that such users will accept the acceleration service provided by iAccele over the acceleration services provided by these other companies or that these or other companies will not develop technology that surpasses the technology of iAccele.

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

         We historically have not collected sales or other taxes with respect to the sale of services or products on the Internet in states and countries where we believe we are not required to do so. One or more states or countries have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or countries that we should collect sales or other taxes on products and services, or remit payment of sales or other taxes for prior periods, could adversely affect our business.

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

EMPLOYEES

         As of December 31, 2002, we had no full-time employees. In January 2003, we hired a controller on a part-time basis. Our two executive officers do not commit their full time to our business. Accordingly, conflicts of interest may arise in the allocation of management time among their various business activities.

ITEM 2.  PROPERTIES

         In October 2002, we relocated our executive offices to Burlingame, California and terminated our lease for the premises located in Miami Beach Florida. The rent payable by us for our Burlingame offices and facilities is approximately $1,000 per month. We believe our offices and operating facilities are adequate for our current purposes.

ITEM 3.  LEGAL PROCEEDINGS

         We believe there are no pending legal proceedings that, if adversely determined, would have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on December 30, 2002. At that meeting, Alan Margerison, Satoru Hirai, Raymond Christinson and I. William Lane were elected as directors of our company. At that meeting, the shareholders voted to amend our certificate of incorporation to change our name to "IA Global, Inc."

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the American Stock Exchange ("Amex") under the symbol IAO. The following table sets forth the range of the high and low sales prices of the common stock for the periods indicate:

         QUARTER ENDED                        HIGH            LOW
         -------------                        ----            ---
         March 31, 2001                      $0.313          $0.140
         June 30, 2001                       $0.700          $0.150
         September 30, 2001                  $0.390          $0.120
         December 31, 2001                   $0.590          $0.140

         March 31, 2002                      $0.500          $0.260
         June 30, 2002                       $0.540          $0.200
         September 30, 2002                  $0.130          $0.060
         December 31, 2002                   $0.140          $0.060

         At March 31, 2003, there were approximately 188 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

         We have currently 1,678,433 common stock purchase warrants outstanding (the "Warrants"), which are listed on Amex under the symbol IAO.WS. There has been virtually no trading activity for the Warrants during he past two fiscal years. On March 31, 2003, we announced that the expiration date of the Warrants was extended to April 12, 2004 and the exercise price of the Warrants was reduced to $3.50 per share.

DIVIDEND POLICY

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

         As of September 16, 2002, we issued an aggregate of 125,000 shares of our common stock to an unrelated third party in satisfaction of its consulting services to our company. Such shares were recorded at a value of $10,000, or $0.08 per share. The common stock was not registered under the Securities Act of 1933 because such shares were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to
Section 4(2).

         As of September 25, 2002, we were committed by our majority stockholder to issue an aggregate of 2,000,000 shares of our common stock to David Badner, a shareholder of, and a former consultant to, our company, in consideration of Mr. Badner's cooperation in regard to our American Stock Exchange listing and in the development of our business and enhancement of the value of our company. Such shares were recorded at a value of $160,000, or $0.08 per share. The common stock was not registered under the Securities Act because such shares were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

         As of September 30, 2002, we issued an aggregate of 20,000,000 shares of our common stock (the "Conversion Shares") to Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ"), upon its conversion of 1,000 shares of our Series A convertible preferred stock (the "Preferred Shares"). IAJ had acquired the Preferred Shares from us on October 30, 2001, in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Preferred Shares to Conversion Shares. The Conversion Shares were not registered under the Securities Act because the exchange of the Preferred Shares for the Conversion Shares was exempt from registration under the Securities Act pursuant to Section 3(a)(9).

ITEM 6.  SELECTED FINANCIAL DATA

         In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2002. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                            2002         2001        2000        1999       1998*
                                                        ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                   (dollars in thousands, except per share data)
     Revenue ........................................... $   406      $   709     $   390     $    46         --
     Net loss ..........................................  (1,493)      (6,239)     (9,531)     (3,760)        --
     Net loss to common shareholders ...................  (1,493)      (7,239)     (9,531)     (3,760)        --
     Net loss per share ................................   (0.04)       (0.34)      (0.91)      (0.41)        --

                                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                            2002         2001        2000        1999        1998
                                                        ------------------------------------------------------------
BALANCE SHEET DATA:                                                         (dollars in thousands)
     Total assets ......................................     451          240       2,132       6,482          7
     Long-term liability - deferred revenues ...........      --          305         785          --         --
 ----------
 * No operations existed for the short year ended December 31, 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         In April 1999, we commenced operations on the Internet as a single channel broadcaster that created, produced and distributed location-specific programming using streaming video technology. We then expanded our business to provide streaming audio and video content over six Internet "television" networks, which in the aggregate hosted over 100 distinct channels targeted to various market and segments and niches.

         During 2001, we refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS.

         The Company has generated revenues from the above programming via geographic license agreements and technology sales. Initially we sold license rights, from which we were to derive initial up-front fees as well as continuing annual fees for each year thereafter. The Company signed two such agreements in the year 2000, which resulted in approximately $1,200,000 received in 2000 and 2001. In 2001 the Company sold technology, software and computer hardware for the encoding of the aforementioned streaming video data for approximately $220,000 to an affiliate licensee for one-time revenues. The revenues from these affiliate license agreements were recognized over the term of such agreements. The remaining unearned portion of $305,000 was recognized in the year 2002 since such license agreements were terminated. In 2002, we received another $100,000 for monthly fees due under an affiliate license agreement.

         We have incurred net losses of $1.5 million, $6.2 million and $9.5 million for the years ended December 31, 2002, 2001 and 2000. These losses have been mostly financed by the sale of equity in our company and the issuance of equity for services.

         On February 10, 2003, we acquired a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $825,000 based on the Japanese Yen/US dollar exchange rate on that date. The acquisition of iAccele is a key component to our strategy of shifting our revenue model from broadband entertainment channels and revenues derived from advertising to a renewed focus on developing media technology products and services and on licensing revenues.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

                                                 YEAR ENDED DECEMBER 31,                  2002             2001
                                        --------------------------------------         COMPARED TO     COMPARED TO
                                          2002           2001            2000             2001             2000
                                          ----           ----            ----             ----             ----
                                                (dollars in thousands)
Revenue ..............................  $   406        $   709         $   390            (42.7)%           81.8%

Cost of sales ........................       63            619             720            (89.8)           (14.0)

Gross profit (loss) ..................      343             90            (330)           281.1            127.3

Expenses:

   Production ........................       22             81           1,529            (72.8)           (94.7)

   Write down of fixed assets ........       38            250             335            (84.8)           (25.4)

   Write down of capitalized
     development costs ...............       --            534              --                *                *

   Selling, general and
     administrative expenses .........      903          5,420           7,424            (83.3)           (27.0)

      Total expenses .................      962          6,286           9,288            (84.7)           (32.2)

Loss from operations .................     (619)        (6,197)         (9,618)           (90.0)           (35.6)

Total other income ...................      211             16              87          1,218.7            (81.6)

Total other expense ..................   (1,085)           (59)             --          1,981.0                *

Net loss .............................   (1,493)        (6,239)         (9,531)           (76.1)           (34.5)
 ----------
 * Not meaningful.

     YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         We sustained a net loss of approximately $1,493,000 for the year ended December 31, 2002 on revenues of approximately $406,000, derived from earned licensing fees. Revenues for the year ended December 31, 2001 are comprised of earned license fees, which were $500,000 and the sale of encoding mechanisms, amounted to approximately $200,000. The sale of the encoding mechanisms is a one-time sale arrangement with an affiliate licensee.

         Cost of sales of approximately $63,000 for the year ended December 31, 2002 and approximately $619,000 for the year ended December 31, 2001 is predominantly comprised of depreciation and amortization of software and equipment used in the production of the Website and content production. Production costs for the development of our original content for the year ended December 31, 2002 were approximately $22,000 as compared to approximately $81,000 for the year ended December 31, 2001. The production costs incurred in 2002 were residual costs incurred after the cessation of our own content production efforts in fiscal year 2001. Depreciation and amortization was reduced significantly to $55,000 for 2002 from $927,000 for 2001 due to the write down of assets used for content production written off during 2001 and the relocation of our executive offices from Miami, Florida to Burlingame, California, in the amounts of approximately $38,000 for the year ended December 31, 2002 and $250,000 for year ended December 31, 2001. We wrote down capitalized development expenses in the amount of approximately $534,000 during 2001.

         Our selling, general and administrative expenses were approximately $903,000 for the year ended December 31, 2002, consisting primarily of approximately $526,000 in personnel costs, $90,000 in professional and consulting fees and the balance of $287,000 is for general administrative expenses such as rent, travel, and telephone, as compared to approximately $5.4 million for 2001, consisting of approximately $4.1 million in personnel costs (including $2.2 million of equity compensation), $340,000 in professional and consulting fees, $900,000 in general administrative expenses such as rent, travel and telephone. The reduction in personnel costs, professional and consulting fees and other general and administrative costs from fiscal year 2001 to fiscal year 2002 is direct result of our not producing content. We recorded approximately $211,000 of other income during the year ended December 31, 2002 relating to the forgiveness of indebtedness due to negotiated settlements with several creditors.

         We incurred approximately $1.1 million as an interest expense during the year ended December 31, 2002. This expense was attributable to the beneficial conversion rights of monies loaned to us.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         We sustained a net loss of approximately $6.2 million for the year ended December 31, 2001 on revenues of approximately $700,000, derived from earned licensing fees and the sale of PLS encoding mechanisms. Revenues for the year ended December 31, 2001 are comprised of earned license fees, which were $500,000, and the sale of encoding mechanisms, which amounted to approximately $200,000, while revenues for the year ended December 31, 2000 are comprised of $400,000 of earned license fees. The sale of the encoding mechanisms was a one-time sale arrangement with an affiliate licensee.

         Cost of sales of approximately $619,000 for the year ended December
31, 2001 and approximately $720,000 for the year ended December 31, 2000 is predominantly comprised of depreciation and amortization of software and equipment used in the production of the Website and content production. Production costs for the development of our original content for the year ended December 31, 2001 were approximately $81,000 as compared to approximately $1.5 million for the year ended December 31, 2000. The reduction in production costs reflects the cessation of our own content production efforts in fiscal year 2001. Production costs include (i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content. Depreciation and amortization was reduced marginally from to approximately $624,000 for 2001 from approximately $670,000 for 2000 due to the write down of assets being placed in service for content production. We have also written down certain of our fixed assets no longer employed in the production of content due to technological changes with the digitalization equipment utilized for content production and the relocation of our executive offices from New York City to Miami, Florida, in the amounts of $250,000 for the year ended December 31, 2001 and $335,000 for year ended December 31, 2000, which includes the closure of the Paris operations. We wrote down capitalized development expenses in the amount of approximately $534,000 during 2001.

         Our selling, general and administrative expenses were approximately $5.4 million for the year ended December 31, 2001, consisting primarily of approximately $4.1 million in personnel costs (including $2.2 million of equity compensation), $340,000 in professional and consulting fees and the balance of $900,000 is for general administrative expenses such as rent, travel and telephone, as compared to approximately $7.4 million for 2000, consisting of approximately $3.9 million in personnel costs (including $1.2 million of equity compensation), $303,000 in professional and consulting fees, $3.2 million in general administrative expenses such as rent, travel and telephone. The reduction in cash compensation and content production costs from fiscal year 2000 to fiscal year 2001 is direct result of our not producing content.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements and by means of non-interest bearing loans, capital contributions from an affiliated person and the issuance of securities for services rendered. Net proceeds from these sales have totaled approximately $19.2 million as of December 31, 2002, with approximately $8.8 million raised in the initial public offering and the balance raised in the private placements and equity issued for services in the amount of approximately $10.4 million. Additional funding was obtained in the form of loans from related parties, of which approximately $1.1 million was outstanding at December 31, 2002.

         For the year ended December 31, 2002, we used approximately $583,000 in connection with our operating activities. Such amount was primarily attributable to net losses, plus reductions in accounts payable, deferred revenue and accrued expenses offset by decreases in depreciation, stock and options issued for services and unearned compensation expenses. For the year ended December 31, 2002, approximately $122,000 and $887,000 were provided by investing activities and financing activities.

         We believe that the growth of our operations will depend on our ability to develop and market the iAccele software. During the year ended December 31, 2002, we made no capital investments. We expect to have capital expenditures of approximately $800,000 in 2003 for the development of iAccele. We will need additional financing in order to finance a portion or all of these capital expenditures. Under our current strategy, we may seek to acquire one or more companies in other areas of media technology. Any such acquisition would require equity or debt financing. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

         As of September 30, 2002, IAJ converted 1,000 shares of our Series A convertible preferred stock (the "Preferred Shares") for 20,000,000 shares of our common stock (the "Conversion Shares"). IAJ had acquired the Preferred Shares from us on October 30, 2001 in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Preferred Shares to the Conversion Shares.

         We owed David Badner, a shareholder of, and a former consultant to, our company, $563,857 as of September 25, 2002 pursuant to a convertible promissory note dated May 31, 2002 (the "Promissory Note"). As of September 25, 2002, IAJ acquired the right, title and interest to the Promissory Note. The interest rate under the Promissory Note is 10% per annum.

         During the three months ended December 31, 2002, IAJ loaned us $500,000 pursuant to the terms and conditions of the Promissory Note, increasing the principal amount to $1,063,857. The proceeds of this loan were for working capital purposes.

         The debt under the Promissory Note is convertible into our Series B preferred stock, which is convertible into shares of our common stock. The issuance of the Series B preferred stock is subject to certain conditions including an amendment to our certificate of incorporation increasing our authorized common stock to at least 100,000,000 shares. As of December 31, 2002, the principal amount of the Promissory Note was convertible into 10,638,570 shares of our common stock.

         As of October 15, 2002, all employees still on the payroll were terminated. Additionally, we relocated our offices to Burlingame, California.

         On February 10, 2003, we acquired a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $825,000 based on the Japanese Yen/US dollar exchange rate on that date.

         In order to finance this purchase, we borrowed 100.0 million Japanese Yen from PBAA Fund Ltd., a British Virgin Islands limited liability company. The principal amount of this loan, together with interest thereon at 4.50 percent per annum, is due and payable on January 31, 2004. We may defer payment of the principal amount of this loan, but not accrued interest, for one additional year with the consent of PBAA.

We may prepay all or specified minimum portions of this loan at any time after March 31, 2003 upon payment of certain prepayment penalties.

         If this loan is not repaid by January 31, 2004, PBAA will be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of our common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of our common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave us notice of conversion, or, if our common stock is not then traded on the American Stock Exchange, the closing bid price for our common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which our common stock is then traded. By way of illustration, had such conversion occurred on February 10, 2003, PBAA would have received 7,335,145 shares of our common stock which, when added to those shares currently beneficially owned by PBAA and its affiliates would increase their collective ownership of our common stock to approximately 78.9%.

         At December 31, 2002, we had $444,000 in cash. We will need to obtain additional financing in 2003 in order to continue our current operations and to sustain our cash flow needs, including the cash flow needs of iAccele. Under our current strategy, we may seek to acquire one or more companies in other areas of media technology. Any such acquisition would require equity or debt financing. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

         Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 2 to our consolidated financial statements.

     REVENUE RECOGNITION

         Revenues are predominately from the license fees earned over the term of the license agreement, unless terminated earlier. Prepaid license fees were deferred until earned on a ratable straight line basis over the term on the agreement. The revenues from the sale of encoding machines sold were recognized when sold encoding machines were delivered. Cost of sales related to us were comprised predominately of depreciation and amortization costs of the capitalized software and equipment costs, as well as the costs attributed to the assembly of the encoding machines sold.

         We apply judgement to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

     LONG-LIVED ASSETS (INCLUDING TANGIBLE AND INTANGIBLE ASSETS)

         We acquired and built content for our website to conduct our global business operations. Such costs affected the amount of future period amortization expense and impairment expense that we incur and record as cost of sales. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgements regarding the existence of impairment indicators and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors. Future events could cause us conclude that impairment indicators exist and that other tangible or intangible assets is impaired.

     ACCOUNTING FOR INCOME TAXES

         As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to us not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that we recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals. We have adopted SFAS No. 144.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

         During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

         The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on our financial position, results of operations and cash flows.

RISK FACTORS

     WE HAVE A LIMITED OPERATING HISTORY

         We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, We are anticipated shifting the revenue model from broadband entertainment channels and revenues derived from advertising, to a renewed focus on developing media technology products and services and on licensing revenues. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for media technology products and services as well as Internet broadcasting.

         As we have such a limited history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

     WE HAVE EXTREMELY LIMITED CASH FLOW

         Our business requires capital to continue operations. At the present time, we have not generated material revenues from operations. To date, our cash flow has primarily come from intermittent sales of our securities and from loans from an affiliated person. We can give no assurance our cash flow will be sufficient to allow us to continue our operations at present levels.

     WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO CONTINUE OPERATIONS

         We will require additional financing to expand operations. We have no current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Sales of additional equity securities will result in substantial pro rata dilution to our present stockholders. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations or to cease operations altogether. Technology stocks in general have recently experienced significant downturns on the financial markets, and the trend is expected to continue indefinitely. Negative investor sentiment for technology stocks will adversely affect our ability to secure additional financing.

     LOW PRICE AND TRADING VOLUME IN OUR STOCK MAY RESULT IN DELISTING OF TRADING ON THE AMERICAN STOCK EXCHANGE

         The price and volume at which our stock has recently traded on the American Stock Exchange does not meet its criteria for continued listing. Although the AMEX has not officially communicated any intention to us to delist our stock, if our stock were to be delisted, it would materially affect the ability of an investor to dispose of his or her shares of our common stock, and further reduce the liquidity of the investment.

     WE ARE DEPENDENT ON PROVIDERS OF BROADBAND AND HIGH SPEED INTERNET ACCESS

         We have historically relied on providers of broadband and high speed Internet access to facilitate the viewing of our SLS channels. Until we are successful in marketing our iAccele software, which currently allows narrowband users to accelerate their access to certain aspects of the Internet, we will continue to rely on such providers.

If providers of broadband and high speed Internet access do not sustain existing operations, or fail to maintain current access speeds, our ability to provide streaming video will be adversely affected.

     WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS

         We regard our copyrights, trade secrets, trademarks and similar intellectual property as significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights. We are unable to assure investors that the steps taken by us to protect our proprietary rights will be adequate. Furthermore, we can give no assurance that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us.

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

         We historically have not collected sales or other taxes with respect to the sale of services or products on the Internet in states and countries where we believe we are not required to do so. One or more states or countries have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or countries that we should collect sales or other taxes on products and services, or remit payment of sales or other taxes for prior periods, could adversely affect our business.

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

     WE RELY ON CERTAIN TECHNOLOGIES WE LICENSE FROM THIRD PARTIES

         We rely on certain technologies we license from third parties. There can be no assurance these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business. However, other than our trademarks and service marks, we do not believe that the loss of any particular one of our intellectual property rights would materially harm our business.

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

         On February 10, 2003, we acquired a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users. iAccele is currently sold through various distribution outlets in Japan, including retail stores.

         In order to finance the purchase of iAccele, we borrowed 100.0 million Japanese Yen from PBAA Fund Ltd., a British Virgin Islands limited liability company. The principal amount of this loan, together with interest thereon at 4.5% per annum, is due and payable on January 31, 2004. We may defer payment of the principal amount of this loan, but not accrued interest, for one additional year with the consent of PBAA. We may prepay all or specified minimum portions of this loan at any time after March 31, 2003 upon payment of certain prepayment penalties. If this loan is not repaid by January 31, 2004, PBAA will be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of our common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of our common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave us notice of conversion, or, if our common stock is not then traded on the American Stock Exchange, the closing bid price for our common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which our common stock is then traded.

         Since we translate foreign currencies into U.S. dollars for reporting purposes, we are exposed to the impact of foreign currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to our consolidated financial statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our current executive officers and directors are as follows:

     NAME                       AGE     POSITION
     ----                       ---     --------

     Alan Margerison            32      President and Chief Executive Officer
                                        and Director
     Satoru Hirai               37      Chief Operating Officer, Chief Financial
                                        Officer, Secretary and Director
     Hiroshi Kubori             55      Chief Technical Officer and Director
     Raymond Christinson        31      Director
     Masazumi Ishii             55      Director
     Jun Kumamoto               35      Director
     Chinin Tana                60      Director

         ALAN MARGERISON has been President, Chief Executive Officer and a director of our company since October 2002. Mr. Margerison has also been President of Inter Asset Japan KK (Kabushiki Gaisha), a Japanese venture capital company, since 2001. Since 2001, he has also served as President and Chief Executive Officer of both Inter Asset Japan Ltd. and Inter Asset Japan Animation Ltd., as Director and Partner of Inter Asset Europe Investment Advisory Ltd., as Director of Activated Content Corporation Ltd. and as Director of Inter Asset Japan Capital (Hong Kong) Ltd. Since 2002, Mr. Margerison has served as President and Chief Executive Officer of KK Inter Asset Japan REIT Holdings, as Chairman of Alan Charles Margerison Golf Resort & KK, and as Audit Committee Director of both InfoshowerX Ltd. and Inter Asset Japan Investment Advisory. Mr. Margerison served as Partner of Japan Private Banking Consultants since 1999 and served as its President and Chief Executive Officer from 2001 to 2002. He served as an Associate with Magellan Tressider Tuohy, Japan from 1998 to 1999 and worked as an individual management consultant serving in private practice from 1997 to 1998.

         SATORU HIRAI has been our Chief Operating Officer and Chief Financial Officer since February 2003 and Secretary and a director of our company since October 2002. Mr. Hirai has also been Chief Executive Manager of Pacific United Partners, LLC, a consulting firm, since June 2001. Mr. Hirai was President of Pacific United Partners, Ltd (HK) from June 2000 to March 2001. He served as Manager, Asia Desk, of Cargill Investor Services from June 1999 to June 2000, as Vice President, Foreign Fixed Income, of Salomon Smith Barney (Japan) Ltd. from June 1996 to September 1998 and as Assistant Manager (Analyst), Financial Marketing, of Jardine Matheson K.K. from June 1991 to May 1996.

         HIROSHI KUBORI has been President and Chief Executive Officer of InfoShowerX Co, Ltd. since April 1999 and President and Chief Executive Officer of iAccele Co, Ltd since October 2002. iAccele has been a subsidiary of our company since February 10, 2003. Mr. Kubori served as a management director of Direct Internet Co., Ltd. from 1996 to 1999.

         RAYMOND CHRISTINSON has been a director of Intermedia Entertainment KK since 2001. He served as a Manager of Y's International KK from 1995 to 2001 and as a Director and Chief Operating Officer from 1999 to 2001.

         MASAZUMI ISHII is founder and Managing Director of AZCA, Inc., a professional firm based in Menlo Park, California that provides consulting and investment banking services to technology based companies to achieve their corporate development objectives in the Asia-Pacific markets. Mr. Ishii is also active as an investor in emerging high technology companies. Prior to establishing AZCA in 1985, Mr. Ishii was a senior management consultant at McKinsey & Company, Inc. in Tokyo and Los Angeles. At McKinsey, he planned and managed projects for more than fifteen major corporations in Japan, Europe and the United States, focusing on international diversification strategies. Prior to joining McKinsey, Mr. Ishii was involved in the computer industry for more than a decade, including eight years with IBM in Japan. Mr. Ishii serves on the board and the advisory board of several multinational companies. Mr. Ishii is a board member of various associations, including the Japan Society of Northern California and the Japanese Chamber of Commerce in Northern California.

         JUN KUMAMOTO has been a lecturer at the Department of Humanities & Culture, Tokai University and at the International Education of Students (Tokyo) since April 2002. Prior thereto and from April 1995, Mr. Kumamoto was a research associate at the Institute of Administrative Management, Ministry of Public Management, Home Affairs, Posts and Telecommunications.

         CHININ TANA has been a partner of the law firm Arter & Hadden LLP since October 2000. Prior thereto and from 1993, Mr. Tana was a partner of the law firm of Pillsbury Madison & Sutro LLP.

         Messrs. Margerison and Hirai also currently serve as executives of entities affiliated with IAJ, the owner of a majority of our common stock. See "Certain Relationships and Related Transactions--Relationships with Inter Asset Japan."

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such common stock with the SEC, and to file copies of such reports with us. Based solely upon a review of the copies of such reports filed with us, we believe that during 2002 such reporting persons complied with the filing requirements of said Section 16(a), except that Alan Margerison and Satoru Hirai each failed to file on a timely basis a Form 3 (Initial Statement of Beneficial Ownership of Securities).

ITEM 11. EXECUTIVE COMPENSATION

         The following table shows the compensation of our Chief Executive Officers (the Named Officers"). None of our executive officers' total annual compensation exceeded $100,000 for the year ended December 31, 2002.

                                             SUMMARY COMPENSATION TABLE
                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                                     ------------
                                                  ANNUAL COMPENSATION                  NUMBER OF
                                          -------------------------------------       SECURITIES
       NAME AND                                                    OTHER ANNUAL       UNDERLYING       ALL OTHER
  PRINCIPAL POSITION        YEAR          SALARY        BONUS      COMPENSATION        OPTIONS        COMPENSATION
  ------------------        ----          ------        -----      ------------      ------------     ------------
Alan Margerison,            2002             $ 0         $0             $0                $0               $0
President and Chief
Executive Officer(1)

Jonathan Braun,             2002              $0         $0             $0                $0               $0
President and Chief         2001         $22,500         $0             $0                $0               $0
Executive Officer(2)        2000        $183,150         $0             $0                $0               $0

-----------
(1) Commenced as President and Chief Executive Officer, effective October 18, 2002. During the period from October 18, 2002 to December 31, 2002, Mr. Margerison was compensated by, and for his services to, Inter Asset Japan, Ltd., an affiliate of the controlling stockholder of our company. We entered into an employment agreement with Mr. Margerison on February 3, 2003. See below "Employment Agreements."

(2) Resigned as President and Chief Executive Officer, effective October 18,
2002.

EMPLOYMENT AGREEMENTS

         On February 3, 2003, we entered into an employment agreement with Alan Margerison to serve, for a term of three years, as our President and Chief Executive Officer at a annual base salary of $60,000 and eligibility to receive compensation, including options, at the discretion of our Compensation Committee. On February 3, 2003, we entered into an employment agreement with Satoru Hirai to serve, for a term of three years, as our Chief Operating Officer and Chief Financial Officer at a annual base salary of $91,200 and eligibility to receive compensation, including options, at the discretion of our Compensation Committee. Such agreements also contain provisions for confidentiality for the term of each agreement and thereafter. Each employment agreement also provides for a severance payment in the amount of 25% of the executive's annual base salary in the event that the employee is terminated by us without cause.

COMPENSATION OF DIRECTORS

         Our directors who are not otherwise our employees are compensated at the rate of $1,000 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2003 by:

         o        each director;

         o each person known by us to own beneficially 5% or more of our common stock;

         o each officer named in the summary compensation table elsewhere in this report; and

         o        all directors and executive officers as a group.

         The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

         Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each beneficial owner of more than 5% of common stock is IA Global. Inc., 533 Airport Boulevard, Suite 400, Burlingame, California 94010.

          NAME OF BENEFICIAL OWNER                     NUMBER           PERCENT
          ------------------------                     ------           -------
Alan Margerison..............................       47,748,370 (1)        76.5%
Satoru Hirai.................................            --                --
Hiroshi Kubori...............................            --                --
Raymond Christinson .........................            --                --
Masazumi Ishii...............................            --                --
Jun Kumamoto.................................            --                --
Chinin Tana..................................            --                --
Inter Asset Japan LBO No. 1 Fund
  35F Atagao Greenhills Mori Tower
  2-5-1 Atago, Minato-Ku
  Tokyo 105-6235 Japan.......................       30,638,570 (2)(3)     49.1%
PBAA Fund Ltd.
  Omar Hodge Building, 2nd floor
  325 Waterfront Drive
  Wickams Cay 1
  Road Town, Tortola
  British Virgin Islands.....................        4,009,800 (2)         7.7%

          NAME OF BENEFICIAL OWNER                     NUMBER           PERCENT
          ------------------------                     ------           -------
Terra Firma Fund Ltd.
  Woodbourne Hall
  P.O. Box 3162
  Road Town, Tortola
  British Virgin Islands.....................       13,100,000 (2)        25.3%
I. William Lane
  80 Woodland Road, Apt. 4
  Short Hills, New Jersey  07078.............        2,893,350 (4)         5.8%
--------------------
(1) Reflect the shares beneficially owned by IAJ, PBAA Fund Ltd. and Terra Firma Fund Ltd. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison currently serves as the President and Chief Executive Officer of Inter Asset Japan KK (Kabushiki Gaisha), a Japanese venture capital company and an affiliate of IAJ.

(2) Based on the statement on Schedule 13D filed with the Securities and Exchange Commission on March 5, 2003 by Inter Asset Japan LBO No. 1 Fund, PBAA Fund Ltd. and Terra Firma Fund Ltd., and as updated orally by representatives of such entities. Although such entities stated in the schedule that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act, each entity stated in such schedule that it had sole voting and dispositive power with respect to all of the shares reported on the Schedule 13D.

(3) IAJ directly owned, as of March 31, 2003, 20,000,000 shares of our common stock in the aggregate, or approximately 38.6% of the outstanding shares of our common stock. Should IAJ choose to convert the principal amount of the Promissory Note that was outstanding on December 31, 2002 ($1,063,857), then IAJ would beneficially own 30,638,570 shares of our common stock, or approximately 49.1% of the outstanding common stock. Such conversion is subject to certain conditions including an amendment to our certificate of incorporation increasing our authorized common stock to at least 100,000,000 shares.

(4) Includes 297,600 shares owned by Dr. Lane's wife.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH INTER ASSET JAPAN

         Alan Margerison, our President and Chief Executive Officer and one of our directors, currently serves as the President and Chief Executive Officer of Inter Asset Japan KK (Kabushiki Gaisha), a Japanese venture capital company and an affiliate of Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ"), the majority owner of our common stock.

         As of September 30, 2002, IAJ consummated a series of related transactions pursuant to which IAJ, together with its affiliates, became the majority stockholder of our company. As of such date, IAJ converted 1,000 shares of our Series A convertible preferred stock (the "Preferred Shares") for 20,000,000 shares of our common stock (the "Conversion Shares"). IAJ had acquired the Preferred Shares from us on October 30, 2001, in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Preferred Shares to Conversion Shares.

         In connection with these transactions, Jonathan Braun, our President and Chief Executive Officer at that time, resigned as a director of our company effective September 30, 2002. On October 18, 2002, Mr. Braun resigned as our President and Chief Executive Officer. Mr. Braun's resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. Immediately following Mr. Braun's resignation as our President and Chief Executive Officer, our Board of Directors elected Alan Margerison to serve as one of our directors and appointed Mr. Margerison to serve as our President and Chief Executive Officer.

         We owed David Badner, a shareholder of, and a former consultant to, our company, $563,857 as of September 25, 2002 pursuant to a convertible promissory note dated May 31, 2002 (the "Promissory Note"). As of September 25, 2002, IAJ acquired the right, title and interest to the Promissory Note. The interest rate under the Promissory Note is 10% per annum.

         During the three months ended December 31, 2002, IAJ loaned us $500,000 pursuant to the terms and conditions of the Promissory Note, increasing the principal amount to $1,063,857. The proceeds of this loan were for working capital purposes.

         The debt under the Promissory Note is convertible into our Series B preferred stock, which is convertible into shares of our common stock. The issuance of the Series B preferred stock is subject to certain conditions including an amendment to our certificate of incorporation increasing our authorized common stock to at least 100,000,000 shares. As of December 31, 2002, the principal amount of the Promissory Note was convertible into 10,638,570 shares of our common stock.

         On February 10, 2003, we acquired a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $825,000 based on the Japanese Yen/US dollar exchange rate on that date.

         In order to finance this purchase, we borrowed 100.0 million Japanese Yen from PBAA Fund Ltd., a British Virgin Islands limited liability company. The principal amount of this loan, together with interest thereon at 4.50% per annum, is due and payable on January 31, 2004. We may defer payment of the principal amount of this loan, but not accrued interest, for one additional year with the consent of PBAA. We may prepay all or specified minimum portions of this loan at any time after March 31, 2003 upon payment of certain prepayment penalties.

         If this loan is not repaid by January 31, 2004, PBAA will be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of our common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of our common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave us notice of conversion, or, if our common stock is not then traded on the American Stock Exchange, the closing bid price for our common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which our common stock is then traded. By way of illustration, had such conversion occurred on February 10, 2003, PBAA would have received 7,335,145 shares of our common stock which, when added to those shares currently beneficially owned by PBAA and its affiliates would increase their collective ownership of our common stock to approximately 78.9%.

         iAccele intends to use 75.0 million of the 100.0 million Japanese Yen that it received from us to partially repay a contractual obligation of 150.0 million Japanese Yen, since reduced by iAccele's payment of 30.0 million Japanese Yen, that it owes to InfoShowerX, a Japanese public company, which was incurred by iAccele in connection with a December 2002 reorganization by which iAccele, previously an unincorporated operating division of InfoShowerX, acquired the division's assets from InfoShowerX and became a stand-alone corporation. iAccele is required to repay this contractual obligation to InfoShowerX in its entirety by the end of April 2003. InfoShowerX has agreed to indemnify us for any damages that may result from representations and warranties made to us by iAccele to acquire our equity interest thereon. IAJ owns 42.7% and Hiroshi Kubori, a director of our company, owns approximately 5% of the capita; stock of InfoShowerX.

         Pursuant to a one-year outsourcing agreement, dated as of December 20, 2002, iAccele will provide business services to InfoShowerX and InfoShowerX will provide technology services and office space to iAccele.

         IAJ, together with PBAA and another affiliated entity, are the majority owners of our equity capital. Certain other entities, also affiliated with IAJ, own a significant equity position in InfoShowerX, and InfoShowerX has outstanding indebtedness owed to IAJ. A portion of the payment that InfoShowerX expects to receive from iAccele, noted above, may be used to repay some or all of its indebtedness to IAJ.

DOMAIN NAME LICENSE AGREEMENTS

         Prior to September 25, 2002, we had separate license agreements with the Center of Contemporary Diplomacy, Inc., an organization founded by I. William Lane, our former Chairman, and with Jonathan Braun, a former director and our former President and Chief Executive Officer. The agreements afforded us a 25-year exclusive license for unlimited use of certain Internet Web site addresses (domain names) owned by the Center and by Mr. Braun, including the name of our corporate home page, medium4.com. We actively used only three of the 131 domain names that we licensed: Medium4.com, foreignTV.com and StreamingUSA.com. The annual fee for maintaining each of those other registrations was approximately $35 per domain name. As of September 25, 2002, we, the Center and Mr. Braun agreed to the termination of these license agreements. Pursuant to the terms of the termination agreement, we retained the domain names: Medium4.com, Medium4TV.com, foreignTV.com and StreamingUSA.com.

         Each of these licenses included the right to sublicense the use of the licensed Internet names to others. These agreements required us to pay the Center or Mr. Braun, as the case may be, an annual license fee of $600 per address for each of the first five years of the 25-year term. We were also obligated to indemnify the Center and Mr. Braun against any and all claims asserted against either of them relating to our use of the addresses. We did not make any payments to the Center or Mr. Braun in 2001 and 2002, and any licensing fees that we owed the Center or Mr. Braun were either waived prior to September 25, 2002 or were waived pursuant to the terms of the termination agreement.

RELEASE AND INDEMNITY AGREEMENT

         As of September 25, 2002, we, IAJ and Jonathan Braun executed a Release and Indemnity Agreement, pursuant to which Mr. Braun agreed to resign as a director and as President and Chief Executive Officer of the Company. Mr. Braun further agreed to the termination of his five-year employment agreement with us. The employment agreement commenced on January 1, 1999 and was in effect until October 18, 2002. Under the terms of Mr. Braun's employment agreement, his annual base salary was set at $150,000, with annual increases at a rate of not less than 10%. Mr. Braun also would have received a one-time bonus of $25,000 if we had achieved profitability during his employment. The agreement also provided for the payment of severance to Mr. Braun in the event of our terminating his employment other than for "cause." The severance was required to be an aggregate lump sum equal to one year of Mr. Braun's minimum base salary at the date of termination, augmented by a like amount for each year of prior employment. Pursuant to the Release and Indemnity Agreement, we and Mr. Braun agreed that, notwithstanding the terms of Mr. Braun's employment agreement, Mr. Braun's salary for 2001 and 2002 would be $22,500 and $0, respectively, and that Mr. Braun would not receive any severance in connection with the termination of his employment. Mr. Braun also agreed to continue to assist us with certain SEC filing duties subsequent to his resignation. No compensation was paid to Mr. Braun or any affiliate of Mr. Braun in consideration for his execution of the Release and Indemnity Agreement, the performance of any of the provisions thereunder, or the termination of Mr. Braun's employment agreement or the license agreements with us.

RELATIONSHIP WITH DAVID BADNER

         During the years ended December 31, 2001 and 2002, David Badner, a shareholder of our company and a consultant to our company from December 1, 2001 to September 25, 2002, either directly or through Raebrook Inc., a New York corporation and an investment consulting firm owned by Mr. Badner and Joseph N. Savasta, advanced us an aggregate of approximately $873,866 to help defray our cash flow needs. These advances were in the form of loans directly to us and direct payments to our creditors and suppliers. During the years ended December 31, 2001 and 2002, we repaid Mr. Badner approximately $355,009 of such advances. During the year ended December 31, 2002, Mr. Badner performed consulting services for which he was owed $45,000. As of September 25, 2002, we owed Mr. Badner an aggregate of $563,857 for such advances and consulting services under the terms and conditions of the Promissory Note, which is discussed in further detail under "--Relationships with Inter Asset Japan." As of September 25, 2002, IAJ acquired the right, title and interest to the Promissory Note.

         In 2000, Mr. Badner assisted us in identifying inefficiencies in our operations and in reducing or eliminating redundant overhead and unnecessary expenses. During the year ended December 31, 2001, Mr. Badner also assisted us in negotiating the reduction of our accounts receivable to various unaffiliated third parties, with resultant savings to us of approximately $500,000. J.N. Savasta Corp., an insurance brokerage, owned by Mr. Badner and Mr. Savasta, also paid approximately $75,000 of our insurance premiums and replaced several of our insurance policies in effect at various times during that year with comparable coverages at substantially lower rates, with resultant savings to us in excess of $135,000 over an 18-month period. For these and other services rendered on our behalf during the year ended December 31, 2001, as well as in the immediately preceding year, and in recognition of the fact that Mr. Badner had essentially acted as our lender of last resort when we had exhausted all other possibilities for short-term financing, we privately issued to Mr. Badner and J.N. Savasta Corp. 11,900,000 and 500,000 shares, respectively, of our common stock. We valued these shares at $0.15 per share, which represented the market price of our common stock on their respective dates of issuance during fiscal year 2001. Pursuant to consulting services agreement effective December 1, 2001, Mr. Badner provided consulting services to us at a fixed monthly rate of $15,000 plus reimbursement for the actual cost of all reasonable expenses of travel and entertainment, promotional activities and other expenses incurred on behalf of us and our subsidiaries and our affiliates in connection with the performance of the Mr. Braun's services under the agreement. We and Mr. Badner terminated this agreement as of September 25, 2002. Mr. Badner generally released us and IAJ and their affiliates from all liabilities, and we and Mr. Badner agreed to cooperate with each other in regard to our American Stock Exchange listing and in the development of our business and enhancement of the value of our company. . In consideration of such cooperation, we were committed by IAJ to issue to Mr. Badner 2,000,000 shares of our common stock and to effectuate a registration of such shares with the SEC.

CORPORATE APARTMENT

         In February 2001, we leased a corporate apartment in Miami, Florida for the use of Jonathan Braun, our President and Chief Executive Officer at the time, and David Badner. These individuals used the apartment while in the process of relocating our executive offices to Miami. The monthly rental expense was approximately $3,800. The corporate apartment was justified as being more cost effective than hotel expense for those two individuals while in Miami on business for the Company. In mid-2001, David Badner began paying for two-thirds of the monthly rental expense and using the apartment for his personal use in such promotion. Mr. Badner began paying 100% of the monthly rental expense in April 2002.

MISCELLANEOUS TRANSACTIONS

         In 2001, I. William Lane, the then Chairman and a current shareholder of our company, loaned us $64,719. As of September 30, 2002, the loan was contributed to our capital.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)  FINANCIAL STATEMENTS:

         Our financial statements, as indicated by the Index to Consolidated Financial Statements set forth below, begin on page F-1 of this Form 10-K, and are hereby incorporated by reference. Financial statement schedules have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors .............................................F-1

Consolidated Balance Sheets as of
     December 31, 2002 and 2001.............................................F-2

Consolidated Statements of Operations
     for the years ended December 31, 2002,
     2001 and 2000 .........................................................F-3

Consolidated Statement of Stockholders'
     Deficiency for the years ended December 31,
     2002, 2001 and 2000....................................................F-4

Consolidated Statement of Cash Flows
     for the years ended December 31, 2002,
     2001 and 2000 .........................................................F-5

Notes to Consolidated Financial
     Statements ............................................................F-6

         (B)   REPORTS ON FORM 8-K:

         We filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2002:

         o On October 7, 2002, we reported under Items 1 and 7 of Form 8-K, dated September 30, 2002, the change in control of our company.

         (C)   EXHIBITS:

     EXHIBIT
     NUMBER    EXHIBIT DESCRIPTION
     ------    -------------------

      2.1 Investment Agreement, dated as of February 10, 2003, between Registrant and iAccele Co., Inc. (1)

      2.2 Indemnification Agreement, dated as of February 10, 2003, among Registrant, iAccele Co., Inc. and InfoShowerX Co., Ltd. (1)

      2.3 Intercompany Loan Agreement, dated as of January 31, 2003, between Registrant and PBAA Fund Ltd. (1)

      3.1      Certificate of Incorporation, as amended, of Registrant (2)

      3.2 Certificate of Amendment, dated January 3, 2003, to the Certificate of Incorporation of the Registrant (3)

      3.3 Certificate of Designation of Preferences and Rights of the Registrant's Series A convertible preferred stock (4)

      3.4      By-laws of Registrant, as amended (5)

      4.1      Form of Certificate evidencing shares of common stock (2)

     10.1      1999 Stock Option Plan (2)

     10.2 Agreement and Assignment dated as of September 25, 2002 by and among David Badner, Inter Asset Japan Co., Ltd. and Medium4.com, Inc.(6)

     10.3 Release and Indemnity dated as of September 25, 2002 by and among Jonathan Braun, Inter Asset Japan Co., Ltd. and Medium4.com, Inc.
               (6)

     10.4      Employment Agreement of Alan Margerison

     10.5      Employment of Satoru Hirai

     21.1      Subsidiaries of the Registrant

     23.1      Consent of Radin, Glass & Co., LLP
-------------------
(1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 25, 2003, and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Registration Statement on Form S-1, as amended (File No. 333-71733), and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 3, 2003, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 8, 2001, and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Registration Statement on Form 8-A (File No. 1-15863), and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 30, 2002, and incorporated herein by reference.

                          INDEPENDENT AUDITOR'S REPORT


Shareholders and Directors
IA Global (Formerly: Medium4.com, Inc.)

We have audited the accompanying consolidated balance sheets of IA Global, Inc.(A development stage enterprise) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' deficiency and cash flows for each of the three years ended December 31, 2002, 2001, 2000, and the cumulative period November 12, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. (formerly: Medium4.com, Inc.) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years ended December 31, 2002, 2001, 2000, and the cumulative period November 12, 1998 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $1.5 million for the year ended December 31, 2002, and has a working capital deficiency as of December 31, 2002. These factors raise substantial doubt the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the Company restated its consolidated financial statements for the years ended December 31, 2001 and 2000.


                                        /s/ Radin, Glass & Co., LLP
                                        Certified Public Accountants
New York, New York
February 28, 2003

                                 IA Global, Inc.
                        (A development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                                     Restated
                                                                      Note 3
                                     ASSETS

CURRENT ASSETS:
Cash .............................................  $    444,383   $     18,380
Other current assets .............................             -            376
                                                    ------------   ------------
Total Current Assets .............................       444,383         18,756

INVESTMENT IN AFFILIATE ..........................             -        100,000

LEASEHOLD IMPROVEMENTS and EQUIPMENT, NET ........           812         93,511

OTHER ASSETS .....................................         5,477         27,569
                                                    ------------   ------------
                                                    $    450,672   $    239,836
                                                    ============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable .................................  $    246,352   $    343,960
Accrued expenses .................................        31,000        211,843
Loan payable - related party .....................     1,063,857        243,479
                                                    ------------   ------------
Total Current Liabilities ........................     1,341,210        799,281

LONG-TERM LIABILITY - Deferred Revenues ..........             -        305,000

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock $.01 par value
  5,000 shares authorized: Series A
  Preferred Stock - -0- amd 1,000, issued
  outstanding, respectively (liquidation
  value of $1,000,000) ...........................             -             10
Series B preferred Stock -
  -0- issued and outstanding .....................             -              -
Common stock, $.01 par value; 75,000,000 shares
  authorized, 51,797,556 and 29,672,556 issued
  and outstanding, respectively ..................       517,976        296,726
Paid in capital ..................................    19,744,331     18,664,745
Deficit accumulated during development stage .....   (21,022,845)   (19,530,138)
Unearned compensation expense ....................       (80,000)      (245,788)
Treasury stock ...................................       (50,000)       (50,000)
                                                    ------------   ------------
Total Stockholder's deficiency ...................      (890,538)      (864,446)
                                                    ------------   ------------
                                                    $    450,672   $    239,836
                                                    ============   ============

                 See notes to consolidated financial statements

                                                 IA Global, Inc.
                                        (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Cumulative
                                                                                                   November 12,
                                                                                                      1998
                                                           Year ended December 31,                (inception) to
                                                ----------------------------------------------     December 31,
                                                    2002             2001             2000             2002
                                                ------------     ------------     ------------     ------------
                                                                   Restated         Restated         Restated
                                                                    Note 3           Note 3           Note 3
REVENUE ....................................    $    406,046     $    708,803     $    390,354     $  1,551,003


COST OF SALES ..............................          62,552          619,115          720,357        1,533,304
                                                ------------     ------------     ------------     ------------

GROSS PROFIT (LOSS) ........................         343,494           89,688         (330,003)          17,699

EXPENSES:
Production .................................          21,728           81,328        1,529,040        2,733,155
Write down of fixed assets .................          37,759          250,000          334,922          622,681
Write down of capitalized development costs                -          534,498                -          534,498
Selling, general and administrative expenses         903,001        5,420,438        7,423,916       16,533,734
                                                ------------     ------------     ------------     ------------
Total expenses .............................         962,488        6,286,264        9,287,878       20,424,068
                                                ------------     ------------     ------------     ------------
INCOME (LOSS) FROM OPERATIONS ..............        (618,994)      (6,196,575)      (9,617,880)     (20,406,369)

OTHER INCOME (EXPENSE):
Interest income ............................             212            1,351           86,809          292,079
Write down of investments ..................               -          (59,000)               -          (59,000)
Interest expense ...........................      (1,084,620)               -                -       (1,084,620)
Loss on marketable securities ..............               -                -                -         (125,445)
Other income ...............................         210,695           15,332                -          228,640
                                                ------------     ------------     ------------     ------------
Total other income (expense) ...............        (873,713)         (42,317)          86,809         (748,346)
                                                ------------     ------------     ------------     ------------

INCOME (LOSS) BEFORE TAXES .................      (1,492,707)      (6,238,892)      (9,531,071)     (21,154,715)

INCOME TAX EXPENSE .........................               -                -                -           14,000
                                                ------------     ------------     ------------     ------------

NET (LOSS) .................................    $ (1,492,707)    $ (6,238,892)    $ (9,531,071)    $(21,168,715)
Deemed dividends (Note 7) ..................      (1,000,000)      (1,000,000)
                                                ------------     ------------     ------------     ------------
NET (LOSS)  to Common Shareholders .........    $ (1,492,707)    $ (7,238,892)    $ (9,531,071)    $(22,168,715)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ...               -                -                -          (17,052)
                                                ------------     ------------     ------------     ------------
Comprehensive (Loss) Available to
    Common shareholders ....................    $ (1,492,707)    $ (7,238,892)    $ (9,531,071)    $(22,185,767)
                                                ============     ============     ============     ============

Weighted average shares of common stock
outstanding ................................      36,480,248       18,334,433       10,494,789

Net (loss) per share .......................    $      (0.04)    $      (0.34)    $      (0.91)
                                                ============     ============     ============

                                 See notes to consolidated financial statements

                                                       F-3

                                                        IA Global, Inc.
                                               (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY


                                               Preferred Stock           Common Stock            Additional
                                              ------------------    ------------------------      Paid in        Accumulated
                                              Shares     Amount       Shares       Amount         Capital          Deficit
                                              ------    --------    ----------   -----------    ------------    ------------
Balance as of November 12, 1998
      (inception) .........................        -    $      -     8,300,000   $    83,000     $         -     $         -
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 1998 ...........        -           -     8,300,000        83,000               -               -

Receipt of stock subscription .............        -           -             -             -               -               -
Sale of common stock - initial
      public offering .....................        -           -     1,678,433        16,784       8,766,768               -
Sale of common stock -
      private placement ...................        -           -       200,000         2,000         598,000               -
Stock options issued for services .........        -           -             -             -       2,424,246               -
Accumulated other comprehensive
      income ..............................        -           -             -             -               -               -
Unearned Compensation
      expense .............................        -           -             -             -               -               -
Net loss ..................................        -           -             -    (3,760,176)
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 1999 ...........        -    $      -    10,178,433   $   101,784    $ 11,789,014    $ (3,760,176)

Proceed from sale of common
      stock, net of expenses ..............        -           -     1,727,763        17,278       1,363,104               -
Stock issued for services .................        -           -       360,000         3,600         356,400               -
Stock options issued for services .........        -           -             -             -       1,489,625               -
Accumulated other comprehensive
      income ..............................        -           -             -             -               -               -
Unearned Compensation
      expense .............................        -           -             -             -               -               -
Net loss ..................................        -           -             -    (9,531,071)
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 2000 ...........        -    $      -    12,266,196   $   122,662    $ 14,998,143    $(13,291,247)

Proceeds from sale of preferred ...........    1,000          10             -             -         995,990               -
      stock
Proceed from sale of common ...............        -           -     2,821,360        28,214         446,562               -
      stock
Stock issued for services .................        -           -    14,585,000       145,850       2,224,050               -
Treasury Stock ............................        -           -             -             -               -               -
Unearned Compensation
      expense .............................        -           -             -             -               -               -
Net loss ..................................        -           -             -             -               -      (6,238,892)
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 2001 ...........    1,000    $     10    29,672,556   $   296,726    $ 18,664,745    $(19,530,139)

Proceeds from conversion of preferred .....   (1,000)        (10)   20,000,000       200,000        (199,990)              -
      shares
Stock issued for services .................        -           -     2,125,000        21,250         151,000               -
Valuation of benefiacial conversion feature        -           -             -             -       1,063,857               -
Contribution of capital ...................        -           -             -             -          64,719               -

Unearned Compensation .....................        -           -             -             -               -               -
      expense
Net loss ..................................        -           -             -             -               -      (1,492,707)
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 2002 ...........        -    $      -    51,797,556   $   517,976    $ 19,744,331    $(21,022,845)
                                              ======    ========    ==========   ===========    ============    ============

                                                                                                                (continued)
                                        See notes to consolidated financial statements

                                                              F-4A

                                                       IA Global, Inc.
                                              (A Development Stage Enterprise)

                                     CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
                                                         (continued)

                                                               Accumulated
                                                                 Other                         Unearned           Total
                                               Subscription   Comprehensive    Treasury      Compensation      Stockholders
                                                Receivable       Income         Stock           Expense           Equity
                                               ------------   -------------    --------       -----------       -----------
Balance as of November 12, 1998
      (inception) .........................      $(83,000)      $      -       $      -       $         -       $         -
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 1998 ...........       (83,000)             -              -                 -                 -

Receipt of stock subscription .............        83,000              -              -                 -            83,000
Sale of common stock - initial
      public offering .....................             -              -              -                 -         8,783,552
Sale of common stock -
      private placement ...................             -              -              -                 -           600,000
Stock options issued for services .........             -              -              -                 -         2,424,246
Accumulated other comprehensive
      income ..............................             -        (17,052)             -                 -           (17,052)
Unearned Compensation
      expense .............................             -              -              -        (2,121,215)       (2,121,215)
Net loss ..................................             -              -              -                 -        (3,760,176)
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 1999 ...........      $      -       $(17,052)      $      -       $(2,121,215)      $ 5,992,355

Proceed from sale of common
      stock, net of expenses ..............             -              -              -                 -         1,380,382
Stock issued for services .................             -              -              -                 -           360,000
Stock options issued for services .........             -              -              -                 -         1,489,625
Accumulated other comprehensive
      income ..............................             -         17,052              -                 -            17,052
Unearned Compensation
      expense .............................             -              -              -           720,547           720,547
Net loss ..................................             -              -              -                 -        (9,531,071)
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 2000 ...........      $      -       $      -       $      -       $(1,400,668)      $   428,890

Proceeds from sale of preferred ...........             -              -              -                 -           996,000
      stock
Proceed from sale of common ...............             -              -              -                 -           474,776
      stock
Stock issued for services .................             -              -              -                 -         2,369,900
Treasury Stock ............................             -              -        (50,000)                -           (50,000)
Unearned Compensation
      expense .............................             -              -              -                 -                 -
Net loss ..................................             -              -              -         1,154,880        (5,084,012)
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 2001 ...........      $      -       $      -       $(50,000)      $  (245,788)      $  (864,445)

Proceeds from conversion of preferred .....             -              -              -                 -                 -
      shares
Stock issued for services .................             -              -              -          (160,000)           12,250
Valuation of benefiacial conversion feature             -              -              -                 -         1,063,857
Contribution of capital ...................             -              -              -                 -            64,719

Unearned Compensation .....................             -              -              -           325,788           325,788
      expense
Net loss ..................................             -              -              -                 -        (1,492,707)
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 2002 ...........      $      -       $      -       $(50,000)      $   (80,000)      $  (890,538)
                                                 ========       ========       ========       ===========       ===========

                                       See notes to consolidated financial statements

                                                             F-4B

                                                        IA Global, Inc.
                                               (A Development Stage Enterprise)

                                             CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                  Cumulative
                                                                                                                 November 12,
                                                                                                                     1998
                                                                       Year ended December 31,                  (inception) to
                                                           -----------------------------------------------       December 31,
                                                              2002              2001              2000              2002
                                                           -----------       -----------       -----------       ------------
                                                                              Restated          Restated           Restated
                                                                               Note 3            Note 3             Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................      $(1,492,707)      $(6,238,892)      $(9,531,071)      $(21,022,845)
Adjustments to reconcile net loss to net cash used in
operating activites:
Depreciation ........................................           54,940           267,605           372,961            820,507
Amortization ........................................                -           659,559           297,264            977,690
Impairment of fixed assets / investment in affiliate                 -           309,000                 -            309,000
Write down of fixed assets ..........................           37,759                 -           334,922            372,681
Write down of sofware development costs .............                -           534,498                 -            534,498
Unearned compensation expense .......................          165,788         1,154,880           720,547          2,041,215
Valuation of beneficial conversion feature ..........        1,063,857                 -                 -          1,063,857
Common stock and options issued for services ........          172,250         2,369,900         1,849,625          4,694,806
Accounts receivable .................................                -                 -            12,800                  -
Other current assets ................................              376            13,761           364,686                  -
Accounts payable ....................................          (97,608)         (170,679)          258,245            246,352
Accrued expenses ....................................         (180,843)         (141,655)          120,191             31,000
Deferred revenue ....................................         (305,000)         (480,000)          785,000                  -
Due to related parties ..............................                -                 -                 -             (6,670)
                                                           -----------       -----------       -----------       ------------

NET CASH PROVIDED BY (USED) IN OPERATIONS ...........         (581,187)       (1,722,023)       (4,414,830)        (9,937,909)
                                                           -----------       -----------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in affiliate .............................          100,000                 -                 -            (59,000)
Other assets ........................................           22,092                 -          (147,201)          (301,897)
Purchases of capital expenditures ...................                -            75,466        (1,097,504)        (2,653,098)
Marketable securities ...............................                -               220         4,159,198                  -
                                                           -----------       -----------       -----------       ------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES .          122,092            75,686         2,914,494         (3,013,995)
                                                           -----------       -----------       -----------       ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of common stock ................................                -           474,776         1,380,382         11,238,710
Sale of preferred stock .............................                -           996,000                 -            996,000
Purchase of treasury stock ..........................                -           (50,000)                -            (50,000)
Change in subscription receivable ...................                -                 -                 -             83,000
Loan payable  - related party .......................          885,098           193,479            50,000          1,128,577
Accumulated other comprehensive income ..............                -                 -            17,052                  -
                                                           -----------       -----------       -----------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...........          885,098         1,614,255         1,447,434         13,396,287
                                                           -----------       -----------       -----------       ------------

NET (DECREASE) INCREASE IN CASH .....................          426,003           (32,082)          (52,903)           444,383

CASH, beginning of the period .......................           18,380            50,461           103,364                  -
                                                           -----------       -----------       -----------       ------------

CASH, end of the period .............................      $   444,383       $    18,380       $    50,461       $    444,383
                                                           ===========       ===========       ===========       ============

Supplemental disclosures of cash flow information:

Interest paid .......................................      $         -       $         -       $         -       $          -
Taxes paid ..........................................      $         -       $     4,889       $     4,600       $          -

Non cash financing activities:
Common stock and options issued for services ........      $   172,250       $ 2,369,900       $ 1,489,625       $          -
Contribution of debt to equity ......................      $    64,719       $         -       $         -       $          -
Conversion of preferred stock to common stock .......      $   200,000       $         -       $         -       $          -

                                        See notes to consolidated financial statements

                                                              F-5

                                 IA GLOBAL, INC.
                             (FORMERLY: MEDIUM4.COM)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2002


NOTE 1.  BUSINESS

IA Global, Inc. and Subsidiaries (the "Company) formerly known as Medium4.com, Inc. and foreignTV.com, Inc. is a Delaware corporation formed on November 12, 1998. The Company was organized to develop opportunities as an Internet broadcaster of international and niche content. In 2000, the Company relocated its corporate offices to Miami, Florida. In 2002 the Company relocated again to Burlingame, California.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

GOING CONCERN

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses in the years ending December 31, 2002, 2001, and 2000, amounting to $1.5 million, $6.2 million and $9.5 million for each of the last three years, respectively. The Company has borrowed funds from its shareholders to meet its daily cash flow requirements during 2002 and 2001; additional loans from affiliates are not guaranteed but may occur. The Company will need to obtain additional financings through debt or equity raises in order to continue its operations for another twelve months and in order for the Company to develop a reliable revenue stream to fund its operations. In January 2003, a loan agreement was signed with PBAA FUND LTD, a related party, for the financing of acquisitions up to 100,000,000 Yen. See subsequent event footnote.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. There were no advertising costs incurred for the years ending December 31, 2001 and 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, receivables, accrued expenses and loan payable-related party approximate fair value based on the short-term maturity of these instruments.

STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and has adopted the disclosure-only option under SFAS No. 123. The Company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18.

COMPREHENSIVE INCOME

The Company adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency translation adjustments and is presented in the Statements of Operations.

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

                                     2002          2001
                                 -----------   -----------
Deferred tax assets:
Net operating loss carryforward  $ 4,435,000   $ 4,400,000
Less valuation allowance ......   (4,435,000)   (4,400,000)
Net deferred tax asset ........        $   -          $  -


The reconciliation of the Company's effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2002, 2001 and 2000 as a result of the following:

                                          2002         2001           2000
                                          ----         ----           ----

Tax benefit at statutory rate ........  $(145,000)  $(2,433,000)  $(3,717,000)
Non deductible expenses - equity comp     110,000     1,375,000     1,002,000
Software development costs ...........          -       208,000      (209,000)
Recognition of license fees ..........          -             -       306,000
Depreciation .........................          -       168,000        50,000
State tax, net of federal benefit ....          -       (28,000)      (98,000)
Change in valuation allowance ........     35,000       710,000     2,666,000
                                        ---------   -----------   -----------
                                        $       -   $         -   $         -
                                        =========   ===========   ===========

NET LOSS PER SHARE

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2002 and 2001, respectively, the Company believes that there has been no impairment of long-lived assets, after recording the write down of equipment and the investment in affiliate during the year ended December 31, 2002. See Note 4.

INVESTMENT IN AFFILIATE

Investments in affiliate represent a 10% ownership in foreignTV, Inc., which management has recorded utilizing the cost method. See Note 10(d). Management does not exercise significant influence over the operating or financial policies over the affiliate. A portion of such investment is believed to be unrecoverable by management and is therefore was written down in 2001, by $59,000. The remaining recorded value of such ownership in foreignTV, Inc. of $100,000 was repurchased by foreignTV, Inc. for $100,000 during 2002.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals. The Company has adopted SFAS No. 144.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

NOTE 3.  RESTATEMENT OF 2001 AND 2000 CONSOLIDATED FINANCIAL STATEMENTS

We made certain the following adjustment and reclassifications to the prior year's financial statements detailed as follows:

a. Loans payable - related party of $243,479 and $50,000, as of December 31, 2001 and 2000, respectively was previously recorded as long-term liabilities has been reclassified as current liabilities.

b. The $1,000,000 valuation of the beneficial conversion feature of the sale of the Series A Preferred Stock in 2001 for $1,000,000 was not previously recorded. The $1,000,000 non-cash deemed dividend has now been recorded and shown as increasing the net loss to common shareholders with no net changes to the equity accounts.

c. The "Write down of fixed assets" of $250,000 and $334,922 for the years ended December 31, 2001 and 2000, respectively, and $584,922 cumulative through December 31, 2001 were reclassed from "Other Income (Expense)" to "Expenses" as an increase to the sub-title "LOSS FROM OPERATIONS".

d. The "Write down of capitalized development costs" of $534,498 for the year ended December 31, 2001 and cumulatively were reclassed from "Other Income (Expense)" to "Expenses" as an increase to the sub-title "LOSS FROM OPERATIONS".

e. An allocation of depreciation of computer and other electronic equipment and amortization of capitalization software costs of $561,666 and $603,202 for the years ended December 31, 2001 and 2000, respectively, and $1,323,149 cumulative through December 31, 2001 have been reclassed to "Cost of Sales" based on managements estimate of such costs attributed to the product lines developed from "Selling, general and administrative expenses".

f. Amortization costs recorded as "Other assets" under investing activities in the consolidated statement of cash flows of $303,090 for the year ended December 31, 2001 and cumulatively were reclassed to Amortization as an "Adjustment to reconcile net loss to net cash used in operating activities".

g. The write down of the $59,000 Investment in affiliate was reclassed from investing activities to "Impairment of fixed assets / investment in affiliate as an "Adjustment to reconcile net loss to net cash used in operating activities" for the year ended December 31, 2001.

NOTE 4.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

At December 31, leasehold improvements and equipment consist of the following:

                                                 2002            2001
                                              -----------    -----------
         Leasehold improvements ....$ ....              -    $    25,053
         Furniture & fixtures ............              -        262,558
         Computer equipment ..............            812        421,946
         Camera equipment ................              -        178,424
         Other equipment .................              -        315,760
                                              -----------    -----------
                                                      812      1,203,741
         Less:  accumulated depreciation .              -       (860,230)
         Less:  impairment of fixed assets              -       (250,000)
                                              -----------    -----------
                                              $       812    $    93,511
                                              ===========    ===========

The company disposed of its leasehold improvements and equipment due to relocation to California during 2002. The fixed assets written down represented certain equipment noted above that is no longer being utilized due to the Company reducing their efforts to develop content. The impairment valuation was determined by management estimating the resale value of the equipment not being utilized. Due to the rapid technological changes in the computer industry most of the equipment not being used has been rendered useless.

NOTE 5.  OTHER ASSETS

As of December 31, 2002 and 2001, other assets include prepaid legal fees of $5,477 and security deposit of $27,569, respectively.

NOTE 6.  LOAN PAYABLE - RELATED PARTY

a. As of December 31, 2000, a consultant of the Company made an advance of $50,000, bearing interest at 6% per annum and payable by March 21, 2002. The same consultant made additional advances to the Company during calendar 2001 aggregating to $281,000. Approximately $152,000 of such advances were repaid during the year 2001. The remaining balance of such advances at December 31, 2001 was $178,759. In addition an officer of the Company advanced $64,720 to the Company during 2001. These advances are due on demand and bear interest at 6% per annum. All those advances were repaid during 2002.

b. During 2002, the consultant made additional advances to the Company in the amount of $385,098. These cumulative advances were formalized with a Mezzanine Financing Loan Agreement and a Convertible Promissory Note covering such cumulative advances made to the Company. The Convertible Promissory Note bears interest at 10% per annum and is payable upon five days notice. The Convertible Promissory Note is convertible into Series B Preferred Shares "Series B Shares" based on a price per share of $1,000 and the Series B Shares are convertible at any time by the holder into common stock at $.0001 per share.

c. During 2002, another shareholder purchased the loans made by the above employee and advanced additional $500,000 to the Company in the fourth quarter of 2002. The amount outstanding to related party of $1,063,857 is due to a shareholder and a related party to the same shareholder. The beneficial conversion feature of this Series B Shares, pursuant to EITF 98-5 and as amended by EITF 00-27, has a recorded value of $1,063,857, which has been limited to the proceeds of the sale of this preferred pursuant to the EITF 98-5. This beneficial conversion feature was recorded as interest expense in 2002.

NOTE 7.  EQUITY TRANSACTIONS

a. In November 1998, the founders of the Company issued 8,300,000 shares of common stock to themselves for $83,000. Such monies were received in 1999.

b. In April and May 1999 the Company sold 1,678,433 shares of common stock pursuant to an initial public offering registration at $6.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $9.00. There are 1,678,433 of such warrants outstanding as of December 31, 2000 and 1999. The warrants will be exercisable at any time, until they expire three years after the effective date of the Proposed Offering. The warrants may be redeemed by the Company, in whole or in part, at any time upon at least 30 days prior written notice to the registered holders, at a price of $.05 per warrant, provided that the closing bid price of the Common Stock was at least $12.00 for the 20 consecutive trading days ending on the third business day preceding the date of the Company's giving of notice of redemption to the warrant holders, and provided there is then a current registration statement in effect for the shares underlying the warrants. In connection with the initial public offering 167,843 units were issued to the underwriter with an exercise price of $6.60 for one share of common stock and a warrant to purchase another share of common stock at $9.00, expiring in May 2004. There were costs of $1,287,046 applied as a reduction to such offering proceeds.

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

f. In June 2000, the Company began offering the sale of equity units in the Company pursuant to a Confidential Private Placement Memorandum. The Company has raised $840,000 through the sale of these units. The modified terms of the sale of units resulted in the sale of 1,500,000 shares of common stock and 1,500,000 Series A redeemable common stock purchase warrants for $3.00 per share for three years and the issuance of units providing for the purchase 345,000 shares of common stock.

g. During the year 2000, the Company issued 360,000 shares to several individuals for services rendered during the year. These shares were valued at $360,000 and expensed during the year 2000.

h. During the first quarter of 2001, the Company sold 297,600 shares of common stock to a related party at $.25 per share. The per share price was the market price on the day of the sale.

i. The Company issued 14,585,000 shares of common stock for services rendered at $.15 - $.50 per share during year 2001. The Company recorded $2,369,900 of compensation expense relating to such issuance. The per share price utilized for valuing such shares issued for services was the market price on the day such shares were determined to be earned for the services rendered.

j. In the second, third and fourth quarters, the Company sold 2,000,000 shares of common stock pursuant to a private placement at $.15 per share, 400,000 shares at $.20 per share, 100,000 shares at $.20 per share and 23,760 at $.01 per share all expenses relating to the shares sold have been deducted as a cost of raising such capital.

k. On October 30, 2001, the Company sold 1,000 shares of Series A Convertible Preferred Stock to an institutional investor for $1,000,000. Each share of Series A Convertible Preferred Stock is convertible at any time or from time to time into 20,000 shares of common stock, or an aggregate of 20,000,000 shares of common stock if all of the Series A Convertible Preferred Stock is converted. The beneficial conversion feature of this preferred stock, pursuant to EITF 98-5 and as amended by EITF 00-27, has a recorded value of $1,000,000, which has been limited to the proceeds of the sale of this preferred pursuant to the EITF 98-5. This beneficial conversion feature was recorded as a non-cash deemed dividend during 2001, resulting in an increase in the loss applicable to common shareholders. The paid in capital accounts as result of this adjustment was to record the value of the beneficial conversion feature to paid in capital by increasing such account by $1,000,000 and decreasing paid in capital for the deemed dividend of $1,000,000.

l. On September 30, 2002, the Company converted its 1,000 of preferred shares into 20,000,000 shares of common stock. Also 2,125,000 shares were issued for services at $0.08 per share.

m. A director and shareholder contributed $64,719 of indebtedness owed to capital as of September 30, 2002.

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

Stock option activity for the year ended December 31, 2002, 2001 and 2000 is summarized as follows:

Employee Stock Option Plan:
                                                        Weighted Average
                                             Shares      Exercise Price
                                           ----------   -----------------
         Outstanding at December 31, 1999     499,500        $ 6.30
            Granted .....................   1,735,000          6.28
            Exercised ...................           -             -
            Expired or cancelled ........           -             -
                                           ----------        ------
         Outstanding at December 31, 2000   2,234,500        $ 6.29
            Granted .....................           -             -
            Exercised ...................           -             -
            Expired or cancelled ........   1,224,500          5.55
                                           ----------        ------
         Outstanding at December 31, 2001   1,010,000        $ 7.18
            Granted .....................           -             -
            Exercised ...................           -             -
            Expired or cancelled ........  (1,010,000)         7.18
                                           ----------        ------
         Outstanding at December 31, 2002           -        $    -
                                           ==========        ======

Non - Employee Stock Option Plan:
                                                        Weighted Average
                                             Shares      Exercise Price
                                           ----------   -----------------
         Outstanding at December 31, 1999     723,500        $ 6.63
            Granted                         1,826,500          5.33
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2000   2,550,000        $ 5.70
            Granted                                 -             -
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2001   2,550,000        $ 5.70
            Granted                                 -             -
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2002   2,550,000        $ 5.70
                                           ==========        ======

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2002, 2001 and 2000:

                                                          Weighted    Weighted
                                                          Average     Average
                                                          Exercise     Fair
                                              Shares       Price       Value
                                             ---------    --------    --------
Year ended December 31, 2000:
   Exercise price exceeds market price ....  3,441,500     $ 6.00      $ 1.36
   Exercise price equals market price .....     20,000       5.13        2.35
   Exercise price is less that market price    100,000       1.00        4.17

Year ended December 31, 2001:
   Exercise price exceeds market price ....          -     $    -      $    -
   Exercise price equals market price .....          -          -           -
   Exercise price is less that market price          -          -           -

Year ended December 31, 2002:
   Exercise price exceeds market price ....          -     $    -      $    -
   Exercise price equals market price .....          -          -           -
   Exercise price is less that market price          -          -           -

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                       Outstanding and exercisable
                             ---------------------------------------------------
                                            Weighted-
                                             Average     Weighted
                                            Remaining     Average
                               Number        Life in     Exercise      Number
                             Outstanding      Years        Price     Exercisable
                             -----------      -----        -----     -----------
Range of exercise prices:
$1.00 to $4.00 ............     525,000        2.88         2.71        525,000
$4.00 to $6.00 ............   1,685,000        2.13         5.96      1,685,000
$9.00 .....................     340,000        2.19         9.00        340,000

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the year ended December 31, 2002, 2001 and 2000: annual dividends of $0.00, expected volatility of 99%, risk-free interest rate of 5.75% and expected life of five years for all grants.

If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share for the years ended December 31, 2002, 2001 and 2000, would have been approximately, $1,492,707 and $(.04), $7,726,394 and $(.41) and $12,646,053 and $(1.20), respectively.

The non-employee stock options outstanding are fully vested. The compensation expense attributed to the issuance of these stock options will be amortized over 24 months. the term of service arrangement. These stock options are exercisable for five years from the grant date.

The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from three to five years. As of December 31, 2000, 705,500 of these stock options were vested. During 2001 and 2002, all of the Company's employees have been terminated or resigned which resulted in the cancellation of the stock options, pursuant to the terms of both stock option plans.

NOTE 9.  LICENSE AGREEMENTS

a) The Company entered into two license agreements with related parties for the sole and absolute use of certain Internet domain names. One of the agreements is with an officer and director of the Company and the other is with a not-for-profit organization whose board of directors is substantially identical to that of the Company. The term of the agreements is twenty-five years through December 31, 2023 with an additional renewal period of twenty-five years thereafter. The agreements require the Company to pay license fees, which begin at $600 per domain name and escalate to $2,500 per domain name through the twenty fifth year of the agreement. Thereafter, the fee increase is based on the Consumer Price Index. The agreement with the not-for-profit organization also requires the Company to provide office space, on its premises, for up to four employees of the not-for-profit organization for up to three years. The director and the not-for-profit organization have waived all the rights to collection on past due amounts through September 30, 2002 and on September 30, 2002 the director and the not-for-profit organization terminated the license agreements and transferred the domain names ForeignTV.com, Medium4.com, Medium4TV.com and StreamingUSA.com to the Company for nominal consideration.

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

         The master affiliate agreement required Windfire to pay us a one time fee of $1,500,000, of which $500,000 has been received to date. Revenues were recognized on a straight line basis over the term of this agreement. The Company terminated its master affiliate agreement in 2002 with mutually acceptable terms, requiring no additional services or monies to be exchanged or refunded in 2002.

c) In 2001, the Company has received $34,000 for the purchase of a foreignTV network. In 2002, the equity interest in foreignTV, Inc.was sold for $100,000.

NOTE 10. COMMITMENTS AND CONTINGENCIES

a. The Company had leased office space in New York City, NY. In early 2001, the Company terminated the lease and relinquished approximately half of their security deposit. In addition, the related leasehold improvements have been written off in calendar year 2000. The Company has ceased leasing space in certain countries abroad. The Company was leasing space in Miami, FL, which such lease was terminated in September 2002 for $60,430. In 2002, the Company relocated its corporate offices to California. On December 1, 2002 the Company entered into new lease agreement on month by month basis for six months. Monthly rent is $1,000.

b. Rent expense for the year ended December 31, 2002, 2001, and 2000 was $73,576, $129,451 and $157,688, respectively.

c. The Company is subject to litigation from time to time arising in the ordinary course of its business. The Company does not believe that any such litigation is likely, individually or in the aggregate, to have a material adverse effect on the financial condition of the Company.

NOTE 11. SUBSEQUENT EVENTS

On February 10, 2003, the Company acquired a 76.9% equity interest in a privately held Japaneese corporation engaged in the business of providing an internet data transmission acceleration service that targets narrowband users, for 100 million Japaneese Yen or about $825,000.

The Company financed this acquisition by borrowing the 100 million from a related party. This loan bears interest at 4.5% per annum and is due and payable on January 31, 2004. A one year extension for the payment of principal is available, if requested by the Company in writing by January 31, 2004 at which time an automatic extension will be granted until February 28, 2004. The full one year extension request to January 31, 2005 is subject to approval by the related party. If the loan is not repaid by January 31, 2004, the debt holder is allowed to convert such debt into the Company's common stock based on 80% of the average closing price for the 20 days prior to such exercise of the conversion of the indebtedness due. The beneficial conversion feature of this loan has been valued at $277,311 and will be amortized ratably over through the maturity date of January 31, 2004.

In February 2003, the Company signed three year employment agreements with two of its' executives and granted 1,500,000 Incentive Stock Options at $.08 per share (fair market value at the date of the grant), exercisable immediately and expiring on January 23, 2013.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IA GLOBAL, INC.


Date: April 14, 2003                    By:/s/ Alan Margerison
                                           -------------------
                                           Alan Margerison
                                           President, Chief Executive Officer
                                           and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                              TITLE                         DATE
----------                              -----                         ----
/s/ Alan Margerison             President, Chief Executive        April 14, 2003
-----------------------         Officer and Director
Alan Margerison                 (Principal Executive Officer)

/s/ Satoru Hirai                Secretary (Principal              April 14, 2003
-----------------------         Financial Officer and
Satoru Hirai                    Principal Accounting Officer)

/s/ Raymond Christinson         Director                          April 14, 2003
-----------------------
Raymond Christinson

/s/ Masazumi Ishii              Director                          April 14, 2003
-----------------------
Masazumi Ishii

/s/ Hiroshi Kubori              Director                          April 14, 2003
-----------------------
Hiroshi Kubori

/s/ Jun Kumamoto                Director                          April 14, 2003
-----------------------
Jun Kumamoto

                                Director
-----------------------
Chinin Tana

                                 CERTIFICATIONS

I, Alan Margerison, certify that:

     1)  I have reviewed this annual report on Form 10-K of the Registrant;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Alan Margerison
                                        -------------------
                                        Alan Margerison
                                        Chief Executive Officer
                                        April 14, 2003

I, Satoru Hirai, certify that:

     1)  I have reviewed this annual report on Form 10-K of the Registrant;

     2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

              a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

              a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

              b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ Satoru Hirai
                                        ----------------
                                        Satoru Hirai
                                        Chief Financial Officer
                                        April 14, 2003