Form 10-Q
period 2003-03-31
IA GLOBAL INC
filed 2003-05-20
CIK 1077634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2003

                         Commission File Number: 1-15863

                             ----------------------

                                 IA GLOBAL, INC.
             (Exact name of Registrant as specified in its charter)

                             ----------------------

                    DELAWARE                            13-4037641
         (State or other jurisdiction of              (IRS Employer
         incorporation or organization)             Identification No.)


                        533 AIRPORT BOULEVARD, SUITE 400
                              BURLINGAME, CA 94010
                    (Address of principal executive offices)

                  Registrant's telephone number: (650) 685-2403

                             ----------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

         As of May 1, 2003 there were issued and outstanding 51,797,556 shares of the Registrant's Common Stock.

                                 IA GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
PART I.                                                                     ----

     Item 1.   Financial Statements............................................2
               Consolidated Balance Sheet......................................2
               Consolidated Statements of Operations...........................3
               Consolidated Statement of Cash Flows............................4
               Notes to Consolidated Financial Statements......................5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................8

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk....................................................12

     Item 4.   Controls and Procedures........................................13

PART II.

     Item 1.   Legal Proceedings..............................................13

     Item 2.   Changes in Securities and Use of Proceeds......................13

     Item 3.   Defaults Upon Senior Securities................................14

     Item 4.   Submission of Matters to a Votes of Security Holders...........14

     Item 5.   Other Information..............................................14

     Item 6.   Exhibits and Reports on Form 8-K...............................14

Signatures....................................................................15

Certifications................................................................16

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

                          PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         IA GLOBAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                      March 31,    December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                     (unaudited)     (audited)
                                     ASSETS

CURRENT ASSETS:
Cash .............................................  $    440,774   $    444,383
Accounts receivable ..............................       265,330              -
Deferred license fee receivable ..................       145,396              -
Other current assets .............................       290,653              -
                                                    ------------   ------------
Total Current Assets .............................     1,142,153        444,383

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET ........       110,432            812

INTANGIBLE ASSETS, NET ...........................     1,085,711              -

OTHER ASSETS .....................................             -          5,477
                                                    ------------   ------------
                                                    $  2,338,296   $    450,672
                                                    ============   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable .................................  $    351,182   $    246,353
Accrued expenses .................................       456,821         31,000
Loan payable - related party .....................     1,898,024      1,063,857
Deferred Revenue .................................       830,011              -
Income taxes payable - foreign ...................        47,330              -
Other payable ....................................         7,133              -
                                                    ------------   ------------
Total Current Liabilities ........................     3,590,500      1,341,210

STOCKHOLDERS' DEFICIENCY
Series A Preferred stock $.01 par value
  5,000 shares authorized, -0- and 1,000 issued
  and outstanding, respectively ..................             -              -

Common stock, $.01 par value;
  75,000,000 shares authorized,
  51,797,556 and 51,797,556 issued
  and outstanding, respectively ..................       517,976        517,976
Paid in capital ..................................    20,021,642     19,744,331
Accumulated deficit ..............................   (21,741,634)   (21,022,845)
Unearned compensation expense ....................             -        (80,000)
Unrealized foreign currency exchange .............          (189)             -
Treasury stock ...................................       (50,000)       (50,000)
                                                    ------------   ------------
Total Stockholder's deficiency ...................    (1,252,205)      (890,538)
                                                    ------------   ------------
                                                    $  2,338,296   $    450,672
                                                    ============   ============

                 See notes to consolidated financial statements.

                         IA GLOBAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
                                                   (unaudited)     (unaudited)

REVENUE ........................................   $      5,149    $    137,500


COST OF SALES ..................................        109,186          34,280
                                                   ------------    ------------

GROSS PROFIT ...................................       (104,038)        103,220

EXPENSES:

Selling, general and administrative expenses ...        531,727         272,889
                                                   ------------    ------------
Total expenses .................................        531,727         272,889
                                                   ------------    ------------
INCOME (LOSS) FROM OPERATIONS ..................       (635,765)       (169,669)

OTHER INCOME (EXPENSE):
Interest income ................................          1,054               -
Interest expense ...............................        (79,071)              -
Other income (expense) .........................         (4,676)             33
                                                   ------------    ------------
Total other income (expense) ...................        (82,693)             33
                                                   ------------    ------------

INCOME (LOSS) BEFORE TAXES .....................       (718,457)       (169,636)

INCOME TAX EXPENSE .............................            332               -
                                                   ------------    ------------

NET INCOME (LOSS) ..............................   $   (718,789)   $   (169,636)
                                                   ============    ============

Other comprehensive income, net of tax:
Foreign currency translation adjustments .......           (189)              -

Comprehensive Income ...........................   $   (718,978)   $   (169,636)
                                                   ============    ============

Weighted average shares of common stock
outstanding ....................................     51,797,556      29,672,556

Net income (loss) per share ....................   $      (0.01)   $      (0.01)
                                                   ============    ============

                 See notes to consolidated financial statements.

                         IA GLOBAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................  $  (718,789)  $  (169,636)
Adjustments to reconcile net loss to
  net cash used in operating activites:
Depreciation .......................................       90,687        25,262
Impairment of fixed assets .........................            -             -
Equity based compensation ..........................       80,000        61,447
Accounts receivable ................................     (265,330)            -
Other current assets ...............................     (290,653)            -
Deferred license fee receivable ....................     (145,396)            -
Other payable ......................................        7,133             -
Accounts payable ...................................      104,829             -
Accrued expenses ...................................      425,821        20,617
Income taxes payable - foreign .....................       47,330             -
Deferred revenue ...................................      830,011      (137,500)
                                                      -----------   -----------

NET CASH USED IN OPERATIONS ........................      165,643      (199,810)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures ..................     (200,496)            -
Other assets .......................................        5,477             -
Purchase of intangibles ............................   (1,085,711)            -
                                                      -----------   -----------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES    (1,280,730)            -
                                                      -----------   -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
Loan payable - related party .......................      834,167       181,755
Contribution of capital ............................      277,311             -
                                                      -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........    1,111,478       181,755
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH ....................       (3,609)      (18,055)

CASH, beginning of the period ......................      444,383        18,380
                                                      -----------   -----------

CASH, end of the period ............................  $   440,774   $       325
                                                      ===========   ===========


Supplemental disclosures of cash flow information:
  Interest paid ....................................  $         -   $         -
  Taxes paid .......................................            -             -

                 See notes to consolidated financial statements.

                        IA Global, Inc. and Subsidiaries
                   Notes to consolidated financial statements

1.   BASIS OF PRESENTATION:

The accompanying unaudited financial statements of IA Global, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2003 and 2002 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10K) filed with the Securities and Exchange Commission for the year ended December 31, 2002.

2.   GOING CONCERN:

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $20.0 million. The Company has borrowed funds from its shareholders to meet its daily cash flow requirements during the recent two years; additional loans from affiliates are not guaranteed but may occur. The Company will need to obtain additional financings through debt or equity raises in order to continue its operations for another twelve months. In January 2003, a loan agreement was signed with PBAA FUND LTD, a related party, for the financing of acquisitions.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of an original maturity of three months or less when purchased as cash equivalents.

PROPERTY AND EQUIPMENT - Property and equipment represent machinery, equipment and software which are stated at cost less accumulated depreciation. Depreciation of machinery and equipments is computed by the declining method over the estimated useful lives of the related assets (approximately 4 - 15 years). Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of five years.

INTANGIBLE ASSETS -INTELLECTUAL PROPERTY - The Company has elected to amortize the intellectual property over twenty-four months on a straight - line basis.

LONG - LIVED ASSETS - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

SOFTWARE DEVELOPMENT COSTS - The Company capitalizes software development costs upon the establishment of technological feasibility, subject to net realizable value considerations. These costs are included in the balance sheet in property and equipment. Capitalization ends when the product is available for general release. Capitalized software development costs are amortized over 24 months using the higher of the straight line method or the ratio of current gross revenues to the total of the current and expected future revenues of the product. Costs capitalized comprise costs to adopt licensed internet acceleration software to the Japanese Market.

SOFTWARE REVENUE AND COST RECOGNITION - The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin No. 101, Revenue Recognition.

The Company sells its software and provides support service on a subscription basis through Value Added Resellers ("VAR"), Internet Service Providers ("ISP") or directly to end-users. End user subscribers to the service sign up for a one-year license, and receive a copy of the I-accele software and full access to the acceleration server maintained by the Company. Revenues are recognized ratably over the license contract period beginning with the date the license is delivered from the VAR, ISP or Company to the user. As distributed more fully in
Note 6, the company acquired a license to software used in its products. The company pays a license fee for each customer using this product. Fees paid under this license are capitalized as deferred license fee and amortized to cost of sales over the one-year license period from the date of activation.

ADVERTISING COSTS - Advertising costs are expensed as incurred.

USE OF ESTIMATES - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments, including accounts receivable and accounts payable are carried at cost, which approximates fair value due to the relatively short maturity of those instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-lived Assets to be Disposed of, and to develop a single accounting model, based on the framework established by SFAS No.121. Although SFAS No. 144 supercedes SFAS No. 121, it retains some fundamental provisions of SFAS No. 121. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company did not have a material impact on the Company's financial statements.

INCOME TAXES - Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

4.   RISK OF CONCENTRATION

Significant Distributor - The Company's largest distributor is a VAR and accounted for 87% of accounts receivable - trade as of March 31, 2003. No amounts were recognized to revenue in the current period as no licenses were on-sold from the VAR to the end-user. The Company anticipates that significant distributor concentration will continue for the foreseeable future.

5.   INTANGIBLE ASSETS

Included in intangible assets are the following;

     o Software development costs, net of accumulated amortization, of $136,619.

     o Intellectual property of $1,034,092. The intellectual property arose from the net difference in assets and liabilities acquired from the Company acquiring a 76.9% equity interest in a privately held Japanese corporation, "iAaccele", engaged in the business of providing an internet data transmission acceleration service that targets narrowband users. The Company financed this acquisition by borrowing the 100 million or about $830,000 from a related party and the assumption of indebtedness of iAccele.

6.   INCOME TAXES

The Company management is not able to determine whether it is more likely than not that the deferred tax assets will be realized. As a result, management has provided a 100% valuation allowance against the net deferred tax assets.

7.   RELATED PARTY

On February 10, 2003, the Company acquired a 76.9% equity interest in a privately held Japanese corporation engaged in the business of providing an internet data transmission acceleration service that targets narrowband users, for 100 million Japanese Yen or $830,000.

The Company financed this acquisition by borrowing the 100 million Yen from a related party. This loan bears interest at 4.5% per annum and is due and payable on January 31, 2004. A one year extension for the payment of principal is available, if requested by the Company in writing by January 31, 2004 at which time an automatic extension will be granted until February 28, 2004. The full one year extension request to January 31, 2005 is subject to approval by the related party. If the loan is not repaid by January 31, 2004, the debt holder is allowed to convert such debt into the Company's common stock based on 80% of the average closing price for the 20 days prior to such exercise of the conversion of the indebtedness due. The beneficial conversion feature of this loan has been valued and recorded at $277,311 and will be amortized ratably through the maturity date of January 31, 2004.

8.   COMMITMENT

In November 2002, the Company assumed from ISX, a license agreement for the non-exclusive use to certain internet acceleration technology. This technology forms the basis of the Company's only product offering, and was originally licensed by ISX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. The Company must pay the royalties within twenty days after the Company has collected from its customers. The Company has incurred approximately $40,000 under this license agreement for the quarter ended March 31, 2003.

9.   SEGMENT INFORMATION

The Company's newly acquired subsidiary operates fully in Japan and under a single segment. There is no current business if IA Global in the United States other than paying professional fees associated with being a U.S. taxpayer and publicly held in the U.S. The general administrative expenses of the parent company were $ 307,168 during the first quarter ended March 31, 2003.

10.  RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements in order to conform with the 2002 presentation.

11.  STOCKHOLDER'S EQUITY

During the first quarter ended March 31, 2003, the following equity events occurred;

The beneficial conversion rights for the loan from the related party was recorded at $277,311 as a contribution to capital.

In February 2003, The Company signed three year employment agreements with two of its' executives and granted 1,500,000 Incentive Stock options at $.08 per share (fair market value at the date of the grant), exercisable immediately and expiring on January 23, 2013.

12.  NEW ACCOUNTING PRINCIPLES

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

In Apirl 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.


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

         We have recently revised our business plan to expand into other areas of media technology. We are shifting the revenue model from broadband entertainment channels and revenues derived from advertising, to a renewed focus on developing media technology products and services and on licensing revenues. To this end, we may develop such media technology products and services internally, or acquire them from other parties.

         In the initial stage of the revision of our business plan, we have made an acquisition of a 76.9% equity interest in iAccele Co., Ltd. ("iAccele"), a privately held Japanese corporation. iAccele is engaged in the business of providing an Internet data transmission acceleration service. Its main product offering is named after the company, iAccele. This service allows narrow band users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. This speeds up web browsing, network services and accelerates email services. There is no need for the users to change their provider of network connection. The iAccele product is based on a repeat subscriber business model. The subscriber to the service signs up for a 3 month or 1 year license, which provides them with a copy of the iAccele software and full access to the acceleration server.

         As well as pursuing these new revenue sources, we still own the proprietary rights to the VToob software, and are looking into the possibility of licensing this software to other companies. We also believe that the combination of Vtoob and iAccele may present us with new business opportunities in the media technology industry. It is not certain yet what these opportunities may be, or as to whether they will be profitable or not, if existing at all.

         The acquisition of iAccele on February 10, 2003 has been accounted for under the purchase method of accounting and, therefore, our historical results of operations for the first quarter of 2003 include the results of operations of iAccele subsequent to its acquisition date. This acquisition affects the comparability of the historical results of operations of our first quarter of 2003 and the first quarter of 2002.

         Our current business plan assumes that we will not derive any significant revenues from advertising or other activities related to VToob, except for the possibility of a licensing model as stated above. There is no guarantee that we will be able to develop and support a version of VToob that can be successfully licensed. The majority of revenue for the first quarter of 2003 has been recorded from our recently acquired company, iAccele.

         Our business plan assumes that, subject to cash flow availability, we will continue to seek out opportunities to acquire companies that have a synergetic approach with iAccele or companies that have a strategic importance to our general operations. In order to pursue such a strategy or to provide additional capital to iAccele, if so required, it is reasonably expected that we will require additional capital investments.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

         We sustained a net loss of $718,789 for the three-month fiscal period ended March 31, 2003 on revenues of $ 5,149, compared to a net loss of $169,636 for the three-month fiscal period ended March 31, 2002 on revenues of $137,500. Revenues decreased approximately $132,000 or 96% due to a change in business direction and deferral of license revenues that were attributable to iAccele. All revenues for the quarter ended March 31, 2003 were attributed to iAccele and represent license fees for iAccele software sold to Value Added Resellers
(VARs), Internet Service Providers(ISPs) or directly to end-users. As of March 31, 2003, we had deferred $830,011 of revenues since such revenues were unearned as of such date. Of such deferred revenues, approximately $370,000 was attributable to the quarter ended December 31, 2002 and approximately $460,000 was attributable to the quarter ended March 31, 2003. The iAccele software is based on an ASP (Application Service Provider) model.

         Revenue figures have been accounted for on the basis of the number of users who have activated the software license key after they purchased the iAccele software, rather than accruing revenues at the time the iAccele software was purchased. In the case of VARs, revenue is received by iAccele on a monthly accruals base but not recognized by us until the license key is activated by the end user. This can lead to a significant time lag between cash being received by us as well as being converted from deferred revenue to earned revenue in our financial reports. Further, our accounting policy records revenue on a deferred basis whereby the revenue derived is divided over the period of the licenses validity span, currently a maximum of 12 months. On this basis, revenues were $5,149 for the quarter ended March 31, 2003 while deferred revenues were $830,011 as of March 31, 2003.

         Net loss increased approximately $550,000 or 320% due to increased expense for sales and marketing associated with the sales of iAccele software license. The iAccele software licenses are for a period of either 3 months or 12 months and the revenue recognized above represents that portion of the license fee that applies to the first quarter of 2003. A portion of expenditure related to cost of sales is also deferred on the same basis as revenue for this period.

         Cost of sales for the three-month period ended March 31, 2003, were $109,186, compared to $34,280 for the three-month period ended March 31, 2002, an increase of approximately $75,000 or 220%. Cost of sales for the current period represents costs relating to the iAccele software.

         Our production costs for the development of original content for the three-month period ended March 31, 2003 were $0, compared to $14,280 for the three-month period ended March 31, 2002, since there were no direct production costs related to the operations of iAccele.

         Our selling, general and administrative expenses were $531,727 for the three-month fiscal period ended March 31, 2003, compared to $272,889 for the three-month period ended March 31, 2002, an increase of approximately $260,000 or 95%. For the current period, the expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of intellectual property professional and consulting fees, sales and marketing costs, and other general and administrative costs. The difference in the current period compared to the prior period is primarily due to the acquisition of iAccele on February 10, 2003,and the sales and marketing expenses associated with iAccele software license sales.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements and loans from affiliated entities. Net proceeds from these sales have totaled approximately $19.2 million as of March 31, 2003, with approximately $8.8 million raised in the initial public offering and the balance raised in the private placements and equity issued for services in the amount of approximately $10.4 million. Additional funding was obtained in the form of loans from related parties, of which approximately $1.9 million was outstanding at March 31, 2003.

         For the three months ended March 31, 2003, we used cash of approximately $170,000 in connection with our operating activities. Such amount was primarily attributable to the acquisition of iAccele, net losses, offset in part by unearned compensation expenses, depreciation and amortization, and increases in accounts receivable, deferred license fees, other current assets, accrued expenses and deferred revenue. For the three months ended March 31, 2003, approximately $1,280,000 were used by investing activities, primarily the purchase of iAccele, and $1,110,000 were provided by financing activities.

         On February 10, 2003, we acquired an approximately 76.9% equity interest in iAccele, a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

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

         We had cash of approximately $450,000 and current liabilities of approximately $3.6 million at March 31,2003. Our cash expenditures are approximately $200,000 per month.

         At March 31, 2003, iAccele was delinquent in a payment of 15.0 million Japanese Yen, or approximately $130,000 based on the Japanese Yen/US dollar exchange rate on that date, to Infoshower Exchange Corp. ("Infoshower X"). iAccele originally owed InfoshowerX 150.0 million Japanese Yen, or approximately $1,300,000 based on the Japanese Yen/US dollar rate on that date, under contractual obligations between the two companies prior to our acquisition of an equity interest in iAccele. Of this 150.0 million Japanese Yen, 30.0 million Japanese Yen was paid by iAccele prior to our acquisition of an equity interest in iAccelle, 70.0 million Japanese Yen was paid by iAccele from our payment for an equity interest in iAccelle and 35.0 million Japanese Yen was paid by iAccele between February 10, 2003 and March 31, 2003. iAccele remained delinquent in the payment of the balance of 15.0 million Japanese Yen as of May 20, 2003. We own 76.9% of the outstanding common stock of iAccele while InfoShower Exchange Corp. owns the balance of the capital stock of iAccele

         Inter Asset Japan LBO No. 1 Fund ("IAJ") beneficially owns 49.1% of our common stock, PBAA Fund Ltd. owns 7.7% of our common stock and Terra Firm Fund Ltd. owns 25.3% of our common stock, or 76.5% in the aggregate. Such entities have stated in a Schedule 13D that they may be deemed a "group" for purposes of Rule 13d-3 under the Securities Exchange Act of 1934. The beneficial ownership of IAJ includes 10,638,570 shares of common stock that are issuable upon conversion of a promissory note in the amount of $1,063,857. IAJ also beneficially owns directly and indirectly 42.7% of the common stock of InfoShowerX. Alan Margerison, President, Chief Executive Officer and a director of our company, serves as President and Chief Executive Officer of Inter Asset Japan KK (Kabushiki Gaisha), an affiliate of IAJ. Hiroshi Kubori, a director of our company, owns approximately 5% of the capita; stock of InfoShowerX.

         With our limited current cash resources, we expect to be able to support our operations through the end of the second quarter of the year 2003. In order to reduce costs, we and iAccele's management are reviewing the business operations of iAccele to determine if any of iAccele's operating costs can be reduced. Regardless of any reduction in operating costs, we will need to obtain additional financing in order to continue our current operations and to sustain our cash flow needs, including the cash flow needs of iAccele. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. We can give no assurances that we will be able to raise additional financing from any party, including from any related party.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4.   CONTROLS AND PROCEDURES

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

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the first quarter of 2003, we granted stock options to our two executive officers to purchase an aggregate of 1,500,000 shares of common stock. The grants were not registered under the Securities Act of 1933 because the stock options either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, in reliance on the fact that the stock options were granted for no consideration, or were offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

         None

(B) REPORTS OF FORM 8-K

         On February 25, 2003 we filed with the Commission a report on Form 8-K dated February 25, 2003 under Items 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements, Proforma Financial Information and Exhibits) announcing our acquisition of a 76.9% equity interest in iAccele Co., Ltd. and filing documents related to such acquisition.

         On April 15, 2003 we filed with the Commission a report on Form 8-K dated April 15, 2003 under Item 9 (Regulation FD Disclosure) furnishing the
Section 906 Certifications of our Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IA GLOBAL, INC.
                                       (Registrant)
Date:  May 20, 2003
                                       By: /s/ Alan Margerison
                                           Alan Margerison,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  May 20, 2003
                                       By: /s/ Satoru Hirai
                                           Satoru Hirai,
                                           Chief Operating Officer and
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                 CERTIFICATIONS

         I, Alan Margerison, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IA Global, Inc. ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                      /s/ Alan Margerison
                                        -------------------
                                        Alan Margerison
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

         I, Satoru Hirai , certify that:

1. I have reviewed this quarterly report on Form 10-Q of IA Global, Inc. ("registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003                      /s/ Satoru Hirai
                                        ----------------
                                        Satoru Hirai
                                        Chief Operating Officer and
                                        Chief Financial Officer