Form 10-Q
period 2003-06-30
IA GLOBAL INC
filed 2003-08-19
CIK 1077634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2003

                         Commission File Number: 1-15863

                             ----------------------

                                 IA Global, Inc.
             (Exact name of Registrant as specified in its charter)

                             ----------------------


                Delaware                             13-4037641
     (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)


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

         As of August 1, 2003 there were issued and outstanding 65,130,889 shares of the Registrant's Common Stock.

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

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................12

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk....................................................17

     Item 4.   Controls and Procedures........................................18

PART II.

     Item 1.   Legal Proceedings..............................................18

     Item 2.   Changes in Securities and Use of Proceeds......................18

     Item 3.   Defaults Upon Senior Securities................................19

     Item 4.   Submission of Matters to a Votes of Security Holders...........19

     Item 5.   Other Information..............................................19

     Item 6.   Exhibits and Reports on Form 8-K...............................19

Signatures....................................................................21

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

         We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors listed in our annual report on Form 10-K for the year ended December 31, 2002, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on our business, operating results and financial condition.

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         IA GLOBAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                      June 30,     December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                    (unaudited)      (audited)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .....................  $  2,139,355   $    444,383
   Accounts receivable - trade ...................       372,263              -
   Deferred license fee ..........................       106,692              -
   Other Current Assets ..........................       179,750              -
                                                    ------------   ------------
     Total current assets ........................     2,798,060        444,383

EQUIPMENT, NET ...................................       350,488            812

OTHER ASSETS
   Software development costs, net ...............       129,255              -
   Intangible Assets, Net ........................       951,201              -
   Other assets ..................................             -          5,477
                                                    ------------   ------------

                                                    $  4,229,004   $    450,672
                                                    ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade ......................  $    326,252   $    246,352
   Accrued laibilities ...........................       284,439         31,000
   Loan payable - related party ..................       834,534      1,063,857
   Deferred revenue ..............................     1,069,626              -
   Short Term Loan - related party ...............       454,175              -
   Income taxes payable ..........................        17,582              -
                                                    ------------   ------------
     Total current liabilities ...................     2,986,608      1,341,209

STOCKHOLDER'S EQUITY:
   Series A Preferred stock, $.01 par value,
     5,000 shares authorized 1,158 and
     -0- issued and outstanding, respectively
     (liquidation value $1,158,000) ..............            12              -
   Common stock, $.01 par value,
     75,000,000 shares authorized,
     65,130,889 and 51,797,556, issued and
     outstanding, respectively ...................       651,309        517,976
   Paid in capital ...............................    23,046,297     19,744,331
   Accumulated deficit ...........................   (22,407,838)   (21,022,845)
   Unearned compensation expense .................             -        (80,000)
   Treasury stock ................................       (50,000)       (50,000)
   Unrealized Foreign Exchange Gain (Loss) .......         2,616              -
                                                    ------------   ------------
     Total stockholder's equity (deficiency) .....     1,242,396       (890,538)
                                                    ------------   ------------

                                                    $  4,229,004   $    450,671
                                                    ============   ============

                See notes to consolidated financial statements.

                                         IA GLOBAL, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months Ended June 30,        Six Months Ended June 30,
                                                   2003             2002             2003            2002
                                               -----------------------------    ------------------------------
                                                (unaudited)      (unaudited)      (unaudited)      (unaudited)
REVENUE ...................................    $     99,164     $     88,546     $    105,018     $    226,046

COST OF SALES .............................         190,871           13,282          299,922           33,906
                                               ------------     ------------     ------------     ------------

GROSS PROFIT ..............................         (91,707)          75,264         (194,904)         192,140

EXPENSES
   Production .............................               -           10,535                -           24,815
   Selling, general and administrative ....         579,845          325,024          971,466          597,289
                                               ------------     ------------     ------------     ------------
          Total expenses ..................         579,845          335,559          971,466          622,104
                                               ------------     ------------     ------------     ------------

OPERATING LOSS ............................        (671,552)        (260,295)      (1,166,370)        (429,964)
                                               ------------     ------------     ------------     ------------

OTHER INCOME:
   Interest income ........................             642                -            1,697                -
   Interest expense .......................        (117,068)               -         (196,139)               -
   Other Income (Expense) .................         (19,207)               -          (23,849)              33
                                               ------------     ------------     ------------     ------------
          Total other income ..............        (135,633)               -         (218,291)              33
                                               ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES ..................        (807,185)        (260,295)      (1,384,661)        (429,931)

INCOME TAXES: .............................               -                -              332                -
                                               ------------     ------------     ------------     ------------

NET LOSS ..................................    $   (807,185)    $   (260,295)    $ (1,384,993)    $   (429,931)
                                               ============     ============     ============     ============

Other comprehensive income, net of tax:
   Foreign currency translation adjustments           2,805                -            2,616                -
                                               ------------     ------------     ------------     ------------

Comprehensive Income ......................    $   (804,380)    $   (260,295)    $ (1,382,377)    $   (429,931)
                                               ============     ============     ============     ============

Weighted average shares of common
   stock outstanding ......................      51,797,556       29,672,556       51,797,556       29,672,556

Net loss per share ........................    $      (0.02)    $      (0.01)    $      (0.03)    $      (0.01)
                                               ============     ============     ============     ============

                                See notes to consolidated financial statements.

                                                       3

                         IA GLOBAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          2003         2002
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................  $(1,384,993)  $  (429,931)
Adjustments to reconcile net loss to net cash used
 in operating activites:
Depreciation & amortization ........................      285,380        48,228
Amortization of beneficial conversion feature ......       98,796             -
Equity based compensation ..........................       80,000       122,894
Accounts receivable ................................     (372,263)            -
Other current assets ...............................            -           376
Deferred license fee receivable ....................     (144,383)            -
Accounts payable ...................................       79,900        13,455
Accrued expenses ...................................      347,949        (9,648)
Income taxes payable - foreign .....................       17,582             -
Deferred revenue ...................................    1,069,626       (25,000)
                                                      -----------   -----------

NET CASH USED IN OPERATIONS ........................       77,594      (279,626)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures ..................     (376,842)            -
Other assets .......................................        5,477             -
Purchase of intangibles ............................   (1,299,966)            -
                                                      -----------   -----------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES    (1,671,332)            -
                                                      -----------   -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from Loan payable - related party .........    1,288,709       267,253
Proceeds from sale of stock ........................    2,000,000             -
                                                      -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........    3,288,710       267,253
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH ....................    1,694,972       (12,373)

CASH, beginning of the period ......................      444,383        18,380
                                                      -----------   -----------

CASH, end of the period ............................  $ 2,139,355   $     6,007
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
Interest paid ......................................  $         -   $         -
Taxes paid .........................................            -             -
Non-cash financing activites:
         Conversion of debt to equity ..............  $ 1,158,367   $         -


                See notes to consolidated financial statements.

                        IA Global, Inc. and Subsidiaries

                   Notes to consolidated financial statements

1. BASIS OF PRESENTATION:

The accompanying unaudited financial statements of IA Global, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended June 30, 2003 and 2002 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10-K) filed with the Securities and Exchange Commission for the year ended December 31, 2002.

2. GOING CONCERN:

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses amounting to $22 million. The Company has borrowed funds from its shareholders to meet its daily cash flow requirements during the recent two years; additional loans from affiliates are not guaranteed but may occur. The Company will need to obtain additional financings through debt or equity raises in order to continue its operations for the period beyond the end of the third quarter, September 2003. In January 2003, a loan agreement was signed with PBAA FUND LTD, a related party, for the financing of an acquisition and in June 2003 PBAA FUND LTD. agreed to acquire $2.0 million of the Company's Common Stock through a private placement.

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its majority and wholly-owned subsidiaries. Intercompany items and transactions have been eliminated in consolidation.

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

The Company sells its software and provides support service on a subscription basis through Value Added Resellers ("VARs"), Internet Service Providers ("ISPs") or directly to end-users. They purchase either 13 months/12 months/6 months/3 months/30 days license products, and receive a copy of the iAccele software and full access to the acceleration server maintained by the Company. Revenues are recognized ratably over the license period upon delivery of the software by the VARs to the end user.

As detailed more fully in Note 8, the Company has a license agreement to use certain internet acceleration technology which forms the basis of the iAccele software service. The Company pays a license fee for each customer purchasing this product. Fees paid under this license are capitalized as deferred license fee and amortized to cost of sales over the life of the product period from the month of selling and receiving the cash from the customers to the expiration month of the product life span.

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

STOCK BASED COMPENSATION PLANS - We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                      For the six months ended      For the three months ended
                                     ---------------------------    --------------------------
                                              June 30,                      June 30,
                                              --------                      --------
                                        2003            2002           2003           2002
                                        ----            ----           ----           ----
Net loss available to common
  shareholders, as reported .....    $(1,382,377)    $  (429,931)    $(804,380)    $  (260,295)
Deduct: Stock-based compensation,
  net of tax ....................       (106,846)              -      (104,372)              -
                                     -----------     -----------     ---------     -----------
Net loss available to common
  shareholders, pro-forma .......    $(1,489,223)    $  (429,931)    $(908,752)    $  (260,295)
                                     ===========     ===========     =========     ===========
Basic earnings per share:
         As reported - ..........    $      (.03)    $      (.01)    $    (.02)    $      (.01)
         Pro-forma - ............    $      (.03)    $      (.01)    $    (.02)    $      (.01)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during the three or six months ended June 30, 2003 and 2002.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                                          For the Six months Ended June 30,
                                          ---------------------------------
                                               2003            2002
                                               ----            ----
         Risk free interest rate ........      3.75            4.08%
         Expected life ..................    10 years        10 years
         Dividend rate ..................      0.00            0.00%
         Expected volatility ............       65%             75%


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

FASB Interpretation ("FIN") No. 45: In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34,"Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation on January 1, 2003 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

FIN No. 46: In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Corporation has adopted the provisions of FIN No. 46, such provisions have not had a material effect on its results of operation, financial position or the related financial statement disclosures.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

Accounting for Financial Instruments - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No.150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements.

4. RISK OF CONCENTRATION

Significant Distributor - The Company's largest distributor is a VAR that accounted for 78% of accounts received for the six-month period ending June 30, 2003. A second VAR accounted for a further 19% of accounts receivable for the same six-month period. The Company anticipates that significant distributor concentration will continue for the foreseeable future.

5. EQUIPMENT

The Company purchased and subsequently leased 300 computers to an investee of the major shareholder of the Company, ForeignTV Japan. The InterAsset Group owns approximately 66% of ForeignTV Japan. The Company had a minority ownership in the ForeignTV Japan, but was sold approximately one year ago. These computers cost approximately $1,000 per machine or approximately $300,000. The Company expects to receive about $600,000 over the term of these leases for the equipment under lease. The terms of the leases are as follows;

   o  There are two leases one for 200 computers and one for 100 computers.

   o  The rental period for each lease is for 2 years.

   o The lease contract shall be automatically extended for six months if ForeignTV Japan does not object within one month of the contract termination date.

   o The monthly rental for the 200 computers is 1,900,000 Yen or approximately $17,000.

   o The monthly rental for the 100 computers is 950,000 Yen or approximately $8,000.

   o These computers are to be returned to the Company upon termination of the leases.

These leases were not recorded as a financing lease, due to the fact that these leasing transactions are between related parties under common control. The revenues from each lease payment will be recorded upon receipt of each payment. The leasee of these computers are not adequately capitalized, therefore the collectibility of the lease payments are not guaranteed.

These computers are being depreciated over three years.

See subsequent events for additional computers leased.

6. INTANGIBLE ASSETS

Included in intangible assets are the following;

   o  Software development costs, net of accumulated amortization, of $129,255.

   o Intellectual property of $951,201 net of accumulated amortization of $219,510. The intellectual property arose from the net difference in assets and liabilities acquired from the Company acquiring a 76.9% equity interest in a privately held Japanese corporation, "iAccele", that is engaged in the business of providing an internet data transmission acceleration service that targets narrowband users. The Company financed this acquisition by borrowing the 100 million Japanese Yen or about $830,000 from a related party and the assumption of indebtedness of iAccele.

7. INCOME TAXES

The Company management is not able to determine whether it is more likely than not that the deferred tax assets will be realized. As a result, management has provided a 100% valuation allowance against the net deferred tax assets.

8. RELATED PARTY

On February 10, 2003, the Company acquired a 76.9% equity interest in a privately held Japanese corporation engaged in the business of providing an internet data transmission acceleration service that targets narrowband as well as broadband users, for 100 million Japanese Yen or $830,000.

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

During the quarter ended June 30, 2003, the Company borrowed 52,500,000 Yen from an affiliate of its major shareholder or approximately $454,000. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances mature during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003, 7,000,000 Yen or approximately $62,000 on July 27, 2003, 10,000,000 Yen or approximately $89,000 on August 1, 2003 and 30,000,000 Yen or approximately $258,000 on December 1, 2003. The Company has repaid 18,500,000 Yen or approximately $160,000 on July 25th. The remaining 4,000,000 Yen due and outstanding due on August 1, 2003 was deferred with a new note until the end of 2003.

On June 30, 2003, Inter Asset Japan LBO Fund No.1 ("IAJ"), a principal shareholder, elected to convert its $1,064,000 note due from the Company, plus accrued interest of $95,000 into Series B Preferred Stock at the conversion rate of $1,000 per share. The Company issued 1,158 shares of Series B Preferred Stock in exchange for the note and accrued interest.

As of June 30, 2003 the Company agreed to sell 13,333,333 shares of its Common Stock to PBAA Fund Ltd, a principal shareholder, for $2,000,000, or $.15 per share, subject to approval of the shareholders of the Company.

The acquisition of the Common Stock by PBAA Fund Ltd. increased its ownership of the Company to 26.6%, and collectively with IAJ and Terra Firma Fund Ltd, which three entities may be deemed to constitute a group for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, to 80.9%.

See terms of leased equipment to an affiliated party in June 2003, in Note 5.

9. COMMITMENT

In November 2002, the Company assumed from InfoshowerX Co. Ltd ("ISX"), a license agreement for the non-exclusive use to certain internet acceleration technology. This technology forms the basis of the Company's only product offering, and was originally licensed by ISX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. The Company must pay the royalties within twenty days after the Company has collected from its customers. The Company has incurred approximately $180,000 under this license agreement for the quarter ended June 30, 2003.

10. SEGMENT INFORMATION

The Company's newly acquired subsidiary operates fully in Japan and under a single segment. There is no current business of IA Global in the United States other than paying professional fees associated with being a U.S. taxpayer and publicly held in the U.S. The general administrative expenses of the parent company were approximately $123,000 and $348,000 for the three and six months ended June 30, 2003, respectively.

11. RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements in order to conform with the 2002 presentation.

12. STOCKHOLDER'S EQUITY

During the six months ended June 30, 2003, the following equity events occurred;

The beneficial conversion rights for the loan from the related party was recorded at $277,311 as a contribution to capital.

In February 2003, the Company signed three year employment agreements with two of its executives and granted a total of 1,500,000 Incentive Stock options at $.08 per share (fair market value at the date of the grant), exercisable immediately and expiring on January 23, 2013.

In April 2003, the board of directors voted to amend the conversion price for the 1,678,433 warrants outstanding from the original IPO from an exercise price of $9.00 per share to $3.50 per share.

In June 2003, the Company granted 4,975,000 stock options with an exercise price of $.20 per share, which was the market price at the grant date. Four million five hundred thousand of the stock options were issued to the directors and officers, which vest over three years. Four hundred and seventy-five thousand options are performance based stock options. As of June 30, 2003, none of the performance based stock options were earned. The term of these 4,975,000 stock options granted are for a term of ten years.

In June 2003 the Company agreed to sell $2,000,000 of its Common Stock to an affiliated party, pending approval of the sale by the Company's shareholders. Also in June 2003, an affiliated party converted approximated $1,159,000 of indebtedness, including the interest thereon into 1,158 shares of Series B Preferred Stock. The 1,158 shares of Preferred Stock are convertible into 11,580,000 shares of Common Stock, subject to approval by the Company's shareholders of an amendment to the Company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares.

13. SUBSEQUENT EVENT

In August 2003, the Company entered into a transaction with ForeignTV Japan, an affiliate, for the leasing of 300 computers. The terms of the transaction are similar to an earlier lease transaction discussed in Note 5, above.

The Company had cash of approximately $2.14 million and current liabilities of approximately $3.0 million at June 30, 2003. Subsequent to this there were additional cash payments through August 15, 2003, including (i) an advanced payment to Fan Club Entertainment, (ii) capital expenditures by iAccele as per computer leasing transaction discussed above, (iii) the partial repayment of liabilities by iAccele, and (iv) the payment of contractual fees by iAccele. Taking into consideration these additional cash payments, the Company had a cash position of approximately $500,000 as of August 19, 2003.

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

         At the beginning of 2003, we revised our business plan to expand into other areas of media entertainment and technology. We have shifted the revenue model from broadband entertainment channels and revenues derived predominantly from advertising, to a renewed focus on developing media technology products, services and on licensing revenues. To this end, we may develop such media entertainment and technology products and services internally, or acquire them from other parties.

         In the initial stage of the revision of our business plan, we have made an acquisition of a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation. iAccele is engaged in the business of providing an Internet data transmission acceleration service. Its main product offering is named after the company, iAccele. This service allows narrow band users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. This speeds up web browsing, network services and accelerates email services. There is no need for the user to change his provider of network connection. The iAccele product is based on a repeat subscriber business model. The subscriber to the service signs up for products from 3 month up to 13 months license, which provides them with a copy of the iAccele software and full access to the acceleration server.

         On July 31, 2003, we signed a Letter of Intent with Fan Club Entertainment Co, Ltd., a privately held Japanese corporation, whereby we would acquire a 67% equity stake in the company. Fan Club Entertainment, will provide advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., an affiliated company of Fan Club Entertainment, which has recently signed a 5-year agreement with Marvel Entertainment Inc. and Marvel Characters Inc. to manage their fan club in Japan. Consummation of the proposed acquisition is subject to the preparation and execution of a definitive purchase agreement and customary closing conditions. There can be no assurance given that this transaction will be consummated.

         On August 01, 2003, we signed a Letter of Intent with London Wall Investment Pty. Ltd., a privately held Australian corporation, whereby we would acquire a 50% equity stake in a newly formed company to be called, iAccele Australia Pty Ltd for a nominal value. We would further, provide iAccele Australia with an unsecured loan of AUD$50,000, approximately $35,000 based on the Australian /US dollar exchange rate on that date, for operating costs of the business. If the transaction is consummated, iAccele Australia, would be a sales and marketing operation for the iAccele product initially in Australia and New Zealand, subject to signing a license agreement with iAccele. Consummation of the proposed acquisition is further subject to the preparation and execution of a definitive purchase agreement and customary closing conditions. There can be no assurance given that this transaction will be consummated.

         We still own the proprietary rights to the VToob software, and have been looking into the possibility of licensing this software to other companies. At this time, we do not believe that the Vtoob software can be effectively marketed, and that the costs of pursuing this product any further would be greater than any anticipated return. We have therefore decided not to focus our resources on the development or marketing of Vtoob software. Similarly we will not be focusing our resources on the broadcasting channel of StreamingUSA.com, which utilizes the vToob software.

         Our business plan for 2003 had assumed that we would not derive any significant revenues from advertising or other activities related to VToob, except for the possibility of a licensing model as stated above. No revenues have been forthcoming from such licensing model, for the six-month period ended June 30, 2003, and none can be reasonably expected from now on. The majority of revenue for the first half of 2003 has been recorded from our recently acquired company, iAccele.

         The acquisition of iAccele on February 10, 2003 has been accounted for under the purchase method of accounting and, therefore, our historical results of operations for the first half of 2003 include the results of operations of iAccele subsequent to its acquisition date. This acquisition affects the comparability of the historical results of operations of our first half of 2003 and the first half of 2002.

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

Results of Operations

         Three months ended June 30, 2003 vs. three months ended June 30, 2002 Six months ended June 30, 2003 vs. six months ended June 30, 2002

         We sustained a net loss of $807,185 for the three-month fiscal period ended June 30, 2003 on revenues of $99,164, compared to a net loss of $260,295 for the three-month fiscal period ended June 30, 2002 on revenues of $88,546. We sustained a net loss of $1,384,993 for the six-month fiscal period ended June 30, 2003 on revenues of $105,018, compared to a net loss of $429,931 for the six-month fiscal period ended June 30, 2002 on revenues of $226,046.

         Revenues decreased approximately $121,028, or 54%, for the six-month fiscal period ended June 30, 2002, due to a change in business direction, and sales of iAccele software. The majority of revenues for the six-month period were attributed to iAccele and represent license fees for iAccele software sold to Value Added Resellers (VARs), Internet Service Providers (ISPs) or directly to end-users.

         As of June 30, 2003, we had deferred $1,069,626 of revenues. The deferred revenue balance has increased 125% from $368,567 at December 31, 2002 to $830,011 as of March 31, 2003 or $461,444. The deferred revenues increased another 29% from $830,011 as of March 31, 2003 to $1,069,626 or $239,615 as of
June 30, 2003. The increases in deferred revenues is for two reasons; the VARS may pay for the iAccel software before it is distributed and when the VARS has distributed the software, such revenues from the software sold is amortized over the term of the individual license. The software licenses range from thirty days to thirteen months. The Company has currently sold predominately twelve and thirteen month licenses for the iAccle software sold. The iAccele software is based on an ASP (Application Service Provider) model.

         Revenue figures have been accounted for on the basis of the number of users who have activated the software license key after they purchased the iAccele software, rather than accruing revenues at the time the iAccele software was purchased. In the case of VARs, revenue is received by iAccele on a monthly accruals base but was not recognized by us until the license key was activated by the end user. This can lead to a significant time lag between cash being received by us and being converted from the deferred revenue to earned revenue in our financial reports. Further, our accounting policy records revenue on a deferred basis whereby the revenue derived is divided evenly over the period of the licenses validity span, currently a maximum of 13 months (previously 12 months).

         On this basis, revenues were $105,018 for the six-month period ended June 30, 2003 while deferred revenues were $1,069,626 as of June 30, 2003. Based on the number of license keys distributed to users through VARs, as at June 30, 2003, we have recorded an average activation rate of 10% for iAccele software.

         Net loss for the six-month period ending June 30, 2003, increased approximately $955,000, or 220%, due to increased expense for Sales and Marketing associated with the sales of iAccele software license, Cost of Sales and Interest Expense. The iAccele software licenses are for a fixed period and the revenues recognized above represents that portion of the license fee that applies to the first half of 2003. A portion of expenditures related to cost of sales is also deferred on the basis of the term of the iAccele software.

         Our production costs for the development of our original content for the three-month period ended June 30, 2003, were $0, compared to $10,535 for the three-month period ended June 30, 2002. Our production costs for the development of our original content for the six-month period ended June 30, 2003, were $0, compared to $24,815 for the six-month period ended June 30, 2002. Production costs for the prior period include the cost of (i) data communications, (ii) software license fees; (iii) content license fees, where necessary in order to acquire additional content; and (iv) the expense of hiring and compensating employees and independent contractors who handle production and delivery of our content. Based on the change in business model, and move to an ASP service, there are no direct production costs to be recorded in the first half of 2003.

         Cost of sales for the three-month period ended June 30, 2003, were $190,871, compared to $13,282 for the three-month period ended June 30, 2002 an increase of approximately $180,000 or 1300%. Cost of sales for the six-month period ended June 30, 2003, were $299,922, compared to $33,906 for the six-month period ended June 30, 2002, an increase of approximately $266,000 or 780%. Cost of sales for the current period represent the costs relating to the iAccele software.

         Our selling, general and administrative expenses were $579,845 for the three-month fiscal period ended June 30, 2003, compared to $325,024 for the three-month period ended June 30, 2002, an increase of approximately $255,000, or 78%. Our selling, general and administrative expenses were $971,466 for the six-month fiscal period ended June 30, 2003, compared to $597,289 for the six-month period ended June 30, 2002, an increase of approximately $374,000, or 63%. For the current periods, the expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of intellectual property, professional and consulting fees, sales and marketing costs, and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of iAccele on February 10, 2003, and the sales and marketing expenses associated with iAccele software license sales.

         In June 2003, the Company granted 4,975,000 stock options with an exercise price of $.20 per share, which was the market price at the grant date. An aggregate of three million five hundred thousand to the two executives and one million were granted to the directors, which vest over three years. Four hundred and seventy-five thousand options are performance based stock options. As of June 30, 2003, none of the performance based stock options were earned. The term of these 4,975,000 stock options granted are for a term of ten years.

         We have recorded no compensation expense for stock options granted to employees during the three or six months ended June 30, 2003 and 2002.

         Liquidity and Capital Resources

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements and loans from affiliated entities. Net proceeds from these sales have totaled approximately $23.6 million as of June 30, 2003, with approximately $8.8 million raised in the initial public offering and the balance raised in the private placements and equity issued for services in the amount of approximately $17.8 million, including $1.2 million loan from a related party converted to equity, and a $2.0 million subscription to acquire common stock. Additional funding was obtained in the form of loans from related parties, of which approximately $830,000 was outstanding at June 30, 2003.

         For the six months year ended June 30, 2003, we used cash of approximately $77,600 in connection with our operating activities. Such amount was primarily attributable to the acquisition of iAccele, net losses, offset in part by unearned compensation expenses, depreciation and amortization, and increases in accounts receivable, deferred license fees, other current assets, accrued expenses and deferred revenue. For the six months ended June 30, 2003, approximately $1.67 million was used by investing activities, primarily the purchase of iAccele and $3.29 million were provided by financing activities.

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

         In order to finance this purchase, we borrowed 100.0 million Japanese Yen from PBAA Fund Ltd., a British Virgin Islands limited liability company and a principal shareholder of our company. The principal amount of this loan, together with interest thereon at 4.50 percent per annum, is due and payable on January 31, 2004. We may defer payment of the principal amount of this loan, but not accrued interest, for one additional year with the consent of PBAA. We may prepay all or specified minimum portions of this loan at any time after March 31, 2003 upon payment of certain prepayment penalties.

         If this loan is not repaid by January 31, 2004, PBAA will be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of our common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of our common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave us notice of conversion, or, if our common stock is not then traded on the American Stock Exchange, the closing bid price for our common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which our common stock is then traded. By way of illustration, had such conversion occurred on February 10, 2003, PBAA would have received 7,335,145 shares of our common stock which, when added to those shares currently beneficially owned by PBAA and its affiliates would increase their collective ownership of our common stock to approximately 82.5%

         On June 30, 2003, we agreed to sell to PBAA, 13,333,333 shares of our common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of our common stock ending June 15, 2003, the date PBAA Fund made its investment commitment. As PBAA Fund's purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the our forthcoming 2003 annual meeting of shareholders.

         On June 30, 2003, Inter Asset Japan LBO No.1 Fund ("IAJ"), elected to convert its $1,064,000 Mezzanine Finance Loan Note due from the Company, plus accrued interest of $95,000 into Series B Preferred Stock at the conversion rate of $1,000 per share. We issued 1,158 shares of Series B Preferred Stock in exchange for the note and accrued interest.

         We had cash of approximately $2.14 million and current liabilities of approximately $3.0 million at June 30, 2003. Our cash expenses are approximately $150,000 per month. The cash we had at June 30, 2003 and our monthly cash expenses do not take into account additional cash payments through August 15, 2003, including (i) an advanced payment to Fan Club Entertainment as discussed below, (ii) capital expenditures by iAccele, including the purchase of 300 computers as discussed below, (iii) the partial repayment of liabilities by iAccele, and (iv) the payment of contractual fees by iAccele. Taking into consideration these additional cash payments, we had on a pro forma basis a cash position of approximately $500,000 as of June 30, 2003.

         At June 30, 2003, iAccele was delinquent in a payment of 8.0 million Japanese Yen, or approximately $60,000 based on the Japanese Yen/US dollar exchange rate on that date, to Infoshower Exchange Corp. ("ISX"). iAccele originally owed ISX 150.0 million Japanese Yen, or approximately $1,300,000 based on the Japanese Yen/US dollar rate on that date, under contractual obligations between the two companies prior to our acquisition of an equity interest in iAccele. Of this 150.0 million Japanese Yen, 30.0 million Japanese Yen was paid by iAccele prior to our acquisition of an equity interest in iAccelle, 70.0 million Japanese Yen was paid by iAccele from our payment for an equity interest in iAccelle, 42.0 million Japanese Yen was paid by iAccele between February 10, 2003 and June 30, 2003 and the balance of 8.0 million Japanese Yen was paid in August 2003. We own 76.9% of the outstanding common stock of iAccele while ISX owns the balance of the capital stock of iAccele.

         During the three months ended June 30, 2003, iAccele purchased 300 computers for an aggregate purchase price of approximately $ 300,000. iAccele is leasing all of these computers to ForeignTV Co. Ltd. for a term of 2 years for aggregate lease payments over the term of the lease of $600,000. We previously held a minority ownership in ForeignTV, a Japanese limited liability company, but this was sold approximately one year ago. IAJ, a principal shareholder of our company, currently owns approximately 66% of the outstanding shares of ForeignTV.

         During the three months ended June 30, 2003, Inter Asset Japan KK (Kabushiki Gaisha), a Japanese limited liability company, loaned iAccele an aggregate of approximately $ 450,000 in four separate arrangements for the financing of the computers described in the prior paragraph and for its working capital. The loans are for a term of 1 to 5.5 months and bear interest at 3.5% to 6.7% per annum. As of August 5, 2003, iAccele repaid approximately $ 160,000 of this loan plus accrued interest of approximately $ 1,000. The outstanding amount of approximately $ 290,000 due to Inter Asset Japan KK is due in December, 2003 and bears interest at 3.5% per annum. Inter Asset Japan KK is the sole general partner of IAJ. Alan Margerison, President, Chief Executive Officer and a director of our company, is chairman of Inter Asset Japan KK.

         In August 2003, iAccele entered into a transaction with ForeignTV for the leasing of an additional 300 computers. The terms of the lease are similar to an earlier lease transaction discussed above.

         IAJ beneficially owns 41.2% of our common stock, PBAA Fund Ltd. owns 20.1% of our common stock and Terra Firm Fund Ltd. owns 25.3% of our common stock, or 80.9% in the aggregate. Such entities have stated in a Schedule 13D that they may be deemed a "group" for purposes of Rule 13d-3 under the Securities Exchange Act of 1934. The beneficial ownership of IAJ includes 1,158 shares of Series B Preferred Stock that are convertible to 11,580,000 of our common stock, subject to adjustment. Such conversion is subject to approval by our shareholders to an amendment to our Certificate of Incorporation increasing our authorized Common Stock to at least 100,000,000 shares.

         IAJ also beneficially owns directly and indirectly 42.7% of the common stock of ISX. Alan Margerison, President, Chief Executive Officer and a director of our company, previously served as President and Chief Executive Officer of Inter Asset Japan KK (Kabushiki Gaisha), the sole general partner of IAJ, but has stepped down his post to concentrate further on our company. He has been appointed Chairman of Inter Asset Japan KK and remains a director of that company. Hiroshi Kubori, a director of our company, owns approximately 5% of the capital stock of ISX. As stated above, ISX owns the balance of the capital stock of iAccele or 23.1%.

         On July 31, 2003, we signed a Letter of Intent with Fan Club Entertainment Co, Ltd., a privately held Japanese corporation, whereby we would acquire a 67% equity stake in the company. Fan Club Entertainment, will provide advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., an affiliated company to Fan Club Entertainment, which has recently signed a 5-year agreement with Marvel Entertainment Inc. and Marvel Characters Inc. to manage their fan club in Japan. We have advanced the purchase price of 134.0 million Japanese Yen, or approximately $1.14 million based on the Japanese Yen/US dollar exchange rate on that date, for this transaction, subject to official completion of all contracts. Consummation of the proposed acquisition is subject to the preparation and execution of a definitive purchase agreement and customary closing conditions. There can be no assurance given that this transaction will be consummated.

         With our limited current cash resources, we expect to be able to support our operations through the end of the third quarter of the year 2003.We will need to obtain additional financing in order to continue our current operations and to sustain our cash flow needs, including the cash flow needs of iAccele. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. We can give no assurances that we will be able to raise additional financing from any party, including from any related party.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 30, 2003, we received a cash infusion of $2 million from PBAA Fund Ltd., an open ended limited liability investment company incorporated in the British Virgin Islands as a "Private Fund" ("PBAA"), in exchange for an aggregate of 13,333,333 shares of our common stock. This investment was based on a purchase price per share of $0.15, representing an approximate 25% discount to the trailing 5-day average closing price of the common stock ending June 15, 2003, the date upon which PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by Section 713 of the American Stock Exchange Guide, at our forthcoming 2003 annual meeting of shareholders. Upon consummation of this transaction, PBAA beneficially owned 17,343,133 shares of common stock, representing approximately 26.6% of our outstanding Common Stock. The agreement to issue our common stock was not registered under the Securities Act of 1933 because the common stock was offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

         On June 30, 2003, Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ"), converted approximately $1,064,000 in principal amount of our outstanding convertible indebtedness, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of our Series B preferred stock. IAJ may elect to convert the 1,158 shares of preferred stock into 11,580,000 shares of our common stock, subject to approval by our shareholders of an amendment to our Certificate of Incorporation increasing our authorized common stock to at least 100,000,000 shares. Upon consummation of this transaction, IAJ beneficially owned 31,580,000 shares of common stock, representing approximately 41.2% of our outstanding common stock. The issuance our preferred stock was not registered under the Securities Act of 1933 because the common stock was offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act of 1933 pursuant to Section 4(2).

         PBAA, IAJ and Terra Firma Fund Ltd., an open ended limited liability investment company incorporated in the British Virgin Islands as a "Private Fund" ("Terra Firma"), may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 and beneficially owned in the aggregate 80.9% of our outstanding common stock as of June 30, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

         31.1 - Rule 13a-14(a)/15d-14(a) Certifications
         31.2 - Rule 13a-14(a)/15d-14(a) Certifications
         32.1 - Section 1350 Certifications
         32.2 - Section 1350 Certifications

(b) Reports of Form 8-K

         During the quarter ended June 30, 2003, we filed or submitted the following current reports on Form 8-K with the Securities and Exchange
Commission:

         Current report on Form 8-K, dated April 14, 2003, was filed on April 15, 2003. The item reported was:

      o Item 9 - Regulation FD Disclosure, which furnished the Section 906 certification that accompanied our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

         An amendment to the current report on Form 8-K, dated February 25, 2003, was filed on May 16, 2003. The item reported was:

      o Item 7 - Financial Statements and Exhibits, which filed (i) the balance sheet of I-accele Corp. as of December 31, 2002 and the related statements of operations, stockholder's deficiency and cash flows for the period from July 19, 2002 (inception) through December 31, 2002, expressed in Japanese yen and (ii) the pro forma financial information of IA Global, Inc. as of December 31, 200 and for the year ended December 31, 2002.

         Current report on Form 8-K, dated May 20, 2003, was filed on May 20, 2003. The item reported was:

      o Item 9 - Regulation FD Disclosure, which furnished the Section 906 certification that accompanied our quarterly report on Form 10-Q for the quarter ended March 31, 2003.

         Current report on Form 8-K, dated July 7, 2003, was filed on July 10, 2003. The items reported were:

      o Item 5 - Other Events and Required FD Disclosure, which reported the issuance of a press release announcing that (a) The PBAA Fund Ltd., our majority shareholder, had invested an additional $2.0 million into our company and (b) in a contemporaneous transaction, approximately $1.16 million of outstanding convertible debt had been exchanged for Series B preferred stock at the predetermined conversion price.

      o Item 7 - Financial Statements and Exhibits, which identified the exhibit filed with the Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IA Global, Inc.
                                        (Registrant)

Date:  August 19, 2003                  By: /s/ Alan Margerison
                                        Alan Margerison,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 19, 2003                  By: /s/ Satoru Hirai
                                        Satoru Hirai,
                                        Chief Operating Officer and Chief
                                        Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)