Form 10-Q
period 2003-09-30
IA GLOBAL INC
filed 2003-11-14
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2003

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

         As of November 6, 2003 there were issued and outstanding 65,480,889 shares of the Registrant's Common Stock.

                                 IA Global, Inc.

                                    FORM 10-Q

                                Table of Contents

                                                                            Page
                                                                            ----
PART I.

     Item 1.   Financial Statements.........................................   3

               Consolidated Balance Sheet...................................   3

               Consolidated Statements of Operations........................   4

               Consolidated Statement of Cash Flows.........................   5

               Notes to Consolidated Financial Statements...................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  18

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk..................................................  32

     Item 4.   Controls and Procedures......................................  33

PART II.

     Item 1.   Legal Proceedings............................................  34

     Item 2.   Changes in Securities and Use of Proceeds....................  34

     Item 3.   Defaults Upon Senior Securities..............................  35

     Item 4.   Submission of Matters to a Votes of Security Holders.........  35

     Item 5.   Other Information............................................  35

     Item 6.   Exhibits and Reports on Form 8-K.............................  35

Signatures..................................................................  36

                          PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

                               IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                                        September 30, 2003    December 31, 2002
                                                        ------------------    -----------------
                                                            (unaudited)           (audited)
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents .....................        $    613,151         $    444,383
    Deferred license fee ..........................              31,384                    -
    Other Current Assets ..........................             188,645                    -
                                                           ------------         ------------
      Total current assets ........................             833,180              444,383

EQUIPMENT, NET ....................................             604,365                  812

OTHER ASSETS
    Software development costs, net ...............             131,334                    -
    Intangible Assets, Net ........................           1,799,683                    -
    Loan to QuikCat Australia Pty Ltd. ............              34,060                    -
    Other assets ..................................                   -                5,477
                                                           ------------         ------------

                                                           $  3,402,622         $    450,672
                                                           ============         ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
    Accounts payable - trade ......................        $    410,793         $    246,353
    Accrued liabilities ...........................             304,196               31,000
    Loan payable - related party ..................             834,167            1,063,857
    Deferred revenue ..............................             755,276                    -
    Short term loan - related party ...............             344,122                    -
    Income taxes payable ..........................              18,981                    -
                                                           ------------         ------------
      Total current liabilities ...................           2,667,535            1,341,210
                                                           ------------         ------------

MINORITY INTERESTS ................................              12,002                    -
                                                           ------------         ------------

STOCKHOLDER'S EQUITY:
    Series B Preferred stock, $.01 par value,
      5,000 shares authorized 1,158 and
      -0- issued and outstanding, respectively
      (liquidation value $1,158,000) ..............                  12                    -
    Common stock, $.01 par value, 75,000,000
      shares authorized, 65,480,889 and 51,797,556,
      issued and outstanding, respectively ........             654,810              517,976
    Paid in capital ...............................          23,207,997           19,744,331
    Accumulated deficit ...........................         (23,215,533)         (21,022,845)
    Unearned compensation expense .................                   -              (80,000)
    Treasury stock ................................             (50,000)             (50,000)
    Unrealized foreign exchange gain (loss) .......             125,799                    -
                                                           ------------         ------------
      Total stockholder's equity (deficiency) .....             723,085             (890,538)
                                                           ------------         ------------

                                                           $  3,402,622         $    450,672
                                                           ============         ============

                       See notes to consolidated financial statements.

                                             3

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                      2003           2002          2003          2002
                                                  ------------   -----------    ----------   ------------
                                                   (unaudited)   (unaudited)   (unaudited)    (unaudited)
REVENUE ........................................  $    126,070   $   180,000  $    230,793   $    406,046

COST OF SALES ..................................       152,821             -       453,174         62,552
                                                  ------------   -----------  ------------   ------------

GROSS PROFIT (LOSS) ............................       (26,751)      180,000      (222,381)       343,494
                                                  ------------   -----------  ------------   ------------

EXPENSES
        Production .............................             -             -             -         24,815
        Selling, general and administrative ....       606,437       131,542     1,563,301        612,928
        Writedown of fixed assets ..............             -             -             -         87,137
                                                  ------------   -----------  ------------   ------------
               Total expenses ..................       606,437       131,542     1,563,301        724,880
                                                  ------------   -----------  ------------   ------------

OPERATING INCOME (LOSS) ........................      (633,188)       48,458    (1,785,682)      (381,386)
                                                  ------------   -----------  ------------   ------------

OTHER INCOME (EXPENSE):
        Interest income ........................           661             -         2,357              -
        Interest expense .......................       (78,789)            -      (274,924)             -
        Other income (expense) .................        24,965       209,211           865        209,244
                                                  ------------   -----------  ------------   ------------
               Total other income (expense) ....       (53,163)      209,211      (271,702)       209,244
                                                  ------------   -----------  ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS
        AND INCOME TAXES .......................      (686,351)      257,669    (2,057,384)      (172,142)

MINORITY INTERESTS .............................       (10,914)            -       (10,914)             -
                                                  ------------   -----------  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ..............      (697,265)      257,669    (2,068,298)      (172,142)

INCOME TAXES: ..................................             -             -           334              -
                                                  ------------   -----------  ------------   ------------

NET INCOME (LOSS) ..............................      (697,265)      257,669    (2,068,632)      (172,142)

Other comprehensive income, net of tax:
        Foreign currency translation adjustments         2,805             -         2,616              -
                                                  ------------   -----------  ------------   ------------

Comprehensive Income ...........................  $   (694,460)  $   257,669  $ (2,066,016)  $   (172,142)
                                                  ============   ===========  ============   ============

Per share of Common
        Basic net income (loss) per share ......  $      (0.01)  $      0.01  $      (0.04)  $      (0.01)
                                                  ============   ===========  ============   ============
        Diluted net income (loss) per share ....  $      (0.01)  $      0.01  $      (0.04)  $      (0.01)
                                                  ============   ===========  ============   ============
        Weighted average shares of common
               stock outstanding ...............    65,343,932    37,055,889    56,362,635     31,887,556
        Weighted average shares of common stock
               and common equivalent shares
               outstanding .....................    65,343,932    37,055,889    56,362,635     31,887,556


                              See notes to consolidated financial statements.

                                                     4

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                            Nine Months Ended September 30,
                                                                            -----------------------------
                                                                               2003               2002
                                                                            -----------         ---------
                                                                            (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................................        $(2,068,632)        $(172,142)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation & amortization ........................................            518,556             6,374
Writedown of fixed assets ..........................................                  -            87,137
Amortization of beneficial conversion feature ......................            168,124                 -
Minority interests .................................................             10,914                 -
Equity based compensation ..........................................             80,000           194,341
Other current assets ...............................................            (67,681)              376
Other assets .......................................................                  3            27,570
Deferred license fee receivable ....................................            (31,384)                -
Accounts payable ...................................................            164,440          (162,541)
Accrued expenses ...................................................            264,261          (181,843)
Income taxes payable - foreign .....................................             18,981                 -
Deferred revenue ...................................................            755,276          (305,000)
                                                                            -----------         ---------

NET CASH USED IN OPERATIONS ........................................           (187,142)         (505,728)
                                                                            -----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures ..................................           (666,512)                -
Other assets .......................................................              5,477                 -
Purchase of intangibles ............................................         (2,221,414)                -
Investment in affiliate ............................................                  -           100,000
                                                                            -----------         ---------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES ................         (2,882,449)          100,000
                                                                            -----------         ---------

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loan payable - related party .........................          1,432,419           320,379
Repayments of related party loans ..................................           (160,000)                -
Loan to QuikCat Australia Pty Ltd. .................................            (34,060)                -
Proceeds from sale of stock ........................................          2,000,000             2,250
Contribution of capital ............................................                  -            64,719
                                                                            -----------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................          3,238,359           387,348
                                                                            -----------         ---------

NET INCREASE (DECREASE) IN CASH ....................................            168,768           (18,380)

CASH, beginning of the period ......................................            444,383            18,380
                                                                            -----------         ---------

CASH, end of the period ............................................        $   613,151         $       -
                                                                            ===========         =========

Supplemental disclosures of cash flow information:
Interest paid ......................................................        $         -         $       -
Taxes paid .........................................................        $       334         $       -
Non-cash financing activities:
Conversion of debt to equity .......................................        $ 1,157,988         $       -
Common stock and options issued for services .......................        $         -         $ 160,000
Conversion of preferred stock to common stock ......................        $         -         $ 200,000
Common stock issued for Fan Club acquisition .......................        $   165,200         $       -

                             See notes to consolidated financial statements.

                                                    5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited financial statements of IA Global, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2003 and 2002 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

2. GOING CONCERN:

These financial statements have been prepared assuming the Company will continue as going concern. The Company has suffered recurring losses in excess of $23 million. The Company has borrowed funds from its shareholders to meet its daily cash flow requirements during the past two years; additional loans from affiliates are not guaranteed but may occur. The Company may need to obtain additional financings through debt or equity raises in order to continue its operations for the period beyond the end of the December 2003 and to acquire new businesses.

In January 2003, a loan agreement was signed with PBAA FUND LTD, a related party, for the financing of an acquisition and in June 2003, PBAA FUND LTD. agreed to acquire $2.0 million of the Company's Common Stock through a private placement, and in the quarter ended June 30, 2003, the Company borrowed funds from Inter Asset Japan KK, a related party, to fund operations of iAccele. On November 12, 2003 the Company receive a $.5 million subscription to acquire common stock from a related entity.

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

INTANGIBLE ASSETS/INTELLECTUAL PROPERTY - The Company is amortizing the intangible assets/intellectual property for the iAccele acquisition over twenty-four months on a straight - line basis. For the Fan Club

Entertainment acquisition, the Company is amortizing the intangible assets/intellectual property over sixty months on a straight - line basis, which is the expected life of the agreement.

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

SOFTWARE DEVELOPMENT COSTS - The Company capitalizes software development costs upon the establishment of technological feasibility, subject to net realizable value considerations. These costs are included in the balance sheet in property and equipment. Capitalization ends when the product is available for general release. Capitalized software development costs are amortized over 24 months using the higher of the straight line method or the ratio of current gross revenues to the total of the current and expected future revenues of the product. Costs capitalized include expenses to adopt licensed internet acceleration software to the Japanese Market.

SOFTWARE REVENUE AND COST RECOGNITION - The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin No. 101, Revenue Recognition.

The Company sells its software and provides support service on a subscription basis through Value Added Resellers ("VARs"), Internet Service Providers ("ISPs") or directly to end-users. They purchase either 13 months/12 months/6 months/3 months/30 days license products, and receive a copy of the iAccele software and full access to the acceleration server maintained by the Company. Revenues are recognized ratably over the license period upon delivery of the software to the end user.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                      For the nine months ended      For the three months ended
                                            September 30,                   September 30,
                                     ---------------------------     -----------     -----------
                                         2003            2002            2003            2002
                                     -----------     -----------     -----------     -----------
Net loss available to common
shareholders, as reported .......    $(2,066,016)    $  (172,142)    $  (694,460)    $   257,669
Deduct: Stock-based compensation,
net of tax ......................    $    80,000               -               -               -
                                     -----------     -----------     -----------     -----------
Net loss available to common
shareholders, pro-forma .........    $(2,146,016)    $  (172,142)    $  (694,460)    $   257,669
                                     ===========     ===========     ===========     ===========
Basic earnings per share:
         As reported - ..........    $      (.04)    $      (.01)    $      (.01)    $       .01
         Pro-forma - ............    $      (.04)    $      (.01)    $      (.01)    $       .01

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

We have recorded no compensation expense for stock options granted to employees during the three or nine months ended September, 2003 and 2002.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   For the Nine Months
                                                   Ended September 30,

                                                   2003          2002
                                                   ----          ----
         Risk free interest rate ..........        3.75%         4.08%
         Expected life ....................        10 yrs        10 years
         Dividend rate ....................        0.00%         0.00%
         Expected volatility ..............         65%           75%

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -

FASB Interpretation ("FIN") No. 45: In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34,"Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation on January 1, 2003 did not have a material impact on the Company's results of operations, financial position or cash flows.

FIN No. 46: In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company has adopted the provisions of FIN No. 46, such provisions have not had a material effect on its results of operation, financial position or the related financial statement disclosures.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003. The Company has adopted the provisions of SFAS No. 149 and such provisions have not had a material effect on its results of operation, financial position or the related financial statement disclosures.

Accounting for Financial Instruments - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No.150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company has adopted the provisions of SFAS No. 150 and such provisions have not had a material effect on its results of operation, financial position or the related financial statement disclosures.

4. RISK OF CONCENTRATION

Significant Distributor - The Company's largest distributor is a VAR that accounted for 0% and 78% of revenue and deferred revenue for the three and nine month periods ending September 30, 2003. A second VAR accounted for a further 54% and 20% of revenue and deferred revenue for the same three and nine month periods. The Company anticipates that significant distributor concentration will continue for the foreseeable future.

5. EQUIPMENT

The Company purchased and subsequently leased 600 computers to an investee of the major shareholder of the Company, ForeignTV Japan. The InterAsset Group owns approximately 66% of ForeignTV Japan. The Company had a minority ownership in the ForeignTV Japan, but was sold approximately one year ago. These computers cost approximately $1,000 per machine or approximately $600,000. The Company expects to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases are as follows;

   o Lease 1 dated June 10, 2003 for 100 computers. The monthly rental is 950,000 Yen or approximately $8,000 per month.

   o Lease 2 dated June 20, 2003 for 200 computers. The monthly rental is 1,900,000 Yen or approximately $17,000 per month.

   o Lease 3 dated August 1, 2003 for 300 computers. The monthly rental is 2,850,000 Yen or approximately $25,000 per month.

   o  The rental period for each lease is for 2 years.

   o The lease contract shall be automatically extended for six months if ForeignTV Japan does not object within one month of the contract termination date.

   o These computers are to be returned to the Company upon termination of the leases.

These leases were not recorded as a financing lease, because these leasing transactions are between related parties under common control. As a result, revenues are not being recognized on any cash receipts. In addition, the lessee of these computers is not adequately capitalized, therefore the collectibility of the lease payments are not guaranteed. The Company has received 3,429,749 Yen or approximately $31,000 during the quarter ending September 30, 2003 and this amount has been booked as deferred revenue on the balance sheet.

These computers are being depreciated over three years.

6. INTANGIBLE ASSETS

Intangible assets include the following as of September, 30, 2003:

   o  Software development costs, net of accumulated amortization, of $131,334.

   o Identifiable intangible assets of $1,034,092, net of accumulated amortization of $274,264. The intellectual property arose from the net difference in assets and liabilities acquired from the Company acquiring a 76.9% equity interest in a privately held Japanese corporation, "iAccele", that is engaged in the business of providing an internet data transmission acceleration service that targets narrowband users. The Company financed this acquisition by borrowing the 100 million Japanese Yen or approximately $830,000 from a related party and the assumption of indebtedness of iAccele.

   o Identifiable intangible assets of $1,073,909, net of accumulated amortization of $34,054. The intellectual property arose from the net difference in assets and liabilities acquired from the Company acquiring a 67% equity interest in a privately held Japanese corporation, Fan Club Entertainment, that is engaged in the business of providing advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd.

7. INCOME TAXES

The Company management is not able to determine whether it is more likely than not that the deferred tax assets will be realized. As a result, management has provided a 100% valuation allowance against the net deferred tax assets.

8. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN

Alan Margerison, our President and Chief Executive Officer and one of our directors, currently serves as the Chairman of Inter Asset Japan KK (Kabushiki Gaisha), a Japanese venture capital company and an affiliate of Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ"), the majority owner of our common stock.

Conversion of Preferred A Shares

On September 30, 2002, IAJ consummated a series of related transactions pursuant to which IAJ, together with its affiliates, became the majority stockholder of our company. As of such date, IAJ converted 1,000 shares of our Series A convertible preferred stock (the "Preferred Shares") for 20,000,000 shares of our common stock (the "Conversion Shares"). IAJ had acquired the Preferred Shares from us on October 30, 2001, in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Preferred Shares to Conversion Shares.

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

Debt to Preferred B Shares Conversion

We owed David Badner, a shareholder of, and a former consultant to, our company, $563,857 on September 25, 2002 pursuant to a convertible promissory note dated May 31, 2002 (the "Promissory Note"). On September 25, 2002, IAJ acquired the right, title and interest to the Promissory Note. The interest rate under the Promissory Note is 10% per annum.

During the three months ended December 31, 2002, IAJ loaned us $500,000 pursuant to the terms and conditions of the Promissory Note, increasing the principal amount to $1,063,857. The proceeds of this loan were for working capital purposes.

The debt under the Promissory Note is convertible into our Series B convertible preferred stock, which is convertible into shares of our common stock. The issuance of the Series B convertible preferred stock is subject to certain conditions including an amendment to our certificate of incorporation increasing our authorized common stock to at least 100,000,000 shares. On June 30, 2003, Inter Asset Japan LBO No.1 Fund ("IAJ"), elected to convert its $1,063,857 Mezzanine Finance Loan Note due from the Company, plus accrued interest of $95,000 into Series B Preferred Stock at the conversion rate of $1,000 per share. We issued 1,158 shares of Series B Preferred Stock in exchange for the note and accrued interest. Each share of Series B convertible preferred stock is convertible at any time or from time to time into 10,000 shares of our common stock, or an aggregate of 11,580,000 shares of our common stock if all of the Series B convertible preferred stock is converted.

Acquisition of iAccele Co., Ltd.

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

iAccele used 70.0 million of the 100.0 million Japanese Yen that it received from us to partially repay a contractual obligation of 150.0 million Japanese Yen, since reduced by iAccele's payment of 30.0 million Japanese Yen, that it owes to InfoShowerX, a Japanese public company, which was incurred by iAccele in connection with a December 2002 reorganization by which iAccele, previously an unincorporated operating division of InfoShowerX, acquired the division's assets from InfoShowerX and became a stand-alone corporation. iAccele was required to repay this contractual obligation to InfoShowerX in its entirety by the end of April 2003. Further, 42.0 million Japanese Yen was paid by iAccele between February 10, 2003 and June 30, 2003 and the balance of 8.0 million Japanese Yen in August 2003. InfoShowerX has agreed to indemnify us for any damages that may result from representations and warranties made to us by iAccele to acquire our equity interest thereon.

IAJ, together with PBAA and another affiliated entities, are the majority owners of our equity capital. IAJ and other entities, also affiliated with IAJ, own an aggregate of 42.7% and Hiroshi Kubori, a director of our company as well as CEO of iAccele, own approximately 5% of the capital stock of InfoShowerX. InfoShowerX owns the balance of the capital stock of iAccele or 23.1%.

InfoShowerX had outstanding indebtedness owed to IAJ. A portion of the payment that InfoShowerX received from iAccele, noted above, were used to repay some or all of its indebtedness to IAJ and its related entities.

Pursuant to a one-year outsourcing agreement, dated as of December 20, 2002, iAccele had provided business services to InfoShowerX and InfoShowerX had provided technology services and office space to iAccele. A new agreement was signed between the two companies for the term April 1, 2003 to July 31, 2003.

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

The details of the lease are as follows. There are two leases; one for 200 computers and one for 100 computers. The rental period for each lease is for 2 years. The lease contract shall be automatically extended for six months if ForeignTV Co. Ltd. does not object within one month of the contract termination date. The monthly rental for the 200 computers is 1,900,000 Yen or approximately $ 17,000. The monthly rental for the 100 computers is 950,000 Yen or approximately $ 8,000. These computers are to be returned to the Company upon termination of the leases.

During the quarter ended June 30, 2003, iAccele borrowed 52,500,000 Yen from Inter Asset Japan KK, our major shareholder, or approximately $454,000. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances matured during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003, 7,000,000 Yen or approximately $62,000 on July 27, 2003, 10,000,000 Yen or approximately $89,000 on August 1, 2003 and 30,000,000 Yen or approximately $258,000 on December 1, 2003. The Company has repaid 18,500,000 Yen or approximately $160,000 on July 25th. The remaining 4,000,000 Yen which was due on August 1, 2003 was deferred with a new note until the end of 2003. Therefore, the total outstanding amount to Inter Asset Japan KK due in December, 2003 and bears interest at 3.5% per annum is 34,000,000 Yen or approximately $ 290,000. Alan Margerison, President, Chief Executive Officer and a director of our company, is chairman of Inter Asset Japan KK.

In August 2003, iAccele entered into a transaction with Foreign TV for the leasing of an additional 300 computers. The terms of the lease are similar to the earlier lease discussed above.

$2.0M Financing

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

Acquisition of Fan Club Entertainment Co., Ltd.

On August 5, 2003, we executed a Share Purchase Agreement to acquire from Cyber Holdings Co., Ltd. ("Cyber Holdings") a 67% equity interest in Fan Club, a privately-held Japanese company. Fan Club will provide advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., ("Cyberbred"). The purchase price for our equity interest in Fan Club is 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of our common stock issued at $.472 per share. The 350,000 shares require Cyber Holdings to transfer the rights under the Marvel agreement (described below) to Fan Club within five months or make its best efforts to fully cooperate in any commercially reasonable arrangement designed to provide the benefit of the Marvel agreement to Fan Club. We used our working capital to fund the cash portion of the purchase price.

The share purchase agreement provides that the Company will receive 67% equity interest or 268,000 shares in Fan Club. Cyber Holdings, which currently holds 20,000 shares, will receive a total 33% equity interest by paying 56 million Japanese Yen to Fan Club for an additional 112,000 shares. Cyber Holdings' obligation has not been paid to date.

On June 4, 2003, Cyberbred signed a five year agreement with Marvel Enterprises, Inc. and Marvel Characters, Inc.("Marvel") to manage their fan club in Japan. The Marvel Characters hold the rights to well known characters such as Spider Man, The Hulk, X-Men, Daredevil, Captain America, and The Punisher and many others. Cyberbred, currently holds the rights to manage the Universal Studio fan club in Japan.

On July 28, 2003, Fan Club signed a Subcontract Agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel that is discussed above. This Subcontract Agreement expires May 31, 2008, and is cancelable under certain conditions.

Mr. Kazunori Ito, CEO of Fan Club has been CEO of both Cyberbred and Cyber Holdings. As of June 30, 2003, Mr. Ito owned equity interests of 41.9% in Cyberbred and 100% in Cyber Holdings.

There was no prior material relationship between the Company (and any of our affiliates) and Fan Club. However, an affiliate of InterAsset Japan LBO No. 1 Fund, which is one of our principal shareholders, owned an approximate 27% equity interest in Cyberbred. This interest was sold to Mr. Ito, the CEO of Cyberbred, on September 29, 2003.

The Company currently is not a party to the agreement between Cyberbred and Marvel. This is a material contract to the Company. We would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel and can make no assurances about the relationship between Cyberbred and Marvel.

$.5M Financing

On November 11, 2003, we agreed to sell to Inter Asset Japan Co. Ltd., 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $.5 million, representing an approximate 17% discount to the trailing five-day average closing price of our common stock ending November 6,, 2003, the date Inter Asset Japan made its investment commitment. As Inter Asset Japan's purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the our forthcoming 2003 annual meeting of shareholders.

9. COMMITMENT

In November 2002, the Company assumed from InfoshowerX Co. Ltd ("ISX"), a license agreement for the non-exclusive use to certain internet acceleration technology. This technology forms the basis of iAccele's only product offering, and was originally licensed by ISX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. The Company must pay the royalties within twenty days after the Company has collected from its customers. The Company has incurred approximately $67,000 and $273,000 under this license agreement for the three and nine months ended September, 30, 2003, respectively.

10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

At the beginning of 2003, we revised our business plan to expand into other areas of media entertainment and technology. We have shifted the revenue model from broadband entertainment channels and revenues derived predominantly from licensing, to a renewed focus on developing media technology products, services and licensing revenues. To this end, we may develop such media entertainment and technology products and services internally, or acquire them from other parties.

We are organized by company. Each company reports to the President and he has been identified as the Chief Operating Decision Maker ("CODM") as defined by SFAS 131 "Disclosures About Segments of an Enterprise and Related Information". The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

The following companies are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, (ii) iAccele Co., Ltd., a Japanese company engaged in the business of providing Internet data transmission acceleration service, (iii) Fan Club Entertainment Co., Ltd., a Japanese company which provides advertising, merchandising, publishing, website and data management services to CyberbredCo., Ltd., and (iv) QuikCat Australia Pty Ltd., an Australian company engaged in the business of providing Internet data transmission acceleration service to the Australia and New Zealand markets.

The following table presents revenues, operating income (loss) and total assets by company for the three and nine months ending September 30, 2003:


Company                    IA Global, Inc.   iAccele        Leasing        Fan Club        Total
                           ---------------  ----------     ----------     ----------     ----------
Three months ended:
  September 30, 2003
  Revenue ...............             -        126,070              -              -        126,070

  Operating income (loss)      (203,001)      (349,940)       (41,667)       (38,580)      (633,188)

  Total Assets ..........       431,873      1,019,330        558,333      1,393,086      3,402,622

  September 30, 2002
  Revenue ...............       180,000              -              -              -        180,000

  Operating income (loss)        48,458              -              -              -         48,458

  Total Assets (1) ......             -              -              -              -              -

Nine months ended:
  September 30, 2003
  Revenue ...............             -        230,793              -              -        230,793

  Operating income (loss)      (550,909)    (1,154,526)       (41,667)       (38,580)    (1,785,682)

  Total Assets ..........       431,873      1,019,330        558,333      1,393,086      3,402,622

  September 30, 2002
  Revenue ...............       406,046              -              -              -        406,046

  Operating income (loss)      (381,386)             -              -              -       (381,386)

  Total Assets (1) ......             -              -              -              -              -


All assets were written off during the three months ended September 30, 2002

The following table presents revenues, operating income (loss) and total assets by geographic region for the three and nine months ending September 30, 2003:

Geographic Region                 U.S.        Japan      Australia      Total
                               ----------   ----------   ----------  ----------
Three months ended:
  September 30, 2003
  Revenue ...................           -      126,070            -     126,070

  Operating income (loss) ...    (203,001)    (430,187)           -    (633,188)

  Total Assets ..............     397,813    2,970,749       34,060   3,402,622

  September 30, 2002
  Revenue ...................     180,000            -            -     180,000

  Operating Income ..........      48,458            -            -      48,458

  Total Assets (1) ..........           -            -            -           -

Nine months ended:
  September 30, 2003
  Revenue ...................           -      230,793            -     230,793

  Operating income (loss) ...    (550,909)  (1,234,773)           -  (1,785,682)

  Total Assets ..............     397,813    2,970,749       34,060   3,402,622

  September 30, 2002
  Revenue ...................     406,046            -            -     406,046

  Operating income (loss) ...    (381,386)           -            -    (381,386)

  Total Assets (1) ..........           -            -            -           -

All assets were written off during the three months ended September 30, 2002

11. RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements in order to conform with the 2003 presentation.

12. STOCKHOLDER'S EQUITY

During the nine months ended September 30, 2003, the following stockholder equity events occurred:

The beneficial conversion rights for the mezzanine loan from Inter Asset Japan LBO No. 1 Fund ("IAJ") were recorded at $277,311 as a contribution to capital.

In February 2003, the Company signed three year employment agreements with two of its executives and granted a total of 1,500,000 Incentive Stock options at $.08 per share (fair market value at the date of the grant), exercisable immediately and expiring on January 23, 2013.

In April 2003, the board of directors voted to amend the conversion price for the 1,678,433 warrants issued in connection with the initial public offering from an exercise price of $9.00 per share to $3.50 per share.

In June 2003, the Company granted 4,975,000 stock options with an exercise price of $.20 per share, which was the market price at the grant date. Four million five hundred thousand of the stock options, which vest over three years, were issued to the directors and officers. Four hundred and seventy-five thousand options are performance based stock options. As of June 30, 2003, none of the performance based stock options were earned. The term of these 4,975,000 stock options granted are for a term of ten years.

In June 2003 the Company agreed to sell $2,000,000 or 13,333,333 shares of its common stock at an approximate 25% discount or $.15 per share to an affiliated party, pending approval of the sale by the Company's shareholders.

In June 2003, IAJ converted approximately $1,159,000 of indebtedness, including the interest thereon into 1,158 shares of Series B Preferred Stock. The 1,158 shares of preferred stock are convertible into 11,580,000 shares of common stock, subject to approval by the Company's shareholders of an amendment to the Company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares.

13. SUBSEQUENT EVENTS

On October 31, 2003, we completed a joint venture agreement with London Wall Investment Pty. Ltd., a privately held corporation located in Perth Australia, whereby we will acquire a 50% equity stake in a newly formed company to be called, QuikCat Australia Pty Ltd ("QuikCat") for a nominal value. We provided QuikCat with an initial unsecured loan of AUD$50,000 or approximately $35,000 based on the Australian /US dollar exchange rate for operating costs of the business. On October 15, 2003, the Company provided QuikCat a loan of an additional $15,000. We expect to provide additional funding of approximately $105,000 in the fourth quarter of 2003 and the first quarter of 2004 to purchase licenses and assist QuikCat in its plans to expand its internet acceleration service offering to the Australia and New Zealand markets. The first priority will be to complete the English language client application software and launch the commercial service in Australia. A beta version of the software is nearing completion and trials should commence in Australia in November 2003. A full commercial launch is planned for early 2004. IA Global already provides an internet acceleration service in Japan thru its subsidiary, iAccele. The QuikCat joint venture will provide IA Global with the means to extend the service to other geographical and language markets. The joint venture is currently negotiating a separate and wide-ranging marketing and development license for the core technology, and is completing the development of its own English language client application. Completion of the license is dependent upon regulatory approvals. No guarantee can be made that these approvals will be obtained to the full satisfaction of IA Global, if at all.

On November 12, 2003, we agreed to sell to Inter Asset Japan Co. Ltd., 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $.5 million, representing an approximate 17% discount to the trailing five-day average closing price of our common stock ending November 6, 2003, the date Inter Asset Japan made its investment commitment. As Inter Asset Japan's purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the our forthcoming 2003 annual meeting of shareholders.

On November 12, 2003, the Board of Directors, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, approved an increase in the number of shares available for grant under the 1999 and 2000 stock options plans from 11,500,000 to 12,000,000 shares.

14. LEGAL PROCEEDINGS

On September 26, 2003 Andzej Krakowski, a former employee of ForeignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i) for statutory damages, costs and attorney fees resulting from the Company's willful copyright infringement, (ii) for monetary damages in the amount of $436,477 for breach of an employment agreement, (iii) for issuance of 180,000 shares of common stock in IA Global, (iv) for monetary damages for fraud as determined by the court, (v) for monetary damages of at least $1,200,000, (vi) for punitive damages, costs and attorney fees, and (vii) rescinding the Stipulation.

IA Global, Inc. is a successor corporation to ForeignTV.com, Inc. and Medium4.com, Inc. ("Medium"). As part of the September 25, 2002 Agreement and Assignment between Medium, Inter Asset Japan Co., Ltd., our principal stockholder, and David Badner, a major stockholder and former consultant, Mr. Badner agreed to indemnify and hold harmless the Company against expenses, obligations and liabilities related to any breach of the representations and warranties and any creditor claims arising from this agreement which facilitated the financial restructuring of the Company.

The Company believes it has appropriate indemnification from Mr. Badner for this claim, but there can be no guarantee that the Company will be successful in resolving this claim.

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

At the beginning of 2003, we revised our business plan to expand into other areas of media entertainment and technology. We have shifted the revenue model from broadband entertainment channels and revenues derived predominantly from licensing, to a renewed focus on developing media technology products, services and licensing revenues. To this end, we may develop such media entertainment and technology products and services internally, or acquire them from other parties.

On February 10, 2003, we made an acquisition of a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation. iAccele is engaged in the business of providing an Internet data transmission acceleration service. Its main product offering is named after the company, iAccele. This service allows narrow band users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. This speeds up web browsing, network services and accelerates email services. There is no need for the user to change his provider of network connection. The iAccele product is based on a repeat subscriber business model. The subscriber to the service signs up for a product license from three to thirteen months, which provides them with a copy of the iAccele software and full access to the acceleration server.

On August 5, 2003, we executed a Share Purchase Agreement to acquire from Cyber Holdings Co., Ltd. ("Cyber Holdings") a 67% equity interest in Fan Club, a privately-held Japanese company. Fan Club provides advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., ("Cyberbred"). Cyberbred signed a five year agreement with Marvel Enterprises, Inc. and Marvel Characters, Inc.("Marvel") to manage their fan club in Japan. The Marvel Characters hold the rights to well known characters such as Spider Man, The Hulk, X-Men, Daredevil, Captain America, and The Punisher and many others.

As of the end of the fiscal quarter ended September 30, 2003, Fan Club had commenced operations and had received orders from Cyberbred and ADPlannet for work in relation to the Marvel Fan Club. However, due to a lack of adequate staff resources, the Board of Directors of Fan Club determined that most of the work should be outsourced.

Initially, Fan Club's plan is to focus all of its activity on the work for Marvel Fan Club. Mr. Kazunori Ito, the CEO of Cyberbred is also the CEO of Fan Club. In order to avoid a conflict of interest with Mr. Ito, Cyberbred and Fan Club entered into an agreement covering the terms of outsourcing projects which was filed with the Securities and Exchange Commission on October 20, 2003 on Form 8-K/A.

During the next few months, Fan Club's main source of revenue will be derived from the activities associated with Marvel, as received from Cyberbred. These activities include the following:

   o  Marvel Fan Club Website - Management, Operation
      By utilizing the knowledge of the staff and management, a website will be established to increase the number of members of the Marvel Fan Club, distribute a mail magazine, and data mine the member database.

   o  Marvel Fan Club Magazine - Creation, Production
      Produce a regular magazine for members of the Marvel Fan Club

   o  Marvel Fan Club Merchandising - Creation, Sales

   o  Event Planning, Operation
      Assist in the planning and running of an event for Marvel Fan Club that is to be held at the end of this year in a major Japanese department store, Parco. This will be the first official event for the Marvel Fan Club in Japan. Work will include ticket sales and pamphlet production.

In order to strengthen the team at Fan Club, three new staff were hired as of November 1, 2003. The main objective of the company at this stage is to increase sales orders and to continue outsourcing most of the work received. As work flow increases, management will look to further increase staff numbers. Also, the composition of Board of Directors will be reviewed by December 31, 2003.

Since the time of incorporation, Fan Club has been using the offices of Cyberbred at a cost of Yen 500,000 (approximately $4,500) per month, for which Cyberbred has been invoicing Fan Club. As of November 1, 2003, Fan Club moved its operational office (leaving its registered headquarters in the Cyberbred building) and is now paying Yen 230,000 (approximately $2,000) per month.

On October 31, 2003, we entered into a joint venture agreement with London Wall Investment Pty. Ltd., a privately held corporation located in Perth Australia, whereby we will acquire a 50% equity stake in a newly formed company to be called QuikCat Australia Pty Ltd ("QuikCat") for a nominal value. We provided QuikCat with an initial unsecured loan of AUD$50,000 or approximately $35,000 based on the Australian /US dollar exchange rate for operating costs of the business. On October 15, 2003, the Company provided QuikCat a loan of an additional $15,000. We expect to provide additional funding of approximately $105,000 in the fourth quarter of 2003 and the first quarter of 2004 to purchase licenses and assist QuikCat in its plans to expand its internet acceleration service offering to the Australia and New Zealand markets. The first priority will be to complete the English language client application software and launch the commercial service in Australia. A beta version of the software is nearing completion and trials should commence in Australia in November 2003. A full commercial launch is planned for early 2004.

IA Global already provides an internet acceleration service in Japan thru its subsidiary, iAccele. The QuikCat joint venture will provide IA Global with the means to extend the service to other geographical and language markets. The joint venture is currently negotiating a separate and wide-ranging marketing and development license for the core technology, and is completing the development of its own English language client application. Completion of the license is dependent upon regulatory approvals. No guarantee can be made that these approvals will be obtained to the full satisfaction of IA Global, if at all.

We still own the proprietary rights to the VToob software, and have been looking into the possibility of licensing this software to other companies. At this time, we do not believe that the VToob software can be effectively marketed, and that the costs of pursuing this product any further would be greater than any anticipated return. Therefore, we have decided not to focus our resources on the development or marketing of VToob software. Similarly we will not be focusing our resources on the broadcasting channel of StreamingUSA.com, which utilizes the VToob software.

Our business plan for 2003 assumed that we would not derive any significant revenues from advertising or other activities related to VToob, except for the possibility of a licensing model as stated above. No revenues have been forthcoming from such licensing model for the nine month period ended September 30, 2003, and none can be reasonably foreseen in the future. All of the revenue for the first nine months of 2003 has been recorded from our recently acquired company, iAccele.

The acquisition of iAccele on February 10, 2003 has been accounted for under the purchase method of accounting and, therefore, our historical results of operations for 2003 include the results of operations of iAccele subsequent to its acquisition date. This acquisition affects the comparability of the historical results of operations.

The acquisition of Fan Club on August 5, 2003 has been accounted for under the purchase method of accounting and, therefore, our historical results of operations for 2003 include the results of operations of Fan Club subsequent to its acquisition date. This acquisition affects the comparability of the historical results of operations.

Our current business plan assumes that, subject to cash flow availability, we will continue to seek out opportunities to acquire companies that have a synergetic approach with our general operations. In order to pursue such a strategy or to provide additional capital, if so required, we expect that we will require additional capital investments.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 vs. three months ended September 30, 2002 Nine months ended September 30, 2003 vs. nine months ended September 30, 2002

Net Revenue

Net revenue for the three month period ended September 30, 2003 decreased $54,000 to $126,000, as compared to the same period in the prior year. This decrease was due to a change in business direction, offset by sales of iAccele software. The iAccele revenue primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers (VARs), internet service providers (ISPs) or directly to end-users was insignificant during the quarter.

Net revenue for the nine month period ended September 30, 2003 decreased $175,000 to $231,000, as compared to the same period in the prior year. This decrease was due to a change in business direction, offset by sales of iAccele software. The iAccele revenue primarily related the sale of new iAccele software licenses sold to value added resellers (VARs), internet service providers (ISPs) or directly to end-users.

As of September 30, 2003, we had deferred revenues of $755,000. This is an increase of $755,000 from December 31, 2002. The increase in deferred revenues relates to the VARS contracting for the delivery of iAccele software but not distributing such software as timely as it is received from iAccele.

Revenues have been accounted for on the basis of the number of users who have activated the software license key after they purchased the iAccele software, rather than accruing revenues at the time the iAccele software was purchased by the VARs. In the case of VARs, revenue is received by iAccele on a monthly accruals base but was not recognized by us until the license key was activated by the end user. This can lead to a significant time lag between cash being received by us and being converted from the deferred revenue to earned revenue in our financial reports. Further, our accounting policy records revenue on a deferred basis whereby the revenue derived is divided evenly over the period of the licenses validity span, currently a maximum of 13 months. Based on the number of license keys distributed to users through VARs, as of September 30, 2003, we have recorded an average activation rate of 10% for iAccele software.

During the three month period ended September 30, 2003, $411,000 of accounts receivable, which was booked as deferred revenue during the three month period ended June 30, 2003, was reversed, because the VARs have distributed an insignificant amount of iAccele software in the three month period ended September 30, 2003. The revenues of the VAR have been below forecast and the VAR is experiencing financial difficulties.

Cost of Sales

Cost of sales for the three month period ended September 30, 2003 increased $153,000 to $153,000, as compared to the same period in the prior year. This increase was due to license fees on iAccele software, other iAccele costs and depreciation on the computer leases for which we deferred revenues as was previously discussed.

Cost of sales for the nine month period ended September 30, 2003 increased $391,000 to $453,000, as compared to the same period in the prior year. This increase was due to license fees on iAccele software, other iAccele costs and depreciation on the computer leases for which we deferred revenues as was previously discussed.

Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2003 increased $475,000 to $606,000, as compared to the same period in the prior year. This was due to increased operating expenses of $227,000 related to iAccele, $33,000 related the Fan Club acquisition, and the amortization of identifiable intangible assets of $178,000 for the iAccele and Fan Club acquisitions.

Selling, general and administrative expenses for the nine month period ended September 30, 2003 increased $950,000 to $1,563,000, as compared to the same period in the prior year. This was due to increased operating expenses of $700,000 related iAccele, $33,000 related to the Fan Club acquisition and the amortization of identifiable intangible assets of $335,000 for the iAccele and Fan Club acquisitions.

For the current periods, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of iAccele on February 10, 2003, the sales and marketing expenses related to iAccele software license sale, and the acquisition of Fan Club on August 5, 2003.

A writedown of fixed assets of $87,000 and production costs of $24,000 were recorded in the nine month period ended September 30, 2002. There was no similar writedown or expense in 2003.

Other Income (Expense)

Other expense was $53,000 for the three month period ended September 30, 2003 as compared to other income of $209,000 for the same period in the prior year. This expense was due to interest on related party loans. The prior year included a $200,000 gain related to the sale of the Company's 10% interest in ForeignTV, an affiliated company.

Other expense was $272,000 for the nine month period ended September 30, 2003 as compared to other income of $209,000 for the same period in the prior year. This expense was due to interest on related party loans. The prior year included a $200,000 gain related to the sale of the Company's 10% interest in ForeignTV, an affiliated company.

Net Income (Loss)

Net loss was $697,000 for the three month period ended September 30, 2003 as compared to net income of $258,000 for the same period in the prior year. The reasons for the increased losses were discussed above.

Net loss was $2,069,000 for the nine month period ended September 30, 2003 as compared to a net loss of $172,000 for the same period in the prior year. The reasons for the increased losses were discussed above.

Grant of Stock Options

In February, 2003, the Company granted 1,500,000 stock options to two executives at an exercise price of $.08 per share, which was the market price at the grant date. These options are exercisable immediately and have a term of ten years.

In June 2003, the Company granted 4,975,000 stock options, which are subject to shareholder approval at the 2003 annual shareholder meeting, at an exercise price of $.20 per share, which was the market price at the grant date. An aggregate of three million five hundred thousand to the two executives and one million were granted to the directors, which vest over three years. Four hundred and seventy-five thousand options are performance based stock options. As of September 30, 2003, none of the performance based stock options were earned. The term of these 4,975,000 stock options granted is ten years.

We have not recorded any compensation expense for stock options granted to employees during the three and nine months ended September 30, 2003 and 2002.

Liquidity and Capital Resources

As of September 30, 2003, the Company had cash of $613,000, negative net working capital of $1,834,000 and an accumulated deficit of $23,216,000. For the nine months ending September 30, 2003, the Company had a net loss of $2,069,000 and expects to incur operating losses through 2004.

At the beginning of 2003, we revised our business plan to expand into other areas of media entertainment and technology. We have shifted the revenue model from broadband entertainment channels and revenues derived predominantly from licensing, to a renewed focus on developing media technology products, services and on licensing revenues. To this end, we may develop such media entertainment and technology products and services internally, or acquire them from other parties.

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements and loans from related entities. Net proceeds from these sales have totaled approximately $24.0 million as of September 30, 2003, with approximately $8.8 million raised in the initial public offering and the balance raised in the private placements and equity issued for services in the amount of approximately $17.8 million, including $1.2 million loan from a related party converted to equity, and a $2.0 million subscription to acquire common stock from a related party. Additional funding was obtained in the form of loans from related parties, of which approximately $1,178,000 was outstanding at September 30, 2003.

On November 12, 2003, the Company received a $.5 million subscription to acquire common stock from a related entity. With this investment plus our existing cash resources, we expect to be able to support our operations into 2004. We may need to obtain additional financing in order to continue our current operations and acquire businesses and our major shareholder has indicated a willingness to support the Company in its financing efforts. Moreover, if we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we raise more capital through equity financing in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. We can give no assurances that we will be able to raise additional financing from any party, including from any related party.

Operating Activities

Net cash used in operations for the nine months ended September 30, 2003 was $187,000. This amount was primarily related to a net loss of $2,069,000, offset by depreciation and amortization of $519,000, amortization of beneficial conversion feature of $168,000 and increases in accounts payable of $164,000, accrued expenses of $264,000 and deferred revenue of $755,000.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2003 was $2,882,000. This amount related to the acquisitions of $2,221,000 discussed below and capital expenditures of $667,000.

On February 10, 2003, we acquired an approximately 76.9% equity interest in iAccele, a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

On August 5, 2003, we executed a Share Purchase Agreement to acquire from Cyber Holdings Co., Ltd. ("Cyber Holdings") a 67% equity interest in Fan Club, a privately-held Japanese company. Fan Club will provide advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., ("Cyberbred"). The purchase price for our equity interest in Fan Club is 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of our common stock issued at $.472 per share. We used our working capital to fund the cash portion of the purchase price.

The Company purchased and subsequently leased 600 computers to an investee of the major shareholder of the Company, ForeignTV Japan. The InterAsset Group owns approximately 66% of ForeignTV Japan. The Company had a minority ownership in the ForeignTV Japan, but was sold approximately one year ago. These computers cost approximately $1,000 per machine or approximately $600,000. The Company expects to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases are as follows;

   o Lease 1 dated June 10, 2003 for 100 computers. The monthly rental is 950,000 Yen or approximately $8,000 per month.

   o Lease 2 dated June 20, 2003 for 200 computers. The monthly rental is 1,900,000 Yen or approximately $17,000 per month.

   o Lease 3 dated August 1, 2003 for 300 computers. The monthly rental is 2,850,000 Yen or approximately $25,000 per month.

   o  The rental period for each lease is for 2 years.

   o The lease contract shall be automatically extended for six months if ForeignTV Japan does not object within one month of the contract termination date.

   o These computers are to be returned to the Company upon termination of the leases.

These leases were not recorded as a financing lease, because these leasing transactions are between related parties under common control. As a result, revenues are not being recognized on any cash receipts. In addition, the lessee of these computers is not adequately capitalized, therefore the collectibility of the lease payments is not guaranteed. The Company has received 3,429,749 Yen or approximately $31,000 during the quarter ending September 30, 2003 and this amount has been booked as deferred revenue on the balance sheet.

These computers are being depreciated over three years.

Financing Activities

Net cash provided by financing activities for the nine months ending September 30, 2003 was $3,238,000. This amount related to loans from related parties of $1,432,000 and the proceeds from the sale of stock of $2,000,000, offset by repayments of related party debt of $160,000.

During the quarter ended June 30, 2003, iAccele borrowed 52,500,000 Yen from Inter Asset Japan KK, our major shareholder, or approximately $454,000. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances matured during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003; 7,000,000 Yen or approximately $62,000 on July 27, 2003; 10,000,000 Yen or approximately $89,000 on August 1, 2003; and 30,000,000 Yen or approximately $258,000 on December 1, 2003. The Company has repaid 18,500,000 Yen or approximately $160,000 on July 25th. The remaining 4,000,000 Yen which was due on August 1, 2003 was deferred with a new note until the end of 2003. Therefore, the total outstanding amount to Inter Asset Japan KK due in December, 2003 and bears interest at 3.5% per annum is 34,000,000 Yen or approximately $ 290,000.

In order to finance the purchase of iAccele, we borrowed 100.0 million Japanese Yen from PBAA Fund Ltd., a British Virgin Islands limited liability company and a principal shareholder of our company. The principal amount of this loan, together with interest thereon at 4.50 percent per annum, is due and payable on January 31, 2004. We may defer payment of the principal amount of this loan, but not accrued interest, for one additional year with the consent of PBAA. We may prepay all or specified minimum portions of this loan at any time after March 31, 2003, upon payment of certain prepayment penalties.

If the PBAA loan is not repaid by January 31, 2004, PBAA will be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of our common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of our common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave us notice of conversion, or, if our common stock is not then traded on the American Stock Exchange, the closing bid price for our common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which our common stock is then traded. By way of illustration, had such conversion occurred on February 10, 2003, PBAA would have received 7,335,145 shares of our common stock which, when added to those shares currently beneficially owned by PBAA and its affiliates would increase their collective ownership of our common stock to approximately 78.9%.

iAccele originally owed Infoshower Exchange Corp. ("ISX") 150.0 million
Japanese Yen, or approximately $1,300,000 based on the Japanese Yen/US dollar rate on that date, under contractual obligations between the two companies prior to our acquisition of an equity interest in iAccele. Of this 150.0 million Japanese Yen, 30.0 million Japanese Yen was paid by iAccele prior to our acquisition of an equity interest in iAccelle, 70.0 million Japanese Yen was paid by iAccele from our payment for an equity interest in iAccelle, 42.0 million Japanese Yen was paid by iAccele between February 10, 2003 and June 30, 2003 and the balance of 8.0 million Japanese Yen was paid in August 2003. We own 76.9% of the outstanding common stock of iAccele while ISX owns the balance of the capital stock of iAccele.

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

Non-Cash Financing Activities

On June 30, 2003, Inter Asset Japan LBO No.1 Fund ("IAJ"), elected to convert its $1,064,000 Mezzanine Finance Loan Note due from the Company, plus accrued interest of $95,000 into Series B Preferred Stock at the conversion rate of $1,000 per share. We issued 1,158 shares of Series B Preferred Stock in exchange for the note and accrued interest.

On August 5, 2003, the Company committed to issue 350,000 shares of our common stock at $.472 per share in conjunction with the acquisition of Fan Club Entertainment.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

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

- WE HAVE EXTREMELY LIMITED CASH FLOW

Our business requires substantial capital to continue operations. At the present time, we have not generated material revenues from operations. To date, our cash flow has primarily come from sales of our securities and from loans from an affiliated party. We also have minimal cash on hand. We can give no assurance our cash flow will be sufficient to allow the company to continue our operations at present levels, if at all.

- WE EXPECT TO INCUR SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE

We have only recently recognized material revenues from services or advertising and we have experienced net losses since inception. We expect to incur significant losses on both a quarterly and an annual basis for the foreseeable future. There can be no assurance that we will ever achieve profitability.

- WE MAY NEED SIGNIFICANT ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND TO ACQUIRE BUSINESSES

On November 12, 2003, the Company received a $.5 million subscription to acquire common stock from a related entity. With this investment plus our existing cash resources, we expect to be able to support our operations into 2004. We may need to obtain additional financing in order to continue our current operations and acquire businesses and our major shareholder has indicated a willingness to support the Company in its financing efforts. Moreover, if we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we raise more capital through equity financing in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. We can give no assurances that we will be able to raise additional financing from any party, including from any related party.

- OUR COMMON STOCK COULD BE DELISTED FROM THE AMERICAN STOCK EXCHANGE ("AMEX")

The Company has submitted and AMEX has accepted a plan to regain compliance with the continued listing standards by November 27, 2004. The Company is subject to periodic reviews by AMEX where it is required to make progress consistent with the plan. Failure to do so could result in the Company's common stock being delisted from AMEX and being listed on another market and this could materially affect the ability of an investor to dispose of their shares and reduce the liquidity of their investment. In addition, delisting could effect the Company's ability to obtain financing to support future operations and acquistions.

- WE ARE SUBJECT TO COMPETITIVE PRESSURES

While we are not aware of any organization that is providing the complete suite of services under the same business model we are utilizing, in general, we face competition from other providers of services to entities that provide Internet data transmission acceleration service or which provide advertising, merchandising, publishing, website and data management services. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

In addition to the foregoing, some of our key customers or potential customers might decide to build their own Internet data transmission acceleration service or company's which provide advertising, merchandising, publishing, website and data management services. Although this has not been the industry trend over the past year, if this were to happen, the Company might be adversely impacted thereby.

- WE WILL BE UNABLE TO ATTRACT VIEWERS TO OUR NETWORKS AND THEIR CHANNELS IF THE PUBLIC REJECTS STREAMING TECHNOLOGY

Our success will depend upon market acceptance of streaming technology as an alternative to broadcast television. Without streaming technology, viewers would not be able to initiate playback of our programming until such programming is downloaded in its entirety, resulting in significant waiting times. The acceptance of streaming technology will depend upon a number of factors, including market acceptance of streaming players such as Microsoft's Windows Media Player (TM), Real Networks' Real Player(TM), and Medium4.com Player, technological improvements to the Internet infrastructure to allow for improved video and audio quality and a reduction in Internet usage congestion. In addition, Internet congestion may interrupt audio and video streams, resulting in user dissatisfaction. Our prospects will be adversely affected if streaming media technology fails to achieve or maintain broad acceptance.

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

- THE COMPANY IS EXPOSED TO LEGAL CLAIMS

The Company has been, currently is, or in the future may be involved in legal proceedings or claims. The Company has been served with a civil action with Andzej Krakowski, a former employee. This claim is discussed in Legal Proceedings (Part 2, Item 1 of this Form 10Q). While the Company believes it has appropriate indemnification for this claim, such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's time and attention. There can be no guarantee that the Company will be successful in resolving such claims.

- WE REVISED OUR BUSINESS PLAN

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

Our future success depends upon our ability to implement our revised business plan and expand into other areas of media entertainment and technology. There is no assurance that we will be able to effectively implement our revised business plan in the near future or that we will be successful in selling our products and services to new markets or through new channels. Further, even if we are able to effectively implement our revised plan, we may not be able to achieve the benefits that we anticipate from it.

- WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

In the normal course of business, we engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed two acquisitions and one joint venture during 2003. Such transactions are accompanied by a number of risks, including:

   -  Use of significant amounts of cash,

   - Potentially dilutive issuances of equity securities on potentially unfavorable terms,

   - Incurrence of debt on potentially unfavorable terms as well as amortization expenses related to goodwill and other intangible assets, and

   - The possibility that we may pay too much cash or issue too much of our stock as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

   - Diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products,

   - Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

   - The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

   - The need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies,

   - The need to incorporate acquired technology, content or rights into our products and unanticipated expenses related to such integration, and

   - The need to successfully develop an acquired in-process technology to achieve the value currently capitalized as intangible assets.

From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If such divestiture does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

   - Effectively transfer liabilities, contracts, facilities and employees to the purchaser,

   - Identify and separate the intellectual property to be divested from the intellectual property that we wish to keep, and

   - Reduce fixed costs previously associated with the divested assets or business.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Company products. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions.

If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

- WE ARE DEPENDENT ON KEY PERSONNEL

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. The Company has had significant turnover of its executive officers in the past and could continue to have problems retaining and recruiting executive officers in the future. On September 25, 2002, the Company's former Director, President and Chief Executive Officer, Jonathan Braun, agreed to resign. On September 25, 2002, a major shareholder and consultant to the Company, David Badner, signed an Agreement and Assignment to facilitate the restructuring of the Company's finances. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

- WE ARE DEPENDENT ON A LIMITED NUMBER OF MAJOR CUSTOMERS AND A DECREASE IN ORDERS FROM ANY MAJOR CUSTOMER COULD DECREASE OUR REVENUES.

The Company's largest distributor is a VAR that accounted for 78% of revenue and deferred revenue for the nine-month period ending September 30, 2003. A second VAR accounted for a further 20% of revenue and deferred revenue for the same nine-month period. The Company anticipates that significant distributor concentration will continue for the foreseeable future. No other customer accounted for sales of 10% or more during those years.

There can be no assurance regarding the amount or timing of purchases by any customer in any future period and business fluctuations affecting our customers have affected and will continue to affect our business. Our success is dependent upon our ability to broaden our customer base and to obtain orders from additional original equipment manufacturers to increase our level of sales. None of our customers has a written agreement with us that obligates them to purchase additional products. If one or more of our major customers decide not to purchase additional products or cancels orders previously placed, our net sales could decrease which could have a material adverse effect on our business, financial condition and results of operations.

- THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

   -  Quarterly variations in our operating results,

   -  Announcements of technological innovations,

   -  New product introductions by us or our competitors,

   -  Competitive activities,

   - Announcements by us regarding significant acquisitions, strategic relationships, capital expenditure commitments, liquidity and our AMEX listing,

   -  Additions or departures of key personnel,

   - Issuance of convertible or equity securities for general or merger and acquisition purposes,

   - Issuance of debt or convertible debt for general or merger and acquisition purposes,

   -  General market and economic conditions, and

   -  Defending significant litigation.

The stocks of technology companies have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. Factors like this could have a material adverse effect on our business, financial condition and results of operations.

- OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of November 6, 2003, Inter Asset Japan LBO No. 1 Fund, PBAA Fund Ltd., and Terra Firma Fund Ltd. ("IAJ") collectively held approximately 80.9% of the common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of Inter Asset Japan KK(Kabushiki Gaisha), a Japanese venture capital company and an affiliate of IAJ.

 IAJ has the ability to cause a change of control of the board of directors of the Company by electing candidates of its choice to the board at a stockholder meeting, approve or disapprove any matter requiring stockholder approval, regardless of how our other stockholders may vote. Further, under Delaware law, IAJ has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

- THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 6, 2003, 65.1 million shares of common stock were outstanding. Of these shares, 11.1 million were eligible for sale in the public market without restriction. The remaining shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the Compnay, they may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144.

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

Because we translate foreign currencies into U.S. dollars for reporting purposes, we are exposed to the impact of foreign currency fluctuations.

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

If the PBAA loan is not repaid by January 31, 2004, PBAA will be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of our common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of our common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave us notice of conversion, or, if our common stock is not then traded on the American Stock Exchange, the closing bid price for our common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which our common stock is then traded.

During the quarter ended June 30, 2003, iAccele borrowed 52,500,000 Yen from Inter Asset Japan KK, our major shareholder, or approximately $454,000. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances matured during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003, 7,000,000 Yen or approximately $62,000 on July 27, 2003, 10,000,000 Yen or approximately $89,000 on August 1, 2003 and 30,000,000 Yen or approximately $258,000 on December 1, 2003. The Company has repaid 18,500,000 Yen or approximately $160,000 on July 25th. The remaining 4,000,000 Yen which was due on August 1, 2003 was deferred with a new note until the end of 2003. Therefore, the total outstanding amount to Inter Asset Japan KK due in December, 2003 and bears interest at 3.5% per annum is 34,000,000 Yen or approximately $ 290,000.

On August 5, 2003, we executed a Share Purchase Agreement to acquire from Cyber Holdings Co., Ltd. ("Cyber Holdings") a 67% equity interest in Fan Club, a privately-held Japanese company. Fan Club will provide advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., ("Cyberbred"). The purchase price for our equity interest in Fan Club is 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of our common stock issued at $.472 per share. The 350,000 shares require Cyber Holdings to transfer the rights under the Marvel agreement to Fan Club within five months or make its best efforts to fully cooperate in any commercially reasonable arrangement designed to provide the benefit of the Marvel agreement to the Company. We used our working capital to fund the cash portion of the purchase price.

ITEM 4.  CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 26, 2003 Andzej Krakowski, a former employee of ForeignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i)for statutory damages, costs and attorney fees resulting from the Company's willful copyright infringement, (ii) for monetary damages in the amount of $436,477 for breach of an employment agreement, (iii) for issuance of 180,000 shares of common stock in IA Global,(iv) for monetary damages for fraud as determined by the court, (v) for monetary damages of at least $1,200,000, (vi) for punitive damages, costs and attorney fees, and (vii) rescinding the Stipulation.

IA Global, Inc. is a successor corporation to ForeignTV.com, Inc. and Medium4.com, Inc. ("Medium"). As part of the September 25, 2002 Agreement and Assignment between Medium, Inter Asset Japan Co., Ltd., our principal stockholder, and David Badner, a major stockholder and former consultant, Mr. Badner agreed to indemnify and hold harmless the Company against expenses, obligations and liabilities related to any breach of the representations and warranties and any creditor claims arising from this agreement which facilitated the financial restructuring of the Company.

The Company believes it has appropriate indemnification from Mr. Badner for this claim, but there can be no guarantee that the Company will be successful in resolving this claim.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

As of June 30, 2003, we received a cash infusion of $2 million from PBAA Fund Ltd., an open ended limited liability investment company incorporated in the British Virgin Islands as a "Private Fund" ("PBAA"), in exchange for an aggregate of 13,333,333 shares of our common stock. This investment was based on a purchase price per share of $0.15, representing an approximate 25% discount to the trailing 5-day average closing price of the common stock ending June 15, 2003, the date upon which PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by Section 713 of the American Stock Exchange Guide, at our forthcoming 2003 annual meeting of shareholders. Upon consummation of this transaction, PBAA beneficially owned 17,343,133 shares of common stock, representing approximately 22.6% of our outstanding Common Stock. No underwriter was involved in this transaction. This issuance and sale was exempt from registration under the Securities Act of 1933 by reason of the exemption afforded by Section 4(2) of that Act as a transaction not involving a public offering.

As of June 30, 2003, Inter Asset Japan LBO No. 1 Fund, a Japanese limited partnership ("IAJ"), converted approximately $1,064,000 in principal amount of our outstanding convertible indebtedness, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of our Series B preferred stock. IAJ may elect to convert the 1,158 shares of preferred stock into 11,580,000 shares of our common stock, subject to approval by our shareholders of an amendment to our Certificate of Incorporation increasing our authorized common stock to at least 100,000,000 shares. Upon consummation of this transaction, IAJ beneficially owned 31,580,000 shares of common stock, representing approximately 41.2% of our outstanding common stock. No underwriter was involved in this transaction. This issuance and sale was exempt from registration under the Securities Act of 1933 by reason of the exemption afforded by Section 4(2) of that Act as a transaction not involving a public offering.

         As of November 6, 2003, Inter Asset Japan LBO No. 1 Fund, PBAA Fund Ltd., and Terra Firma Fund Ltd. ("IAJ") collectively held approximately 80.9% of the common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of Inter Asset Japan KK(Kabushiki Gaisha), a Japanese venture capital company and an affiliate of IAJ.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable


ITEM 5.  OTHER INFORMATION

         Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         31 - Rule 13a-14(a)/15d-14(a) Certifications
         32 - Section 1350 Certifications

         (b) Reports of Form 8-K

During the quarter ended September, 30 2003, we filed or submitted the following current reports on Form 8-K with the Securities and Exchange Commission:

Current report on Form 8-K, dated July 7, 2003, was filed on July 10, 2003. The items reported were as follows:

Item 5 - Other Events and Required FD Disclosure, which reported the issuance of a press release announcing that (a) The PBAA Fund Ltd., our majority stockholder, had invested an additional $2.0 million into our company and (b) in a contemporaneous transaction, approximately $1.16 million of outstanding convertible debt had been exchanged for Series B preferred stock at the predetermined conversion price.

Item 7 - Financial Statements and Exhibits, which identified the exhibit filed with the Form 8-K.

Current report on Form 8-K, dated August 15, 2003, was filed on September 5, 2003. The item reported was as follows:

Item 2 - Acquisition or Disposition of Assets, which reported the agreement to acquire a 67% equity interest in Fan Club Entertainment and filing documents related to such acquisition.

Amendment to the current report on Form 8-K, dated August 15, 2003, was filed on October 22, 2003. The items reported were as follows:

Item 2 - Acquisition or Dispositions of Assets, which reported the updated agreement to acquire a 67% equity interest in Fan Club Entertainment and filing revised documents related to such acquisitions.

Item 7 - Financial Statements and Exhibits, Which Filed the Following:

         (a) Financial statements of business acquired.

Fan Club Entertainment's audited financial statements for the period from March 1, 2003, its date of inception, through June 30, 2003 expressed in Japanese Yen.

         (b) Pro Forma financial information.

The unaudited Pro Forma Condensed Consolidated Balance Sheet of the Company and Fan Club Entertainment as of June 30, 2003 and the unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and Fan Club Entertainment for the six months ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IA Global, Inc.
                                           (Registrant)

Date:  November 14,  2003              By: /s/ Alan Margerison
                                           -------------------
                                           Alan Margerison,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  November 14,   2003             By: /s/ Mark E. Scott
                                           ------------------
                                           Mark E. Scott,
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)