Form 10-K/A
period 2001-12-31
IA GLOBAL INC
filed 2003-12-29
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-3

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

    Our auditors have qualified their opinion on our financial statements on a "going concern" basis; that is to say, our financial statements have been prepared assuming that we will continue as a going concern. Given our recurring losses from operations, including a net loss of approximately $6.2 million for the year ended December 31, 2001, and our working capital deficiency as of December 31, 2001, there is substantial doubt that we will able to continue as a going concern.

    We commenced our operations in 1999 with a website on the Internet that simulated a single TV network, which distributed location-specific programming using streaming video technology. This technology enabled an Internet user to select and view this "stream" of programming on demand, 24 hours a day. Seeking to expand this "video-on-demand" business, we increased the breadth of our programming on the Internet by establishing new content-specific networks, each hosting and featuring numerous channels offering unique thematic streaming audio and video content and special-interest programming, or "niche programming," to select and view from our website.

     In December 1999, we changed our name from foreignTV.com, Inc. to Medium4.com, Inc. to underscore the Internet's emerging role as the fourth medium for television broadcasting, after cable, satellite and traditional television transmission. By the end of 2000, our website was providing streaming audio and video content over six Internet "television" networks, which in the aggregate hosted over 100 distinct channels targeted to various market segments and niches. Most of these audio and video segments were encoded at three different speeds, for low-, medium- and high-band users, and were made available for audiences by the use of Windows Media Player (TM) or Real Networks, Inc.'s Real Player (TM).

    During 2001 we refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS. As of the date of this report, we offer only a single network, which incorporates the following elements:

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

    Each share of Series A convertible preferred stock is convertible into 20,000 shares of our common stock, or an aggregate of 20,000,000 shares if all of the Series A convertible preferred stock is converted. Had all of the shares of Series A convertible preferred stock been converted into shares of our common stock on March 31, 2002, those shares would have represented an approximately 40.3% equity interest in our company. IAJ does not currently hold any shares of our common stock; however, two affiliates of IAJ--PBAA Fund Ltd. ("PBAA") and Terra Firma Fund Ltd. ("Terra Firma"), both open-ended limited liability investment companies incorporated in the British Virgin Islands as a "Private Funds"--hold in the aggregate approximately 17,109,800 shares of our common stock. Should IAJ choose to convert all of its shares of Series A convertible preferred stock into 20,000,000 shares of our common stock, IAJ and its affiliates would in the aggregate beneficially own 37,109,800 shares of our common stock, or approximately 74.7% of the outstanding common stock. Thus, the sale of the 1,000,000 shares of our Series A convertible preferred stock to IAJ sale represents an event which may lead to a future change of control of our Company.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Not applicable

(c) NARRATIVE DESCRIPTION OF BUSINESS

STREAMING TECHNOLOGY

    In contrast with video-on-demand channels, which require viewers to choose from an online portfolio of specific videos and then click onto each video clip they decide to view, viewers of SLS channels simply click on a given link to tune into a channel's in-progress, continuously-streaming entertainment programming. The viewer is then able to view/listen to and enjoy the continuous stream of music contained on the SLS channel and may continue to listen to the music even after exiting our Website and while working on or surfing the Internet. We believe SLS channels are less cumbersome and more viewer-friendly than video-on-demand channels and come closer to a true TV experience. Key portions of our video-on-demand content are being reorganized by topic or subject matter (e.g., pets, travel, music), and will be available in a single section of our main Medium4.com Website, as well as directly accessible at www.Medium4Video.com.

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

    Streaming technologies have evolved to deliver content over narrow bandwidth modems. At such narrow or "low bandwidth" the quality of broadcasts over the Internet, such as videos, is still inferior to conventional television broadcasts. Streaming technologies are now using high speed Internet access that is provided by DSL, cable modems, T1 lines, and other emerging broadband technologies. The use of high speed Internet access has helped improve the picture quality of streaming videos. We believe the continuing improvement of broadband technologies will soon allow streaming video quality to equal that of conventional TV broadcasting, and consequently will cause the number of viewers of streaming content to increase.

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

    We inaugurated the vToob in October 2002. We expect that the "always-on-top" feature of the vToob will attract more users than our video-on-demand model, because of its convenience and its ability to allow a user to multitask while viewing our content.

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

    There is intense competition for the sale of advertising on high-traffic Websites, which has resulted in a wide range of rates quoted by different vendors for a variety of advertising services, making it difficult to project levels of Internet advertising that will be realized generally or by any specific company. The competition for advertisers among present and future Websites, as well as competition with other traditional media for advertising placements, has resulted in significant price competition. We also compete for traditional media advertising sales with national radio and television networks, as well as local radio and television stations. Such radio and television networks and stations in virtually all instances have larger and more established sales organizations than ours. These companies may also have greater name recognition and more established relationships with advertisers and advertising agencies. Such competitors may be able to undertake more extensive marketing campaigns, obtain a more attractive inventory of ad spots, adopt more aggressive pricing policies and devote substantially more resources to selling advertising inventory. Moreover, we compete against a variety of businesses that provide content through one or more mediums, such as print, radio, television, cable television and the Internet. Moreover, our viewers must make an investment in technology, including a computer with an acceptable minimal configuration for comfortable Internet surfing (approximate retail cost $1,500) and a connection to the Internet (approximate monthly expense $18.00 for a 56kb dial-up connection and $45.00 for a high-speed broadband connection). Although approximately half of the US population currently has a computer in their homes, this figure is dwarfed by the fact that over 95% of the households in the US already own a television. To compete successfully in an advertising-based model, we have to provide sufficiently compelling and popular content to attract viewers and support advertising intended to reach such users. We believe that the principal competitive factors in attracting Internet users include the quality of service and the relevance, timeliness, depth and breadth of content and services offered.

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

    Also at the annual meeting, our stockholders approved the issuance of up to 20,000,000 shares of our common stock upon the conversion of our Series A convertible preferred stock by a vote of 25,427,086 shares in favor, 15,170 shares opposed and 2,691,450 shares present but not voting, and approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 30,000,000 to 75,000,000 by a vote of 21,175,684 shares in favor, 2,495 shares opposed and 6,955,617 shares present but not voting. To obtain funds to meet our working capital needs, in October 2001 we completed a private placement of 1,000 shares of the newly designated Series A convertible preferred stock to Inter Asset Japan LBO No. 1 Fund, a Japanese institutional investor, for an aggregate price of $1,000,000. The purchaser represented to us that it was acquiring these shares for investment.

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
                                                          Redeemable Common
                                                            Stock Purchase
                                 Common Stock                  Warrants
  Quarter Ended               High            Low        High            Low
 ---------------              -----          -----       -----          -----
March 31, 2000 ............   $6.38          $4.50       $1.25          $0.81
June 30, 2000 .............    6.88           2.88        1.38           0.56
September 30, 2000 ........    5.13           2.63        0.88           0.06
December 31, 2000 .........    2.69           0.19        0.38           0.02
March 31, 2001 ............    0.38           0.10         NQ             NQ
June 30, 2001 .............    0.75           0.15         NQ             NQ
September 30, 2001 ........    0.39           0.10         NQ             NQ
December 31, 2001 .........    0.65           0.10         NQ             NQ

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

    (b) During the three month period ended December 31, 2001, we sold 1,000 shares of our Series A convertible preferred stock for $1,000,000 and 23,760 shares of our common stock for an aggregate of $2,376, respectively. No underwriter was involved in the sale of our Series A convertible preferred stock. Westminster Securities Corporation acted as placement agent for the sale of our common stock for which it did not receive a placement fee. Legal and administrative expenses for this sale totaled approximately $4,000 and these expenses were recorded as a reduction of the capital raised. For a description of the terms of the Series A convertible preferred stock, see Item 4 in this report.

    During fiscal year 2001, we also issued the shares of our Common Stock set forth in following table. No underwriters were involved in any of these transactions. Shares issued for services were valued at the fair market value of the services provided. The Company recorded $2,369,900 of compensation expense relating to such issuance.

                                                                             Date of Shareholder
                                                       Date of                Authorization (if     Date of
      Shares   Purpose                              Board Approval   Price       Applicable)        Issuance
      ------   -------                              --------------   -----       -----------        --------
    2,000,000  Private sale (1)                        5/25/01        .15            N/A            6/8/01

       30,000  Legal services (2)                      5/25/01        .15            N/A            6/8/01

      297,600  Private sale (3)                        5/25/01        .25            N/A            6/8/01

      500,000  Accounting, administrative,             5/25/01        .25            N/A            6/8/01
               clerical and insurance services (4)

      500,000  Credit facility availability,           5/25/01      .25-.50          N/A            6/8/01
               debt renegotiation, and
               managerial consulting services (5)

    1,400,000  (5)                                     7/2/01         .25            N/A            7/6/01

      500,000  Private sale (6)                        7/5/01;        .20            N/A            7/16/01;
                                                       8/20/01        .20                           8/22/01

   10,000,000  (5)                                     9/27/01        .15            N/A            10/17/01

    1,000,000  Marketing services (7)                  10/26/01       .20            N/A            11/30/01

       23,760  Private sale (8)                        10/26/01       .10            N/A            11/30/01

       30,000  Legal Services (2)                      10/26/01       .18            N/A            11/30/01

      250,000  Consulting services (9)                 10/26/01       .18            N/A            11/30/01

      195,000  Consulting services (10)                10/26/01       .18            N/A            11/30/01

       40,000  Compensation of former employees (11)   10/26/01       .18            N/A            11/30/01

    1,000,000  (5)                                     10/26/01       .20            N/A            11/30/01

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

(7) Represents compensation to Shigeki Mizukami for assisting the Company in marketing its streaming video technology and content in Japan and other Asian countries. The market price of the Company's common stock on the date this transaction was authorized by the Company's Board of Directors was $0.20 per share.

(8) Represents a private sale at $0.10 per share to two non-affiliated persons. The market price of the Company's common stock at the time this transaction was authorized by the Company's Board of Directors was approximately $0.18 per share. Westminster Securities Corporation facilitated the placement of these shares for which it did not receive a placement fee. Legal and administrative expenses for this sale totaled approximately $4,000 and these expenses were recorded as a reduction of the capital raised. For a description of the terms of the Series A convertible preferred stock, see Item 4 in this report.

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

    Each recipient of our securities (a) was either an accredited investor or had such knowledge and expertise in financial matters that he was capable of evaluating the merits and risks of an investment in our securities and (b) was given the opportunity to ask questions concerning our business. Each recipient of our securities represented that his or its acquisition was for investment and not with a view towards a public distribution thereof. All certificates representing these securities were imprinted with an appropriate restrictive legend to such effect. Exemption from registration of these securities under the Securities Act of 1933 is claimed by reason of the provisions of Section 4(2) of that Act as transactions by an issuer, not involving a public offering. The offer of these securities did not involve a general solicitation.

Item 6. SELECTED FINANCIAL DATA

                                       Years ended December 31, (in thousands)
                                       ---------------------------------------
                                      2001        2000        1999         1998
                                      ----        ----        ----         ----
Statement of Operations Data                                                 *

Revenue                               $709        $390         $46           $0

Net loss                            (6,239)     (9,531)     (3,760)           0

Net loss per common share            (0.34)      (0.91)      (0.41)           0


Balance Sheet Data

Total assets                           240       2,132       6,482            7

Long term liabilities                  305         785           0            0

Redeemable preferred stock               0           0           0            0

Cash dividends declared                  0           0           0            0

* No operations existed for the short year ended December 31, 1998


                 Summarized Quarterly Financial Data (Unaudited)

                                           Quarter Ended, (in thousands)
                                           -----------------------------
                                     March 31    June 30     Sept 30     Dec 31
                                     --------    -------     -------     ------
Year ended December 31, 2001

Net revenues                            $195        $85        $447        ($18)

Gross profit (loss)                      (40)      (160)        255         (47)

Net loss                                (687)    (1,382)     (1,876)     (2,294)

Net loss per common share              (0.06)     (0.09)      (0.10)      (0.13)


Year ended December 31, 2000

Net revenues                             $67       $135        $312       ($124)

Gross profit                            (201)      (204)       (258)     (1,196)

Net income (loss)                     (1,921)    (1,865)     (1,956)     (3,789)

Net income (loss) per common share     (0.19)     (0.18)      (0.19)      (0.36)

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

    We commenced our operations in April 1999 under the name foreignTV.com, Inc. Our website on the Internet simulated a single TV network, which distributed location-specific programming using streaming video technology. We then expanded our website to provide streaming audio and video content over six Internet "television" networks, which in the aggregate hosted over 100 distinct channels targeted to various market and segments and niches. In December 1999, we changed our name to Medium4.com, Inc., to reflect the diversification of our programming and to underscore the Internet's role as the fourth medium for television broadcasting, after cable, satellite and traditional television transmission.

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

    Remaining a going concern will require additional financing until such time as sufficient cash flows are generated from operations. Anticipated non-interest bearing loans from an affiliated person, together with our limited current cash resources and operating revenues, are expected to be able to support our operations through the end of the third quarter of the year 2002. We expect to incur operating losses through 2002 and we will need to obtain substantial additional financing in order to continue and expand our operations and to sustain our cash flow needs. We do not know if additional financing, in excess of what is currently anticipated, will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

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

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations information and a presentation of that data as a percentage of change from period to period.

                                         YEAR ENDED DECEMBER 31,               2001          2000
                                   -----------------------------------     COMPARED TO   COMPARED TO
                                     2001          2000          1999          2000          1999
                                   -------       -------       -------     -----------   -----------
                                         (dollars in thousands)
Revenue .....................      $   709       $   390       $    46          81.8%       747.8%

Cost of sales ...............          701         2,249         1,233         (68.8)        82.4

Gross profit (loss) .........            8        (1,859)       (1,187)       (100.4)        56.6

Expenses:

Selling, general and
  adminstrative expenses ....        5,420         7,424         2,641         (27.0)       181.1

Write down of fixed assets ..          250           335             -         (25.4)          *

Write down of capitalized
  development costs .........          535             -             -            *            *

Total expenses ..............        6,205         7,759         2,641         (20.0)       193.8

Loss from operations ........       (6,197)       (9,618)       (3,828)        (35.6)       151.3


Other Income (loss):

Interest income .............            1            87           204         (98.9)       (57.4)

Write down of investments ...          (59)            -             -            *            *

Loss on marketable securities            -             -          (125)           *            *

Other income ................           16             -             3            *            *

Total other income (expense)           (42)           87            82        (148.3)         6.1

Loss before taxes ...........       (6,239)       (9,531)       (3,746)        (34.5)       154.4

Income tax expense ..........            -             -            14             -            -

Net loss ....................       (6,239)       (9,531)       (3,760)        (34.5)       153.5

Deemed dividends ............       (1,000)            -             -             -            -

Net loss to common
    stockholders ............       (7,239)       (9,531)       (3,760)        (24.0)       153.5

--------
* Not meaningful.

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

    Our cost of sales as restated includes production costs for the development of our original content for the year ended December 31, 2001 were approximately $81,000 as compared to approximately $1.5 million for the year ended December 31, 2000. The reduction in production costs reflect the cessation of our own content production efforts in fiscal year 2001. Production costs include (i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle

                                       17A
production and delivery of our content. A 90% allocation of depreciation and amortization costs were made to cost of sales. Depreciation and amortization in total has been reduced marginally from to $624,000 for 2001 from $670,000 for 2000 due to the write down of assets being placed in service for content production. We have also written down certain of our fixed assets no longer employed in the production of content due to technological changes with the digitalization equipment utilized for content production and the relocation of our executive offices from New York City to Miami, Florida, in the amounts of $250,000 for the year ended December 31, 2001 and $335,000 for year ended December 31, 2000, which includes the closure of the Paris operations. We wrote down capitalized development expenses in the amount of $535,000 during 2001.

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

    Our cost of sales as restated includes production costs for the development of our original content for the year ended December 31, 2000 were approximately $1.5 million as compared to approximately $1.1 million for the year ended December 31, 1999. The increase in production costs reflects increased production efforts in fiscal year 2000. Production costs include (i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content. A 90% allocation of depreciation and amortization costs were made to cost of sales. Depreciation and amortization in total increased to $670,000 for fiscal year 2000 as compared to $146,000 for fiscal year 1999 reflecting a full year of equipment placed in service for content production. We also wrote down certain of our fixed assets no longer employed in the production of content due to technological changes with the digitalization equipment utilized for content production and the closure of our Paris operations for $335,000 in 2000.

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

    Our cost of sales as restated includes production costs for the development of our original content were approximately $1.1 million for the year ended 1999. Production costs include (i) data communications, (ii) software license fees,
(iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content. A 90% allocation of depreciation and amortization costs were made to cost of sales. Depreciation and amortization in total was $146,000 for 1999, which reflects a partial year of equipment placed in service for content production.

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

    For the year ended December 31, 2001, we used approximately $1.7 million in connection with our operating activities. Such amount was primarily attributable to net losses, offset in part by common stock and options issued for services, increases in accounts payable and deferred revenue, and depreciation, amortization and unearned compensation expenses. For the year ended December 31, 2001, approximately $76,000 and $1.6 million was provided by investing activities and financing activities, respectively.

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

    The Company has incurred significant losses since inception: $6.2 million, $9.5 million and $3.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. We expect to incur operating losses through 2002. These losses were primarily financed from the sale of equity in the amount of $12.2 million and equity issued for services in the amount of $6.6 million. The funding from the sale of equity was mostly received at the IPO, in the amount of $8.8 million in 1999 and additional $1.4 million was received in each of 2000 and 2001 for the sale of additional equity. The Company invested $2.6 million for equipment to develop content for the Internet based services, with the balance of such funding primarily being spent for personnel, production costs and software development. During the last half of 2001, we have reduced our operations significantly due to our lack of adequate funding.

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

    Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

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

    - WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO CONTINUE OPERATIONS

    We will require substantial additional financing in order to be able to continue operations beyond the third quarter of 2002. We have no current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. Sales of additional equity securities will result in substantial pro rata dilution to our present stockholders. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations or to cease operations altogether. Technological stock in general have recently experienced significant downturns on the financial markets, and the trend is expected to continue indefinitely. Negative investor sentiment for technology stocks will adversely affect our ability to secure additional financing.

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

    The Child Online Protection Act of 1998 imposes criminal penalties and civil liability on anyone engaged in the business of selling or transferring material that is harmful to minors, by means of the Internet, without restricting access to this type of material by underage persons. Numerous states have adopted or are currently considering similar types of legislation. The imposition upon us of potential liability for broadcasting content that is harmful to minors could require us to implement measures to reduce exposure to liability, which may require the expenditure of substantial resources, or to discontinue various content offerings. Further, the costs of defending against any claims and potential adverse outcomes of these claims could have a material adverse effect on our business.

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

    In May 2000, the Company entered into a master affiliate agreement with Windfire International Corporation, Ltd.("Windfire"), a British Virgin Islands Corporation, pursuant to which the Company granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to the Company for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our network of web sites.

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

    - THE COMPANY IS EXPOSED TO LEGAL CLAIMS

    The Company has been, currently is, or in the future may be involved in legal proceedings or claims. Such claims are detailed in Part 1, Item 3, Legal Proceedings. Such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's time and attention. There can be no guarantee that the Company will be successful in resolving such claims.

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

                                      23A

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

    - OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

    As of December 31, 2001, Inter Asset Japan LBO No. 1 Fund, PBAA Fund Ltd., and Terra Firma Fund Ltd. ("IAJ") collectively held approximately 74.7% of the common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of Inter Asset Japan Co. Ltd, a Japanese venture capital company.

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

    - THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 2, 2002, 49.8 million shares of common stock were outstanding. Significant shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the Company, they may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144.

                                       23B

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

    I. William Lane, PhD has served as our Chairman of the Board since our inception in 1998. Since 1994, he has served as a consultant to Lane Labs, a natural medicine company founded upon "Dr. Lane" teachings, primarily dealing with cancer research. Since 1989, he has also been the Chairman of Cartilage Consultants, Inc., a company that researches and provides consulting services for the use of shark cartilage and other natural medicines. Dr. Lane is Chairman of the Center of Contemporary Diplomacy, Inc. He received his B.S. and Masters in Nutritional Science from Cornell University and his PhD in Agricultural Biochemistry and Nutrition from Rutgers University.

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

                                            Number
                                          of Shares        Percentage
                                         Beneficially     of Beneficial
 NAME                                      Owned(1)       Ownership(1)(2)
 ------------------------------------    -------------    ---------------
 Inter Asset Japan LBO No. 1 Fund(3)     37,109,800(4)        74.7%
 David Badner(5)                            911,650(6)         1.8%
 I. William Lane (7)                      2,595,750            5.2%
 Jonathan Braun (8)                       3,013,900            6.1%
 Junichi Watanabe                            30,833(9)          * %
 All executive officers and directors
 as a group (3 persons)                   5,640,483           11.3%

--------
*     Less than 1.0%

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

(2) Except as otherwise indicated, percentage ownership of our common stock is based on 29,672,556 shares of our common stock outstanding as of March 31, 2002, adjusted for 20,000,000 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock held by Inter Asset Japan LBO Fund No. 1.

(3) The address of Inter Asset Japan LBO No. 1 Fund is Atago Green Hills Mori Tower 35F, 2-5-1, Atago, Minato-Ku, Tokyo 105-6235, Japan.

(4) Includes 20,000,000 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock. Also includes 2,000,000 shares of our common stock owned by PBAA Fund Ltd., as well as an additional 2,000,000 shares underlying warrants; also includes 13,100,000 shares of our common stock owned by Terra Firma Fund Ltd. The ultimate control person of each of Inter Asset Japan LBO No. 1 Fund, PBAA Fund Ltd. and Terra Firma Fund Ltd. is Mr. Hiroki Isobe.

(5) The business address of Mr. Badner is 275 Madison Avenue, Suite 1500, New York, New York 10016.

(6) Based on information contained in a Schedule 13D jointly filed by David Badner and companies controlled by him on February 12, 2002, controlled 13,411,650 shares of our common stock. He sold 12,500,000 of these shares to Inter Asset Japan LBO No. 1 Fund and other affiliated entities in November, 2001.

(7) The address of Mr. Lane is 80 Woodland Road, Apt. 4, Short Hills, New Jersey 07078.

(8)   The address of Mr. Braun is 20 Holly Hill Lane, Katonah, New York 10536.

(9) Includes 3,333 shares of common stock underlying currently exercisable options.

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

    On January 1, 1999, we entered into exclusive license agreements with the Center and Mr. Braun, personally. Each of the agreements has substantially similar terms. The agreements afford us a 25-year exclusive license for unlimited use of (i) 95 different Internet Web site addresses (domain names) owned by the Center and (ii) 36 different addressed owned by Mr. Braun, including the name of our corporate home page, medium4.com. These 135 name constitute less than 10% of the approximately 1,500 domain names that we own. We actively use only three of the 135 domain names that we license from Mr. Braun:
Medium4.com, foreignTV.com, and StreamingUSA.com. We own and license more domain names than we use since we believe that over the next several years high speed connections to the Internet will transform the Internet into a commercially viable broadcasting medium and as a result, the demand, as well as our need, for such portfolio of domain names will increase.

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

    The Center and Mr. Braun have agreed that for the term of our license, they will not register any further addresses containing the letters "TV" or stating or implying streaming or any other similar aspect of our business. Moreover, should they license any further addresses to us for our exclusive us, our license fee shall be equal to the initial registration fee paid by the licensor for its rights to use such addresses. Although we believe that the terms of the respective licensing arrangements are no less favorable to us than those we could have negotiated with persons having no relation to us, these arrangements should be viewed by investors as being non-arms-length in their nature.

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

INVESTMENT IN FOREIGNTVJAPAN.COM

    We acquired a 10% ownership interest on January 8, 2000 for $159,000 when we signed a Local Affiliate Agreement ("Agreement") with foreignTVJapan.com. This company was formed to develop associations with foreign entities with such foreign entities paying us for the use of one our domain names, a link to our website and the use of some content on our website. The agreement had a ten year term. In July 2000, we entered into an amended agreement with foreignTVJapan.com, which addressed their needs for additional content for their channel. Under the amended agreement, foreignTVJapan, Inc. agreed to double the affiliate license fees payable under the original agreement, from $10,000 month to $20,000 per month and to prepay $300,000 of this increased licensing fees in a single lump sum. We received the $300,000 lump sum payment in September 2000. Junichi Watanabe, one of our directors, has the right to attend the meetings of the board of directors of foreignTVJapan, Inc. We do not exercise significant influence over the operating or financial policies of this entity.

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

    During fiscal year 2000, Mr. Badner assisted us in identifying inefficiencies in our operations and in reducing or eliminating redundant overhead and unnecessary expenses. During the year ended December 31, 2001, Mr. Badner also assisted us in negotiating the reduction of our accounts payable to various unaffiliated third parties, with resultant savings to us of approximately $500,000. J.N. Savasta Corp., an insurance brokerage owned by Mr. Badner and Mr. Savasta, also paid approximately $75,000 of our insurance premiums and replaced our several insurance policies in effect at various times during that year with comparable coverages at substantially lower rates, with resultant savings to us in excess of $135,000 over an 18-month period. For these and other services rendered on our behalf during the year ended December 31, 2001, as well as in the immediately preceding year--and in recognition of the fact that Mr. Badner has essentially acted as our lender of last resort when we exhausted all other possibilities for short-term financing--we privately issued to Mr. Badner and to companies controlled by him 13,411,650 shares of our common stock. We valued 12,411,650 of these shares at $.15 per share, which represented the market price of our common stock on their respective dates of issuance during fiscal 2001. We valued 1,000,000 of these shares at approximately $.18 per share, which represented the approximate market price of our common stock on their respective dates of issuance during fiscal year 2001.

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

      (a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:
          ------------------------------------------------------
          (i) Financial Statements:

              Report of Independent Auditors ................................F-1

              Consolidated Balance Sheet as of December 31, 2001 and 2000 ...F-2

              Consolidated Statements of Operations for the Years Ended
                  December 31, 2001, 2000 and 1999 ..........................F-3

              Consolidated Statements of Stockholders' Equity (Deficiency)
                  for the Years Ended December 31, 2001, 2000 and 1999 ......F-4

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

      10.1* 1999 Stock Option Plan (1)

      10.2 License Agreement between Registrant and the Center for Contemporary Diplomacy, Inc. (1)

      10.3  License Agreement between Registrant and Jonathan Braun (1)

      10.4* Employment Agreement between Registrant and Jonathan Braun (1)

      21.1  Subsidiaries of the Registrant (4)

      31.1  Rule 13a-14(a)/15d-14(a) Certifications

      32.2  Section 1350 Certifications

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




Dated:  December 29, 2003               Medium4.com, Inc.





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

As discussed in Note 3, the Company restated its consolidated financial statements for the years ended December 31, 2001, 2000 and 1999.

                                       Radin, Glass & Co., LLP
                                       Certified Public Accountants
                                       New York, New York

                            MEDIUM4.COM, INC. AND SUBSIDIARIES
                             (A Development Stage Enterprise)

                                CONSOLIDATED BALANCE SHEET
                                                                      December 31,
                                                             ---------------------------
                                                                 2001           2000
                                                             ------------   ------------
                                                               Restated       Restated
                                                                Note 3         Note 3
                                          ASSETS
CURRENT ASSETS:
Cash ......................................................  $     18,380   $     50,462
Marketable securities .....................................             -            220
Other current assets ......................................           376         14,136
                                                             ------------   ------------
Total Current Assets ......................................        18,756         64,818

INVESTMENT IN FOREIGNTVJAPAN.COM ..........................       100,000        159,000

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET .................        93,511        686,582

SOFTWARE, NET .............................................             -        890,967

OTHER ASSETS ..............................................        27,569        330,659
                                                             ------------   ------------
                                                             $    239,836   $  2,132,026
                                                             ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable ..........................................  $    343,960   $    514,639
Accrued expenses ..........................................       211,844        353,497
Loan payable - related party ..............................       243,478         50,000
                                                             ------------   ------------
Total Current Liabilities .................................       799,282        918,136

LONG-TERM LIABILITIES:
Deferred Revenue ..........................................       305,000        785,000
                                                             ------------   ------------
Total Liabilities .........................................     1,104,282      1,703,136
                                                             ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock $.01 par value 5,000 shares authorized,
1,000 and -0- issued and outstanding ......................            10              -
Common stock, $.01 par value; 75,000,000 shares authorized,
29,672,556 and 12,266,196 issued and outstanding,
respectively ..............................................       296,726        122,662
Paid in capital ...........................................    18,664,745     14,998,143
Deficit accumulated during development stage ..............   (19,530,138)   (13,291,247)
Unearned compensation expense .............................      (245,789)    (1,400,668)
Treasury stock ............................................       (50,000)             -
                                                             ------------   ------------
Total Stockholder's Equity (Deficiency) ...................      (864,446)       428,890
                                                             ------------   ------------
                                                             $    239,836   $  2,132,026
                                                             ============   ============

                      See notes to consolidated financial statements
                                           F-2

                                   MEDIUM4.COM, INC. AND SUBSIDIARIES
                                    (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                           Cumulative
                                                                                          November 12,
                                                                                             1998
                                                   For the Years Ended December 31,      (inception) to
                                              -----------------------------------------   December 31,
                                                  2001           2000           1999          2001
                                              ------------   ------------   -----------   ------------
                                                Restated       Restated       Restated      Restated
                                                 Note 3         Note 3         Note 3        Note 3
REVENUE ....................................  $    708,803   $    390,354   $    45,800   $  1,144,957

COST OF SALES ..............................       700,443      2,249,397     1,232,339      4,182,179
                                              ------------   ------------   -----------   ------------

GROSS PROFIT (LOSS) ........................         8,360     (1,859,043)   (1,186,539)    (3,037,222)
                                              ------------   ------------   -----------   ------------

EXPENSES:
Selling, general and administrative expenses     5,420,437      7,423,916     2,640,512     15,484,865
Write down of fixed assets .................       250,000        334,922             -        584,922
Write down of capitalized development costs        534,498              -             -        534,498
                                              ------------   ------------   -----------   ------------
Total expenses .............................     6,204,935      7,758,838     2,640,512     16,604,285
                                              ------------   ------------   -----------   ------------
LOSS FROM OPERATIONS .......................    (6,196,575)    (9,617,881)   (3,827,051)   (19,641,507)
                                              ------------   ------------   -----------   ------------

OTHER INCOME (EXPENSE):
Interest income ............................         1,351         86,810       203,707        291,868
Write down of investments ..................       (59,000)             -             -        (59,000)
Loss on marketable securities ..............             -              -      (125,445)      (125,445)
Other income ...............................        15,334              -         2,613         17,946
                                              ------------   ------------   -----------   ------------
Total other income (expense) ...............       (42,315)        86,810        80,875        125,369
                                              ------------   ------------   -----------   ------------

LOSS BEFORE TAXES ..........................    (6,238,890)    (9,531,071)   (3,746,176)   (19,516,138)

INCOME TAX EXPENSE .........................             -              -        14,000         14,000
                                              ------------   ------------   -----------   ------------

NET LOSS ...................................    (6,238,890)    (9,531,071)   (3,760,176)   (19,530,138)
Deemed dividends ...........................    (1,000,000)             -             -     (1,000,000)
                                              ------------   ------------   -----------   ------------
NET LOSS to common shareholders ............    (7,238,890)    (9,531,071)   (3,760,176)   (20,530,138)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ...             -              -       (17,052)       (17,052)
                                              ------------   ------------   -----------   ------------

Comprehensive Income (Loss) ................  $ (7,238,890)  $ (9,531,071)  $(3,777,228)  $(20,547,190)
                                              ============   ============   ===========   ============


Weighted average shares of common stock
outstanding ................................    18,334,433     10,494,789     9,139,217

Net loss per share to common shareholders ..  $      (0.39)  $      (0.91)  $     (0.41)
                                              ============   ============   ===========

                             See notes to consolidated financial statements
                                                  F-3

                                          MEDIUM4.COM, INC. AND SUBSIDIARIES
                                           (A Development Stage Enterprise)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                        Preferred Stock           Common Stock           Additional
                                      -------------------   -------------------------     Paid in      Accumulated
                                       Shares     Amount      Shares         Amount       Capital        Deficit
                                      ---------  --------   -----------    ----------   ------------   ------------
Balance as of November 12, 1998
    (inception) ......................       -   $     -      8,300,000    $   83,000   $          -   $          -
                                      ---------  --------   -----------    ----------   ------------   ------------

Balance as of December 31, 1998 ......       -         -      8,300,000        83,000              -              -

Receipt of stock subscription ........       -         -              -             -              -              -
Sale of common stock - initial
    public offering ..................       -         -      1,678,433        16,784      8,766,768              -
Sale of common stock -
    private placement ................       -         -        200,000         2,000        598,000              -
Stock options issued for services ....       -         -              -             -      2,424,246              -
Accumulated other comprehensive
    income ...........................       -         -              -             -              -              -
Unearned Compensation
    expense ..........................       -         -              -             -              -              -
Net loss .............................                                -             -              -     (3,760,176)
                                      ---------  --------   -----------    ----------   ------------   ------------

Balance as of December 31, 1999 ......       -   $     -     10,178,433    $  101,784   $ 11,789,014   $ (3,760,176)

Proceed from sale of common
    stock, net of expenses ...........       -         -      1,727,763        17,278      1,363,104              -
Stock issued for services ............       -         -        360,000         3,600        356,400              -
Stock options issued for services ....       -         -              -             -      1,489,625              -
Accumulated other comprehensive
    income ...........................       -         -              -             -              -              -
Unearned Compensation
    expense ..........................       -         -              -             -              -              -
Net loss .............................                                -             -              -     (9,531,071)
                                      ---------  --------   -----------    ----------   ------------   ------------

Balance as of December 31, 2000 ......       -   $     -     12,266,196    $  122,662   $ 14,998,143   $(13,291,247)

Proceeds from sale of preferred stock    1,000        10              -             -        995,990              -
Proceed from sale of common stock ....       -         -      2,821,360        28,214        446,562             (1)
Stock issued for services ............       -         -     14,585,000       145,850      2,224,050              -
Treasury Stock .......................       -         -              -             -              -              -
Unearned Compensation expense ........       -         -              -             -              -              -
Net loss .............................       -         -              -             -              -     (6,238,890)
                                      ---------  --------   -----------    ----------   ------------   ------------

Balance as of December 31, 2001 ......   1,000   $    10     29,672,556    $  296,726   $ 18,664,745   $(19,530,138)
                                      =========  ========   ===========    ==========   ============   ============

                                    See notes to consolidated financial statements
                                                        F-4-A

                                          MEDIUM4.COM, INC. AND SUBSIDIARIES
                                           (A Development Stage Enterprise)

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                     (continued)
                                                       Accumulated                                      Total
                                                          Other                       Unearned       Stockholders'
                                      Subscription    Comprehensive    Treasury     Compensation        Equity
                                      Receivable         Income          Stock        Expense        (Deficiency)
                                      -----------    ---------------   ---------   ---------------   -------------
Balance as of November 12, 1998
    (inception) ......................$   (83,000)   $             -   $       -   $            -    $          -
                                      -----------    ---------------   ---------   --------------    ------------

Balance as of December 31, 1998 ......    (83,000)                 -           -                -               -

Receipt of stock subscription ........     83,000                  -           -                -          83,000
Sale of common stock - initial
    public offering ..................          -                  -           -                -       8,783,552
Sale of common stock -
    private placement ................          -                  -           -                -         600,000
Stock options issued for services ....          -                  -           -                -       2,424,246
Accumulated other comprehensive
    income ...........................          -            (17,052)          -                -         (17,052)
Unearned Compensation
    expense ..........................          -                  -           -       (2,121,215)     (2,121,215)
Net loss .............................          -                  -           -                -      (3,760,176)
                                      -----------    ---------------   ---------   --------------    ------------

Balance as of December 31, 1999 ......$         -    $       (17,052)  $       -   $   (2,121,215)   $  5,992,355

Proceed from sale of common
    stock, net of expenses ...........          -                  -           -                -       1,380,382
Stock issued for services ............          -                  -           -                -         360,000
Stock options issued for services ....          -                  -           -                -       1,489,625
Accumulated other comprehensive
    income ...........................          -             17,052           -                -          17,052
Unearned Compensation
    expense ..........................          -                  -           -          720,547         720,547
Net loss .............................          -                  -           -                -      (9,531,071)
                                      -----------    ---------------   ---------   --------------    ------------

Balance as of December 31, 2000 ......$         -    $             -   $       -   $   (1,400,668)   $    428,890

Proceeds from sale of preferred stock           -                  -           -                -         996,000
Proceed from sale of common stock ....          -                  -           -                -         474,775
Stock issued for services ............          -                  -           -                -       2,369,900
Treasury Stock .......................          -                  -     (50,000)               -         (50,000)
Unearned Compensation expense ........          -                  -           -                -               -
Net loss .............................          -                  -           -        1,154,879      (5,084,011)
                                      -----------    ---------------   ---------   --------------    ------------

Balance as of December 31, 2001 ......$         -    $             -   $ (50,000)  $     (245,789)   $   (864,446)
                                      ===========    ===============   =========   ==============    ============

                                    See notes to consolidated financial statements
                                                        F-4-B

                                      MEDIUM4.COM, INC. AND SUBSIDIARIES
                                       (A Development Stage Enterprise)

                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                  Cumulative
                                                                                                 November 12,
                                                                                                     1998
                                                       Year ended    Year ended    Year ended   (inception) to
                                                       December 31,  December 31,  December 31,  December 31,
                                                          2001           2000          1999          2001
                                                       -----------   -----------   -----------   ------------
                                                        Restated      Restated      Restated       Restated
                                                         Note 3        Note 3        Note 3         Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................  $(6,238,890)  $(9,531,071)  $(3,760,176)  $(19,530,137)
Adjustments to reconcile net loss to net cash used in
operating activites:
Depreciation ........................................      267,605       372,961       125,001        765,567
Amortization ........................................      659,559       297,264        20,866        977,689
Impairment of fixed assets /
  investment in foreignTVJapan.com ..................      309,000             -             -        309,000
Write down of fixed assets ..........................            -       334,922             -        334,922
Write down of sofware development costs .............      534,498             -             -        534,498
Unearned compensation expense .......................    1,154,879       720,547             -      1,875,426
Common stock and options issued for services ........    2,369,900     1,849,625       303,031      4,522,556
Accounts receivable .................................           (1)       12,800       (12,800)            (1)
Other current assets ................................       13,760       364,686      (378,823)          (377)
Accounts payable ....................................     (170,679)      258,245       256,394        343,960
Accrued expenses ....................................     (141,653)      120,191       233,307        211,845
Deferred revenue ....................................     (480,000)      785,000             -        305,000
Due to related parties ..............................            -             -        (6,670)             -
                                                       -----------   -----------   -----------   ------------
NET CASH USED IN OPERATIONS .........................   (1,722,022)   (4,414,830)   (3,219,870)    (9,350,052)
                                                       -----------   -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deferred offering costs .............................            -             -             -         (6,670)
Investment in foreignTVJapan.com ....................            -             -      (159,000)      (159,000)
Other assets ........................................            -      (147,201)     (176,788)      (323,989)
Purchases of capital expenditures ...................       75,466    (1,097,503)   (1,631,060)    (2,653,097)
Marketable securities ...............................          220     4,159,198    (4,159,418)             -
                                                       -----------   -----------   -----------   ------------
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES .       75,686     2,914,494    (6,126,266)    (3,142,756)
                                                       -----------   -----------   -----------   ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of common stock ................................      474,775     1,380,382     9,383,552     11,321,709
Sale of preferred stock .............................      996,000             -             -        996,000
Purchase of treasury stock ..........................      (50,000)            -             -        (50,000)
Change in subscription receivable ...................            -             -        83,000              -
Loan payable - related party ........................      193,478        50,000             -        243,478
Accumulated other comprehensive income ..............            -        17,052       (17,052)             -
                                                       -----------   -----------   -----------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........    1,614,253     1,447,434     9,449,500     12,511,187
                                                       -----------   -----------   -----------   ------------

NET (DECREASE) INCREASE IN CASH .....................      (32,082)      (52,902)      103,364         18,380
CASH, beginning of the period .......................       50,462       103,364             -              -
                                                       -----------   -----------   -----------   ------------
CASH, end of the period .............................  $    18,380   $    50,462   $   103,364   $     18,380
                                                       ===========   ===========   ===========   ============

Supplemental disclosures of cash flow information:
Interest paid .......................................  $         -   $         -   $         -   $          -
Taxes paid ..........................................        4,889         4,600             -              -

Non cash financing activities:
Common stock and options issued for services ........  $ 2,369,900   $ 1,489,625   $ 2,424,246

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

The reconciliation of the Company's effective tax rate differs from the Federal income tax rate of 34% for the years ended December 31, 2001, 2000 and 1999 as a result of the following:

                                                Years ended December 31,
                                           2001            2000         1999
                                           ----            ----         ----
Tax benefit at statutory rate          $(2,433,000)   $(3,717,000)  $(1,461,000)
Non deductible expenses - equity comp.   1,375,000      1,002,000       168,000
Software development costs                 208,000       (209,000)     (138,000)
Recognition of license fees                      -        306,000             -
Depreciation                               168,000         50,000             -
State tax, net of federal benefit          (28,000)       (98,000)     (138,000)
Change in valuation allowance              710,000      2,666,000     1,569,000
                                       -----------    -----------   -----------
                                       $         -    $         -   $         -
                                       ===========    ===========   ===========

Net Loss Per Share

The Company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

Accounting for Long-Lived Assets

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2001 and 2000, respectively, the Company believes that there has been no impairment of long-lived assets, after recording the write down of equipment and the investment in foreignTVJapan.com during the year ended December 31, 2001. See Note 4.

Investment in foreignTVJapan.com

Investment in foreignTVJapan.com represent a 10% ownership in foreignTV, Inc., which management has recorded utilizing the cost method. See Note 10(d). Management does not exercise significant influence over the operating or financial policies over the affiliate. A portion of such investment is believed to be unrecoverable by management and is therefore was partially written down in 2001.

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

NOTE 3.    RESTATEMENT OF 2001, 2000 AND 1999 CONSOLIDATED FINANCIAL STATEMENTS

We made certain the following adjustment and reclassifications to the prior year's financial statements detailed as follows:

   a. Loans payable - related party of $243,478 and $50,000, as of December 31, 2001 and 2000, respectively was previously recorded as long-term liabilities has been reclassified as current liabilities.

   b. The $1,000,000 valuation of the beneficial conversion feature of the sale of the Series A Preferred Stock in 2001 for $1,000,000 was not previously recorded. The $1,000,000 non-cash deemed dividend has now been recorded and shown as increasing the net loss to common shareholders with no net change to the equity accounts.

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

   e. An allocation of depreciation of computer and other electronic equipment and amortization of capitalization software costs of $561,666, $603,202 and $131,280 for the years ended December 31, 2001, 2000 and 1999, respectively, have been reclassed to "Cost of Sales" based on managements estimate of such costs attributed to the product lines developed from "Selling, general and administrative expenses". Production costs previously reported as a separate line under "Expenses" of $81,328, $1,529,040 and $1,101,059 for the years ended December 31, 2001, 2000 and
      1999, respectively, was also reclassed to "Cost of Sales". A total reclass from"Expenses" was made of $3,710,313 cumulative through December 31, 2001 to Cost of Sales.

   f. Amortization costs recorded as "Other assets" under investing activities in the consolidated statement of cash flows of $303,090 for the year ended December 31, 2001 and cumulatively were reclassed to Amortization as an "Adjustment to reconcile net loss to net cash used in operating activities".

   g. The write down of the $59,000 Investment in foreignTVJapan.com was reclassed from investing activities to "Impairment of fixed assets / investment in foreignTVJapan.com as an "Adjustment to reconcile net loss to net cash used in operating activities" for the year ended December 31, 2001.

                                      F-9A

Note 4.    Leasehold Improvements and Equipment

As of December 31, 2001 and 2000, leasehold improvements and equipment consist of the following:

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

In 2001, reserve for fixed assets has been recorded due to its impairment. The fixed assets written down represented certain equipment noted above that is no longer being utilized due to the Company reducing their efforts to develop content. The impairment valuation was determined by management estimating the resale value of the equipment not being utilized. Due to the rapid technological changes in the computer industry most of the equipment not being used has been rendered useless.


Note 5.    Other Assets

As of December 31, 2001 and 2000, other assets include security deposits of $27,569 and $139,324, respectively. At December 31, 2000, included in other assets were intangible assets comprised of domain names of $121,140 and a prepaid commission of $141,750 relating to deferred revenues. The costs of domain names are being amortized over 24 months. The unamortized portion at December 31, 2000 was $49,585. At December 31, 2001, such costs have been fully amortized.

Note 6.    Loan Payable - Related Party

As of December 31, 2000, an employee of the Company made an advance of $50,000, bearing interest at 6% per annum and payable by March 21, 2002. The same employee made additional advances to the Company during calendar 2001 aggregating to $281,000. Approximately $152,000 of such advances were repaid during the year 2001. The remaining balance of such advances at December 31, 2001 was $178,758. In addition an officer of the Company advanced $64,720 to the Company during 2001. These advances are due on demand and bear interest at 6% per annum.


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

   c. During the fourth quarter of 1999, the Company sold 200,000 shares of common stock for $3.00 per share pursuant to a private placement for the sale of such unregistered securities. The Company received $459,000 of the sale of stock proceeds in 1999 and the remaining $141,000 by January 14, 2000. The $141,000 stock subscription was recorded as a current asset.

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

   j. On October 30, 2001, the Company sold 1,000 shares of Series A Convertible Preferred Stock to an institutional investor for $1,000,000. Each share of Series A Convertible Preferred Stock is convertible at any time or from time to time into 20,000 shares of common stock, or an aggregate of 20,000,000 shares of common stock if all of the Series A Convertible Preferred Stock is converted. The beneficial conversion feature was recorded as a non-cash deemed dividend during 2001, resulting in an increase in the loss applicable to common shareholders. The paid in capital accounts as a result of this adjustment was to record the value of the beneficial conversion feature to paid in capital by increasing such account by $1,000,000 and decreasing paid in capital for the deemed dividend of $1,000,000.

   k. At the annual meeting conducted on December 27, 2001, our stockholders approved the issuance of up to 20,000,000 shares of our common stock upon the conversion of our Series A convertible preferred stock. Each share of Series A convertible preferred stock is convertible at any time or from time to time into 20,000 shares of our common stock, or an aggregate of 20,000,000 shares of our common stock if all of the Series A Convertible Preferred Stock is converted. No payment is due to us upon the conversion. The Series A convertible preferred stock carries no voting rights except as may be required by law, provides for the payment of dividends only when and if dividends are declared and paid on shares of our common stock and then in a like amount, provides for a liquidation preference of $1,000 per share and is not redeemable by us.

   l. At the annual meeting conducted on December 27, 2001, our stockholders approved an amendment to our certificate of incorporation to increase the authorized number of shares of our common stock from 30,000,000 to 75,000,000.


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

                                      F-12A

Stock option activity for the year ended December 31, 2001, 2000 and 1999 is summarized as follows:

Employee Stock Option Plan:
                                                                Weighted Average
                                                   Shares        Exercise Price
                                                -------------   ----------------
        Outstanding at December 31, 1998               -        $        -
           Granted                                  499,500             6.30
           Exercised                                   -                 -
           Expired or cancelled                        -                 -
                                                -------------   ----------------
        Outstanding at December 31, 1999            499,500     $       6.30
           Granted                                1,735,000             6.28
           Exercised                                   -                 -
           Expired or cancelled                        -                 -
                                                -------------   ----------------
        Outstanding at December 31, 2000          2,234,500     $       6.29
           Granted                                     -                  -
           Exercised                                   -                  -
           Expired or cancelled                  (1,224,500)            5.55
                                                -------------   ----------------
        Outstanding at December 31, 2001          1,010,000     $       7.18
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


NOTE 11. Investment In foreignTVJapan.com

      We acquired a 10% ownership interest on January 8, 2000 for $159,000 when we signed a Local Affiliate Agreement ("Agreement") with foreignTVJapan.com. This company was developed to form associations with foreign entities with such foreign entities paying us for the use of one our domain names, a link to our website and the use of some content on our website. The agreement had a ten year term.In July 2000, we entered into an amended agreement with foreignTVJapan.com. which addressed their needs for additional content for their channel. Under the amended agreement, foreignTVJapan, Inc. agreed to double the affiliate license fees payable under the original agreement, from $10,000 month to $20,000 per month and to prepay $300,000 of this increased licensing fees in a single lump sum. We received the $300,000 lump sum payment in September 2000. Junichi Watanabe, one of our directors, has the right to attend the meetings of the board of directors of foreignTVJapan, Inc. We do not exercise significant influence over the operating or financial policies of this entity.