Form 10-K/A
period 2002-12-31
IA GLOBAL INC
filed 2004-02-03
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1

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

         The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2003 was approximately $1,887,000.

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

Item 6.  Selected Financial Data ............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................12

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .........26

Item 8.  Financial Statements and Supplementary Data ........................26


                                    PART III

Item 10. Directors and Executive Officers of the Registrant .................27

Item 11. Executive Compensation .............................................28

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters .....................30

Item 13. Certain Relationships and Related Transactions .....................31

Item 14. Controls and Procedures ............................................36


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ....37

SIGNATURES

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

RECENT DEVELOPMENTS

         On September 30, 2002, Inter Asset Japan ("IAJ") consummated a series of related transactions pursuant to which IAJ, together with its affiliates, became the majority stockholder of our company. As of such date, IAJ converted 1,000 shares of our Series A convertible preferred stock (the "Series A Preferred Stock") for 20,000,000 shares of our common stock (the "Conversion Shares"). IAJ had acquired the Series A Preferred Stock from us on October 30, 2001, in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Series A Preferred Stock into Conversion Shares.

         In connection with these transactions, Jonathan Braun, our President and Chief Executive Officer at that time, resigned as a director of our company effective September 30, 2002. On October 18, 2002, Mr. Braun resigned as our President and Chief Executive Officer. Mr. Braun's resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. Immediately following Mr. Braun's resignation as our President and Chief Executive Officer, our Board of Directors elected Alan Margerison to serve as one of our directors and appointed Mr. Margerison, President of IAJ, to serve as our President and Chief Executive Officer.

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

         In the initial stage of the revision of our business plan, we have made an acquisition of a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation. iAccele is engaged in the business of providing an Internet data transmission acceleration service. Its main product offering is named after the company, iAccele. This service allows narrow band users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. This speeds up web browsing and network services and accelerates email services. There is no need for the user to change his provider network connection. The iAccele product is based on a repeat subscriber business model. The subscriber to the service signs up for a 3 month or 1 year license, which provides them with a copy of the iAccele software and full access to the acceleration server.

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

         As well as pursuing these new areas of revenue sources, we still own the proprietary rights to the vToob software, and are looking into the possibility of licensing this software to other companies. The vToob software is discussed in Description of Business section below. We also believe that the combination of Vtoob and iAccele may bring us new business opportunities in the media technology industry. We may develop such software in-house or outsource its development to third parties.


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

         In the last three years we have attempted to extend cable TV's successful niche program model to our SLS broadband entertainment channels and to our video-on-demand channels. We are currently providing only "American" content on our StreamingUSA network, but may further seek content outside the United States.

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

         The Internet broadcasting market is highly competitive. Many of our major competitors of streaming video have ceased operations during the last year or two. However, we believe that we will be able to compete against or partner with a variety of content-based Internet companies, including Yahoo, MSN and AOL. Some of the principal competitive factors in this market include the ability to adapt to new technologies and enhance the quality of content transmission, the ability to deliver quality content to your target viewers and the ability to have available financial resources.

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

         Our direct competitors in the data acceleration market for the Internet include Propel, Artera and sourcenext. We are aware that other companies are currently providing an Internet data transmission acceleration service that targets Internet users. We can give no assurance that such users will accept the acceleration service provided by iAccele over the acceleration services provided by these other companies or that these or other companies will not develop technology that surpasses the technology of iAccele.

         Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. A number of these competitors have long established relationships with our customers and potential customers.

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

EMPLOYEES

         As of December 31, 2002, we had no full-time employees. In January 2003, we hired a controller on a part-time basis. Our two executive officers spend approximately thirty hours per week on our business. Accordingly, conflicts of interest may arise in the allocation of management time among their various business activities.

ITEM 2.  PROPERTIES

         In October 2002, we relocated our executive offices to Burlingame, California and terminated our lease for the premises located in Miami Beach, Florida. The rent payable by us for our Burlingame offices and facilities is approximately $1,000 per month. We believe our offices and operating facilities are adequate for our current purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on December 30, 2002. At that meeting, Alan Margerison, Satoru Hirai, Raymond Christinson and I. William Lane were elected as directors of our company. At that meeting, the shareholders also voted to amend our certificate of incorporation to change our name to "IA Global, Inc."

The results of the Annual Meeting were as follows:

                                      Votes                     Votes
       Director                        For                    Abstained
 --------------------------         ----------                ----------

 Alan Margerison                    33,016,242                16,781,314

 Satoru Hirai                       33,016,242                16,781,314

 Raymond Christinson                33,016,242                16,781,314

 I. William Lane                    33,016,242                16,781,314

 Change in the company name         33,016,242                16,781,314

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

         As of March 31, 2003, the closing price of the Company's common stock was $.10 per share. As of March 31, 2003, there were approximately 188 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

         We have currently 1,678,433 common stock purchase warrants outstanding (the "warrants"), which are listed on Amex under the symbol IAO.WS. There has been virtually no trading activity for the warrants during the past two fiscal years. On March 31, 2003, we announced that the expiration date of the warrants was extended to April 12, 2004 and the exercise price of the warrants was reduced to $3.50 per share.

DIVIDEND POLICY

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the Board of Directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

                               NUMBER OF SECURITIES TO        BE WEIGHTED AVERAGE -
                               ISSUED UPON EXERCISE OF         EXERCISE PRICE OF          NUMBER OF SECURITIES
                                 OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,       REMAINING AVAILABLE FOR
     PLAN CATEGORY               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS            FUTURE ISSUANCE
     -------------             -----------------------        --------------------       -----------------------
Equity compensation plans
   approved by security
   holders ....................      2,550,000                       $5.70                        0

Equity compensation plans
   not approved by
   security holders ...........              0                           0                        0
                                     ---------                       -----                        -

TOTAL .........................      2,550,000                       $5.70                        0

RECENT SALES OF UNREGISTERED SECURITIES

         As of September 16, 2002, we issued an aggregate of 125,000 shares of our common stock to Advanced Multimedia Group in satisfaction of its consulting services to our company. Such shares were recorded at a value of $10,000, or $0.08 per share. The common stock was not registered under the Securities Act of 1933 because such shares were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to
Section 4(2).

         Pursuant to a consulting services agreement effective December 1, 2001, Mr. Badner provided consulting services to us at a fixed monthly rate of $15,000, plus reimbursement for the actual cost of all reasonable expenses of travel and entertainment, promotional activities and other expenses incurred on behalf of us and our subsidiaries and our affiliates in connection with the performance of Mr. Badner's services under the agreement. We and Mr. Badner terminated this agreement as of September 25, 2002. Mr. Badner generally released us and IAJ and its affiliates from all liabilities, and we and Mr. Badner agreed to cooperate with each other in regard to maintaining our AMEX listing and in the development of our business and enhancement of the value of our company. In consideration of such cooperation and release and in full satisfaction of our obligations to Mr. Badner under the consulting agreement, we agreed to issue to Mr. Badner 2,000,000 shares of our common stock and agreed to effectuate a registration of such shares with the SEC. This issuance and sale was exempt from registration under the Securities Act by reason of the exemption afforded by Section 4(2) of that Act as a transaction not involving a public offering.

         On September 30, 2002, IAJ consummated a series of related transactions pursuant to which IAJ, together with its affiliates, became the majority stockholder of our company. As of such date, IAJ converted 1,000 shares of our Series A convertible preferred stock (the "Series A Preferred Stock") for 20,000,000 shares of our common stock (the "Conversion Shares"). IAJ had acquired the Series A Preferred Stock from us on October 30, 2001, in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Series A Preferred Stock into Conversion Shares. This issuance and sale was exempt from registration under the Securities Act by reason of the exemption afforded by Section 4(2) of that Act as a transaction not involving a public offering.

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

                                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                            2002         2001        2000        1999       1998*
                                                        ------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                   (dollars in thousands, except per share data)

     Revenue ........................................... $   406      $   709     $   390     $    46         --
     Net loss ..........................................  (1,493)      (6,239)     (9,531)     (3,760)        --
     Net loss to common shareholders ...................  (1,493)      (7,239)     (9,531)     (3,760)        --
     Net loss per share ................................   (0.04)       (0.39)      (0.91)      (0.41)        --

                                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                            2002         2001        2000        1999        1998
                                                        ------------------------------------------------------------
BALANCE SHEET DATA:                                                         (dollars in thousands)
     Total assets ......................................     451          240       2,132       6,482          7
     Long-term liability - deferred revenues ...........      --          305         785          --         --
 ----------

 * No operations existed for the short-year ended December 31, 1998.

                    SUMMARIZED QUARTERLY FINANCIAL DATA (Unaudited)

                                                 QUARTER ENDED, (in thousands)
                                                 -----------------------------
                                          March 31    June 30     Sept 30     Dec 31
                                          --------    -------     -------     -------
YEAR ENDED DECEMBER 31, 2002
Net revenues ...........................    $ 138     $    88     $   180     $     -
Gross profit (loss) ....................      103          64         180         (25)
Net income (loss) ......................     (170)       (260)        258      (1,321)
Net income (loss) to common shareholders     (170)       (260)        258      (1,321)
Net income (loss) per share to common
    shareholders .......................    (0.01)      (0.01)       0.01       (0.03)

YEAR ENDED DECEMBER 31, 2001

Net revenues ...........................    $ 195     $    85     $   447     $   (18)
Gross profit (loss) ....................      (40)       (160)        255         (47)
Net loss ...............................     (687)     (1,382)     (1,876)     (2,294)
Net loss to common shareholders ........     (687)     (1,382)     (1,876)     (3,294)
Net loss per share to common
    shareholders .......................    (0.06)      (0.09)      (0.10)      (0.14)

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

         During 2001, we refocused our business model to de-emphasize the offering of thematic video-on-demand networks in favor of a single network of special interest, continuously streaming broadband entertainment channels, using a previously unavailable technology called Simulated Live Stream, or SLS. In 2002 and 2003, we further revised our business plan to expand into other areas of media technology. We are shifting our revenue model from broadband entertainment channels and revenues derived from advertising, to a renewed focus on developing media technology products and services and on licensing revenues.

         We had total revenues in 2002 of $406,000, which was from license fees. We do not expect these license fees to recur in 2003. Our current business plan assumes that we will not derive any significant revenues during the first half of 2003. Due to our limited operating history, in particular, under our new business model, it is very difficult to predict our revenues beyond the first half of 2003.

         We have incurred net losses of $1.5 million, $6.2 million and $9.5 million for the years ended December 31, 2002, 2001 and 2000. We have generated very little revenue during the last three years. Our losses have been financed primarily by the sale of equity in our company and through the issuance of equity for services. We expect our net losses to continue, and possibly to increase, for the foreseeable future.

         In order to remain a going concern will require additional financing until such time as sufficient cash flows are generated from operations. We expect to incur operating losses through 2003 and we will need to obtain substantial additional financing in order to continue and expand our operations and to meet our cash flow needs. We do not know if additional financing, in excess of what is currently anticipated, will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

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

                                                 YEAR ENDED DECEMBER 31,                  2002             2001
                                        --------------------------------------         COMPARED TO     COMPARED TO
                                          2002           2001            2000             2001             2000
                                          ----           ----            ----             ----             ----
                                                (dollars in thousands)
Revenue ..............................  $   406        $   709         $   390            (42.7)%           81.8%
Cost of sales ........................       84            701           2,249            (88.0)           (68.8)
Gross profit (loss) ..................      322              8          (1,859)         3,925.0           (100.4)

Expenses:
   Selling, general and
     administrative expenses .........      903          5,420           7,424            (83.3)           (27.0)
   Write down of fixed assets ........       38            250             335            (84.8)           (25.4)
   Write down of capitalized
     development costs ...............       --            535              --                *                *
         Total expenses ..............      941          6,205           7,759            (84.8)           (20.0)

Loss from operations .................     (619)        (6,197)         (9,618)           (90.0)           (35.6)
Total other income ...................      211             17              87          1,141.1            (80.5)
Total other expense ..................   (1,085)           (59)             --          1,739.0                *
Net loss .............................   (1,493)        (6,239)         (9,531)           (76.1)           (34.5)
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

         Cost of sales of approximately $84,000 for the year ended December 31, 2002 and approximately $701,000 for the year ended December 31, 2001 is predominantly comprised of depreciation and amortization of software and equipment used in the production of the website and content production of $49,000 and $561,000, respectively. Production costs for the development of our original content for the year ended December 31, 2002 were approximately $22,000 as compared to approximately $81,000 for the year ended December 31, 2001. The production costs incurred in 2002 were residual costs incurred after the cessation of our own content production efforts in fiscal year 2001. Depreciation and amortization was reduced significantly for 2002 from 2001 due to the write down of assets used for content production written off during 2001 and the relocation of our executive offices from Miami, Florida to Burlingame, California, in the amounts of approximately $38,000 for the year ended December 31, 2002 and $250,000 for year ended December 31, 2001. We wrote down capitalized development expenses in the amount of approximately $534,000 during 2001.

         Our selling, general and administrative expenses were approximately $903,000 for the year ended December 31, 2002, consisting primarily of approximately $6,000 of depreciation and amortization, $526,000 in personnel costs, $90,000 in professional and consulting fees and the balance of $281,000 is for general administrative expenses such as rent, travel, and telephone, as compared to approximately $5.4 million for 2001, consisting of approximately $4.1 million in personnel costs (including $2.2 million of equity compensation), $340,000 in professional and consulting fees,$366,000 of depreciation and amortization and $535,000 in general administrative expenses such as rent, travel and telephone. The reduction in personnel costs, professional and consulting fees and other general and administrative costs from fiscal year 2001 to fiscal year 2002 is direct result of our not producing content. We recorded approximately $211,000 of other income during the year ended December 31, 2002 relating to the forgiveness of indebtedness due to negotiated settlements with several creditors.

         We incurred approximately $1.1 million as an interest expense during the year ended December 31, 2002. This expense was attributable to the beneficial conversion rights of funds loaned to us by a related party.


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

         Cost of sales of approximately $701,000 for the year ended December 31, 2001 and approximately $2.2 million for the year ended December 31, 2000 is predominantly comprised of depreciation and amortization of software and equipment used in the production of the website and content production of $561,000 and $603,000, respectively. Production costs for the development of our original content for the year ended December 31, 2001 were approximately $81,000 as compared to approximately $1.5 million for the year ended December 31, 2000. The reduction in production costs reflects the cessation of our own content production efforts in fiscal year 2001. Production costs include (i) data communications, (ii) software license fees, (iii) content license fees, where necessary in order to acquire additional content, and (iv) expenses of hiring and compensating employees who handle production and delivery of our content. Depreciation and amortization was reduced marginally for 2001 from 2000 due to the write down of assets being placed in service for content production. We have also written down certain of our fixed assets no longer employed in the production of content due to technological changes with the digitalization equipment utilized for content production and the relocation of our executive offices from New York City to Miami, Florida, in the amounts of $250,000 for the year ended December 31, 2001 and $335,000 for year ended December 31, 2000, which includes the closure of the Paris operations. We wrote down capitalized development expenses in the amount of approximately $535,000 during 2001.

         Our selling, general and administrative expenses were approximately $5.4 million for the year ended December 31, 2001, consisting primarily of approximately $4.1 million in personnel costs (including $2.2 million of equity compensation), $340,000 in professional and consulting fees, $366,000 of depreciation and amortization and the balance of $535,000 is for general administrative expenses such as rent, travel and telephone, as compared to approximately $7.4 million for 2000, consisting of approximately $3.9 million in personnel costs (including $1.2 million of equity compensation), $303,000 in professional and consulting fees, $3.2 million in general administrative expenses such as rent, travel and telephone.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements and by means of non-interest bearing loans, capital contributions from an affiliated person and the issuance of securities for services rendered. Net proceeds from these sales have totaled approximately $19.7 million as of December 31, 2002, with approximately $8.8 million raised in the initial public offering,$3.5 million raised in the private placements, $6.4 million in equity issued for services and $1.0 million related to a beneficial conversion feature. Additional funding was obtained in the form of loans from related parties, of which approximately $1.1 million was outstanding at December 31, 2002.

         For the year ended December 31, 2002, we used approximately $582,000 in connection with our operating activities. Such amount was primarily attributable to net losses, plus reductions in accounts payable, deferred revenue and accrued expenses offset by decreases in depreciation, stock and options issued for services and unearned compensation expenses. For the year ended December 31, 2002, $885,000 was provided by financing activities. This reflects a loan from a related party. For the year ended December 31, 2002, approximately $122,000 was provided by investing activities. This reflects $100,000 from the sale of our investment in foreignTVJapan.com, an affiliated entity.

         We believe that the growth of our operations will depend on our ability to develop and market the iAccele software. During the year ended December 31, 2002, we made no capital investments. We expect to have capital expenditures of approximately $830,000 in 2003 for the development of iAccele. We will need additional financing in order to finance a portion or all of these capital expenditures. Under our current strategy, we may seek to acquire one or more companies in other areas of media technology. Any such acquisition would require equity or debt financing. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

         On September 30, 2002, IAJ consummated a series of related transactions pursuant to which IAJ, together with its affiliates, became the majority stockholder of our company. As of such date, IAJ converted 1,000 shares of our Series A convertible preferred stock (the "Series A Preferred Stock") for 20,000,000 shares of our common stock (the "Conversion Shares"). IAJ had acquired the Series A Preferred Stock from us on October 30, 2001, in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Series A Preferred Stock into Conversion Shares.

         We owed David Badner, a stockholder and a former consultant of our company, $563,857 as of September 25, 2002 pursuant to a convertible promissory note dated May 31, 2002 (the "Convertible Promissory Note"). We have been informed by IAJ that as of September 25, 2002, IAJ LBO Fund, our largest stockholder, acquired the Convertible Promissory Note from Mr. Badner. The interest rate under the Convertible Promissory Note was 10% per annum.

         During the three months ended December 31, 2002, IAJ LBO Fund loaned us an additional $500,000 under the Convertible Promissory Note, thereby increasing the principal amount to $1,063,857. The proceeds from this additional loan were used for working capital purposes.

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

         At December 31, 2002, we had $444,000 in cash. We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of iAccele, and to acquire businesses. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, there can be no assurance that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company, from our major shareholder or otherwise.

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

Other Material Commitments:

The Company's contractual cash obligations as of February 1, 2003, are summarized in the table below.

                                                           Less Than                 Greater Than
 Contractual Cash Obligations      Total       1 Year      1-3 Years    3-5 Years      5 Years
 ----------------------------    ---------    ---------    ---------    ---------    ------------
 Operating leases                $   1,000    $   1,000      $   -        $   -         $   -

 Capital lease obligations               -            -          -            -             -

 Long term debt repayment        1,063,857    1,063,857          -            -             -

 Acquisitions                      830,000      830,000          -            -             -

 Capital expenditures                    -            -          -            -             -

CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

         Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 2 to our consolidated financial statements.

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

         We apply judgment to ensure that the criteria for recognizing revenues are consistently applied and achieved for all recognized sales transactions.

     LONG-LIVED ASSETS (INCLUDING TANGIBLE AND INTANGIBLE ASSETS)

         We acquired and built content for our website to conduct our global business operations. Such costs affected the amount of future period amortization expense and impairment expense that we incur and record as cost of sales. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgments regarding the existence of impairment indicators and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors. Future events could cause us conclude that impairment indicators exist and that other tangible or intangible assets is impaired.

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

         During 2002, the FASB issued SFAS No. 145, 147 and 148, which were amendments to existing SFAS's or other accounting pronouncements.

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

     - WE HAVE A LIMITED OPERATING HISTORY

         We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, We anticipate shifting the revenue model from broadband entertainment channels and revenues derived from advertising, to a renewed focus on developing media technology products and services and on licensing revenues. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for media technology products and services as well as Internet broadcasting.

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

     - WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO CONTINUE OPERATIONS

         We will require substantial additional financing in order to be able to continue operations beyond the first quarter of 2003, including the cash flow needs of iAccele and to acquire businesses. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, we have no current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. Sales of additional equity securities will result in substantial pro rata dilution to our present stockholders. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations or to cease operations altogether.

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

     - WE WILL BE UNABLE TO ATTRACT VIEWERS TO OUR NETWORKS AND THEIR CHANNELS IF THE PUBLIC REJECTS STREAMING TECHNOLOGY

         Our success will depend upon market acceptance of streaming technology as an alternative to broadcast television. Without streaming technology, viewers would not be able to initiate playback of our programming until such programming is downloaded in its entirety, resulting in significant waiting times. The acceptance of streaming technology will depend upon a number of factors, including market acceptance of streaming players such as Microsoft's Windows Media Player(TM), Real Networks' Real Player(TM), and Medium4.com Player, technological improvements to the Internet infrastructure to allow for improved video and audio quality and a reduction in Internet usage congestion. In addition, Internet congestion may interrupt audio and video streams, resulting in user dissatisfaction. Our prospects will be adversely affected if streaming media technology fails to achieve or maintain broad acceptance.

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

         The master affiliate agreement required Windfire to pay us a one time fee of $1,500,000, of which $500,000 was received in 2000. Revenues were recognized initially on a straight line basis over the sixty month term of this agreement. The Company terminated its master affiliate agreement in 2002 with mutually acceptable terms, requiring no additional services or monies to be exchanged or refunded in 2002.

         This recognition was accelerated in 2002 and 2001 based on management's analysis of the legal proceedings. The Company recognized revenue of $175,000 and $250,000 in 2002 and 2001, respectively.

         In 2001, the Company received $34,000 for the purchase of a foreignTV network. In 2002, our equity interest in foreignTVJapan.com, an affiliated entity, was sold for $200,000.

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

     - OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of December 31, 2002,Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ") collectively hold approximately 78.9% of the common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, our Director, President and Chief Executive Officer, currently serves as the President of Inter Asset Japan Co. Ltd, a Japanese venture capital company.

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

     - THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 2, 2002, 51.8 million shares of common stock were outstanding. Significant shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the Company, they may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144.

     - WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

         In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003. Such transactions are accompanied by a number of risks, including:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the year ended December 31, 2002, we do not engage in trading market risk sensitive instruments and do not purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, foreign currency exchange, commodity price or equity price risk. We have purchased no options and entered into no swaps. We have no bank borrowing facility that could subject us to the risk of interest rate fluctuations.

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

         ALAN MARGERISON has been President, Chief Executive Officer and a director of our company since October 2002. Mr. Margerison has also been President of Inter Asset Japan, a Japanese venture capital company, since 2001. Since 2001, he has also served as President and Chief Executive Officer of both Inter Asset Japan Co., Ltd. and Inter Asset Japan Animation Ltd., as Director and Partner of Inter Asset Europe Investment Advisory Ltd., as Director of Activated Content Corporation Ltd. and as Director of Inter Asset Japan Capital (Hong Kong) Ltd. Since 2002, Mr. Margerison has served as President and Chief Executive Officer of Inter Asset Japan REIT Holdings Co. Ltd, as Chairman of Alan Charles Margerison Golf Resort Co., Ltd, and as Audit Committee Director of both InfoshowerX Ltd. and Inter Asset Japan Investment Advisory. Mr. Margerison served as Partner of Japan Private Banking Consultants since 1999 and served as its President and Chief Executive Officer from 2001 to 2002. He served as an Associate with Magellan Tressider Tuohy, Japan from 1998 to 1999 and worked as an individual management consultant serving in private practice from 1997 to 1998.

         SATORU HIRAI has been our Chief Operating Officer and Chief Financial Officer since February 2003 and Secretary and a director of our company since October 2002. Mr. Hirai has also been Chief Executive Manager of Pacific United Partners, LLC, a consulting firm, since June 2001. Mr. Hirai was President of Pacific United Partners, Ltd (HK) from June 2000 to March 2001, when it ceased operations. He served as Manager, Asia Desk, of Cargill Investor Services from June 1999 to June 2000, as Vice President, Foreign Fixed Income, of Salomon Smith Barney (Japan) Ltd. from June 1996 to September 1998 and as Assistant Manager (Analyst), Financial Marketing, of Jardine Matheson K.K. from June 1991 to May 1996.

         HIROSHI KUBORI has been President and Chief Executive Officer of InfoShowerX Co., Ltd. since April 1999 and President and Chief Executive Officer of iAccele Co., Ltd since October 2002. iAccele has been a subsidiary of our company since February 10, 2003. Mr. Kubori served as a management director of Direct Internet Co., Ltd. from 1996 to 1999.

         RAYMOND CHRISTINSON has been a director of Intermedia Entertainment Co., Ltd since 2001. He served as a Manager of Y's International Co., Ltd. from 1995 to 2001 and as a Director and Chief Operating Officer from 1999 to 2001.

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


                                             SUMMARY COMPENSATION TABLE
                                                                                      LONG TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                                                     ------------
                                                  ANNUAL COMPENSATION                  NUMBER OF
                                          -------------------------------------       SECURITIES
       NAME AND                                                    OTHER ANNUAL       UNDERLYING       ALL OTHER
  PRINCIPAL POSITION        YEAR          SALARY        BONUS      COMPENSATION        OPTIONS        COMPENSATION
  ------------------        ----          ------        -----      ------------      ------------     ------------
Alan Margerison,            2002        $      0         $0             $0                $0               $0
President and Chief
Executive Officer(1)

Jonathan Braun,             2002        $      0         $0             $0                $0               $0
President and Chief         2001        $ 22,500         $0             $0                $0               $0
Executive Officer(2)        2000        $183,150         $0             $0                $0               $0

-----------

(1) Commenced as President and Chief Executive Officer, effective October 18, 2002. During the period from October 18, 2002 to December 31, 2002, Mr. Margerison was compensated by, and for his services to, Inter Asset Japan Co., Ltd., an affiliate of the controlling stockholder of our company. We entered into an employment agreement with Mr. Margerison on February 3, 2003. See below "Employment Agreements."

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

         Our two executive officers spend approximately thirty hours per week on our business. Accordingly, conflicts of interest may arise in the allocation of management time among their various business activities.

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

          NAME OF BENEFICIAL OWNER                     NUMBER           PERCENT
          ------------------------                     ------           -------

Directors and Officers

Alan Margerison..............................       55,083,515 (1)       78.9%
Satoru Hirai.................................            --                --
Hiroshi Kubori...............................            --                --
Raymond Christinson .........................            --                --
Masazumi Ishii...............................            --                --
Jun Kumamoto.................................            --                --
Chinin Tana..................................            --                --

Total Directors and Officers as a Group
     (7 Total) ..............................       55,083,515           78.9%

The symbol - means less than 1%

Greater Than 5% Ownership

Inter Asset Japan Co., Ltd.-

Inter Asset Japan LBO No. 1 Fund
  35F Atagao Greenhills Mori Tower
  2-5-1 Atago, Minato-Ku
  Tokyo 105-6235 Japan.......................       30,638,570 (2)(3)    43.8%

          NAME OF BENEFICIAL OWNER                     NUMBER           PERCENT
          ------------------------                     ------           -------

PBAA Fund Ltd.
  Woodbourne Hall
  P.O. Box 3162
  Road Town, Tortola
  British Virgin Islands ....................       11,344,945 (2)(4)    16.3%

Terra Firma Fund Ltd.
  Woodbourne Hall
  P.O. Box 3162
  Road Town, Tortola
  British Virgin Islands.....................       13,100,000 (2)       18.8%
---------
(1) Reflects the shares beneficially owned by IAJ LBO No. 1, PBAA and Terra Firma. These entities stated in a Schedule 13D filed with the SEC on March 3, 2003, and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, who currently serves as President of IAJ, together with his business partner, Mr. Hiroki Isobe, control each of IAJ, IAJ LBO Fund, PBAA and Terra Firma. The share ownership reflected in the Schedule 13D has been adjusted to include (a) the 10,638,570 shares related to the convertible promissory note held by IAJ LBO No. 1 (b) the 7,335,145 shares related to the PBAA loan.

(2) Although IAJ LBO Fund, PBAA and Terra Firma stated in a Schedule 13D filed with the SEC on July 17, 2003, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act, each entity stated in such schedule that it had sole voting and dispositive power with respect to all of the shares reported on the Schedule 13D. The share ownership reflected in the
Schedule 13D has been adjusted to include (a) the 10,638,570 shares related to the convertible promissory note held by IAJ LBO No. 1 (b) the 7,335,145 shares related to the PBAA loan.

(3) IAJ LBO Fund directly owned, as of March 31, 2003, 20,000,000 shares of our common stock, or approximately 28.7% of the outstanding shares of our common stock. Should IAJ choose to convert the principal amount of the Promissory Note that was outstanding on December 31, 2002 ($1,063,857), then IAJ LBO Fund would beneficially own 30,638,570 shares of our common stock, or approximately 43.8% of the outstanding common stock. Such conversion is subject to certain conditions including an amendment to our certificate of incorporation increasing our authorized common stock to at least 100,000,000 shares.

(4) PBAA directly owned as of March 31, 2003, 4,009,800 shares of our common stock, or approximately 5.7% of our common stock. Had PBAA converted its loan on February 10, 2003, PBAA would have received 7,335,145 shares of our common stock which, when added to its shares currently beneficially owned by PBAA, would increase its ownership to 11,344,945 shares or approximately 16.3% of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH INTER ASSET JAPAN

         Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the President of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of IAJ, IAJ LBO Fund, PBAA and Terra Firma.

         In order to help you understand the various transactions that are described in this section, the following table provides details on the affiliated parties owned or controlled by each of our Controlling Stockholders and certain other entities, as of February 1, 2003, that are relevant for purposes of understanding the related party transactions that have taken place:

         Inter Asset Japan LBO No. 1 Fund owns:

                                    Foreign TV Japan Co., Ltd..............66.7%
                                    InfoshowerX Co., Ltd...................42.7%
                                    IA Global, Inc.........................43.8%

         PBAA Fund Ltd. owns:
                                    IA Global, Inc.........................16.3%

         Terra Firma Fund Ltd. owns:
                                    IA Global, Inc.........................18.8%

         IA Global, Inc.
                                    iAccele Co., Ltd........................0.0%

         InfoshowerX Co., Ltd.
                                    iAccele Co., Ltd......................100.0%

Conversion of Preferred A Shares

         On September 30, 2002, IAJ consummated a series of related transactions pursuant to which IAJ, together with its affiliates, became the majority stockholder of our company. As of such date, IAJ converted 1,000 shares of our Series A convertible preferred stock (the "Series A Preferred Stock") for 20,000,000 shares of our common stock (the "Conversion Shares"). IAJ had acquired the Series A Preferred Stock from us on October 30, 2001, in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Series A Preferred Stock into Conversion Shares.

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

Debt to Preferred B Shares Conversion

         We owed David Badner, a stockholder and a former consultant of our company, $563,857 as of September 25, 2002 pursuant to a convertible promissory note dated May 31, 2002 (the "Convertible Promissory Note"). We have been informed by IAJ that as of September 25, 2002, IAJ LBO Fund, our largest stockholder, acquired the Convertible Promissory Note from Mr. Badner. The interest rate under the Convertible Promissory Note was 10% per annum.

         During the three months ended December 31, 2002, IAJ LBO Fund loaned us an additional $500,000 under the Convertible Promissory Note, thereby increasing the principal amount to $1,063,857. The proceeds from this additional loan were used for working capital purposes.

         The Convertible Promissory Note was convertible into our Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of our common stock.

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

         IAJ and its affiliates own an aggregate of 42.7% and Hiroshi Kubori, a director of our company as well as CEO of iAccele, own approximately 5% of the capital stock of InfoShowerX. InfoShowerX owns the balance of the capital stock of iAccele or 23.1%.

         InfoShowerX had outstanding indebtedness owed to IAJ. A portion of the payments that InfoShowerX received from iAccele, noted above, were used to repay some or all of its indebtedness to IAJ and its affiliates.

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

         In July 2000, we entered into an amended agreement with foreignTVJapan.com, which addressed their needs for additional content for their channel. Under the amended agreement, foreignTVJapan.com agreed to double the affiliate license fees payable under the original agreement, from $10,000 month to $20,000 per month and to prepay $300,000 of this increased licensing fees in a single lump sum. We received the $300,000 lump sum payment in September 2000. Junichi Watanabe, one of our directors, has the right to attend the meetings of the board of directors of foreignTVJapan.com. We do not exercise significant influence over the operating or financial policies of this entity. A portion of such investment was believed to be unrecoverable by management and was written down in 2001 by $59,000. The remaining recorded value of such ownership in foreignTVJapan.com of $100,000 was repurchased by them on September 25, 2002 for $100,000.

         In May-December 2002, IAJ LBO No 1 acquired a 66.7% ownership interest in foreignTVJapan Co., Ltd.

RELATIONSHIP WITH DAVID BADNER

         During the years ended December 31, 2001 and 2002, David Badner, a stockholder of our company and a consultant to our company from December 1, 2001 to September 25, 2002, either directly or through Raebrook Inc., a New York corporation and an investment consulting firm owned by Mr. Badner and Joseph N. Savasta, advanced us an aggregate of approximately $873,866 to help defray our cash flow needs. These advances were in the form of loans directly to us and direct payments to our creditors and suppliers. During the years ended December 31, 2001 and 2002, we repaid Mr. Badner approximately $355,009 of such advances. During the year ended December 31, 2002, Mr. Badner performed consulting services for which he was owed $45,000. By, September 25, 2002, we owed Mr. Badner an aggregate of $563,857 for such advances and consulting services under the terms and conditions of the Promissory Note, which is discussed in further detail under "Relationships with Inter Asset Japan." On September 25, 2002,
IAJ acquired the right, title and interest to the Promissory Note.

         In addition to the financing efforts of Mr. Badner discussed above, in 2000, Mr. Badner assisted us in identifying inefficiencies in our operations and in reducing or eliminating redundant overhead and unnecessary expenses. During the year ended December 31, 2001, Mr. Badner also assisted us in negotiating the reduction of our accounts payable to various unaffiliated third parties, with resultant savings to us of approximately $500,000. J.N. Savasta Corp., an insurance brokerage, owned by Mr. Badner and Mr. Savasta, also paid approximately $75,000 of our insurance premiums and replaced several of our insurance policies in effect at various times during that year with comparable coverages at substantially lower rates, with resultant savings to us in excess of $135,000 over an 18-month period. For these and other services rendered on our behalf during the year ended December 31, 2001, as well as in the immediately preceding year, and in recognition of the fact that Mr. Badner had essentially acted as our lender of last resort when we had exhausted all other possibilities for short-term financing, we privately issued to Mr. Badner and

J.N. Savasta Corp. 11,911,650 and 1,500,000 shares, respectively, of our common stock. We valued 12,411,650 of these shares at approximately $0.15 per share, which represented the approximate market price of our common stock on their respective dates of issuance during fiscal year 2001. We valued 1,000,000 of these shares at approximately $0.18 per share, which represented the approximate market price of our common stock on the date of issuance during fiscal year 2001.

         Pursuant to consulting services agreement effective December 1, 2001, Mr. Badner provided consulting services to us at a fixed monthly rate of $15,000 plus reimbursement for the actual cost of all reasonable expenses of travel and entertainment, promotional activities and other expenses incurred on behalf of us and our subsidiaries and our affiliates in connection with the performance of the Mr. Braun's services under the agreement. We and Mr. Badner terminated this agreement on September 25, 2002. Mr. Badner generally released us and IAJ and their affiliates from all liabilities, and we and Mr. Badner agreed to cooperate with each other in regard to our American Stock Exchange listing and in the development of our business and enhancement of the value of our company. In consideration of such cooperation, we have issued to Mr. Badner 2,000,000 shares of our common stock and agreed to effectuate a registration of such shares with the SEC. We valued the remaining 2,000,000 shares at $.08 per share, which represented the market price of our common stock on the respective dates of issuance on September 25,2002.

CORPORATE APARTMENT

         In February 2001, we leased a corporate apartment in Miami, Florida for the use of Jonathan Braun, our President and Chief Executive Officer at the time, and David Badner. These individuals used the apartment while in the process of relocating our executive offices to Miami. The monthly rental expense was approximately $3,800. The corporate apartment was justified as being more cost effective than hotel expense for those two individuals while in Miami on business for the Company. In mid-2001, David Badner began paying for two-thirds of the monthly rental expense and using the apartment for his personal use in such promotion. Mr. Badner began paying 100% of the monthly rental expense in April, 2002.

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

Consolidated Statement of Stockholders' Equity
     (Deficiency) for the years ended December 31,
     2002, 2001 and 2000....................................................F-4

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

     10.1      1999 Stock Option Plan (2)

     10.2 Agreement and Assignment dated as of September 25, 2002 by and among David Badner, Inter Asset Japan Co., Ltd. and Medium4.com, Inc.(6)

     10.3 Release and Indemnity dated as of September 25, 2002 by and among Jonathan Braun, Inter Asset Japan Co., Ltd. and Medium4.com, Inc.
               (6)

     10.4      Employment Agreement of Alan Margerison

     10.5      Employment of Satoru Hirai

     10.6      2000 Stock Option Plan (7)

     21.1      Subsidiaries of the Registrant

     23.1      Consent of Radin, Glass & Co., LLP

     31.1      Rule 13a-14(a)/15d-14 (a) Certifications

     31.2      Rule 13a-14(a)/15d-14 (a) Certifications

     31.3      Rule 13a-14(a)/15d-14 (a) Certifications

     32.1      Section 1350 Certifications

     32.2      Section 1350 Certifications

     32.3      Section 1350 Certifications

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

(7) Filed as an exhibit to Registrant's Definitive Form 14A filed on June 6, 2000, and incorporated herein by reference.

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Directors
IA Global, Inc. (Formerly: Medium4.com, Inc.)

We have audited the accompanying consolidated balance sheets of IA Global, Inc. (A development stage enterprise) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years ended December 31, 2002, 2001, 2000, and the cumulative period November 12, 1998 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, including a net loss of approximately $1.5 million for the year ended December 31, 2002, and has a working capital deficiency as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                        /s/ Radin, Glass & Co., LLP
                                        Certified Public Accountants
New York, New York
February 28, 2003

                                 IA Global, Inc.
                        (A development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                                      Restated
                                                                       Note 3
                                     ASSETS

CURRENT ASSETS:
Cash .............................................  $    444,383   $     18,380
Other current assets .............................             -            376
                                                    ------------   ------------
Total current assets .............................       444,383         18,756

INVESTMENT IN FOREIGNTVJAPAN.COM                               -        100,000

LEASEHOLD IMPROVEMENTS and EQUIPMENT, NET ........           812         93,511

OTHER ASSETS .....................................         5,477         27,569
                                                    ------------   ------------
                                                    $    450,672   $    239,836
                                                    ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable .................................  $    246,352   $    343,960
Accrued expenses .................................        31,000        211,843
Loan payable - related party .....................     1,063,858        243,479
                                                    ------------   ------------
Total current liabilities ........................     1,341,210        799,282

LONG-TERM LIABILITY - deferred revenues ..........             -        305,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
Convertible preferred stock $.01 par value
  5,000 shares authorized: Series A
  Preferred Stock - -0- and 1,000, issued
  outstanding, respectively (liquidation
  value of $1,000,000) ...........................             -             10
Series B preferred Stock -
  -0- issued and outstanding .....................             -              -
Common stock, $.01 par value; 75,000,000 shares
  authorized, 51,797,556 and 29,672,556 issued
  and outstanding, respectively ..................       517,976        296,726
Paid in capital ..................................    19,744,331     18,664,745
Deficit accumulated during development stage .....   (21,022,845)   (19,530,138)
Unearned compensation expense ....................       (80,000)      (245,789)
Treasury stock ...................................       (50,000)       (50,000)
                                                    ------------   ------------
Total stockholder's equity (deficiency) ..........      (890,538)      (864,446)
                                                    ------------   ------------
                                                    $    450,672   $    239,836
                                                    ============   ============

                 See notes to consolidated financial statements

                                                 IA Global, Inc.
                                        (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                    Cumulative
                                                                                                   November 12,
                                                                                                      1998
                                                           Year ended December 31,                (inception) to
                                                ----------------------------------------------     December 31,
                                                    2002             2001             2000             2002
                                                ------------     ------------     ------------     ------------

                                                  Restated         Restated         Restated         Restated
                                                   Note 3           Note 3           Note 3           Note 3
REVENUE ....................................    $    406,046     $    708,803     $    390,354     $  1,551,003


COST OF SALES ..............................          84,280          700,443        2,249,397        4,266,459
                                                ------------     ------------     ------------     ------------

GROSS PROFIT (LOSS) ........................         321,766            8,360       (1,859,043)      (2,715,456)
                                                ------------     ------------     ------------     ------------

EXPENSES:
Selling, general and administrative expenses         903,001        5,420,437        7,423,915       16,533,734
Write down of fixed assets .................          37,759          250,000          334,922          622,681
Write down of capitalized development costs                -          534,498                -          534,498
                                                ------------     ------------     ------------     ------------
Total expenses .............................         940,760        6,204,935        7,758,837       17,690,913
                                                ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS .......................        (618,994)      (6,196,575)      (9,617,880)     (20,406,369)
                                                ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE):
Interest income ............................             212            1,351           86,809          292,079
Write down of investments ..................               -          (59,000)               -          (59,000)
Interest expense ...........................      (1,084,620)               -                -       (1,084,620)
Loss on marketable securities ..............               -                -                -         (125,445)
Other income ...............................         210,695           15,332                -          228,640
                                                ------------     ------------     ------------     ------------
Total other income (expense) ...............        (873,713)         (42,317)          86,809         (748,346)
                                                ------------     ------------     ------------     ------------

LOSS BEFORE TAXES ..........................      (1,492,707)      (6,238,892)      (9,531,071)     (21,154,715)

INCOME TAX EXPENSE .........................               -                -                -           14,000
                                                ------------     ------------     ------------     ------------

NET LOSS ...................................      (1,492,707)      (6,238,892)      (9,531,071)     (21,168,715)
Deemed dividends (Note 7) ..................               -       (1,000,000)               -                -
                                                ------------     ------------     ------------     ------------
NET LOSS to common shareholders ............      (1,492,707)      (7,238,892)      (9,531,071)     (22,168,715)
Other comprehensive income, net of tax:
Foreign currency translation adjustments ...               -                -                -          (17,052)
                                                ------------     ------------     ------------     ------------
Comprehensive loss available to
    common shareholders ....................    $ (1,492,707)    $ (7,238,892)    $ (9,531,071)    $(22,185,767)
                                                ============     ============     ============     ============

Weighted average shares of common stock
outstanding ................................      36,480,248       18,334,433       10,494,789

Net loss per share to common shareholders...    $      (0.04)    $      (0.39)    $      (0.91)
                                                ============     ============     ============

                                 See notes to consolidated financial statements

                                                       F-3

                                                       IA Global, Inc.
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)


                                               Preferred Stock           Common Stock            Additional
                                              ------------------    ------------------------      Paid in        Accumulated
                                              Shares     Amount       Shares       Amount         Capital          Deficit
                                              ------    --------    ----------   -----------    ------------    ------------
Balance as of November 12, 1998 (inception)        -    $      -     8,300,000   $    83,000     $         -     $         -
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 1998 ...........        -           -     8,300,000        83,000               -               -

Receipt of stock subscription .............        -           -             -             -               -               -
Sale of common stock - initial
      public offering .....................        -           -     1,678,433        16,784       8,766,768               -
Sale of common stock - private placement ..        -           -       200,000         2,000         598,000               -
Stock options issued for services .........        -           -             -             -       2,424,246               -
Accumulated other comprehensive income ....        -           -             -             -               -               -
Unearned compensation expense .............        -           -             -             -               -               -
Net loss ..................................        -           -             -             -               -      (3,760,176)
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 1999 ...........        -    $      -    10,178,433   $   101,784    $ 11,789,014    $ (3,760,176)

Proceed from sale of common
      stock, net of expenses ..............        -           -     1,727,763        17,278       1,363,104               -
Stock issued for services .................        -           -       360,000         3,600         356,400               -
Stock options issued for services .........        -           -             -             -       1,489,625               -
Accumulated other comprehensive income ....        -           -             -             -               -               -
Unearned compensation expense .............        -           -             -             -               -               -
Net loss ..................................        -           -             -             -               -      (9,531,071)
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 2000 ...........        -    $      -    12,266,196   $   122,662    $ 14,998,143    $(13,291,247)

Proceeds from sale of preferred stock .....    1,000          10             -             -         995,990               -
Proceed from sale of common stock .........        -           -     2,821,360        28,214         446,562               -
Stock issued for services .................        -           -    14,585,000       145,850       2,224,050               -
Treasury stock ............................        -           -             -             -               -               -
Unearned compensation expense .............        -           -             -             -               -               -
Net loss ..................................        -           -             -             -               -      (6,238,892)
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 2001 ...........    1,000    $     10    29,672,556   $   296,726    $ 18,664,745    $(19,530,139)

Proceeds from conversion of preferred
      shares ..............................   (1,000)        (10)   20,000,000       200,000        (199,990)              -
Stock issued for services .................        -           -     2,125,000        21,250         151,000               -
Valuation of beneficial conversion feature         -           -             -             -       1,063,857               -
Contribution of capital ...................        -           -             -             -          64,719               -
Unearned compensation expense .............        -           -             -             -               -               -
Net loss ..................................        -           -             -             -               -      (1,492,707)
                                              ------    --------    ----------   -----------    ------------    ------------

Balance as of December 31, 2002 ...........        -    $      -    51,797,556   $   517,976    $ 19,744,331    $(21,022,845)
                                              ======    ========    ==========   ===========    ============    ============

                                                                                                                (continued)
                                        See notes to consolidated financial statements

                                                             F-4A

                                                       IA Global, Inc.
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                                                         (continued)
                                                               Accumulated                                        Total
                                                                 Other                         Unearned        Stockholders
                                               Subscription   Comprehensive    Treasury      Compensation         Equity
                                                Receivable       Income         Stock           Expense        (Deficiency)
                                               ------------   -------------    --------       -----------       -----------
Balance as of November 12, 1998 (inception)      $(83,000)      $      -       $      -       $         -       $         -
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 1998 ...........       (83,000)             -              -                 -                 -

Receipt of stock subscription .............        83,000              -              -                 -            83,000
Sale of common stock - initial
      public offering .....................             -              -              -                 -         8,783,552
Sale of common stock - private placement ..             -              -              -                 -           600,000
Stock options issued for services .........             -              -              -                 -         2,424,246
Accumulated other comprehensive income ....             -        (17,052)             -                 -           (17,052)
Unearned compensation expense .............             -              -              -        (2,121,215)       (2,121,215)
Net loss ..................................             -              -              -                 -        (3,760,176)
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 1999 ...........      $      -       $(17,052)      $      -       $(2,121,215)      $ 5,992,355

Proceed from sale of common
      stock, net of expenses ..............             -              -              -                 -         1,380,382
Stock issued for services .................             -              -              -                 -           360,000
Stock options issued for services .........             -              -              -                 -         1,489,625
Accumulated other comprehensive income ....             -         17,052              -                 -            17,052
Unearned compensation expense .............             -              -              -           720,547           720,547
Net loss ..................................             -              -              -                 -        (9,531,071)
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 2000 ...........      $      -       $      -       $      -       $(1,400,668)      $   428,890

Proceeds from sale of preferred stock .....             -              -              -                 -           996,000
Proceed from sale of common stock .........             -              -              -                 -           474,776
Stock issued for services .................             -              -              -                 -         2,369,900
Treasury stock ............................             -              -        (50,000)                -           (50,000)
Unearned compensation expense .............             -              -              -                 -                 -
Net loss ..................................             -              -              -         1,154,880        (5,084,012)
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 2001 ...........      $      -       $      -       $(50,000)      $  (245,788)      $  (864,445)

Proceeds from conversion of preferred
      shares ..............................             -              -              -                 -                 -
Stock issued for services .................             -              -              -          (160,000)           12,250
Valuation of beneficial conversion feature              -              -              -                 -         1,063,857
Contribution of capital ...................             -              -              -                 -            64,719
Unearned compensation expense .............             -              -              -           325,788           325,788
Net loss ..................................             -              -              -                 -        (1,492,707)
                                                 --------       --------       --------       -----------       -----------

Balance as of December 31, 2002 ...........      $      -       $      -       $(50,000)      $   (80,000)      $  (890,538)
                                                 ========       ========       ========       ===========       ===========

                                        See notes to consolidated financial statements

                                                             F-4B

                                                        IA Global, Inc.
                                               (A Development Stage Enterprise)

                                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                                  Cumulative
                                                                                                                 November 12,
                                                                                                                     1998
                                                                       Year ended December 31,                  (inception) to
                                                           -----------------------------------------------       December 31,
                                                              2002              2001              2000              2002
                                                           -----------       -----------       -----------       ------------
                                                                              Restated          Restated           Restated
                                                                               Note 3            Note 3             Note 3
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................      $(1,492,707)      $(6,238,892)      $(9,531,071)      $(21,022,845)
Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation ........................................           54,940           267,605           372,961            820,507
Amortization ........................................                -           659,559           297,264            977,690
Impairment of fixed assets / investment in
 foreignTVJapan.com .................................                -           309,000                 -            309,000
Write down of fixed assets ..........................           37,759                 -           334,922            372,681
Write down of software development costs ............                -           534,498                 -            534,498
Unearned compensation expense .......................          165,788         1,154,880           720,547          2,041,215
Valuation of beneficial conversion feature ..........        1,063,857                 -                 -          1,063,857
Common stock and options issued for services ........          172,250         2,369,900         1,849,625          4,694,806
Accounts receivable .................................                1                 -            12,800                  -
Other current assets ................................              376            13,761           364,686                  -
Accounts payable ....................................          (97,608)         (170,679)          258,245            246,352
Accrued expenses ....................................         (180,843)         (141,655)          120,191             31,000
Deferred revenue ....................................         (305,000)         (480,000)          785,000                  -
Due to related parties ..............................                -                 -                 -             (6,670)
                                                           -----------       -----------       -----------       ------------

NET CASH USED IN OPERATIONS .........................         (581,187)       (1,722,023)       (4,414,830)        (9,937,909)
                                                           -----------       -----------       -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in foreignTVJapan.com ....................          100,000                 -                 -            (59,000)
Other assets ........................................           22,092                 -          (147,201)          (301,897)
Purchases of capital expenditures ...................                -            75,466        (1,097,504)        (2,653,098)
Marketable securities ...............................                -               220         4,159,198                  -
                                                           -----------       -----------       -----------       ------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES .          122,092            75,686         2,914,493         (3,013,995)
                                                           -----------       -----------       -----------       ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Sale of common stock ................................                -           474,776         1,380,382         11,238,710
Sale of preferred stock .............................                -           996,000                 -            996,000
Purchase of treasury stock ..........................                -           (50,000)                -            (50,000)
Change in subscription receivable ...................                -                 -                 -             83,000
Loan payable  - related party .......................          885,098           193,479            50,000          1,128,577
Accumulated other comprehensive income ..............                -                 -            17,052                  -
                                                           -----------       -----------       -----------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...........          885,098         1,614,255         1,447,434         13,396,287
                                                           -----------       -----------       -----------       ------------

NET (DECREASE) INCREASE IN CASH .....................          426,003           (32,082)          (52,903)           444,383

CASH, beginning of the period .......................           18,380            50,461           103,364                  -
                                                           -----------       -----------       -----------       ------------

CASH, end of the period .............................      $   444,383       $    18,380       $    50,461       $    444,383
                                                           ===========       ===========       ===========       ============

Supplemental disclosures of cash flow information:

Interest paid .......................................      $         -       $         -       $         -       $          -
Taxes paid ..........................................      $         -       $     4,889       $     4,600       $          -

Non cash financing activities:
Common stock and options issued for services ........      $   172,250       $ 2,369,900       $ 1,489,625       $          -
Contribution of debt to equity ......................      $    64,719       $         -       $         -       $          -
Conversion of preferred stock to common stock .......      $   200,000       $         -       $         -       $          -

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


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and at December 31, 2002 had negative working capital of approximately $897,000 and a stockholders' deficit of approximately $891,000. Unless the Company raises additional investment, there is substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional funding. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, there can be no assurance that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

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

SOFTWARE DEVELOPMENT COSTS

The Company capitalized software development costs in accordance with SFAS 86 and EITF 00-2 and SOP 98-1. At December 31, 2000, the Company capitalized $833,649 of such software development costs, net of accumulated amortization. The costs were amortized over 30 months on a straight-line basis. At December 31, 2001, such costs were written off.

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

STOCK BASED COMPENSATION

The Company has a stock-based employee compensation plans, which are described more fully in Note 8. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all stock options granted under that plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                              Year ended December 31,
                                       2002            2001            2000
                                       ----            ----            ----
Net loss available to common
 shareholder, as reported ......   $(1,492,707)    $(7,238,892)    $ (9,531,071)

Deduct: Total stock-based
 employee compensation
 expense determined under
 fair value based method for
 all awards, net of related
 tax effects ...................         -            (487,502)      (3,114,982)

Pro-forma net loss available
 to common shareholder .........   $(1,492,707)    $(7,726,394)    $(12,646,053)

Earnings per share:
Basic - as reported ............   $      (.04)    $      (.39)    $       (.91)
Basic - pro-forma ..............   $      (.04)    $      (.42)    $      (1.20)

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

INCOME TAXES

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has a net operating loss carryforward of approximately $12 million, which expires at various times through the year 2021.

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

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At December 31, 2002 and 2001, respectively, the Company believes that there has not been an impairment of long-lived assets, after recording the write down of equipment and the investment in foreignTVJapan.com during the year ended December 31, 2002. See Note 4.

INVESTMENT IN FOREIGNTVJAPAN.COM

We acquired a 10% ownership interest on January 8, 2000 for $159,000 when we signed a Local Affiliate Agreement ("Agreement") with foreignTVJapan.com. This company was formed to develop associations with foreign entities with such foreign entities paying us for the use of one our domain names, a link to our website and the use of some content on our website. The agreement had a ten year term. and the Company has recorded this investment utilizing the cost method. See Note 10(d)and 12.

We do not exercise significant influence over the operating or financial policies of this entity. A portion of such investment was believed to be unrecoverable by management and was written down in 2001 by $59,000. The remaining recorded value of such ownership in foreignTVJapan.com of $100,000 was repurchased by them on September 25, 2002 for $100,000.

In May-December 2002, IAJ LBO No 1 acquired a 66.7% ownership interest in foreignTVJapan Co., Ltd.

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

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were amendments to existing SFAS's or other accounting pronouncements.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

NOTE 3.  RESTATEMENT OF 2002, 2001 AND 2000 CONSOLIDATED FINANCIAL STATEMENTS

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

h. Production expenses of $21,728 for the year ended December 31, 2002, previously reported as a separate line in the consolidated statement of operations under "expenses" have been reclassed to be included in "cost of sales".

NOTE 4.  LEASEHOLD IMPROVEMENTS AND EQUIPMENT

As of December 31, leasehold improvements and equipment consist of the following:

                                                 2002            2001
                                              -----------    -----------
         Leasehold improvements ..........    $         -    $    25,053
         Furniture & fixtures ............              -        262,558
         Computer equipment ..............            812        421,946
         Camera equipment ................              -        178,424
         Other equipment .................              -        315,760
                                              -----------    -----------
                                                      812      1,203,741
         Less:  accumulated depreciation .              -       (860,230)
         Less:  impairment of fixed assets              -       (250,000)
                                              -----------    -----------
                                              $       812    $    93,511
                                              ===========    ===========

The company disposed of its leasehold improvements and equipment due to relocation to California during 2002. The fixed assets written down represented certain equipment noted above that is no longer being utilized due to the Company reduced efforts to develop content. The impairment valuation was determined by management estimating the resale value of the equipment not being utilized. Due to the rapid technological changes in the computer industry most of the equipment not being used has been rendered useless.

NOTE 5.  OTHER ASSETS

As of December 31, 2002 and 2001, other assets include prepaid legal fees of $5,477 and security deposit of $27,569, respectively.

NOTE 6.  LOAN PAYABLE - RELATED PARTY

a. As of December 31, 2000, a consultant of the Company made an advance of $50,000, bearing interest at 6% per annum and payable by March 21, 2002. The same consultant made additional advances to the Company during calendar 2001 aggregating to $281,000. Approximately $152,000 of such advances were repaid during the year 2001. The remaining balance of such advances at December 31, 2001 was $178,759. In addition an officer of the Company advanced $64,720 to the Company during 2001. These advances are due on demand and bear interest at 6% per annum. All of these advances were repaid during 2002.

b. During 2002, the consultant made additional advances to the Company in the amount of $563,857. Another shareholder purchased the loans made by the above employee and advanced additional $500,000 to the Company in the fourth quarter of 2002. These cumulative advances were formalized with a Mezzanine Financing Loan Agreement and a Convertible Promissory Note covering such cumulative advances made to the Company. The Convertible Promissory Note bears interest at 10% per annum and is payable upon five days notice. The Convertible Promissory Note is convertible into Series B Preferred Shares "Series B Shares" based on a price per share of $1,000 and the Series B Shares are convertible at any time by the holder into common stock at $.0001 per share.

c. The amount outstanding to related party of $1,063,857 is due to a shareholder and a related party to the same shareholder. The beneficial conversion feature of this Series B Shares, pursuant to EITF 98-5 and as amended by EITF 00-27, has a recorded value of $1,063,857, which has been limited to the proceeds of the sale of this preferred pursuant to the EITF 98-5. This beneficial conversion feature was recorded as interest expense in 2002, since such Convertible Promissory Note is convertible immediately by the holder.

NOTE 7.  EQUITY TRANSACTIONS

a. In November 1998, the founders of the Company issued 8,300,000 shares of common stock to themselves for $83,000. Such funds were received in 1999.

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

c. During the fourth quarter of 1999, the Company sold 200,000 shares of common stock for $3.00 per share pursuant to a private placement for the sale of such unregistered securities. The Company received $459,000 of the sale of stock proceeds in 1999 and the remaining $141,000 by January 14, 2000. The $141,000 stock subscription was recorded as a other current asset as of December 31, 1999.

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

j. In the second, third and fourth quarters of 2001, the Company sold 2,000,000 shares of common stock pursuant to a private placement at $.15 per share, 400,000 shares at $.20 per share, 100,000 shares at $.20 per share and 23,760 at $.01 per share all expenses relating to the shares sold have been deducted as a cost of raising such capital.

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

Stock option activity for the year ended December 31, 2002, 2001 and 2000 is summarized as follows:

Employee Stock Option Plan:
                                                        Weighted Average
                                             Shares      Exercise Price
                                           ----------   ----------------
         Outstanding at December 31, 1999     499,500        $ 6.30
            Granted .....................   1,735,000          6.28
            Exercised ...................           -             -
            Expired or cancelled ........           -             -
                                           ----------        ------
         Outstanding at December 31, 2000   2,234,500          6.29
            Granted .....................           -             -
            Exercised ...................           -             -
            Expired or cancelled ........   1,224,500          5.55
                                           ----------        ------
         Outstanding at December 31, 2001   1,010,000          7.18
            Granted .....................           -             -
            Exercised ...................           -             -
            Expired or cancelled ........  (1,010,000)         7.18
                                           ----------        ------
         Outstanding at December 31, 2002           -        $    -
                                           ==========        ======

Non - Employee Stock Option Plan:
                                                        Weighted Average
                                             Shares      Exercise Price
                                           ----------   ----------------
         Outstanding at December 31, 1999     723,500        $ 6.63
            Granted                         1,826,500          5.33
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2000   2,550,000          5.70
            Granted                                 -             -
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2001   2,550,000          5.70
            Granted                                 -             -
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2002   2,550,000        $ 5.70
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

If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share for the years ended December 31, 2002, 2001 and 2000, would have been approximately, $1,492,707 and $(.04), $7,726,394 and $(.42) and $12,646,053 and $(1.20), respectively.

The non-employee stock options outstanding are fully vested. The compensation expense attributed to the issuance of these stock options will be amortized over twenty four months. the term of service arrangement. These stock options are exercisable for five years from the grant date.

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

b. In May 2000, the Company entered into a master affiliate agreement with Windfire International Corporation, Ltd. ("Windfire"), a British Virgin Islands Corporation, pursuant to which the Company granted Windfire the exclusive right for an initial term of five years to grant licenses solely to persons and entities acceptable to the Company for the establishment and operation within the nations of Brunei, Indonesia, Kenya, Malaysia, the Philippines, Singapore, South Africa, Tanzania, Thailand and Uganda of Internet sites that will comprise discrete channels upon one or more of our network of web sites.

The master affiliate agreement required Windfire to pay us a one time fee of $1,500,000, of which $500,000 was received in 2000. Revenues were recognized initially on a straight line basis over the sixty month term of this agreement. The Company terminated its master affiliate agreement in 2002 with mutually acceptable terms, requiring no additional services or monies to be exchanged or refunded in 2002.

This recognition was accelerated in 2002 and 2001 based on management's analysis of the legal proceedings. The Company recognized revenue of $175,000 and $250,000 in 2002 and 2001, respectively.

In 2001, the Company received $34,000 for the purchase of a foreignTV network. The remaining recorded value of such ownership in foreignTVJapan.com of $100,000 was repurchased by them during 2002 for $200,000.

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

NOTE 12. INVESTMENT IN FOREIGNTVJAPAN.COM

We acquired a 10% ownership interest on January 8, 2000 for $159,000 when we signed a Local Affiliate Agreement ("Agreement") with foreignTVJapan.com. This company was formed to develop associations with foreign entities with such foreign entities paying us for the use of one our domain names, a link to our website and the use of some content on our website. The agreement had a ten year term.

In July 2000, we entered into an amended agreement with foreignTVJapan.com, which addressed their needs for additional content for their channel. Under the amended agreement, foreignTVJapan.com agreed to double the affiliate license fees payable under the original agreement, from $10,000 month to $20,000 per month and to prepay $300,000 of this increased licensing fees in a single lump sum. We received the $300,000 lump sum payment in September 2000. Junichi Watanabe, one of our directors, has the right to attend the meetings of the board of directors of foreignTVJapan.com. We do not exercise significant influence over the operating or financial policies of this entity. A portion of such investment was believed to be unrecoverable by management and was written down in 2001 by $59,000. The remaining recorded value of such ownership in foreignTVJapan.com of $100,000 was repurchased by them on September 25, 2002 for $100,000.

In May-December 2002, IAJ LBO No 1 acquired a 66.7% ownership interest in foreignTVJapan Co., Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IA GLOBAL, INC.


Date: February 3, 2004                  By: /s/ Alan Margerison
                                            -------------------
                                            Alan Margerison
                                            President, Chief Executive Officer
                                            and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                              TITLE                         DATE
----------                              -----                         ----

/s/ Alan Margerison             President, Chief Executive      February 3, 2004
-----------------------         Officer and Director
Alan Margerison                 (Principal Executive Officer)

/s/ Satoru Hirai                Secretary (Principal            February 3, 2004
-----------------------         Financial Officer and
Satoru Hirai                    Principal Accounting Officer)

/s/ Raymond Christinson         Director                        February 3, 2004
-----------------------
Raymond Christinson

/s/ Masazumi Ishii              Director                        February 3, 2004
-----------------------
Masazumi Ishii

/s/ Hiroshi Kubori              Director                        February 3, 2004
-----------------------
Hiroshi Kubori

/s/ Jun Kumamoto                Director                        February 3, 2004
-----------------------
Jun Kumamoto

                                Director
-----------------------
Chinin Tana