Form 10-Q/A
period 2003-03-31
IA GLOBAL INC
filed 2004-02-03
CIK 1077634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                AMENDMENT NO. 1


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

         As of March 31, 2003 there were issued and outstanding 51,797,556 shares of the Registrant's Common Stock.

                                 IA GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
PART I.                                                                     ----

     Item 1.   Financial Statements............................................3

               Consolidated Balance Sheet......................................3

               Consolidated Statements of Operations...........................4

               Consolidated Statement of Cash Flows............................5

               Notes to Consolidated Financial Statements......................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................14

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk....................................................29

     Item 4.   Controls and Procedures........................................29

PART II.

     Item 1.   Legal Proceedings..............................................30

     Item 2.   Changes in Securities and Use of Proceeds......................30

     Item 3.   Defaults Upon Senior Securities................................30

     Item 4.   Submission of Matters to a Vote of Security Holders... ........31

     Item 5.   Other Information..............................................31

     Item 6.   Exhibits and Reports on Form 8-K...............................31

Signatures....................................................................32

                          PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         IA GLOBAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                      March 31,    December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                     (unaudited)     (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................  $    440,774   $    444,383
  Accounts receivable - trade ....................       265,330              -
  Deferred license fee ...........................       145,396              -
  Other current assets ...........................       290,653              -
                                                    ------------   ------------
    Total current assets .........................     1,142,153        444,383

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET ........       110,432            812

INTANGIBLE ASSETS, NET ...........................     1,085,711              -

OTHER ASSETS .....................................             -          5,477
                                                    ------------   ------------
                                                    $  2,338,296   $    450,672
                                                    ============   ============

                LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable - trade .......................  $    351,182   $    246,353
  Accrued liabilities ............................       456,821         31,000
  Loan payable - related party ...................     1,898,024      1,063,857
  Deferred revenue ...............................       830,011              -
  Income taxes payable ...........................        47,330              -
  Other payable ..................................         7,133              -
                                                    ------------   ------------
    Total current liabilities ....................     3,590,501      1,341,210
                                                    ------------   ------------
STOCKHOLDER'S EQUITY (DEFICIENCY):
  Series A preferred stock $.01 par value,
    5,000 shares authorized, -0- and 1,000 issued
    and outstanding, respectively ................             -              -
  Common stock, $.01 par value;
    75,000,000 shares authorized,
    51,797,556 and 51,797,556 issued
    and outstanding, respectively ................       517,976        517,976
  Paid in capital ................................    20,021,642     19,744,331
  Accumulated deficit ............................   (21,741,634)   (21,022,845)
  Unearned compensation expense ..................             -        (80,000)
  Unrealized foreign currency exchange ...........          (189)             -
  Treasury stock .................................       (50,000)       (50,000)
                                                    ------------   ------------
    Total stockholder's deficiency ...............    (1,252,205)      (890,538)
                                                    ------------   ------------
                                                    $  2,338,296   $    450,672
                                                    ============   ============

                 See notes to consolidated financial statements.

                         IA GLOBAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
                                                    (unaudited)     (unaudited)

REVENUE ........................................   $      5,149    $    137,500

COST OF SALES ..................................        109,187          34,280
                                                   ------------    ------------

GROSS PROFIT (LOSS) ............................       (104,038)        103,220
                                                   ------------    ------------

EXPENSES:
  Selling, general and administrative ..........        531,727         272,889
                                                   ------------    ------------
    Total expenses .............................        531,727         272,889
                                                   ------------    ------------

OPERATING LOSS .................................       (635,765)       (169,669)
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income ..............................          1,054               -
  Interest expense .............................        (79,071)              -
  Other income (expense) .......................         (4,675)             33
                                                   ------------    ------------
    Total other income (expense) ...............        (82,692)             33
                                                   ------------    ------------

LOSS BEFORE INCOME TAXES .......................       (718,457)       (169,636)

INCOME TAXES ...................................            332               -
                                                   ------------    ------------

NET LOSS .......................................       (718,789)       (169,636)


Other comprehensive income, net of tax:
  Foreign currency translation adjustments .....           (189)              -
                                                   ------------    ------------

Comprehensive loss .............................   $   (718,978)   $   (169,636)
                                                   ============    ============

Per share of Common
    Basic net income (loss) per share ..........   $      (0.01)   $      (0.01)
                                                   ============    ============
    Diluted net income (loss) per share ........   $      (0.01)   $      (0.01)
                                                   ============    ============
    Weighted average shares of common
         stock outstanding .....................     51,797,556      29,672,556
    Weighted average shares of common stock
         and common equivalent shares
         outstanding ...........................     51,797,556      29,672,556

                 See notes to consolidated financial statements.

                         IA GLOBAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                    Three Months Ended March 31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   -----------
                                                      (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...........................................  $  (718,789)  $  (169,636)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation & amortization ........................       90,687        25,262
Impairment of fixed assets .........................            -             -
Equity based compensation ..........................       80,000        61,447
Accounts receivable - trade ........................     (265,330)            -
Other current assets ...............................     (290,653)            -
Deferred license fee ...............................     (145,396)            -
Other payable ......................................        7,133             -
Accounts payable ...................................      104,829             -
Accrued liabilities ................................      425,821        20,617
Income taxes payable - foreign .....................       47,330             -
Deferred revenue ...................................      830,011      (137,500)
                                                      -----------   -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS ..........      165,643      (199,810)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures ..................     (200,496)            -
Other assets .......................................        5,477             -
Purchase of intangibles ............................   (1,085,711)            -
                                                      -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES ..............   (1,280,730)            -
                                                      -----------   -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loan payable - related party .........      834,167       181,755
Contribution of capital ............................      277,311             -
                                                      -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........    1,111,478       181,755
                                                      -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (3,609)      (18,055)

CASH AND CASH EQUIVALENTS, beginning of the period .      444,383        18,380
                                                      -----------   -----------

CASH AND CASH EQUIVALENTS, end of the period .......  $   440,774   $       325
                                                      ===========   ===========


Supplemental disclosures of cash flow information:
  Interest paid ....................................  $         -   $         -
  Taxes paid .......................................            -             -

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

2. GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and at March 31, 2003, has negative working capital of approximately $2,448,000 and a stockholders' deficit of approximately $1,252,000. Unless the Company raises additional investment, there is substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional funding. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, there can be no assurance that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

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

PROPERTY AND EQUIPMENT - Property and equipment represent machinery, equipment and software which are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed by the declining method over the estimated useful lives of the related assets (approximately 4 - 15 years). Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of five years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company is amortizing the intangible assets and intellectual property acquired in connection with the acquisition of iAccele Co. Ltd. ("iAccele") over twenty-four months on a straight - line basis.

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

The Company sells its software and provides support service on a subscription basis through Value Added Resellers ("VARs"), Internet Service Providers ("ISPs") or directly to end-users. They purchase either 13 months/12 months/6 months/3 months/ or 30 days license products, and receive a copy of the iAccele software and full access to the acceleration server maintained by the Company. Revenues are recognized ratably over the license period upon delivery of the software to the end user, by the VAR, ISP or the Company. The revenue recognition process does not begin until the end user has possession of the software and activated the use of such software, hence no revenue is recorded by delivering software to the VAR or ISP.

The VAR's have prepaid for some of the licensed products. The Company has recorded a receivable for all of the licensed products sold to the VAR's with an related deferred revenue amount until such time the licensed product is delivered and activated by the end user. The receivables have been reduced to reflect the prepayments made by the VAR's. Upon confirmation, via an activation request, of the licensed product(s) delivered to the end user, the revenue recognition process begins and the related sale(s) are amortized as revenues over the term of the licensed product sold.

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

FOREIGN CURRENCY TRANSLATION- Foreign entities whose functional currency is the local currency translate net assets at the end of period rates and income and expense accounts at average exchange rates for the three month period. Adjustments resulting from these translations are reflected in the consolidated balance sheet under unrealized foreign currency exchange and the statement of operations under other comprehensive income, net of tax:
foreign currency translation adjustments, respectively.

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

STOCK BASED COMPENSATION PLANS - The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                               For the Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2003            2002
                                              -----------     -----------
         Net loss available to common
         shareholders, as reported .......    $  (718,978)    $  (169,636)
         Deduct: Stock-based compensation,
         net of tax ......................        104,372               -
                                              -----------     -----------
         Net loss available to common
         shareholders, pro-forma .........      $(823,350)    $  (169,636)
                                              ===========     ===========
         Basic earnings per share:
                  As reported - ..........    $      (.01)    $      (.01)
                  Pro-forma - ............    $      (.02)    $      (.01)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options granted to employees during the three months ended March 31, 2003 and 2002.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
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

4. RISK OF CONCENTRATION

Significant Distributor - The Company's largest distributor is a VAR and accounted for 87% of accounts receivable - trade as of March 31, 2003. Minimal amounts were recognized to revenue in the current period because a few licenses were sold from the VAR to the end user. The Company anticipates that significant distributor concentration will continue for the foreseeable future.

5. INTANGIBLE ASSETS

Included in intangible assets are the following;

      o Software development costs, net of accumulated amortization, of $136,619.

      o Intellectual property of $1,034,092. The intellectual property resulted from the net difference in assets and liabilities acquired from the Company acquiring a 76.9% equity interest in a privately held Japanese corporation, iAccele, engaged in the business of providing an internet data transmission acceleration service that targets narrowband users. The Company financed this acquisition by borrowing the 100 million, or about $830,000, from a related party, and assumed of indebtedness of iAccele. The identifiable components of the intellectual property are the unpatented technology acquired, the license agreement for the acceleration software technology, an increased valuation of the acquired software being sold and customer relationships.

         All of the intellectual property / intangibles assets are being amortized over twenty-four months. The amortization period of twenty-four months was chosen based on management's best estimate of the useful lives of these acquired intellectual property / intangibles assets due to the following factors: market obsolescence, technological advances with computer hardware, competition and changes in the medium of distribution of such software. The amortization expense recorded since the acquisition date was $85,000. The estimated future amortization expense for these intellectual property / intangible assets will be $48,750 per month or $585,000 per year until they have been fully amortized in February, 2005.

6. INCOME TAXES

The Company is not able to determine whether it is more likely than not that the deferred tax assets will be realized. As a result, the Company has provided a 100% valuation allowance against the net deferred tax assets.

7. RELATIONSHIPS WITH INTER ASSET JAPAN

Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ" and together with IAJ LBO Fund, PBAA, and Terra Firma, our "Controlling Stockholders") collectively hold approximately 78.9% of the common shares of the Company. Our Controlling Stockholders (other than IAJ which was not a stockholder at the time) stated in a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on July 17, 2003, and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of our Controlling Stockholders.

The following table provides details on the affiliated parties owned or controlled by each of the Company's controlling stockholders and certain other entities, as of March 31, 2003, that are relevant for purposes of understanding the related party transactions that have taken place:

         Inter Asset Japan LBO No. 1 Fund owns:

                          ForeignTV Japan Co., Ltd...........66.7%

                          InfoshowerX Co., Ltd...............42.7%

                          IA Global, Inc.....................43.8%

         PBAA Fund Ltd. owns:

                          IA Global, Inc.....................16.3%

         Terra Firma Fund Ltd. owns:

                          IA Global, Inc.....................18.8%

         IA Global, Inc.

                          iAccele Co., Ltd...................76.9%

         InfoshowerX Co., Ltd.

                          iAccele Co., Ltd...................23.1%

Conversion of Preferred A Shares

On September 30, 2002, IAJ consummated a series of related transactions pursuant to which IAJ, together with its affiliates, became the majority stockholder of the Company. As of such date, IAJ converted 1,000 shares of Series A convertible preferred stock (the "Series A Preferred Stock") for 20,000,000 shares of common stock (the "Conversion Shares"). IAJ had acquired the Series A Preferred Stock on October 30, 2001, in a private transaction for an aggregate consideration of $1,000,000. No additional consideration was due from or paid by IAJ for the exercise of its right to convert the Series A Preferred Stock into Conversion Shares.

In connection with these transactions, Jonathan Braun, the Company's President and Chief Executive Officer at that time, resigned as a director of the Company effective September 30, 2002. On October 18, 2002, Mr. Braun resigned as the President and Chief Executive Officer. Mr. Braun's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Immediately following Mr. Braun's resignation as the President and Chief Executive Officer, the Board of Directors elected Alan Margerison to serve as one of the Company's directors and appointed Mr. Margerison to serve as the President and Chief Executive Officer.

Debt to Preferred B Shares Conversion

The Company owed David Badner, a stockholder and a former consultant of the Company, $563,857 as of September 25, 2002 pursuant to a convertible promissory note dated May 31, 2002 (the "Convertible Promissory Note"). The Company has been informed by IAJ that as of September 25, 2002, IAJ LBO Fund, the Company's largest stockholder, acquired the Convertible Promissory Note from Mr. Badner. The interest rate under the Convertible Promissory Note was 10% per annum.

During the three months ended December 31, 2002, IAJ LBO Fund loaned the Company an additional $500,000 under the Convertible Promissory Note, thereby increasing the principal amount to $1,063,857. The proceeds from this additional loan were used for working capital purposes.

The Convertible Promissory Note was convertible into the Company's Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of the Company's common stock. The 1,158 shares of Preferred Stock are convertible into 11,580,000 shares of Common Stock, subject to approval by the Company's shareholders of an amendment to the Company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares.

Acquisition of iAccele Co., Ltd.

On February 10, 2003, the Company acquired a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

iAccele is engaged in the business of providing an Internet data transmission acceleration service. Its main product offering is named after the company, iAccele. This service allows narrowband users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. This speeds up web browsing and network services and accelerates email services. There is no need for the user to change his network provider connection. The iAccele product is based on a repeat subscriber business model. Subscribers to the service sign up for a 3 month or 1 year license, which provides them with a copy of the iAccele software and full access to the acceleration server.

In order to finance this purchase, the Company borrowed 100.0 million Japanese Yen from PBAA. The principal amount of this loan, together with interest thereon at 4.50% per annum, is due and payable on January 31, 2004. The Company may defer payment of the principal amount of this loan, but not accrued interest, for one additional year with the consent of PBAA. The Company may prepay all or specified minimum portions of this loan at any time after March 31, 2003 upon payment of certain prepayment penalties.

If this loan is not repaid by January 31, 2004, PBAA will be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of the Company's common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of the common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave the Company notice of conversion, or, if the common stock is not then traded on the American Stock Exchange, the closing bid price for the common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which the common stock is then traded. By way of illustration, had such conversion occurred on February 10, 2003, PBAA would have received 7,335,145 shares of common stock which, when added to those shares currently beneficially owned by PBAA and its affiliates, would increase their collective ownership of the Company's common stock to approximately 78.9%.

iAccele used 70.0 million of the 100.0 million Japanese Yen that it received from the Company to partially repay a contractual obligation of 150.0 million Japanese Yen, since reduced by iAccele's payment of 30.0 million Japanese Yen, that it owes to InfoShowerX, a Japanese public company, which was incurred by iAccele in connection with a December 2002 reorganization by which iAccele, previously an unincorporated operating division of InfoShowerX, acquired the division's assets from InfoShowerX and became a stand-alone corporation. iAccele was required to repay this contractual obligation to InfoShowerX in its entirety by the end of April 2003. InfoShowerX has agreed to indemnify the Company for any damages that may result from representations and warranties made to the Company by iAccele to acquire the Company's equity interest thereon.

IAJ and its affiliates own an aggregate of 42.7% and Hiroshi Kubori, who became a director of the Company after the acquisition and functions as CEO of iAccele, owns approximately 5% of the capital stock of InfoShowerX. InfoShowerX owns the balance of the capital stock of iAccele or 23.1%.

InfoShowerX had indebtedness owed to IAJ. A portion of the payments that InfoShowerX received from iAccele, noted above, were used to repay its indebtedness to IAJ and its affiliates.

Pursuant to a one-year outsourcing agreement, dated as of December 20, 2002, iAccele had provided business services to InfoShowerX and InfoShowerX had provided technology services and office space to iAccele. A new agreement was signed between the two companies for the term April 1, 2003 to July 31, 2003.

The primary factors that resulted in $1,178,000 being allocated to the intangibles for the purchase of iAccele is due to the Company acquiring $348,000 of potential liabilities in excess of the $569,000 of identifiable assets in addition to the $830,000 of cash paid at closing. Although the Company acquired 76.9% of iAccele there can be no assurance the minority interest holder would ever pay their portion of any cash shortfalls. See Note 5 for further discussion.

The results of operations of iAccele are included in the Consolidated Statements of Operations for the period February 11, 2003 to March 31, 2003.

The pro-forma financial data on the iAccele acquisition is as follows:

                                      As Reported                 Pro-Forma
                                   Three Months Ended         Three Months Ended
                                     March 31, 2003             March 31, 2003
                                   ------------------         ------------------
Revenues ..........................       5,149                       9,457
Loss before extraordinary items ...    (718,789)                   (945,165)
Net loss ..........................    (718,789)                   (945,165)
Loss per common share .............       (0.01)                      (0.02)

There are no material, nonrecurring items included in the reported the above pro-forma results.

8. COMMITMENT

The Company assumed a license agreement for the non-exclusive use of certain internet acceleration technology from InfoshowerX as part of the iAccele acquisition. This technology forms the basis of the Company's only product offering, and was originally licensed by InfoshowerX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. The Company must pay the royalties within twenty days after the Company has collected from its customers. The Company has incurred approximately $40,000 under this license agreement for the quarter ended March 31, 2003.

9. SEGMENT INFORMATION

The Company's newly acquired subsidiary operates fully in Japan and under a single segment. The Company has no current business in the United States other than paying professional fees associated with being a U.S. taxpayer and publicly held in the U.S. The general administrative expenses of the parent company were $307,168 during the quarter ended March 31, 2003.

10. RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements in order to conform with the 2003 presentation.

11. STOCKHOLDER'S DEFICIENCY

During the first quarter ended March 31, 2003, the following equity events occurred:

The beneficial conversion rights for the loan from Inter Asset Japan LBO Fund was recorded at $277,311 as a contribution to capital and the related amortization recorded as interest expense over twelve months.

On February 3, 2003, we entered into an employment agreement with Alan Margerison to serve, for a term of three years, as our President and Chief Executive Officer at a annual base salary of $60,000 and eligibility to receive compensation, including options, at the discretion of our compensation committee. Mr. Margerison currently spends approximately 30 hours per week on company matters. On February 3, 2003, we entered into an employment agreement with Satoru Hirai to serve, for a term of three years, as our Chief Operating Officer and Chief Financial Officer at a annual base salary of $91,200 and eligibility to receive compensation, including options, at the discretion of our Compensation Committee. Mr. Hirai currently spends approximately 30 hours per week on company matters. These employment agreements also contain provisions for confidentiality for the term of each agreement and thereafter. Each employment agreement also provides for a severance payment in the amount of 25% of the executive's annual base salary in the event that the employee is terminated by us without cause.

On February 5, 2003, the Company granted 1,500,000 Incentive Stock Options at $.08 per Share two executives of the Company, exercisable immediately and expiring on January 23, 2013.

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

(dollars in thousands)
                                            Three Months Ended March 31,
                                      ----------------------------------------
                                      2003      2002   $ Variance   % Variance
                                      ----      ----   ----------   ----------
Revenue .............................$   5     $ 138     $(133)       -96.4%
Cost of sales .......................  109        34        75        220.6%
                                      ----      ----      ----       -------
Gross profit (loss) ................. (104)      104      (208)       200.0%
                                      ----      ----      ----       -------
Expenses:
Selling, general and
  administrative expenses ...........  532       273       259         94.9%
                                      ----      ----      ----       -------
Total expenses ......................  532       273       259         94.9%
                                      ----      ----      ----       -------

Loss from operations ................ (636)     (169)     (467)       276.3%
                                      ----      ----      ----       -------

Other Income (Expense):
Interest income .....................    1         -         1           *
Interest expense ....................  (79)        -       (79)          *
Other Income ........................   (5)        -        (5)          *
                                      ----      ----      ----       -------
Total other income (expense) ........  (83)        -       (83)          *
                                      ----      ----      ----       -------
Loss before income taxes ............ (719)     (169)     (550)       325.4%
Income taxes ........................    -         -         -           *
                                      ----      ----      ----       -------
Net loss ............................$(719)    $(169)    $(550)       325.4%
                                      ====      ====      ====       =======
* Not meaningful.


     THREE MONTHS ENDED MARCH 31, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

Net Revenue

Net revenue for the three month period ended March 31, 2003 decreased
$133,000 to $5,000, as compared to the same period in the prior year. This decrease was due to a change in business direction. The iAccele revenue of approximately $5,000 primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers
(VARs), internet service providers (ISPs) or directly to end-users was insignificant during the quarter.

As of March 31, 2003, we had deferred revenues of $830,000. This is an increase of $830,000 from December 31, 2002. The increase in deferred revenues relates to the VARS contracting for the delivery of iAccele software but not distributing such software as timely as it is received from iAccele.

Revenues have been accounted for on the basis of the number of users who have activated the software license key after they purchased the iAccele software, rather than accruing revenues at the time the iAccele software was purchased by the VARs. In the case of VARs, revenue is received by iAccele on a monthly accruals base but was not recognized by us until the license key was activated by the end user. This can lead to a significant time lag between cash being received by us and being converted from the deferred revenue to earned revenue in our financial reports. Further, our accounting policy records revenue on a deferred basis whereby the revenue derived is divided evenly over the period of the licenses validity span, currently a maximum of 13 months. Based on the number of license keys distributed to users through VARs, as of March 31, 2003, we have recorded an average activation rate of 10% for iAccele software.

Cost of Sales

Cost of sales for the three month period ended March 31, 2003, increased
$75,000 to $109,000, as compared to the same period in the prior year. This increase was due to license fees on iAccele software and other iAccele costs. Our production costs for the development of original content for the three month period ended March 31, 2003 were $0, as compared to approximately $14,000 for the same period in the prior year.

Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2003 increased $259,000 to $532,000, as compared to the same period in the prior year. This was due to increased operating expenses of $167,000 related to iAccele and increased operating expenses at the Company.

For the current period, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of iAccele on February 10, 2003 and sales and marketing expenses related to the sale of iAccele software licenses.

Other Income (Expense)

Other expense was $83,000 for the three month period ended March 31, 2003 as compared to $0 for the same period in the prior year. This expense was due to interest on related party loans.

Net Loss

Net loss was $719,000 for the three month period ended March 31, 2003 as compared to a net loss of $169,000 for the same period in the prior year. The reasons for the increased losses were discussed above.

Grant of Stock Options

In February, 2003, the Company granted 1,500,000 stock options to two executives at an exercise price of $.08 per share, which was the market price at the grant date. These options are exercisable immediately and have a term of ten years.

We have not recorded any compensation expense for stock options granted to employees during the three and nine months ended March 31, 2003 and 2002.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash of $441,000, negative net working capital of $2,448,000 stockholders' deficit of approximately $1,252,000. For the quarter ending March 31, 2003, the Company had a net loss of $719,000 and expects to incur operating losses through 2003.

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

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements, loans and capital contributions from an affiliated person and the issuance of securities for services rendered. Net proceeds from these sales have totaled approximately $20.5 million as of March 31, 2003, with approximately $8.8 million raised in the initial public offering,$3.5 million raised in the private placements, $6.8 million in equity issued for services and $1.0 million related to a beneficial conversion feature. Additional funding was obtained in the form of loans from related parties, of which approximately $1.9 million was outstanding at March 31, 2003.

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

Operating Activities

Net cash provided by operations for the three months ended March 31, 2003 was $165,000. This amount was primarily related to a net loss of $719,000, increases in accounts receivable of $265,000, other current assets of $290,000 and deferred license fee of $145,000. This was offset by depreciation and amortization of $91,000, amortization of equity based compensation of $80,000 and increases in accounts payable of $105,000, accrued liabilities of $426,000 and deferred revenue of $830,000.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2003 was $1,281,000. This amount related to the acquisition of $1,086,000 discussed below and capital expenditures of $200,000.

On February 10, 2003, we acquired an approximately 76.9% equity interest in iAccele, a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

Financing Activities

Net cash provided by financing activities for the three months ending March 31, 2003 was $1,111,000. This amount related to loans from related parties of $834,000 and a contribution of capital of $277,000 related to the beneficial conversion rights for the loan from Inter Asset Japan LBO Fund.

In order to finance the purchase of iAccele, we borrowed 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that Date, from PBAA Fund Ltd., a British Virgin Islands limited liability company. The principal amount of this loan, together with interest thereon at 4.50% per annum, is due and payable on January 31, 2004. We may defer payment of the principal amount of this loan, but not accrued interest, for one additional year with the consent of PBAA. We may prepay all or specified minimum portions of this loan at any time after March 31, 2003 upon payment of certain prepayment penalties.

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

iAccele used 70.0 million of the 100.0 million Japanese Yen that it received from the Company to partially repay a contractual obligation of 150.0 million Japanese Yen, since reduced by iAccele's payment of 30.0 million Japanese Yen, that it owes to InfoShowerX, a Japanese public company, which was incurred by iAccele in connection with a December 2002 reorganization by which iAccele, previously an unincorporated operating division of InfoShowerX, acquired the division's assets from InfoShowerX and became a stand-alone corporation. iAccele was required to repay this contractual obligation to InfoShowerX in its entirety by the end of April 2003.

At March 31, 2003, we had $441,000 in cash. We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of iAccele, and to acquire businesses. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, there can be no assurance that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company, from our major shareholder or otherwise.

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

Other Material Commitments. The Company's contractual cash obligations as of March 31, 2003, are summarized in the table below.

                                                         Less Than               Greater Than
 Contractual Cash Obligations    Total        1 Year     1-3 Years   3-5 Years     5 Years
 ----------------------------  ----------   ----------   ---------   ---------   ------------
 Operating leases ...........  $    1,000   $    1,000      $ -         $ -          $ -

 Capital lease obligations...          -             -        -           -            -

 Long term debt repayment ...   1,898,024    1,898,024        -           -            -

 Capital expenditures .......          -             -        -           -            -

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 3 to our consolidated financial statements.

REVENUE RECOGNITION

The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended, and Staff Accounting Bulletin No. 101, Revenue Recognition.

The Company sells its software and provides support service on a subscription basis through Value Added Resellers ("VARs"), Internet Service Providers ("ISPs") or directly to end-users. They purchase either 13 months/12 months/6 months/3 months/ or 30 days license products, and receive a copy of the iAccele software and full access to the acceleration server maintained by the Company. Revenues are recognized ratably over the license period upon delivery of the software to the end user.

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

LONG-LIVED ASSETS (INCLUDING TANGIBLE AND INTANGIBLE ASSETS)

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

FOREIGN CURRENCY TRANSLATION

The Company is exposed to foreign currency risks due to the acquisition of iAccele Co. Ltd., a Japanese company, on February 10, 2003. This acquisition was financed by a 100.0 million Japanese Yen loan, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date. The company does not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

RECENT ACCOUNTING PRONOUNCEMENTS

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

- WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES

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

- OUR COMMON STOCK COULD BE DELISTED FROM THE AMERICAN STOCK EXCHANGE ("AMEX")

The price and volume at which our stock has recently traded on the American Stock Exchange does not meet its criteria for continued listing. Although the AMEX has not officially communicated any intention to us to delist our stock, if our stock were to be delisted, it would materially affect the ability of an investor to dispose of their shares of our stock, and further reduce the liquidity of their investment. In addition, delisting could effect the Company's ability to obtain financing to support operations and acquisitions.

- WE ARE SUBJECT TO COMPETITIVE PRESSURES

While we are not aware of any organization that is providing the complete suite of services under the same business model we are utilizing, in general, we face competition from other providers of services to entities that provide Internet data transmission acceleration service. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

In addition to the foregoing, some of our key customers or potential customers might decide to build their own Internet data transmission acceleration service. Although this has not been the industry trend over the past year, if this were to happen, the Company might be adversely impacted thereby.

- WE ARE DEPENDENT ON A LIMITED NUMBER OF MAJOR CUSTOMERS AND A DECREASE IN ORDERS FROM ANY MAJOR CUSTOMER COULD DECREASE OUR REVENUES.

The Company's largest distributor is a VAR and accounted for 87% of accounts receivable - trade as of March 31, 2003. The Company anticipates that significant distributor concentration will continue for the foreseeable future. No other customer accounted for sales of 10% or more during this period.

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

The Company assumed a license agreement for the non-exclusive use of certain internet acceleration technology from InfoshowerX as part of the iAccele acquisition. This technology forms the basis of the Company's only product offering, and was originally licensed by InfoshowerX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. The Company must pay the royalties within twenty days after the Company has collected from its customers. The Company has incurred approximately $40,000 under this license agreement for the quarter ended March 31, 2003.

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

      -  Defending significant litigation, and

      -  Exchange gains and losses.

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

- OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of March 31, 2003,Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ") collectively hold approximately 78.9% of the common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, our Director, President and Chief Executive Officer, currently serves as the President of Inter Asset Japan Co. Ltd., a Japanese venture capital company.

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

- THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2003, 51.8 million shares of common stock were outstanding. Significant shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the Company, they may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

The Company is exposed to foreign currency risk due to the acquisition of iAccele co. Ltd., a Japanese company, on February 10, 2003. This acquisition was financed by a 100.0 million Japanese Yen loan, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date. The Company does not trade in hedging instruments or "other than trading" instruments and is exposed to foreign currency risks.

We believe that the impact of a 10% increase or decline in the Yen/ US dollar exchange rate would not be material to our financial condition and results of operations.

Interest Rate Risk

The Company is exposed to interest rate risk due to the loan payable-related party of approximately $1,898,000 as of March 31, 2003. The Company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks.

We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31,, 2003, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         If this loan is not repaid by January 31, 2004, PBAA will be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of our common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of our common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave us notice of conversion, or, if our common stock is not then traded on the American Stock Exchange, the closing bid price for our common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which our common stock is then traded. By way of illustration, had such conversion occurred on February 10, 2003, PBAA would have received 7,335,145 shares of our common stock which, when added to those shares currently beneficially owned by PBAA and its affiliates would increase their collective ownership of the Company's common stock to approximately 78.9%.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

         10.1 Investment Agreement, dated as of February 10, 2003, between IA Global, Inc. and IAccele Co., Inc. (1)

         10.2 Indemnification Agreement, dated as of February 10, 2003, among IA Global, Inc., IAccele Co., Inc. and InfoShowerX Co., Ltd. (1)

         10.3 Intercompany Loan Agreement, dated as of January 31, 2003, between IA Global, Inc. and PBAA Fund Ltd. (1)

         10.4 Employment Agreement, dated February 3, 2003, between IA Global, Inc. and Alan Margerison (2)

         10.5 Employment Agreement, dated February 3, 2003, between IA Global, Inc. and Satoru Hirai (2)

         31.1     Section 302 Certifications

         31.2     Section 302 Certifications

         31.3     Section 302 Certifications

         32.1     Section 906 Certifications

         32.2     Section 906 Certifications

         32.3     Section 906 Certifications

         ----------

         (1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 25, 2003, and incorporated herein by reference.

         (2) Filed as an exhibit to Registrants's Annual Report on Form 10-K, dated April 15, 2003, and incorporated herein by reference.


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


                                       IA GLOBAL, INC.
                                       (Registrant)


Date:  February 3, 2004                By: /s/ Alan Margerison
                                           Alan Margerison,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  February 3, 2004                By: /s/ Mark E. Scott
                                           Mark E. Scott
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)