Form 10-Q/A
period 2003-06-30
IA GLOBAL INC
filed 2004-02-03
CIK 1077634

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

               Consolidated Balance Sheet......................................3

               Consolidated Statements of Operations...........................4

               Consolidated Statement of Cash Flows............................5

               Notes to Consolidated Financial Statements......................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................18

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk....................................................35

     Item 4.   Controls and Procedures........................................36

PART II.

     Item 1.   Legal Proceedings..............................................36

     Item 2.   Changes in Securities and Use of Proceeds......................36

     Item 3.   Defaults Upon Senior Securities................................37

     Item 4.   Submission of Matters to a Vote of Security Holders... ........37

     Item 5.   Other Information..............................................37

     Item 6.   Exhibits and Reports on Form 8-K...............................37

Signatures....................................................................39

                          PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         IA GLOBAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                      June 30,     December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                     (unaudited)     (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................  $  2,139,355   $    444,383
  Accounts receivable - trade ....................       372,263              -
  Deferred license fee ...........................       106,692              -
  Other current assets ...........................       179,750              -
                                                    ------------   ------------
    Total current assets .........................     2,798,060        444,383

EQUIPMENT, NET ...................................       350,488            812

OTHER ASSETS
  Software development costs, net ................       129,255              -
  Intangible assets, net .........................       951,201              -
  Other assets ...................................             -          5,477
                                                    ------------   ------------

                                                    $  4,229,004   $    450,672
                                                    ============   ============

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable - trade .......................  $    326,252   $    246,353
  Accrued liabilities ............................       284,439         31,000
  Loan payable - related party ...................       834,534      1,063,857
  Deferred revenue ...............................     1,069,626              -
  Short term loan - related party ................       454,175              -
  Income taxes payable ...........................        17,582              -
                                                    ------------   ------------
    Total current liabilities ....................     2,986,608      1,341,210
                                                    ------------   ------------

STOCKHOLDER'S EQUITY (DEFICIENCY):
  Series B Preferred stock, $.01 par value,
    5,000 shares authorized, 1,158 and
    -0- issued and outstanding, respectively
    (liquidation value $1,158,000) ...............            12              -
  Common stock, $.01 par value,
    75,000,000 shares authorized,
    65,130,889 and 51,797,556, issued and
    outstanding, respectively ....................       651,309        517,976
  Paid in capital ................................    23,046,297     19,744,331
  Accumulated deficit ............................   (22,407,838)   (21,022,845)
  Unearned compensation expense ..................             -        (80,000)
  Treasury stock .................................       (50,000)       (50,000)
  Unrealized foreign exchange gain ...............         2,616              -
                                                    ------------   ------------
    Total stockholder's equity (deficiency) ......     1,242,396       (890,538)
                                                    ------------   ------------

                                                    $  4,229,004   $    450,672
                                                    ============   ============

                 See notes to consolidated financial statements.

                                    IA GLOBAL, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                2003           2002           2003           2002
                                            ------------   ------------   ------------   ------------
                                             (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE ..................................  $     99,164   $     88,546   $    105,018   $    226,046

COST OF SALES ............................       190,871         23,817        299,922         58,721
                                            ------------   ------------   ------------   ------------

GROSS PROFIT (LOSS).......................       (91,707)        64,729       (194,904)       167,325
                                            ------------   ------------   ------------   ------------

EXPENSES
  Selling, general and administrative ....       579,845        325,024        971,466        597,289
                                            ------------   ------------   ------------   ------------
    Total expenses .......................       579,845        325,024        971,466        597,289
                                            ------------   ------------   ------------   ------------

OPERATING LOSS ...........................      (671,552)      (260,295)    (1,166,370)      (429,964)
                                            ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income ........................           642              -          1,697              -
  Interest expense .......................      (117,068)             -       (196,139)             -
  Other income (expense) .................       (19,207)             -        (23,849)            33
                                            ------------   ------------   ------------   ------------
    Total other income (expense) .........      (135,633)             -       (218,291)            33
                                            ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES .................      (807,185)      (260,295)    (1,384,661)      (429,931)

INCOME TAXES .............................             -              -            332              -
                                            ------------   ------------   ------------   ------------

NET LOSS .................................      (807,185)      (260,295)    (1,384,993)      (429,931)

Other comprehensive income, net of tax:
  Foreign currency translation adjustments         2,805              -          2,616              -
                                            ------------   ------------   ------------   ------------

Comprehensive loss .......................  $   (804,380)  $   (260,295)  $ (1,382,377)  $   (429,931)
                                            ============   ============   ============   ============

Per share of Common
  Basic net income (loss) per share ......  $      (0.02)  $      (0.01)  $      (0.03)  $      (0.01)
                                            ============   ============   ============   ============
  Diluted net income (loss) per share ....  $      (0.02)  $      (0.01)  $      (0.03)  $      (0.01)
                                            ============   ============   ============   ============
  Weighted average shares of common
         stock outstanding ...............    51,797,556     29,672,556     51,797,556     29,672,556
  Weighted average shares of common stock
         and common equivalent shares
         outstanding .....................    51,797,556     29,672,556     51,797,556     29,672,556

                            See notes to consolidated financial statements.

                                                   4

                         IA GLOBAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           2003         2002
                                                        -----------   ---------
                                                        (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................  $(1,384,993)  $(429,931)
Adjustments to reconcile net loss to net cash used
  in operating activites:
Depreciation & amortization ..........................      285,380      48,228
Amortization of beneficial conversion feature ........       98,796           -
Equity based compensation ............................       80,000     122,894
Accounts receivable - trade ..........................     (372,263)          -
Other current assets .................................            -         376
Deferred license fee .................................     (144,383)          -
Accounts payable .....................................       79,900      13,455
Accrued liabilities ..................................      347,949      (9,648)
Income taxes payable - foreign .......................       17,582           -
Deferred revenue .....................................    1,069,626     (25,000)
                                                        -----------   ---------

NET CASH PROVIDED BY (USED IN) OPERATIONS ............       77,594    (279,626)
                                                        -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures ....................     (376,842)          -
Other assets .........................................        5,476           -
Purchase of intangibles ..............................   (1,299,966)          -
                                                        -----------   ---------

NET CASH USED IN INVESTING ACTIVITIES ................   (1,671,332)          -
                                                        -----------   ---------

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loan payable - related party ...........    1,288,710     267,253
Proceeds from sale of stock ..........................    2,000,000           -
                                                        -----------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ............    3,288,710     267,253
                                                        -----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .    1,694,972     (12,373)

CASH AND CASH EQUIVALENTS, beginning of the period ...      444,383      18,380
                                                        -----------   ---------

CASH AND CASH EQUIVALENTS, end of the period .........  $ 2,139,355   $   6,007
                                                        ===========   =========


Supplemental disclosures of cash flow information:
  Interest paid ......................................  $         -   $       -
  Taxes paid .........................................            -           -

Non-cash financing activities:
  Conversion of debt to equity .......................  $ 1,158,367   $       -

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

2. GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and at June 30, 2003, has negative working capital of approximately $189,000. Unless the Company raises additional investment, there is substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional funding. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, there can be no assurance that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

3. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES:

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

PROPERTY AND EQUIPMENT - Property and equipment represent machinery, equipment and software which are stated at cost less accumulated depreciation. Depreciation of machinery and equipments is computed by the declining method over the estimated useful lives of the related assets (approximately 3 - 15 years). Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of five years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company is amortizing the intangible assets and intellectual property acquired in conection with the acquisition of iAccele Co. Ltd. ("iAccele") over twenty-four months on a straight - line basis

LONG - LIVED ASSETS - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell.

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

As detailed more fully in Note 9, the Company has a license agreement to use certain internet acceleration technology which forms the basis of the iAccele software service. The Company pays a license fee for each customer purchasing this product. Fees paid under this license are capitalized as deferred license fee and amortized to cost of sales over the life of the product period from the month of selling and receiving the cash from the customers, to the expiration month of the product life span.

FOREIGN CURRENCY TRANSLATION - Foreign entities whose functional currency is the local currency translate net assets at the end of period rates and income and expense accounts at average exchange rates for the three month period. Adjustments resulting from these translations are reflected in the consolidated balance sheet under unrealized foreign currency exchange and the statement of operations under other comprehensive income, net of tax: foreign currency translation adjustments, respectively.

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

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                             For the three months ending     For the six months ending
                                                      June 30,                        June 30,
                                              -------------------------     ---------------------------
                                                 2003           2002           2003             2002
                                              ---------     -----------     -----------     -----------
Net loss available to common
    shareholders, as reported ............    $(804,380)    $  (260,295)    $(1,382,377)    $  (429,931)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...............       (2,474)              -        (106,846)              -
                                              ---------     -----------     -----------     -----------

Pro-forma net loss available to common
    shareholders .........................    $(806,854)    $  (260,295)    $(1,489,223)    $  (429,931)
                                              =========     ===========     ===========     ===========

Earnings per share:
    Basic- as reported ...................    $   (0.02)    $     (0.01)    $     (0.03)    $     (0.01)
    Basic- pro-forma .....................    $   (0.02)    $     (0.01)    $     (0.03)    $     (0.01)


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options granted to employees during the three and six months ended June 30, 2003 and 2002.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   For the Six Months
                                                      Ended June 30,
                                                   ------------------
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

FIN No. 46: In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The Company has adopted the provisions of FIN No. 46, and such provisions have not had a material effect on its results of operation, financial position or the related financial statement disclosures.

In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.

ACCOUNTING FOR FINANCIAL INSTRUMENTS - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No.150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements of the Company.

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

4. RISK OF CONCENTRATION

Significant Distributor - The Company's largest distributor is a VAR that accounted for 78% of accounts receivable and deferred revenue for the six-month period ending June 30, 2003. A second VAR accounted for a further 19% for the same six-month period. The Company anticipates that significant distributor concentration will continue for the foreseeable future.

5. EQUIPMENT

During the three months ended June 30, 2003, iAccele purchased 300 computers for an aggregate purchase price of approximately $ 300,000. iAccele is leasing all of these computers to ForeignTV Co. Ltd., a Japanese limited liability company ("ForeignTV"), for a term of 2 years for aggregate lease payments over the term of the lease of $600,000. The Company previously held a minority ownership in ForeignTV, but sold its interest in 2002. IAJ, a principal stockholder of the Company, currently owns approximately 66% of the outstanding shares of ForeignTV. The terms of the leases are as follows;

      o Lease 1 dated June 10, 2003 for 100 computers. The monthly rental is 950,000 Yen or approximately $8,000 per month.

      o Lease 2 dated June 20, 2003 for 200 computers. The monthly rental is 1,900,000 Yen or approximately $17,000 per month.

      o  The rental period for each lease is for 2 years.

      o The lease contract shall be automatically extended for six months if ForeignTV does not object at least one month prior to the contract's termination date.

      o These computers are to be returned to the Company upon termination of the leases.

In accordance with SFAS 141, these leases were not recorded as a financing lease, because these leasing transactions are between related parties under common control. As a result, revenues are not being recognized on any cash receipts. In addition, since the lessee of these computers is not sufficienty capitalized, the Company's ability to collect the lease payments is not certain.

These computers are being depreciated over three years.

On August 1, 2003, iAccele entered into a transaction with ForeignTV for the leasing of an additional 300 computers for a monthly rental is 2,850,000 Yen or approximately $25,000 per month. The terms of the lease are similar to the earlier leases discussed above.

6. INTANGIBLE ASSETS

Included in intangible assets are the following;

      o Software development costs, net of accumulated amortization, of $129,255.

      o Intellectual property of $951,201, net of accumulated amortization of $219,510. The intellectual property resulted from the net difference in assets and liabilities acquired from the Company acquiring a 76.9% equity interest in a privately held Japanese corporation, iAccele, engaged in the business of providing an internet data transmission acceleration service that targets narrowband users. The Company financed this acquisition by borrowing 100 million Japanese Yen, or about $830,000, from a related party, and assumded the indebtedness of iAccele. The identifiable components of the intellectual property are the unpatented technology acquired, the license agreement for the acceleration software technology, an increased valuation of the acquired software being sold and customer relationships.

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

7. INCOME TAXES

The Company is not able to determine whether it is more likely than not that the deferred tax assets will be realized. As a result, the Company has provided a 100% valuation allowance against the net deferred tax assets.

8. RELATIONSHIPS WITH INTER ASSET JAPAN

Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ" and together with IAJ LBO Fund, PBAA, and Terra Firma, our "Controlling Stockholders") collectively hold approximately 82.6% of the common shares of the Company. Our Controlling Stockholders (other than IAJ which was not a stockholder at the time) stated in a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on July 17, 2003, and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of our Controlling Stockholders.

The following table provides details on the affiliated parties owned or controlled by each of the Company's controlling stockholders and certain other entities, as of June 30, 2003, that are relevant for purposes of understanding the related party transactions that have taken place:

         Inter Asset Japan LBO No. 1 Fund owns:

                           ForeignTV Japan Co., Ltd...........66.7%

                           InfoshowerX Co., Ltd...............42.7%

                           IA Global, Inc.....................37.6%

         PBAA Fund Ltd. owns:

                           IA Global, Inc.....................29.4%

         Terra Firma Fund Ltd. owns:

                           IA Global, Inc.....................15.6%

         IA Global, Inc.

                           iAccele Co., Ltd...................76.9%


         InfoshowerX Co., Ltd.

                           iAccele Co., Ltd......... .........23.1%

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

In connection with these transactions, Jonathan Braun, the Company's President and Chief Executive Officer at that time, resigned as a director of the Company effective September 30, 2002. On October 18, 2002, Mr. Braun resigned as the President and Chief Executive Officer. Mr. Braun's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices. Immediately following Mr. Braun's resignation as President and Chief Executive Officer, the Board of Directors elected Alan Margerison to serve as one of the Company's directors and appointed Mr. Margerison to serve as President and Chief Executive Officer.

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

The Convertible Promissory Note was convertible into the Company's Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of the Company's common stock. On June 30, 2003, IAJ LBO Fund converted the principal amount of the Convertible Promissory Note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of the Company's Series B convertible preferred stock. The 1,158 shares of Series B Convertible Preferred Stock are convertible into 11,580,000 shares of Common Stock, subject to approval by the Company's shareholders of an amendment to the Company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares.

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

IAJ and its affiliates own an aggregate of 42.7% and Hiroshi Kubori, who became a director of the Company after the acquisition and functions as CEO of iAccele, owns approximately 5% of the capital stock of InfoShowerX. InfoShowerX owns the balance of the capital stock of iAccele, or 23.1%.

InfoShowerX had indebtedness owed to IAJ. A portion of the payments that InfoShowerX received from iAccele, noted above, were used to repay some of its indebtedness to IAJ and its affiliates.

Pursuant to a one-year outsourcing agreement, dated as of December 20, 2002, iAccele had provided business services to InfoShowerX and InfoShowerX had provided technology services and office space to iAccele. A new agreement was signed between the two companies for the term April 1, 2003 to July 31, 2003.

The primary factors that resulted in $1,178,000 being allocated to the intangibles for the purchase of iAccele is due to the Company acquiring $348,000 of potential liabilities in excess of the $569,000 of identifiable assets in addition to the $830,000 of cash paid at closing. Although the Company acquired 76.9% of iAccele there can be no assurance the minority interest holder would ever pay their portion of any cash shortfalls. See Note 6 for further discussion.

The results of operations of iAccele are included in the Consolidated Statements of Operations for the period February 11, 2003 to June 30, 2003.

The pro-forma financial data on the iAccele acquisition is as follows:

                                      As Reported                 Pro-Forma
                                   Six Months Ended            Six Months Ended
                                     June 30, 2003              June 30, 2003
                                   ----------------            ----------------
Revenues ..........................   $ 105,018                  $   109,326
Loss before extraordinary items ...    (700,716)                  (1,154,468)
Net loss ..........................    (700,716)                  (1,154,468)
Loss per common share .............       (0.01)                       (0.02)

There are no material, nonrecurring items included in the reported above pro-forma results.

During the three months ended June 30, 2003, iAccele purchased 300 computers for an aggregate purchase price of approximately $300,000. iAccele is leasing all of these computers to ForeignTV for a term of 2 years for aggregate lease payments over the term of the lease of $600,000. We previously held a minority ownership in ForeignTV but this was sold in 2002. IAJ, a principal stockholder of the Company, currently owns approximately 66% of the outstanding shares of ForeignTV.

The details of the lease are as follows. There are two leases; one for 200 computers and one for 100 computers. The rental period for each lease is for 2 years. The lease contract shall be automatically extended for six months if ForeignTV Japan does not object at least one month prior to the contract termination date. The monthly rental for 200 computers is 1,900,000 Yen or approximately $17,000. The monthly rental for the remaining 100 computers is 950,000 Yen or approximately $ 8,000. These computers are to be returned to the Company upon termination of the leases.

During the quarter ended June 30, 2003, iAccele borrowed 52,500,000 Yen, or approximately $454,000, from IAJ. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances matured during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003, 7,000,000 Yen, or approximately $62,000, on July 27, 2003, 10,000,000 Yen, or approximately $89,000, on August 1, 2003 and 30,000,000 Yen, or approximately $258,000, on December 1, 2003. The Company repaid 18,500,000 Yen, or approximately $160,000, on July 25, 2003. The remaining 4,000,000 Yen which was due on August 1, 2003 was deferred with a new note that is payable at the end of calendar year 2003. Therefore, the total outstanding amount to IAJ due in December, 2003 under the new note, which accrues interest at 3.5% per annum, is 34,000,000 Yen, or approximately $290,000.

On August 1, 2003, iAccele entered into a transaction with ForeignTV for the leasing of an additional 300 computers for a monthly rental is 2,850,000 Yen or approximately $25,000 per month. The terms of the lease are similar to the earlier leases discussed above.

$2.0M Financing

On June 30, 2003, the Company agreed to sell to PBAA, 13,333,333 shares of common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of our common stock ending June 15, 2003, the date PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, the Company's stockholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the Company's forthcoming 2003 annual meeting of its stockholders.

Acquisition of Fan Club Entertainment Co., Ltd.

On August 5, 2003, the Company executed a Share Purchase Agreement to acquire from Cyber Holdings Co., Ltd. ("Cyber Holdings") a 67% equity interest in Fan Club, a privately-held Japanese company. Fan Club will provide advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., ("Cyberbred"). The purchase price for the Company's equity interest in Fan Club is 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of the Company's common stock issued at $0.472 per share, which is the average closing price for the five days prior to closing. The terms of the Share Purchase Agreement require Cyber Holdings to transfer the rights under the Marvel agreement (described below) to Fan Club within five months or make its best efforts to fully cooperate in any commercially reasonable arrangement designed to provide the benefit of the Marvel agreement to Fan Club. The Company used its working capital to fund the cash portion of the purchase price.

The Share Purchase Agreement provides that the Company will receive 67% equity interest or 268,000 shares in Fan Club. Cyber Holdings, which already held 20,000 shares in Fan Club, following the share purchase will have a 33% equity interest in Fan Club by paying 56 million Japanese Yen to Fan Club for an additional 112,000 shares. Cyber Holdings' obligation has not been paid to date.

On June 4, 2003, Cyberbred signed a five year agreement with Marvel Enterprises, Inc. ("Marvel Enterprises") and Marvel Characters, Inc.("Marvel Characters" and collecitvely with Marvel Enterprises, "Marvel") to manage their fan club in Japan. The Marvel Characters hold the rights to well known characters such as Spider Man, The Hulk, X-Men, Daredevil, Captain America, The Punisher and many others. Cyberbred currently holds the rights to manage the Universal Studio fan club in Japan.

On July 28, 2003, Fan Club signed a Subcontract Agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel that is discussed above. This Subcontract Agreement expires May 31, 2008, and is cancelable under certain conditions. The

134,000,000 Yen payment was advanced to Cyberbred in late July, 2003 to fund the 100,000,000 Yen payment to Marvel under this agreement and to provide working capital for Fan Club. There were no repayment requirements.

Mr. Kazunori Ito, CEO of Fan Club, has been CEO of both Cyberbred and Cyber Holdings. As of June 30, 2003, Mr. Ito owned equity interests of 41.9% in Cyberbred and 100% in Cyber Holdings.

There was no prior material relationship between the Company (and any of its affiliates) and Fan Club. However, an affiliate of IAJ LBO Fund, the Company's largest stockholder, owned approximately 27% of the equity in Cyberbred.

The Company currently is not a party to the agreement between Cyberbred and Marvel. However, this contract is material to the Company since the Company would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel. The Company cannot make any assurances about the relationship between Cyberbred and Marvel.

9. COMMITMENT

The Company assumed a license agreement for the non-exclusive use of certain internet acceleration technology from InfoshowerX as part of the iAccele acquisition. This technology forms the basis of the Company's only product offering, and was originally licensed by InfoshowerX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. The Company must pay the royalties within twenty days after the Company has collected from its customers. The Company has incurred approximately $140,000 and $180,000 under this license agreement for the three and six months ended June 30, 2003.

10. SEGMENT INFORMATION

The Company's newly acquired subsidiary operates fully in Japan and under a single segment. The Company has no current business in the United States other than paying professional fees associated with being a U.S. taxpayer and publicly held in the U.S. The general administrative expenses of the parent company were approximately $123,000 and $348,000 for the three and six months ended June 30, 2003.

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

On February 3, 2003, we entered into an employment agreement with Alan Margerison to serve, for a term of three years, as our President and Chief Executive Officer at a annual base salary of $60,000 and eligibility to receive compensation, including options, at the discretion of our compensation committee. Mr. Margerison currently spends approximately 30 hours per week on company matters. On February 3, 2003, we entered into an employment agreement with Satoru Hirai to serve, for a term of three years, as our Chief Operating Officer and Chief Financial Officer at a annual base salary of $91,200 and eligibility to receive compensation, including options, at the discretion of our Compensation Committee. This agreement was amended on May 21, 2003 and the annual base salary was increased to $120,000. Mr. Hirai currently spends approximately 30 hours per week on company matters. These employment agreements also contain provisions for confidentiality for the term of each agreement and thereafter. Each employment agreement also provides for a severance payment in the amount of 25% of the executive's annual base salary in the event that the employee is terminated by us without cause.

On February 5, 2003, the Company granted 1,500,000 Incentive Stock Options at $.08 per Share to two executives of the Company, exercisable immediately and expiring on January 23, 2013.

In April 2003, the board of directors voted to amend the conversion price for the 1,678,433 warrants outstanding from the Company's initial public offering from an exercise price of $9.00 per share to an exercise price of $3.50 per share.

On June 15, 2003, the Company granted 4,975,000 stock options with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the Company, and these options vest over three years. Four hundred and seventy-five thousand options are performance based stock options. As of June 30, 2003, none of the performance based stock options had been earned and consequently, none had been issued. The term of these 4,975,000 stock options is ten years.

On June 15, 2003, the Board of Directors, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, approved an increase in the number of shares available for grant under the 1999 and 2000 stock options plans from 1,500,000 to 11,500,000 shares.

On June 30, 2003, the Company agreed to sell to PBAA, 13,333,333 shares of its common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of the Company's common stock ending June 15, 2003, the date PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, the Company's stockholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the Company's forthcoming 2003 annual meeting of its stockholders.

On June 30, 2003, IAJ LBO Fund converted the principal amount of the Convertible Promissory Note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of the Company's Series B convertible preferred stock. The 1,158 shares of Series B Convertible Preferred Stock are convertible into 11,580,000 shares of common stock, subject to approval by the Company's shareholders of an amendment to the Company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares.

13. SUBSEQUENT EVENT

On August 1, 2003, iAccele entered into a transaction with ForeignTV for the leasing of an additional 300 computers for a monthly rental is 2,850,000 Yen or approximately $25,000 per month. The terms of the lease are similar to the earlier lease discussed in Note 5, above.

On July 31, 2003, the Company signed a Letter of Intent with London Wall Investment Pty. Ltd., a privately held Australian corporation, whereby the Company would acquire a 50% equity stake in a newly formed company to be called, iAccele Australia Pty Ltd for nominal value ("iAccele Australia"). The Company would also provide iAccele Australia with an unsecured loan of AUD$50,000, approximately $35,000 based on the Australian /US dollar exchange rate on that date, for operating costs of the business. The loan is repayable out of the profits of the newly formed company with a ninety day period for notice and after the expiration of one year, based on sufficient surplus profits. The loan does not provide for interest until the newly formed company exceeds pre-determined profit targets. The Company used its working capital to fund the cash portion of the purchase price. If the transaction is consummated, iAccele Australia would be a sales and marketing operation for the iAccele product initially in Australia and New Zealand, subject to signing a license agreement with iAccele. Consummation of the proposed acquisition is further subject to the preparation and execution of a definitive purchase agreement and customary closing conditions. There can be no assurance given that this transaction will be consummated.

On August 5, 2003, the Company executed a Share Purchase Agreement to acquire from Cyber Holdings a 67% equity interest in Fan Club, a privately-held Japanese company. Fan Club will provide advertising, merchandising, publishing, website and data management services to Cyberbred. The purchase price for the Company's equity interest in Fan Club is 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of the Company's common stock issued at $.472 per share, which is the average closing price for the five days prior to closing. The Share Purchase Agreement requires Cyber Holdings to transfer the rights under the Marvel agreement (described in Note 8 above) to Fan Club within five months or make its best efforts to fully cooperate in any commercially reasonable arrangement designed to provide the benefit of the Marvel agreement to Fan Club. The Company used its working capital to fund the cash portion of the purchase price.

The Company had cash of approximately $2.14 million and current liabilities of approximately $3.0 million at June 30, 2003. Subsequent to this there were additional cash payments through August 15, 2003, including (i) an advanced payment to Fan Club Entertainment, (ii) capital expenditures by iAccele as per the computer leasing transaction discussed above, (iii) the partial repayment of liabilities by iAccele, and (iv) the payment of contractual fees by iAccele. Taking into consideration these additional cash payments, the Company had a cash position of approximately $500,000 as of August 14, 2003.


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

On February 10, 2003, we acquired a 76.9% equity interest in iAccele, a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date. The acquisition of iAccele is a key component to our strategy of shifting our revenue model from broadband entertainment channels and revenues derived from advertising to a renewed focus on developing media technology products and services and on licensing revenues. We may develop such media technology products and services internally, or acquire them from other parties.

On August 5, 2003, we executed a Share Purchase Agreement to acquire from Cyber Holdings a 67% equity interest in Fan Club, a privately-held Japanese company. Fan Club will provide advertising, merchandising, publishing, website and data management services to Cyberbred. The purchase price for our equity interest in Fan Club is 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of our common stock issued at $.472 per share, which is the average closing price for the five days prior to closing. The Share Purchase Agreement requires Cyber Holdings to transfer the rights under the Marvel agreement to Fan Club within five months or make its best efforts to fully cooperate in any commercially reasonable arrangement designed to provide the benefit of the Marvel agreement to Fan Club. We used our working capital to fund the cash portion of the purchase price.

The share purchase agreement provides that the Company will receive 67% equity interest or 268,000 shares in Fan Club. Cyber Holdings, which previously held 20,000 shares, will, following an additional purchase by paying 56 million Japanese Yen to Fan Club for an additional 112,000 shares, have a 33% equity interest in Fan Club. Cyber Holdings' obligation has not been paid to date.

On June 4, 2003, Cyberbred signed a five year agreement with Marvel to manage their fan club in Japan. The Marvel Characters hold the rights to well known characters such as Spider Man, The Hulk, X-Men, Daredevil, Captain America, and The Punisher and many others. Cyberbred, currently holds the rights to manage the Universal Studio fan club in Japan.

On July 28, 2003, Fan Club signed a Subcontract Agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel that is discussed above. This Subcontract Agreement expires May 31, 2008, and is cancelable under certain conditions. The 134,000,000 Yen was advanced to Cyberbred in late July, 2003 to fund the 100,000,000 Yen payment to Marvel under this agreement and to provide working capital for Fan Club. There were no repayment requirements.

Mr. Kazunori Ito, CEO of Fan Club has been CEO of both Cyberbred and Cyber Holdings. As of June 30, 2003, Mr. Ito owned equity interests of 41.9% in Cyberbred and 100% interest in Cyber Holdings.

There was no prior material relationship between the Company (and any of our affiliates) and Fan Club. However, an affiliate of IAJ LBO Fund, which is our largest stockholder, owned approximately 27% of the equity in Cyberbred.

We currently are not a party to the agreement between Cyberbred and Marvel. However, this agreement is material to the Company because we would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel. We can make no assurances about the relationship between Cyberbred and Marvel.

On July 31, 2003, the Company signed a Letter of Intent with London Wall Investment Pty. Ltd., a privately held Australian corporation, whereby the Company would acquire a 50% equity stake in a newly formed company to be called, iAccele Australia Pty Ltd for nominal value ("iAccele Australia"). The Company would also provide iAccele Australia with an unsecured loan of AUD$50,000, approximately $35,000 based on the Australian /US dollar exchange rate on that date, for operating costs of the business. The loan is repayable out of the profits of the newly formed company with a ninety day period for notice and after the expiration of one year, based on sufficient surplus profits. The loan does not provide for interest until the newly formed company exceeds pre-determined profit targets. The Company used its working capital to fund the cash portion of the purchase price.

If the transaction is consummated, iAccele Australia would be a sales and marketing operation for the iAccele product initially in Australia and New Zealand, subject to signing a license agreement with iAccele. Consummation of the proposed acquisition is further subject to the preparation and execution of a definitive purchase agreement and customary closing conditions. There can be no assurance given that this transaction will be consummated.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                        Three Months Ended June 30,
                              ------------------------------------------------
                               2003         2002     $ Variance     % Variance
                               ----         ----     ----------     ----------

Revenue ....................  $    99       $  89       $  10          11.2%
Cost of sales ..............      191          24         167         695.8%
                              -------       -----       -----         ------
Gross profit (loss) ........      (92)         65        (157)        241.5%
                              -------       -----       -----         ------
Expenses:
Selling, general and
  adminstrative expenses ...      580         325         255          78.5%
                              -------       -----       -----         ------
Total expenses .............      580         325         255          78.5%
                              -------       -----       -----         ------

Loss from operations .......     (672)       (260)       (412)        158.5%
                              -------       -----       -----         ------

Other Income (Expense):
Interest income ............        1           -           1            *
Interest expense ...........     (117)          -        (117)           *
Other income ...............      (19)          -         (19)           *
                              -------       -----       -----         ------
Total other income (expense)     (135)          -        (135)           *
                              -------       -----       -----         ------
Loss before income taxes ...     (807)       (260)       (547)        210.4%
Income taxes ...............        -           -           -            *
                              -------       -----       -----         ------
Net loss ...................  $  (807)      $(260)      $(547)        210.4%
                              =======       =====       =====         ======

(dollars in thousands)
                                          Six Months Ended June 30,
                              ------------------------------------------------
                               2003         2002     $ Variance     % Variance
                               ----         ----     ----------     ----------

Revenue ....................  $   105       $ 226       $(121)        -53.5%
Cost of sales ..............      300          59         241          408.5%
                              -------       -----       -----         ------
Gross profit (loss) ........     (195)        167        (362)        216.8%
                              -------       -----       -----         ------
Expenses:
Selling, general and
  adminstrative expenses ...      971         597         374          62.6%
                              -------       -----       -----         ------
Total expenses .............      971         597         374          62.6%
                              -------       -----       -----         ------

Loss from operations .......   (1,166)       (430)       (736)        171.2%
                              -------       -----       -----         ------

Other Income (Expense):
Interest income ............        2           -           2            *
Interest expense ...........     (196)          -        (196)           *
Other income ...............      (25)          -         (25)           *
                              -------       -----       -----         ------
Total other income (expense)     (219)          -        (219)           *
                              -------       -----       -----         ------
Loss before income taxes ...   (1,385)       (430)       (955)        222.1%
Income taxes ...............        -           -           -            *
                              -------       -----       -----         ------
Net loss ...................  $(1,385)      $(430)      $(955)        222.1%
                              =======       =====       =====         ======
* Not meaningful.

      THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002
        SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002

Net Revenue

Net revenue for the three month period ended June 30, 2003 increased $10,000 to $99,000, as compared to the same period in the prior year. This increase was due to a change in business direction. The iAccele revenue of approximately $99,000 primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers (VARs), internet service providers (ISPs) or directly to end-users.

Net revenue for the six month period ended June 30, 2003 decreased $121,000 to $105,000, as compared to the same period in the prior year. This increase was due to a change in business direction. The iAccele revenue of approximately $105,000 primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers (VARs), internet service providers (ISPs) or directly to end-users.

As of June 30, 2003, we had deferred revenues of $1,070,000. This is an increase of $1,070,000 from December 31, 2002. The increase in deferred revenues relates to the VARS contracting for the delivery of iAccele software but not distributing such software as timely as it is received from iAccele.

Revenues have been accounted for on the basis of the number of users who have activated the software license key after they purchased the iAccele software, rather than accruing revenues at the time the iAccele software was purchased by the VARs. In the case of VARs, revenue is received by iAccele on a monthly accruals base but was not recognized by us until the license key was activated by the end user. This can lead to a significant time lag between cash being received by us and being converted from the deferred revenue to earned revenue in our financial reports. Further, our accounting policy records revenue on a deferred basis whereby the revenue derived is divided evenly over the period of the licenses validity span, currently a maximum of 13 months. Based on the number of license keys distributed to users through VARs, as of June 30, 2003, we have recorded an average activation rate of 10% for iAccele software.

Cost of Sales

Cost of sales for the three month period ended June 30, 2003, increased $167,000 to $191,000, as compared to the same period in the prior year. This increase was due to license fees on iAccele software and other iAccele costs. Our production costs for the development of original content for the three month period ended June 30, 2003 were $0, as compared to approximately $11,000 for the same period in the prior year.

Cost of sales for the six month period ended June 30, 2003, increased $241,000 to $300,000, as compared to the same period in the prior year. This increase was due to license fees on iAccele software and other iAccele costs. Our production costs for the development of original content for the six month period ended June 30, 2003 were $0, as compared to approximately $25,000 for the same period in the prior year.

Expenses

Selling, general and administrative expenses for the three month period ended June 30, 2003 increased $255,000 to $580,000, as compared to the same period in the prior year. This was due to increased operating expenses of $456,000 related to iAccele and decreased operating expenses at the Company due to its restructuring.

Selling, general and administrative expenses for the six month period ended June 30, 2003 increased $374,000 to $971,000, as compared to the same period in the prior year. This was due to increased operating expenses of $623,000 related to iAccele and decreased operating expenses at the Company due to its restructuring.

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

Other Income (Expense)

Other expense was $135,000 for the three month period ended June 30, 2003 as compared to $0 for the same period in the prior year. This expense was primarily due to interest on related party loans.

Other expense was $219,000 for the six month period ended June 30, 2003 as compared to $0 for the same period in the prior year. This expense was primarily due to interest on related party loans.

Net Loss

Net loss was $807,000 for the three month period ended June 30, 2003 as compared to a net loss of $260,000 for the same period in the prior year. The reasons for the increased losses were discussed above.

Net loss was $1,385,000 for the six month period ended June 30, 2003 as compared to a net loss of $430,000 for the same period in the prior year. The reasons for the increased losses were discussed above.

Grant of Stock Options

In February, 2003, the Company granted 1,500,000 stock options to two executives at an exercise price of $.08 per share, which was the market price at the grant date. These options are exercisable immediately and have a term of ten years.

On June 15, 2003, the Company granted 4,975,000 stock options with an exercise price of $.20 per share, which was the market price at the grant date. Four million five hundred thousand of the stock options were issued to the directors and officers, which vest over three years. Four hundred and seventy-five thousand options are performance based stock options. As of June 30, 2003, none of the performance based stock options were earned. The term of these 4,975,000 stock options granted are for a term of ten years.

We have not recorded any compensation expense for stock options granted to employees during the three and six months ended June 30, 2002 and 2003.

Liquidity and Capital Resources

The Company had cash of approximately $2.14 million and current liabilities of approximately $3.0 million at June 30, 2003. Subsequent to this there were additional cash payments through August 15, 2003, including (i) an advanced payment to Fan Club Entertainment, (ii) capital expenditures by iAccele as per computer leasing transaction discussed above, (iii) the partial repayment of liabilities by iAccele, and (iv) the payment of contractual fees by iAccele. Taking into consideration these additional cash payments, the Company had a cash position of approximately $500,000 as of August 14, 2003. For the six months ending June 30, 2003, the Company had a net loss of $1,385,000 and expects to incur operating losses through 2003.

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

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements, loans and capital contributions from an affiliated person and the issuance of securities for services rendered. Net proceeds from these sales have totaled approximately $23.7 million as of June 30, 2003, with approximately $8.8 million raised in the initial public offering,$5.5 million raised in the private placements, $6.8 million in equity issued for services, $1.2 million raised in the conversion of debt and $1.3 million related to a beneficial conversion feature. Additional funding was obtained in the form of loans from related parties, of which approximately $1.3 million was outstanding at June 30, 2003.

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

Operating Activities

Net cash provided by operations for the six months ended June 30, 2003 was $78,000. This amount was primarily related to a net loss of $1,385,000, increases in accounts receivable of $372,000 and deferred license fee of $144,000. This was offset by depreciation and amortization of $285,000, amortization of equity based compensation of $80,000, amortization of beneficial conversion feature of $99,000 and increases in accounts payable of $80,000, accrued liabilities of $348,000 and deferred revenue of $1,070,000.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2003 was $1,671,000. This amount related to the acquisition of $1,300,000 discussed below and capital expenditures of $377,000.

On February 10, 2003, we acquired an approximately 76.9% equity interest in iAccele, a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

On August 5, 2003, we executed a Share Purchase Agreement to acquire from Cyber Holdings a 67% equity interest in Fan Club, a privately-held Japanese company. Fan Club will provide advertising, merchandising, publishing, website and data management services to Cyberbred. The purchase price for our equity interest in Fan Club is 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of our common stock issued at $.472 per share, which is the average closing price for the five days prior to closing. We used our working capital to fund the cash portion of the purchase price.

The Company purchased and subsequently leased 600 computers to an investee of the major shareholder of the Company, ForeignTV Japan Co. Ltd., a Japanese limited liability company ("ForeignTV"),. The InterAsset Group owns approximately 66% of ForeignTV Japan. The Company previously held a minority ownership in ForeignTV, but sold its interest in 2002. IAJ, a principal stockholder of the Company, currently owns approximately 66% of the outstanding shares of ForeignTV. These computers cost approximately $1,000 per machine or approximately $600,000. The Company expects to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases are as follows;

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

      o The lease contract shall be automatically extended for six months if ForeignTV does not object at least one month prior to the contract's termination date.

      o These computers are to be returned to the Company upon termination of the leases.

These leases were not recorded as a financing lease, because these leasing transactions are between related parties under common control. As a result, revenues are not being recognized on any cash receipts. In addition, since the lessee of these computers is not sufficienty capitalized, the Company's ability to collect the lease payments is not certain. The Company has received 3,429,749 Yen or approximately $31,000 during the quarter ending September 30, 2003 and this amount has been booked as deferred revenue on the balance sheet.

These computers are being depreciated over three years.

Financing Activities

Net cash provided by financing activities for the six months ending June 30, 2003 was $3,289,000. This amount related to loans from related parties of $1,289,000 and proceeds from the sale of stock to a related party of $2,000,000.

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

During the quarter ended June 30, 2003, iAccele borrowed 52,500,000 Yen, or approximately $454,000, from IAJ. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances matured during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003, 7,000,000 Yen, or approximately $62,000, on July 27, 2003, 10,000,000 Yen, or approximately $89,000, on August 1, 2003 and 30,000,000 Yen, or approximately $258,000, on December 1, 2003. The Company repaid 18,500,000 Yen, or approximately $160,000, on July 25, 2003. The remaining 4,000,000 Yen which was due on August 1, 2003 was deferred with a new note until the end of 2003. Therefore, the total outstanding amount to IAJ due in December, 2003 and bearing interest at 3.5% per annum is 34,000,000 Yen, or approximately $ 290,000.

On June 30, 2003, the Company agreed to sell to PBAA, 13,333,333 shares of common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of our common stock ending June 15, 2003, the date PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, the Company's stockholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the Company's forthcoming 2003 annual meeting of its stockholders.

The Company had cash of approximately $2.14 million and current liabilities of approximately $3.0 million at June 30, 2003. Subsequent to this there were additional cash payments through August 15, 2003, including (i) an advanced payment to Fan Club Entertainment, (ii) capital expenditures by iAccele as per computer leasing transaction discussed above, (iii) the partial repayment of liabilities by iAccele, and (iv) the payment of contractual fees by iAccele. Taking into consideration these additional cash payments, the Company had a cash position of approximately $500,000 as of August 14, 2003. For the six months ending June 30, 2003, the Company had a net loss of $1,385,000 and expects to incur operating losses through 2003.

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

Other Material Commitments. The Company's contractual cash obligations as of June 30, 2003, are summarized in the table below.

                                                         Less Than                           Greater Than
 Contractual Cash Obligations                Total        1 Year     1-3 Years   3-5 Years     5 Years
 ----------------------------              ----------   ----------   ---------   ---------   ------------
 Operating leases ......................   $    1,000   $    1,000      $ -         $ -          $ -
 Capital lease obligations .............            -            -        -           -            -
 Long term debt repayment ..............    1,288,709    1,288,709        -           -            -
 Capital expenditures ..................      300,000      300,000        -           -            -
 Acquisitions ..........................    1,147,960    1,147,960

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical aFccounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 3 to our consolidated financial statements.

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

As detailed more fully in Note 9, the Company has a license agreement to use certain internet acceleration technology which forms the basis of the iAccele software service. The Company pays a license fee for each customer purchasing this product. Fees paid under this license are capitalized as deferred license fee and amortized to cost of sales over the life of the product period from the month of selling and receiving the cash from the customers to the expiration month of the product life span.

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

In addition, during the quarter ended June 30, 2003, iAccele borrowed 52,500,000 Yen, or approximately $454,000, from IAJ. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances matured during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003, 7,000,000 Yen, or approximately $62,000, on July 27, 2003, 10,000,000 Yen, or approximately $89,000, on August
1, 2003 and 30,000,000 Yen, or approximately $258,000, on December 1, 2003. The Company repaid 18,500,000 Yen, or approximately $160,000, on July 25, 2003. The remaining 4,000,000 Yen which was due on August 1, 2003 was deferred with a new note until the end of 2003. Therefore, the total outstanding amount to IAJ due in December, 2003 and bearing interest at 3.5% per annum is 34,000,000 Yen, or approximately $ 290,000.

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

- WE HAVE A LIMITED OPERATING HISTORY

We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, we anticipate shifting our revenue model from broadband entertainment channels and revenues derived from advertising, to a renewed focus on developing media technology products and services and on licensing revenues. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for media technology products and services as well as Internet broadcasting.

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

- WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES

We will require substantial additional financing in order to be able to continue operations beyond the third quarter of 2003, including the cash flow needs of iAccele and to acquire businesses. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, we have no current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. Sales of additional equity securities will result in substantial pro rata dilution to our present stockholders. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations or to cease operations altogether. Technological stock in general have recently experienced significant downturns on the financial markets, and the trend is expected to continue indefinitely. Negative investor sentiment for technology stocks will adversely affect our ability to secure additional financing.

- OUR COMMON STOCK COULD BE DELISTED FROM THE AMERICAN STOCK EXCHANGE ("AMEX")

The price and volume at which our stock has recently traded on the American Stock Exchange does not meet its criteria for continued listing. Although the AMEX has not officially communicated any intention to us to delist our stock, if our stock were to be delisted, it would materially affect the ability of an investor to dispose of their shares of our stock, and further reduce the liquidity of their investment. In addition, delisting could affect the Company's ability to obtain financing to support operations and acquisitions.

- WE ARE SUBJECT TO COMPETITIVE PRESSURES

While we are not aware of any organization that is providing the complete suite of services under the same business model we are utilizing, in general, we face competition from other providers of services to entities that provide Internet data transmission acceleration service. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

- WE ARE DEPENDENT ON A LIMITED NUMBER OF MAJOR CUSTOMERS AND A DECREASE IN ORDERS FROM ANY MAJOR CUSTOMER COULD DECREASE OUR REVENUES.

The Company's largest distributor is a VAR that accounted for 78% of accounts receivable and deferred revenue for the six-month period ending June 30, 2003. A second VAR accounted for a further 19% for the same six-month period. The Company anticipates that significant distributor concentration will continue for the foreseeable future.

There can be no assurance regarding the amount or timing of purchases by any customer in any future period and business fluctuations affecting our customers have affected and will continue to affect our business. Our success is dependent upon our ability to broaden our customer base and to obtain orders from additional original equipment manufacturers to increase our level of sales. None of our customers has a written agreement with us that obligates them to purchase additional products. If one or more of our major customers decide not to purchase additional products or cancels orders previously placed, our net sales could decrease, which could have a material adverse effect on our business, financial condition and results of operations.

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

We also rely on certain technologies we license from third parties. There can be no assurance these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business. However, other than our trademarks and service marks, we do not believe that the loss of any one of our intellectual property rights would materially harm our business.

The Company assumed a license agreement for the non-exclusive use of certain internet acceleration technology from InfoshowerX as part of the iAccele acquisition. This technology forms the basis of the Company's only product offering, and was originally licensed by InfoshowerX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. The Company must pay the royalties within twenty days after the Company has collected from its customers. The Company has incurred approximately $180,000 under this license agreement for the quarter ended June 30, 2003. There can be no assurance this third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business.

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

- WE REVISED OUR BUSINESS PLAN

At the beginning of 2003, we revised our business plan to expand into other areas of media entertainment and technology. We have shifted the revenue model from broadband entertainment channels and revenues derived predominantly from advertising, to a renewed focus on developing media technology products and services, and on generating licensing revenues. To this end, we may develop such media entertainment and technology products and services internally, or acquire them from other parties.

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

- OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of June 30, 2003,Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"),Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ") collectively hold approximately 82.6% of our common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, one of our Directors, and our President and Chief Executive Officer, currently serves as the President of IAJ, a Japanese venture capital company.

IAJ has the ability to cause a change of control of the board of directors of the Company by electing candidates of its choice to the board at a stockholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other stockholders may vote. Further, under Delaware law, IAJ has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

- THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2003, 65.1 million shares of common stock were outstanding. Significant shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the Company, they may only sell their shares of common stock in the public market in compliance with the volume limitations of Rule 144.

- WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003 and one acquisition in August, 2003 and invested in a joint venture in July, 2003. Such transactions are accompanied by a number of risks, including:

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

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by the Company. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions.

If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

The Company is exposed to foreign currency risks due to the acquisition of iAccele on February 10, 2003. This acquisition was financed by a 100.0 million Japanese Yen loan, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

In addition, during the quarter ended June 30, 2003, iAccele borrowed 52,500,000 Yen, or approximately $454,000, from IAJ. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances matured during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003, 7,000,000 Yen, or approximately $62,000, on July 27, 2003, 10,000,000 Yen, or approximately $89,000, on August
1, 2003 and 30,000,000 Yen, or approximately $258,000, on December 1, 2003. The Company repaid 18,500,000 Yen, or approximately $160,000, on July 25, 2003. The remaining 4,000,000 Yen, which was due on August 1, 2003, was deferred with a new note until the end of 2003. Therefore, the total outstanding amount to IAJ due in December, 2003 and bearing interest at 3.5% per annum is 34,000,000 Yen, or approximately $290,000.

The company does not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

Interest Rate Risk

The Company is exposed to interest rate risk due to the loan payable-related party of approximately $1,289,000 as of June 30, 203. The Company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2003, the board of directors voted to amend the conversion price for the 1,678,433 warrants outstanding from the original IPO from an exercise price of $9.00 per share to $3.50 per share.

         On June 15, 2003, the Company granted 4,975,000 stock options with an exercise price of $.20 per share, which was the market price at the grant date. Four million five hundred thousand of the stock options were issued to the directors and officers, which vest over three years. Four hundred and seventy-five thousand options are performance based stock options. As of June 30, 2003, none of the performance based stock options were earned. The term of these 4,975,000 stock options granted are for a term of ten years.

         On June 30, 2003, we agreed to sell to PBAA, 13,333,333 shares of our common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of our common stock ending June 15, 2003, the date PBAA Fund made its investment commitment. As PBAA Fund's purchase price per share was at a discount to market, our stockholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the our forthcoming 2003 annual meeting of stockholders.

         On June 30, 2003, IAJ LBO Fund converted the principal amount of the Convertible Promissory Note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of our Series B convertible preferred stock. The 1,158 shares of Preferred Stock are convertible into 11,580,000 shares of Common Stock, subject to approval by the Company's shareholders of an amendment to the Company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS

         10.1 Share Purchase Agreement, dated as of August 5, 2003, between IA Global, Inc. and Cyber Holdings Co., Ltd.

         10.2 Indemnification Agreement, dated as of August 5, 2003, among IA Global, Inc., Cyber Holdings Co., Ltd. and Fan Club Entertainment Co., Ltd.

         10.3 Certificate of Officers, dated as of August 5, 2003, among IA Global, Inc., Cyber Holdings Co., Ltd. and Fan Club Entertainment Co., Ltd.

         10.4 Subcontract Agreement, dated July 28, 2003, between Cyberbred Co., Ltd. and Fan Club Entertainment Co., Ltd.

         10.5 Letter of Intent, dated July 31, 2003, between IA Global, Inc. and London Wall Investments Pty Ltd.

         10.6 Notice of Conversion of Promissory Note, dated June 30, 2003, between IA Global, Inc. and Inter Asset Japan Co. Ltd.

         10.7 Subscription Agreement, dated June 30, 2003, between IA Global, Inc. and PBAA Fund Ltd.

         10.8 Amendment to Employment Agreement, dated May 21, 2003, between IA Global, Inc. and Satoru Hirai.

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