Form 10-Q/A
period 2003-09-30
IA GLOBAL INC
filed 2004-02-03
CIK 1077634

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

                                 IA GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

     Item 1.   Financial Statements.........................................   3

               Consolidated Balance Sheet...................................   3

               Consolidated Statements of Operations........................   4

               Consolidated Statement of Cash Flows.........................   5

               Notes to Consolidated Financial Statements...................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  21

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk..................................................  39

     Item 4.   Controls and Procedures......................................  40

PART II.

     Item 1.   Legal Proceedings............................................  40

     Item 2.   Changes in Securities and Use of Proceeds....................  40

     Item 3.   Defaults Upon Senior Securities..............................  40

     Item 4.   Submission of Matters to a Votes of Security Holders.........  40

     Item 5.   Other Information............................................  41

     Item 6.   Exhibits and Reports on Form 8-K.............................  41

Signatures..................................................................  42

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        IA GLOBAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                    September 30,  December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                     (unaudited)     (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................  $    613,151   $    444,383
  Deferred license fee ...........................        31,384              -
  Other current assets ...........................       188,645              -
                                                    ------------   ------------
    Total current assets .........................       833,180        444,383

EQUIPMENT, NET ...................................       604,365            812

OTHER ASSETS
  Software development costs, net ................       131,334              -
  Intangible assets, net .........................     1,799,683              -
  Loan to QuikCat Australia Pty Ltd. .............        34,060              -
  Other assets ...................................             -          5,477
                                                    ------------   ------------

                                                    $  3,402,622   $    450,672
                                                    ============   ============

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable - trade .......................  $    410,793   $    246,353
  Accrued liabilities ............................       304,196         31,000
  Loan payable - related party ...................       834,167      1,063,857
  Deferred revenue ...............................       755,276              -
  Short term loan - related party ................       344,122              -
  Income taxes payable ...........................        18,981              -
                                                    ------------   ------------
    Total current liabilities ....................     2,667,535      1,341,210
                                                    ------------   ------------

MINORITY INTERESTS ...............................        12,002              -
                                                    ------------   ------------

STOCKHOLDER'S EQUITY (DEFICIENCY):
  Series B Preferred stock, $.01 par value,
    5,000 shares authorized 1,158 and
    -0- issued and outstanding, respectively
    (liquidation value $1,158,000) ...............            12              -
  Common stock, $.01 par value, 75,000,000
    shares authorized, 65,480,889 and 51,797,556,
    issued and outstanding, respectively .........       654,810        517,976
  Paid in capital ................................    23,207,997     19,744,331
  Accumulated deficit ............................   (23,215,533)   (21,022,845)
  Unearned compensation expense ..................             -        (80,000)
  Treasury stock .................................       (50,000)       (50,000)
  Unrealized foreign exchange gain ...............       125,799              -
                                                    ------------   ------------
    Total stockholder's equity (deficiency) ......       723,085       (890,538)
                                                    ------------   ------------

                                                    $  3,402,622   $    450,672
                                                    ============   ============

                 See notes to consolidated financial statements.

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                                2003           2002         2003          2002
                                            ------------   -----------  ------------   ------------
                                             (unaudited)   (unaudited)   (unaudited)    (unaudited)
REVENUE ..................................  $    126,070   $   180,000  $    230,793   $    406,046

COST OF SALES ............................       152,821             -       453,174         87,367
                                            ------------   -----------  ------------   ------------

GROSS PROFIT (LOSS) ......................       (26,751)      180,000      (222,381)       318,679
                                            ------------   -----------  ------------   ------------

EXPENSES
  Selling, general and administrative ....       606,437       131,542     1,563,301        612,928
  Writedown of fixed assets ..............             -             -             -         87,137
                                            ------------   -----------  ------------   ------------
    Total expenses .......................       606,437       131,542     1,563,301        700,065
                                            ------------   -----------  ------------   ------------

OPERATING INCOME (LOSS) ..................      (633,188)       48,458    (1,785,682)      (381,386)
                                            ------------   -----------  ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income ........................           661             -         2,357              -
  Interest expense .......................       (78,789)            -      (274,924)             -
  Other income (expense) .................        24,965       209,211           865        209,244
                                            ------------   -----------  ------------   ------------
    Total other income (expense) .........       (53,163)      209,211      (271,702)       209,244
                                            ------------   -----------  ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS
  AND INCOME TAXES .......................      (686,351)      257,669    (2,057,384)      (172,142)

MINORITY INTERESTS .......................       (10,914)            -       (10,914)             -
                                            ------------   -----------  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ........      (697,265)      257,669    (2,068,298)      (172,142)

INCOME TAXES: ............................             -             -           334              -
                                            ------------   -----------  ------------   ------------

NET INCOME (LOSS) ........................      (697,265)      257,669    (2,068,632)      (172,142)

Other comprehensive income, net of tax:
  Foreign currency translation adjustments         2,805             -         2,616              -
                                            ------------   -----------  ------------   ------------

Comprehensive income (loss) ..............  $   (694,460)  $   257,669  $ (2,066,016)  $   (172,142)
                                            ============   ===========  ============   ============

Per share of Common
  Basic net income (loss) per share ......  $      (0.01)  $      0.01  $      (0.04)  $      (0.01)
                                            ============   ===========  ============   ============
  Diluted net income (loss) per share ....  $      (0.01)  $      0.01  $      (0.04)  $      (0.01)
                                            ============   ===========  ============   ============
  Weighted average shares of common
         stock outstanding ...............    65,343,932    37,055,889    56,362,635     31,887,556
  Weighted average shares of common stock
         and common equivalent shares
         outstanding .....................    65,343,932    37,055,889    56,362,635     31,887,556


                              See notes to consolidated financial statements.

                                                     4

                        IA GLOBAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                            2003         2002
                                                        -----------   ---------
                                                        (unaudited)  (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .............................................  $(2,068,632)  $(172,142)
Adjustments to reconcile net loss to net cash used
  in operating activities:
Depreciation & amortization ..........................      518,556       6,374
Writedown of fixed assets ............................            -      87,137
Amortization of beneficial conversion feature ........      168,124           -
Minority interests ...................................       10,914           -
Equity based compensation ............................       80,000     194,341
Other current assets .................................      (67,681)        376
Other assets .........................................            3      27,570
Deferred license fee .................................      (31,384)          -
Accounts payable .....................................      164,440    (162,541)
Accrued liabilities ..................................      264,261    (181,843)
Income taxes payable - foreign .......................       18,981           -
Deferred revenue .....................................      755,276    (305,000)
                                                        -----------   ---------

NET CASH USED IN OPERATIONS ..........................     (187,142)   (505,728)
                                                        -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures ....................     (666,512)          -
Other assets .........................................        5,477           -
Purchase of intangibles ..............................   (2,221,414)          -
Investment in affiliate ..............................            -     100,000
                                                        -----------   ---------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES ..   (2,882,449)    100,000
                                                        -----------   ---------

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loan payable - related party ...........    1,432,419     320,379
Repayments of related party loans ....................     (160,000)          -
Loan to QuikCat Australia Pty Ltd. ...................      (34,060)          -
Proceeds from sale of stock ..........................    2,000,000       2,250
Contribution of capital ..............................            -      64,719
                                                        -----------   ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES ............    3,238,359     387,348
                                                        -----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .      168,768     (18,380)

CASH AND CASH EQUIVALENTS, beginning of the period ...      444,383      18,380
                                                        -----------   ---------

CASH AND CASH EQUIVALENTS, end of the period .........  $   613,151   $       -
                                                        ===========   =========

Supplemental disclosures of cash flow information:
  Interest paid ......................................  $         -   $       -
  Taxes paid .........................................  $       334   $       -
Non-cash financing activities:
  Conversion of debt to equity .......................  $ 1,157,988   $       -
  Common stock and options issued for services .......  $         -   $ 160,000
  Conversion of preferred stock to common stock ......  $         -   $ 200,000
  Common stock issued for Fan Club acquisition .......  $   165,200   $       -

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

2. GOING CONCERN:

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring operating losses and at September 30, 2003, has negative working capital of approximately $1,834,000. Unless the Company raises additional investment, there is substantial doubt about the Company's ability to continue as a going concern. The Company is seeking additional funding. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, there can be no assurance that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company.

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

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company is amortizing the intangible assets and intellectual property acquired in connection with the acquisition of iAccele Co. Ltd. ("iAccele") over twenty-four months on a straight - line basis. For the Fan Club Entertainment acquisition, the Company is amortizing the intangible assets and intellectual property over sixty months on a straight - line basis, which is the expected life of the agreement.

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

There was no revenue recognized for Fan Club Entertainment in the quarter ending September 30, 2003.

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

STOCK BASED COMPENSATION PLANS - The Company accounts for its our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, to disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                     For the three months ended       For the nine months ended
                                            September 30,                   September 30,
                                     ---------------------------     -----------     -----------
                                         2003            2002            2003            2002
                                     -----------     -----------     -----------     -----------
Net loss available to common
shareholders, as reported .......    $  (694,460)    $   257,669     $(2,066,016)    $  (172,142)

Deduct: Stock-based compensation,
net of tax ......................         12,846               -     $   119,692               -
                                     -----------     -----------     -----------     -----------
Net loss available to common
shareholders, pro-forma .........    $  (707,306)    $   257,669     $(2,185,708)    $  (172,142)
                                     ===========     ===========     ===========     ===========
Basic earnings per share:
         As reported - ..........    $      (.01)    $       .01     $      (.04)    $      (.01)
         Pro-forma - ............    $      (.01)    $       .01     $      (.04)    $      (.01)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

The Company has recorded no compensation expense for stock options granted to employees during the three and nine months ended September, 2003 and 2002.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   For the Nine Months
                                                   Ended September 30,
                                                   -------------------
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

Accounting for Financial Instruments - In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150") "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No.150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company has adopted the provisions of SFAS No. 150 and such provisions have not had a material effect on its results of operation, financial position or the related financial statement disclosures of the Company.

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

5. EQUIPMENT

The Company purchased and subsequently leased 600 computers to an investee of the major shareholder of the Company, ForeignTV Japan co. Ltd., a Japanese limited liability company ("ForeignTV"). The Company previously held a minority ownership in ForeignTV, but sold its interest in 2002. IAJ, a principal stockholder of the Company, currently owns approximately 66% of the outstanding shares of ForeignTV. These computers cost approximately $1,000 per machine or approximately $600,000. The Company expects to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases are as follows;

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

      o Intellectual property of $1,034,092, net of accumulated amortization of $274,264. The intellectual property resulted from the net difference in assets and liabilities acquired from the Company acquiring a 76.9% equity interest in a privately held Japanese corporation, iAccele, engaged in the business of providing an internet data transmission acceleration service that targets narrowband users. The Company financed this acquisition by borrowing 100 million Japanese Yen, or about $830,000, from a related party, and assumded the indebtedness of iAccele. The identifiable components of the intellectual property are the unpatented technology acquired, the license agreement for the acceleration software technology, an increased valuation of the acquired software being sold and customer relationships.

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

      o Identifiable intangible assets of $1,073,909, net of accumulated amortization of $34,054. The intellectual property arose from the net difference in assets and liabilities acquired from the Company acquiring a 67% equity interest in a privately held Japanese corporation, Fan Club Entertainment, that is engaged in the business of providing advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd. Essentially the full purchase price of the 67% equity interest in Fan Club Entertainment has been allocated to intangible assets. Although, the Company acquired a 67% ownership interest in Fan Club Entertainment, there can be no assurance that the minority interest holder would ever pay their portion of any cash shortfalls. The identifiable components of the intellectual property are the Marvel Enterprises contract and Cyberbred customer relationships.

         All of the intellectual property / intangibles assets are being amortized over sixty months. The amortization period of sixty months was chosen based on management's best estimate of the useful lives of these acquired intellectual property / intangibles assets due to the length of the Marvel Enterprises contract. The amortization expense recorded since the acquisition date was $34,000. The estimated future amortization expense for these intellectual property / intangible assets will be $18,500 per month or $222,000 per year until they have been fully amortized in August, 2008.

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

The following table provides details on the affiliated parties owned or controlled by each of the Company's controlling stockholders and certain other entities, The following table provides details on the affiliated parties owned or controlled by each of the Company's controlling stockholders and certain other entities, as of September 30, 2003, that are relevant for purposes of understanding the related party transactions that have taken place:

         Inter Asset Japan LBO No. 1 Fund owns

                           ForeignTV Japan Co., Ltd...........66.7%

                           InfoshowerX Co., Ltd...............42.7%

                           IA Global, Inc.....................37.6%

         PBAA Fund Ltd. owns

                           IA Global, Inc.....................29.4%

         Terra Firma Fund Ltd. owns

                           IA Global, Inc.....................15.6%

         Inter Asset Japan Co., Ltd. owns

                           Cyberbred Co., Ltd............ ....27.0% (1)

         IA Global, Inc. owns

                           iAccele Co., Ltd...................76.9%

                           QuikCAT Australia Pty Ltd...... ...50.0%

                           Fan Club Entertainment Co., Ltd....67.0%

         InfoshowerX Co., Ltd owns

                           iAccele Co., Ltd...................23.1%

         Mr. Kazunari Ito (CEO of Fan Club
         Entertainment Co. Ltd., Cyberbred Co.
         Ltd, and Cyberholdings Co. Ltd) (1)

                           Cyber Holdings Co.Ltd.............100.0%

                           Cyberbred Co. Ltd..................41.9%
                                                (69.0% after September 29, 2003)

         Cyber Holdings Co. Ltd. owns

                           Fan Club Entertainment Co.Ltd......33.0%
   ----------
   (1) Mr. Kazunari Ito, Chief Executive Officer of FanClub Entertainment Co., Ltd., Cyberbred Co., Ltd. and Cyberholdings Co. Ltd., repurchased the 27.0% ownership interest in Cyberbred from IAJ on September 29, 2003.

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

The pro-forma financial data on the iAccele acquisition is included in this section below. There are no material, nonrecurring items included in the reported the pro-forma results.

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

The results of operations of Fan Club are included in the Consolidated Statements of Operations for the period August 5, 2003 to September 30, 2003.

The pro-forma financial data on the iAccele and Fan Club acquisitions are included in this section below:

                              As Reported,       Pre-Acquisition         Pre-Acquisition         Pro-Forma
                              Nine Months      Operations of iAccele  Operations of Fan Club    Nine Months
                                 Ended            January 1, 2003         March 1, 2003            Ended
                           September 30, 2003   To February 9, 2003     To August 4, 2003     September 30, 2003
                           ------------------  ---------------------  ----------------------  ------------------
Revenues ..................   $   230,793           $    4,308              $      -             $   235,101
Loss before extraordinary
  items ...................    (2,066,016)            (226,376)              (54,081)             (2,346,473)
Net loss ..................    (2,066,016)            (226,376)              (54,081)             (2,346,473)
Loss per common share .....   $     (0.04)          $        -              $      -             $     (0.04)

There are no material, nonrecurring items included in the reported the pro-forma results.

$500,000 Financing

On November 11, 2003, we agreed to sell to IAJ, 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $500,000, representing an approximate 17% discount to the trailing five-day average closing price of our common stock ending November 6, 2003, the date IAJ made its investment commitment.

9. COMMITMENT

The Company assumed a license agreement for the non-exclusive use of certain internet acceleration technology from InfoshowerX as part of the iAccele acquisition. This technology forms the basis of the Company's internet acceleration product offering, and was originally licensed by InfoshowerX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. The Company must pay the royalties within twenty days after the Company has collected from its customers. The Company has incurred approximately $67,000 and $273,000 under this license agreement for the three and nine months ended September 30, 2003, respectively.

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

The following companies are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, (ii) iAccele Co., Ltd., a Japanese company engaged in the business of providing Internet data transmission acceleration service, (iii) Fan Club Entertainment Co., Ltd., a Japanese company which provides advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., and (iv) QuikCat Australia Pty Ltd., an Australian company engaged in the business of providing Internet data transmission acceleration service to the Australia and New Zealand markets.

The following table presents revenues, operating income (loss) and total assets by company for the three and nine months ending September 30, 2003:

Company                     IA Global, Inc.      iAccele          Leasing         Fan Club            Total
                            ---------------    -----------       ---------       -----------       -----------
Three months ended:
  September 30, 2003
  Revenue ...............      $       -       $   126,070       $       -       $         -       $   126,070

  Operating income (loss)       (203,001)         (349,940)        (41,667)          (38,580)         (633,188)

  Total Assets ..........        431,873         1,019,330         558,333         1,393,086         3,402,622

  September 30, 2002
  Revenue ...............      $ 180,000       $         -       $       -       $         -       $   180,000

  Operating income (loss)         48,458                 -               -                 -            48,458

  Total Assets (1) ......              -                 -               -                 -                 -

Nine months ended:

  September 30, 2003
  Revenue ...............      $       -       $   230,793       $       -       $         -       $   230,793

  Operating income (loss)       (550,909)       (1,154,526)        (41,667)          (38,580)       (1,785,682)

  Total Assets ..........        431,873         1,019,330         558,333         1,393,086         3,402,622

  September 30, 2002
  Revenue ...............      $ 406,046       $         -       $       -       $         -       $   406,046

  Operating income (loss)       (381,386)                -               -                 -          (381,386)

  Total Assets (1) ......              -                 -               -                 -                 -
__________

(1) All assets were written off during the three months ended September 30, 2002.


Geographic Region                 U.S.            Japan          Australia          Total
                               ---------       -----------       ---------       -----------
Three months ended:
  September 30, 2003
  Revenue ...............      $       -       $   126,070       $       -       $   126,070

  Operating income (loss)       (203,001)         (430,187)              -          (633,188)

  Total Assets ..........        397,813         2,970,749          34,060         3,402,622

  September 30, 2002
  Revenue ...............      $ 180,000       $         -       $       -       $   180,000

  Operating Income ......         48,458                 -               -            48,458

  Total Assets (1) ......              -                 -               -                 -

Nine months ended:

  September 30, 2003
  Revenue ...............      $       -       $   230,793       $       -       $   230,793

  Operating income (loss)       (550,909)       (1,234,773)              -        (1,785,682)

  Total Assets ..........        397,813         2,970,749          34,060         3,402,622

  September 30, 2002
  Revenue ...............      $ 406,046       $         -       $       -       $   406,046

  Operating income (loss)       (381,386)                -               -          (381,386)

  Total Assets (1) ......              -                 -               -                 -
__________

(1) All assets were written off during the three months ended September 30, 2002.


       The following reconciles operating income (loss) to net income (loss) before taxes:

                               Three Months Ended         Nine Months Ended
                           -------------------------  -------------------------
                                  September 30,              September 30,
                           -------------------------  -------------------------
                               2003          2002         2003          2002
                           -----------   -----------  -----------   -----------

Operating income (loss) .  $  (633,188)  $    48,458  $(1,785,682)  $  (381,386)

Other income (expense) ..      (53,163)      209,211     (271,702)      209,244
                           -----------   -----------  -----------   -----------

Income (loss before
  minority interests and
  taxes .................     (686,351)      257,669   (2,057,384)     (172,142)

Minority interests ......      (10,914)            -      (10,914)            -
                           -----------   -----------  -----------   -----------

Income (loss) before
  income taxes ..........  $  (697,265)  $   257,669  $(2,068,298)  $  (172,142)
                           ===========   ===========  ===========   ===========

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

13. SUBSEQUENT EVENTS

On October 31, 2003, we completed a joint venture agreement with London Wall Investments Pty. Ltd., a privately held corporation located in Perth, Australia, whereby we will acquire a 50% equity stake in a newly formed company to be called QuikCat Australia Pty Ltd ("QuikCat") for a nominal value. We provided QuikCat with an initial unsecured loan of AUD$50,000, or approximately $35,000 based on the Australian /US dollar exchange rate, for operating costs of the business. On October 15, 2003, the Company provided QuikCat a loan of an additional $15,000. We expect to provide additional funding of approximately $80,000 in the fourth quarter of 2003 and the first quarter of 2004 for development expenses. IA Global has further committed $110,000 for licenses to assist QuikCat and iAccele in their plans to expand and operate the internet acceleration services in their respective markets. Of this $110,000, $10,000 was paid on September 3, 2003. Completion of the license is dependant upon regulatory approvals. No guarantee can be made that these approvals will be obtained to the full satisfaction of IA Global, if at all.

On November 11, 2003, we agreed to sell to IAJ, 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $500,000, representing an approximate 17% discount to the trailing five-day average closing price of our common stock ending November 6, 2003, the date IAJ made its investment commitment.

On November 11, 2003, the Board of Directors, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, approved an increase in the number of shares available for grant under the 1999 and 2000 stock options plans from 11,500,000 to 12,000,000 shares.

14. LEGAL PROCEEDINGS

On September 26, 2003, Andzej Krakowski, a former employee of ForeignTV.com, Inc., filed a civil action in the United States District Court Southern District of New York seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement, (iii) issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. Mr. Krakowski claimed that IA Global had breached various oral and written agreements between the parties, including the financing of a film and an Arbitration proceeding.

We are a successor corporation to ForeignTV.com, Inc. and Medium4.com, Inc. ("Medium"). As part of the September 25, 2002 Agreement and Assignment between Medium, IAJ and David Badner, a major stockholder and former consultant, Mr. Badner agreed to indemnify and hold us harmless against expenses, obligations and liabilities related to any breach of the representations and warranties and any creditor claims arising from this agreement which facilitated our financial restructuring.

We believe we have appropriate indemnification from Mr. Badner for Mr. Krakowski's claim, but there can be no guarantee that we will be successful in resolving this claim.

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

We had total revenues in 2002 of $406,000, which was from license fees. We do not expect these license fees to recur in 2003. Our current business plan assumes that we will not derive any significant revenues during 2003. Due to our limited operating history, in particular, under our new business model, it is very difficult to predict our revenues during 2003.

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

During the quarter ending September 30, 2003, Fan Club had commenced operations and had received orders from Cyberbred and ADPlannet for work in relation to the Marvel Fan Club. However, due to a lack of adequate staff resources, the Board of Directors of Fan Club determined that the majority of the work should be outsourced.

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

During the next few months, Fan Club's main source of revenue will be derived from the activities associated with Marvel, as received from Cyberbred. These activities include the following:

      o Marvel Fan Club Website - By utilizing the knowledge of the staff and management, a website will be established to increase the number of members of the Marvel Fan Club, distribute a mail magazine, and data mine the member database.

      o Marvel Fan Club Magazine - Create and produce a monthly magazine for members of the Marvel Fan Club.

      o Marvel Fan Club Merchandising - Create and sale of Marvel merchandise to fan club members.

      o Event Planning - Assist in the planning and running of an event for Marvel Fan Club that is to be held at the end of this year in a major Japanese department store, Parco. This will be the first official event for the Marvel Fan Club in Japan. The event planning work will include ticket sales and pamphlet production.

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

On October 31, 2003, completed a joint venture agreement with London Wall Investments Pty. Ltd., a privately held corporation located in Perth, Australia, whereby we will acquire a 50% equity stake in a newly formed company to be called QuikCat Australia Pty Ltd ("QuikCat") for a nominal value. We provided QuikCat with an initial unsecured loan of AUD$50,000, or approximately $35,000 based on the Australian /US dollar exchange rate, for operating costs of the business. On October 15, 2003, the Company provided QuikCat a loan of an additional $15,000. We expect to provide additional funding of approximately $80,000 in the fourth quarter of 2003 and the first quarter of 2004 for development expenses. IA Global has further committed $110,000 for licenses to assist QuikCat and iAccele in their plans to expand and operate the internet acceleration services in their respective markets. Of this $110,000, $10,000 was paid on September 3, 2003. Completion of the license is dependant upon regulatory approvals. No guarantee can be made that these approvals will be obtained to the full satisfaction of IA Global, if at all.

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

(dollars in thousands)
                                        Three Months Ended September 30,
                                ------------------------------------------------
                                  2003        2002      $ Variance    % Variance
                                  ----        ----      ----------    ----------

Revenue ....................    $   126     $   180      $   (54)       -30.0%

Cost of sales ..............        153           -          153           *
                                -------     -------      -------       -------

Gross profit (loss) ........        (27)        180         (207)       115.0%
                                -------     -------      -------       -------

Expenses:
Selling, general and
  adminstrative expenses ...        606         132          474        359.1%
Writedown of fixed assets ..          -           -            -           *
                                -------     -------      -------       -------
Total expenses .............        606         132          474        359.1%
                                -------     -------      -------       -------

Loss from operations .......       (633)         48         (681)      1418.8%
                                -------     -------      -------       -------

Other Income (Expense):
Interest income ............          1           -            1           *
Interest expense ...........        (79)          -          (79)          *
Other Income ...............         25         210         (185)       -88.1%
                                -------     -------      -------       -------
Total other income (expense)        (53)        210         (263)       125.2%
                                -------     -------      -------       -------
Loss before minority
  interests and income taxes       (686)        258         (944)       365.9%
Minority interests .........        (11)          -          (11)          *
                                -------     -------      -------       -------
Income (loss) before income
  taxes ....................       (697)        258         (955)       370.2%
Income taxes ...............          -           -            -           *
                                -------     -------      -------       -------
Net loss ...................    $  (697)    $   258      $  (955)       370.2%
                                =======     =======      =======       =======
* Not meaningful.

(dollars in thousands)
                                        Nine Months Ended September 30,
                                ------------------------------------------------
                                  2003        2002      $ Variance    % Variance
                                  ----        ----      ----------    ----------

Revenue ....................    $   231     $   406      $  (175)       -43.1%

Cost of sales ..............        453          87          366        420.7%
                                -------     -------      -------       -------

Gross profit (loss) ........       (222)        319         (541)       169.6%
                                -------     -------      -------       -------

Expenses:
Selling, general and
  adminstrative expenses ...      1,564         613          951        155.1%
Writedown of fixed assets ..          -          87          (87)          *
                                -------     -------      -------       -------
Total expenses .............      1,564         700          864        123.4%
                                -------     -------      -------       -------

Loss from operations .......     (1,786)       (381)      (1,405)       368.8%
                                -------     -------      -------       -------

Other Income (Expense):
Interest income ............          2           -            2           *
Interest expense ...........       (274)          -         (274)          *
Other Income ...............          1         209         (208)       -99.5%
                                -------     -------      -------       -------
Total other income (expense)       (271)        209         (480)       229.7%
                                -------     -------      -------       -------
Loss before minority
  interests and income taxes     (2,057)       (172)      (1,885)      1095.9%
Minority interests .........        (12)          -          (12)          *
                                -------     -------      -------       -------
Income (loss) before income
  taxes ....................     (2,069)       (172)      (1,897)      1102.9%
Income taxes ...............          -           -            -           *
                                -------     -------      -------       -------
Net loss ...................    $(2,069)    $  (172)     $(1,897)      1102.9%
                                =======     =======      =======       =======
* Not meaningful.

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

Cost of sales for the nine month period ended September 30, 2003 increased $366,000 to $453,000, as compared to the same period in the prior year. This increase was due to license fees on iAccele software, other iAccele costs and depreciation on the computer leases for which we deferred revenues as was previously discussed.

Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2003 increased $474,000 to $606,000, as compared to the same period in the prior year. This was due to increased operating expenses of $227,000 related to iAccele, $33,000 related the Fan Club acquisition, and the amortization of identifiable intangible assets of $178,000 for the iAccele and Fan Club acquisitions.

Selling, general and administrative expenses for the nine month period ended September 30, 2003 increased $951,000 to $1,564,000, as compared to the same period in the prior year. This was due to increased operating expenses of $700,000 related iAccele, $33,000 related to the Fan Club acquisition and the amortization of identifiable intangible assets of $335,000 for the iAccele and Fan Club acquisitions.

For the current periods, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of iAccele on February 10, 2003, the sales and marketing expenses related to the sale of iAccele software licenses and the acquisition of Fan Club on August 5, 2003.

A writedown of fixed assets of $87,000 and was recorded in the nine month period ended September 30, 2002. There was no similar writedown or expense in 2003.

Other Income (Expense)

Other expense was $53,000 for the three month period ended September 30, 2003 as compared to other income of $210,000 for the same period in the prior year. This expense was due to interest on related party loans. The prior year included a $100,000 gain related to the sale of the Company's 10% interest in ForeignTV, an affiliated company.

Other expense was $271,000 for the nine month period ended September 30, 2003 as compared to other income of $209,000 for the same period in the prior year. This expense was due to interest on related party loans. The prior year included a $100,000 gain related to the sale of the Company's 10% interest in ForeignTV, an affiliated company.

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

Liquidity and Capital Resources

The Company had cash of approximately $.6 million and current liabilities of approximately $2.7 million as of September 30, 2003. For the nine months ending September 30, 2003, the Company had a net loss of $2,069,000 and expects to incur operating losses through 2004.

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

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering, from several private placements, loans and capital contributions from an affiliated person and the issuance of securities for services rendered. Net proceeds from these sales have totaled approximately $23.9 million as of September 30, 2003, with approximately $8.8 million raised in the initial public offering,$5.5 million raised in the private placements, $6.8 million in equity issued for services, $1.2 million raised in the conversion of debt and $1.3 million related to a beneficial conversion feature. Additional funding was obtained in the form of a subscription from a related party of approximately $.4 million in November, 2003.

In order to remain a going concern will require additional financing until such time as sufficient cash flows are generated from operations. We expect to incur operating losses through 2004 and we will need to obtain substantial additional financing in order to continue and expand our operations and to meet our cash flow needs. We do not know if additional financing, in excess of what is currently anticipated, will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our present stockholders. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations.

Operating Activities

Net cash used in operations for the nine months ended September 30, 2003 was $187,000. This amount was primarily related to a net loss of $2,069,000, offset by depreciation and amortization of $519,000, amortization of beneficial conversion feature of $168,000 and increases in accounts payable of $164,000, accrued liabilities of $264,000 and deferred revenue of $755,000.

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

The Company purchased and subsequently leased 600 computers to an investee of the major shareholder of the Company, ForeignTV Japan co. Ltd., a Japanese limited liability company ("ForeignTV"). The Company previously held a minority ownership in ForeignTV, but sold its interest in 2002. IAJ, a principal stockholder of the Company, currently owns approximately 66% of the outstanding shares of ForeignTV. These computers cost approximately $1,000 per machine or approximately $600,000. The Company expects to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases are as follows;

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

On October 31, 2003, completed a joint venture agreement with London Wall Investments Pty. Ltd., a privately held corporation located in Perth, Australia, whereby we will acquire a 50% equity stake in a newly formed company to be called QuikCat Australia Pty Ltd ("QuikCat") for a nominal value. We provided QuikCat with an initial unsecured loan of AUD$50,000, or approximately $35,000 based on the Australian /US dollar exchange rate, for operating costs of the business. On October 15, 2003, the Company provided QuikCat a loan of an additional $15,000. We expect to provide additional funding of approximately $80,000 in the fourth quarter of 2003 and the first quarter of 2004 for development expenses. IA Global has further committed $110,000 for licenses to assist QuikCat and iAccele in their plans to expand and operate the internet acceleration services in their respective markets. Of this $110,000, $10,000 was paid on September 3, 2003. Completion of the license is dependant upon regulatory approvals. No guarantee can be made that these approvals will be obtained to the full satisfaction of IA Global, if at all.

The Company had a cash position of approximately $613,000 as of September 30, 2003. For the nine months ending September 30, 2003, the Company had a net loss of $2,069,000 and expects to incur operating losses through 2004.

We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of iAccele, Fan Club and QuikCat Australia and to acquire businesses. Any inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail or cease business operations. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, there can be no assurance that the Company will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to the Company, from our major shareholder or otherwise.

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

Other Material Commitments. The Company's contractual cash obligations as of September 30, 2003, are summarized in the table below.

                                                         Less Than                           Greater Than
 Contractual Cash Obligations                Total        1 Year     1-3 Years   3-5 Years     5 Years
 ----------------------------              ----------   ----------   ---------   ---------   ------------
 Operating leases ......................   $    1,000   $    1,000      $ -         $ -          $ -
 Capital lease obligations .............            -            -        -           -            -
 Long term debt repayment ..............    1,178,289    1,178,289        -           -            -
 Capital expenditures ..................            -            -        -           -            -
 Acquisitions ..........................      195,000      195,000        -           -            -


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

- WE WILL NEED SIGNIFICANT ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES

We will require substantial additional financing in order to be able to continue operations beyond the third quarter of 2003, including the cash flow needs of iAccele, Fan Club Entertainment and QuikCat Australia and to acquire businesses. Our major shareholder has indicated a willingness to support the Company in its financing efforts. However, we have no current definitive arrangements with respect to additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Moreover, if we raise additional capital through borrowing or other debt financing, we may incur substantial interest expense. Sales of additional equity securities will result in substantial pro rata dilution to our present stockholders. Our inability to obtain additional financing will materially adversely affect us, including possibly requiring us to significantly curtail operations or to cease operations altogether. Technological stock in general have recently experienced significant downturns on the financial markets, and the trend is expected to continue indefinitely. Negative investor sentiment for technology stocks will adversely affect our ability to secure additional financing.

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

- OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of September 30, 2003,Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"),Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ") collectively hold approximately 82.6% of our common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, one of our Directors, and our President and Chief Executive Officer, currently serves as the President of IAJ, a Japanese venture capital company.

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

- THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2003, 65.5 million shares of common stock were outstanding. Significant shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the Company, they may only sell their shares of common stock in the public market in compliance with the volume limitations of Rule 144.

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

Interest Rate Risk

The Company is exposed to interest rate risk due to the loan payable-related party of approximately $1,178,000 as of September 30, 2003. The Company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 26, 2003, Andzej Krakowski, a former employee of ForeignTV.com, Inc., filed a civil action in the United States District Court Southern District of New York seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement, (iii) issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. Mr. Krakowski claimed that IA Global had breached various oral and written agreements between the parties, including the financing of a film and an Arbitration proceeding.

We are a successor corporation to ForeignTV.com, Inc. and Medium4.com, Inc. ("Medium"). As part of the September 25, 2002 Agreement and Assignment between Medium, IAJ and David Badner, a major stockholder and former consultant, Mr. Badner agreed to indemnify and hold us harmless against expenses, obligations and liabilities related to any breach of the representations and warranties and any creditor claims arising from this agreement which facilitated our financial restructuring.

We believe we have appropriate indemnification from Mr. Badner for Mr. Krakowski's claim, but there can be no guarantee that we will be successful in resolving this claim.

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

         Not Applicable

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

         10.1 Subscription Agreement, dated November 6, 2003, between IA Global, Inc. and Inter Asset Japan Co. Ltd.

         10.2 Business Development Loan and Venture Agreement, dated August 18, 2003, between IA Global, Inc. and London Wall Investments Pty Ltd.

         31.1     Section 302 Certifications

         31.2     Section 302 Certifications

         32.1     Section 906 Certifications

         32.2     Section 906 Certifications

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

         Current report on Form 8-K, dated August 15, 2003, was filed on September 5, 2003. The item reported was as follows:

      o Item 2 - Acquisition or Disposition of Assets, which reported the agreement to acquire a 67% equity interest in Fan Club Entertainment and filing documents related to such acquisition.

         Amendment to the current report on Form 8-K, dated August 15, 2003, was filed on October 22, 2003. The items reported were as follows:

      o Item 2 - Acquisition or Dispositions of Assets, which reported the updated agreement to acquire a 67% equity interest in Fan Club Entertainment and filing revised documents related to such acquisitions.

      o  Item 7 - Financial Statements and Exhibits, Which Filed the Following:

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