Form 10-K
period 2003-12-31
IA GLOBAL INC
filed 2004-03-30
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         The aggregate market value of the common equity held by non-affiliates of the registrant as of March 25, 2004 was approximately $3,885,000.

         The number of shares of the registrant's common stock outstanding as of March 25, 2004: 71,894,324 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.  Business ............................................................3

Item 2.  Properties .........................................................10

Item 3.  Legal Proceedings ..................................................10

Item 4.  Submission of Matters to a Vote of Security Holders ................11


                                     PART II

Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters ........................................11

Item 6.  Selected Financial Data ............................................14

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................16

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .........36

Item 8.  Financial Statements and Supplementary Data ........................36

Item 9.  Changes in and Disagreements With Accountants On Accounting
         and Financial Disclosure ...........................................36

Item 9A. Controls and Procedures ............................................37


                                    PART III

Item 10. Directors and Executive Officers of the Registrant .................37

Item 11. Executive Compensation .............................................37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters .....................37

Item 13. Certain Relationships and Related Transactions .....................38

Item 14. Controls and Procedures ............................................38


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ....38

SIGNATURES

                                     PART I

The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

Item 1.  Business

GENERAL DEVELOPMENT OF BUSINESS AND PRODUCT STATUS

We were incorporated in Delaware on November 12, 1998 under the name foreignTV.com, Inc. In December 1999, we changed our name to Medium4.com, Inc. On January 3, 2003, we changed our name to IA Global, Inc. We have also acquired the domain name iaglobalinc.com for non-product use. Our executive offices are located at 533 Airport Blvd. Suite 400 Burlingame, CA 94010. Our telephone number is (650) 685-2403 and our primary website is located at www.iaglobalinc.com. The information on our website is not a part of this report.

We have incurred net losses of $2.1 million, $1.5 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. We had revenues of $1.1 million, $.4 million and $.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related parties, and through the issuance of equity for services. We expect our net losses to continue for the foreseeable future.

Our business model has changed substantially over the last several years. During 2002 and 2003, we shifted our business model from being a provider of broadband entertainment channels with revenues derived from advertising, to a developer of media, entertainment and technology products and services. This shift in focus was implemented primarily through acquisitions, as described below. Through our merger and acquisition program, we intend to further increase the number of majority owned companies within IA Global and expect that these will focus on the media, entertainment and technology areas. We may also expand further our licensing business. To this end, we may develop such media, entertainment and technology products and services internally, or acquire them from other parties.

Internet Data Acceleration Products

On February 10, 2003, we acquired a 76.9% equity interest in iAccele Co. Ltd. ("iAccele"), a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration product that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date. On December 29, 2003, we sold this 76.9% ownership interest in iAccele to GM2 Co. Ltd., a Japanese-based private company, for approximately $280,000 in cash. As part of the transaction, we forgave approximately $300,000 of inter-company debt owed to us by iAccele.

We acquired iAccele with the intent to become a wholesale distributor of an Internet acceleration product. However, we subsequently determined that we would prefer to be a developer and licensor of the core Internet acceleration technology, rather than a wholesale distributor of such products. Therefore, we sold our interest in iAccele, and have instead been developing our own proprietary Internet accelerator product in conjunction with QuikCAT.com, Inc. ("QuikCAT"), an Ohio based private company, that was the core technology provider to iAccele. We have licensed the core technology from QuikCAT, as described below, and have also developed a user interface for this Internet acceleration product, which we believe will enhance the commercial reception of the product.

On October 6, 2003, we acquired an exclusive reseller license from QuikCAT for its Internet acceleration software ("iNet Client") for the territories of Australia, New Zealand and Japan. This license was approved by the United States Bankruptcy Court, Northern District of Ohio on December 15, 2003. The cost of the license was $110,000, of which $10,000 was paid on September 3, 2003, and $100,000 was paid on January 15, 2004. The license term is for three years, with one year annual automatic renewals if the product is commercially deployed. The license requires a 5% royalty on net revenues, which is to be paid monthly. In addition, QuikCAT is to be granted (at their option) either a 10% net interest in the profits, which is to be paid every six months, or a 10% equity share of the entity that markets the iNet Client Software in the local marketplace. The license can be terminated under certain conditions. Given QuikCAT's financial position, the license agreement required QuikCAT to place in independent escrow the source code for the software. This source code may be released to us under certain conditions.

On October 31, 2003, we completed a joint venture agreement with London Wall Investments Pty. Ltd., a privately held corporation located in Perth, Australia, whereby we acquired a 50% equity stake in a newly formed company to be called QuikCAT Australia Pty Ltd ("QuikCAT Australia") for a nominal value, which was subsequently reduced to 47.26% following the issuance of shares to consultants. On March 31, 2004, QuikCAT Australia was recapitalized by a subscription for common shares totaling $100,000, with our contribution being $50,000. After this recapitalization, our ownership percentage increased to 47.54%.

We have appointed QuikCAT Australia to market the services, products and intellectual property under the iNet Client software license from QuikCAT. In addition, we have advised QuikCAT that QuikCAT Australia will be the entity that markets the iNet Client software in Australia and New Zealand, and therefore, that QuikCAT Australia will have the obligation to pay the 5% royalty on net revenues, which is to be paid monthly, and 10% of its net profits from this business, which is to be paid every six months.

We own the client interface software that was developed to work with the iNet Client software, and receive a 5% royalty from QuikCAT Australia on their net profits from the sales of their services that incorporate the client interface. We have no other contracts or agreements with other companies at this time for the client interface software. The Internet acceleration service is software based and uses a combination of highly advanced and proven compression and caching technologies to increase substantially the speed of delivery of Internet and email data to the end-user. We believe that our client interface software substantially enhances the core technology licensed to us by QuikCAT and is critical to the commercial development and acceptance of the service.

QuikCAT Australia launched the product in Australia and New Zealand in March, 2004. QuikCAT Australia's Internet and email acceleration service accelerates the delivery of data (I.E., web based content and email) over the Internet, in particular, over the "last mile" where the transmission of data is typically the slowest for a dial-up connection to the Internet. QuikCAT Australia's solution transforms data into a highly compressed, proprietary format that is optimised for accelerated delivery. The transformed data transverses the Internet faster and requires fewer network resources than the original message, thereby reducing the overall load and utilisation of network devices which results in faster delivery of web content (text and images) and email over the existing network infrastructure. Their product website is http://www.quikcat.au.com.

In addition to the equity capital described above, we have loaned a total of $74,060 to QuikCat Australia for business development and working capital purposes. These loans are unsecured, but are redeemable by QuikCAT Australia at any time after one year if there are sufficient surplus assets. Interest accrues at 3.5% after certain profit targets are achieved.

As part of our strategy to develop our Internet data acceleration products, on February 5, 2004, we entered into an agreement with QuikCAT to acquire substantially all of its assets of QuikCAT for $700,000, plus the assumption of certain contracts, agreements and liabilities. QuikCAT has filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio, and therefore, our acquisition is subject to approval by the Bankruptcy Court. Notwithstanding our signed purchase agreement, there can be no assurance that the Bankruptcy Court will approve our bid or that the Bankruptcy Court will not award the assets to another bidder.

In addition, we are in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc. ("ICG"), to acquire certain assets of ICG that are related to the technology that we intend to acquire from QuikCAT. As part of these discussions, on February 5, 2004, we agreed to loan ICG up to $150,000 secured by source code for the Miliki SuperCompressor, which is a software product that compresses electronic documents and images and allows a user to email large files much faster and to save these files using much less storage space. We have advanced $100,000 to ICG under this loan agreement. The note is due May 5, 2004 and accrues interest at 4% annually. Completion of the ICG and QuikCAT asset acquisitions are subject to further approvals, including approval of the Bankruptcy Court in the case of QuikCAT, and there is no assurance that these transactions will be closed.

Fan Club Entertainment Co. Ltd.

In August 2003, we executed a Share Purchase Agreement to acquire from Cyber Holdings Co. Ltd. ("Cyber Holdings") a 67% equity interest in Fan Club Entertainment Co. Ltd. ("Fan Club"), a privately-held Japanese company. Fan Club provides advertising, merchandising, publishing, website and data management services to Cyberbred Co. Ltd. ("Cyberbred"). The purchase price for our equity interest in Fan Club was 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of our common stock at $.472 per share, which is the average closing price for the five days prior to closing of the acquisition of Fan Club.

The Share Purchase Agreement provides that we will receive 67% equity interest or 268,000 shares in Fan Club. Cyber Holdings, which already held 20,000 shares in Fan Club, following the share purchase would have a 33% equity interest in Fan Club by paying 56 million Japanese Yen to Fan Club for an additional 112,000 shares. Cyber Holdings' obligation was not paid as of December 31, 2003. A receivable was not booked due to the lack of certainty over the receipt of the funds as of December 31, 2003.

On February 5, 2004, we executed a share purchase agreement to sell 75,040 shares of Fan Club for approximately $354,000 in cash to Cyber Holdings. Upon completion of this sale, we owned a 67% interest in Fan Club and Cyber Holdings owned the remaining 33%. The sale of shares on February 5, 2004, was conducted to maintain the initially agreed balance of share holdings between the two companies at 67% and 33%, respectively.

On June 4, 2003, Cyberbred signed a five year agreement with Marvel to manage their fan club in Japan. Marvel holds the rights to well known characters such as Spider Man, The Hulk, X-Men, Daredevil, Captain America, The Punisher and many others. Cyberbred also currently holds the rights to manage the Universal Studios fan club in Japan.

On July 28, 2003, Fan Club signed a subcontract with Cyberbred to exclusively manage the Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel that is discussed above. This subcontract expires May 31, 2008, and is cancelable under certain conditions. The proceeds from our investment in Fan Club were used to fund a 100,000,000 Yen payment by Cyberbred to Marvel under their agreement and to provide working capital for Fan Club.

During the quarter ending December 31, 2003, Fan Club's main source of revenue was derived from the activities associated with Marvel, as received from Cyberbred and other companies. These activities include the following:

   o Website development - By utilizing the knowledge of the staff and management, websites will be established to increase the number of members of the Marvel Fan Club, distribute a mail magazine, and data mine the member database.

   o Marvel Fan Club Magazine - Create and produce a monthly magazine for members of the Marvel Fan Club.

   o Marvel Fan Club Merchandising - Create and sale of Marvel merchandise to fan club members.

   o Event Planning - Assist in the planning and running of an events for Marvel Fan Club. For example, an exhibition was held at the end of this year in a major Japanese department store, Parco. This was the first official event for the Marvel Fan Club in Japan. The event planning work included ticket sales and pamphlet production.

In order to strengthen the Fan Club management team, three personnel were hired in November 2003. Fan Club's objective is to increase sales orders and to continue outsourcing most of the work received. As sales increase, management will look to further increase Fan Club's staff.

Rex Tokyo Co. Ltd.

On March 18, 2004, we executed separate share purchase agreements with Rex Tokyo Co. Ltd. ("Rex Tokyo") and its management, pursuant to which we acquired, in aggregate, a 60.5% ownership interest in Rex Tokyo. We purchased 1,000 shares of Rex Tokyo stock from the company for 100 million Yen, or approximately $942,000 based on the Japanese Yen/US dollar exchange rate on March 25 2004, the date we funded the payment. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock, issued at $.30 per share, which is the average closing price for the five days prior to closing.

Rex Tokyo is a supplier and re-fitter of equipment for the Pachinko industry in Japan. Pachinko is a gambling game that is similar to pinball and is very popular in Japan. Rex Tokyo supplies items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, as well as new Pachinko gaming machines. In addition, Rex Tokyo also contracts to carry out the maintenance of the machinery within the Pachinko gaming parlors.

The Pachinko industry has experienced significant consolidation since the late 1990s, with small parlor operators being replaced by large mega-parlor owners. Rex Tokyo's business expansion focus is to provide support and services to these mega-parlor owners.

Rex Tokyo is a member of the Pachinko Chain Store Association and the East Japan Gaming Machinery Association. As a member of this Association, they are authorized to certify second hand machines. Also, they are registered as a Gaming Machinery Sales Operation with the Japan Gaming Related Business Association. The Japan Gaming Related Business Association conducts training and qualification testing. Its objective is to ensure that members uphold the rules and teachings of the association in their everyday work. Once a member passes the test of the Association, it receives the Gaming Machine Handling Manager Certificate. Approximately half of Rex Tokyo's staff and related contractors have achieved this qualification.

The acquisition of Fan Club and Rex Tokyo and the development of the Internet acceleration technology business with QuikCAT and QuikCAT Australia are key components of our strategy to shift our business model to the development of media, entertainment and technology products and services.

STRATEGY

Our strategy and business model have changed substantially over the last several years. During 2002 and 2003, we shifted our business model from being a provider of broadband entertainment channels with revenues derived from advertising, to a developer of media, entertainment and technology products and services. We intend to operate primarily as a holding company with a concentrated focus on acquiring companies that operate in the three primary areas of media, entertainment, and technology. The cross-over synergies between these areas are of great interest to us, particularly with respect to the connection between the Japanese and US markets. We have an active merger and acquisition program and intend to further leverage our asset base to grow the company through acquisition. We may also develop such media, entertainment and technology products and services internally. Our acquisitions of Fan Club and Rex Tokyo and our joint venture company, QuikCAT Australia reflect our new business strategy.

DISTRIBUTION METHODS

Internet Acceleration Client Software

In November 2003, we appointed QuikCAT Australia to market the services, products and intellectual property that we licensed from QuikCAT, in the territories of Australia and New Zealand. We have not contracted with any other parties as yet for other territories.

QuikCAT Australia operates as a wholesaler of the data acceleration service offering. It will license its software to ISPs, resellers and joint venture partners, who in turn will be responsible for marketing and support to end customers. Its main distribution channels are made up of the following:

   o Interet Service Providers (ISP) - Australia and New Zealand have a number of major ISP's. QuikCAT Australia plans to distribute the acceleration service through these ISP's.

   o Governmental Departments - QuikCAT Australia is planning to introduce the data acceleration service to state and local government departments. Trials are expected to precede sales in these channels.

   o Joint Venture Entities - QuikCAT Australia expects that a customized version of the data acceleration service can be produced where a business model presents itself in a market outside of the typical ISP model. To this end, they may enter into a joint venture arrangement with other companies to distribute such a service.

   o Agents - An agent network may be established by QuikCAT Australia to further expand its ability to reach a wide customer base. Agents may further distribute the service offering by any of the above described channels.

COMPETITION

Internet Acceleration Client Software

The market for our Internet acceleration products is competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and changing industry standards.


We believe that the principal factors on which QuikCAT Australia will compete include:

    -   Product performance,
    -   Product quality,
    -   Product reliability,
    -   Value,
    -   Customer service and support and
    -   Length of operating history, industry experience and name recognition.

Our direct competitors in the data acceleration market for the Internet include Propel, Artera and Slipstream. We are aware that other companies are currently providing an Internet data transmission acceleration service that targets Internet users. We can give no assurance that those companies will accept the software created by us over the acceleration services provided by other companies or created by themselves, or that these or other companies will not develop technology that surpasses the technology of ours.

Due to our lack of operating history and limited experience in the data acceleration business, it may be possible for a competitor to enter the market and compete directly against us.

We compete not only against companies in the broadband marketplace, but also against those companies offering various forms of Internet access. This may include, but is not limited to DSL, ISDN, broadband and dial-up access. It may also be possible for competitors to package our data acceleration service into their current Internet access product, and therefore, become resellers for us. This situation may lead to our competitors becoming allies.

The market for data acceleration products is still at an early stage in Australia and New Zealand. We anticipate that the consumer will become better educated as to the merits of data acceleration over time. Currently, many consumers are unaware as to the differences between the various Internet connection services provided. It may appear to consumers as if our product is in competition with other vendors, when in fact the two products may be complimentary. This perceived competition may limit our ability to make sales.

Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. A number of these competitors have long established relationships with our customers and potential customers.

Fan Club Entertainment

Cyberbred's license in respect of Marvel, and accordingly our subcontract with Cyberbred, is not exclusive and Marvel can contract with other operators of Marvel fan clubs in Japan and elsewhere. There can be no assurance that competitors will not emerge who will be larger and better funded than Fan Club.

GEOGRAPHICAL MARKETS

Internet Acceleration Client Software

On October 6, 2003, we were granted an exclusive reseller license by QuikCAT for the iNet Client software for the territories of Australia, New Zealand and Japan. This license was approved by the United States Bankruptcy Court, Northern District of Ohio on December 15, 2003. In November 2003, we appointed QuikCAT Australia to market the services, products and intellectual property that we licensed from QuikCAT, in the territories of Australia and New Zealand. We have the right within our reseller license to submit a formal business plan to QuikCAT for territories beyond Australia, New Zealand and Japan.

Fan Club Entertainment

The terms of Cyberbred's contract with Marvel restrict the operation of the Marvel fan club to the territory of Japan. Given the limited resources of Fan Club and its current contract obligations with Cyberbred, we anticipate that at present Fan Club will operate primarily in Japan.

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

Internet Acceleration Client

We were granted an exclusive license by QuikCAT for the iNet Client software on October 6, 2003 for the territories of Australia, New Zealand and Japan. This license was approved by the United States Bankruptcy Court, Northern District of Ohio on December 15, 2003. In addition, QuikCAT has placed the source code in escrow to secure their obligations to us under the license.

We have made an offer to purchase substantially all of QuikCAT's assets, including the iNet Client software and several patents relating to its intellectual property. We are also in the process of making an offer for substantially all of ICG's assets. Completion of the ICG and QuikCAT asset acquisitions are subject to further approvals, including approval of the Bankruptcy Court in the case of QuikCAT, and there is no assurance that these transactions will be closed.

Fan Club Entertainment

On June 4, 2003, Cyberbred signed a five year agreement with Marvel to manage their fan club in Japan. On July 28, 2003, Fan Club signed a Subcontract Agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel.

Under the July 28, 2003 agreement, Cyberbred will make "best efforts" to transfer the rights under their agreement with Marvel, directly to Fan Club Entertainment. At this time, this transfer has not taken place.

EMPLOYEES

As of March 15, 2004, we had three full-time employees. In addition, two of our executive officers worked approximately thirty hours per week on our business. Accordingly, conflicts of interest may arise in the allocation of management time among their various business activities. Our chief operating officer resigned effective March 31, 2004.

ITEM 2.  PROPERTIES

Our executive offices are located at 533 Airport Blvd. Suite 400, Burlingame, CA 94010. We pay approximately $1,000 per month in rent for our executive offices. The lease for our executive offices may be cancelled on thirty days prior notice. As of October 1, 2003, Fan Club Entertainment Co. Ltd. leased offices from Cyberbred Co. Ltd, an affiliated company, for approximately $2,000 per month. The term of the lease began October 1, 2003 and continues through September 30, 2005, but may be cancelled on six months prior notice.

We believe our offices and operating facilities are adequate for our current purposes.

ITEM 3.  LEGAL PROCEEDINGS

As previously disclosed, on September 26, 2003, Andzej Krakowski, a former employee of foreignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement with foreignTV.com, (iii) the issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. On January 10, 2004, the United States District Court for the Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski. In February 9, 2004, Mr. Krakowski filed for arbitration with the American Arbitration Association in East Providence, Rhode Island.

We are a successor corporation to foreignTV.com, Inc. and Medium4.com, Inc. ("Medium"). As part of the September 25, 2002 Agreement and Assignment between Medium, IAJ and David Badner, a major stockholder and former consultant to us, Mr. Badner has agreed to indemnify and hold us harmless against any expenses, obligations and liabilities related to any breach of the representations and warranties made to us in those agreements,and any creditor claims arising from those agreements which facilitated our financial restructuring.

While there can be no guarantee that we will be successful in resolving this claim with Mr. Krakowski, we doe believe that we are appropriately indemnified by Mr. Badner for Mr. Krakowski's claims.

We believe there are no other pending legal proceedings that, if adversely determined, would have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 2003, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise. Our Annual Shareholder Meeting is currently scheduled for May 14, 2004.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on the American Stock Exchange ("Amex") under the symbol IAO. The following table sets forth the range of the high and low sales prices of the common stock for the periods indicated:

         QUARTER ENDED                        HIGH            LOW
         -------------                        ----            ---
         March 31, 2002                      $0.500          $0.260
         June 30, 2002                       $0.540          $0.200
         September 30, 2002                  $0.130          $0.060
         December 31, 2002                   $0.140          $0.060

         March 31, 2003                      $0.250          $0.040
         June 30, 2003                       $0.500          $0.100
         September 30, 2003                  $1.250          $0.240
         December 31, 2003                   $0.540          $0.250

As of March 25, 2004, the closing price of the company's common stock was $.35 per share. As of March 25, 2004, there were approximately 188 stockholder's of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

As of December 31, 2003, we have 1,678,433 common stock purchase warrants outstanding (the "warrants"), which are listed on Amex under the symbol IAO.WS. Their has been virtually no trading activity for the warrants during the past two fiscal years. On March 31, 2003, we announced that the expiration date of the warrants was extended to April 12, 2004 and the exercise price of the warrants was reduced to $3.50 per share. On March 26, 2004, we again announced that the warrants would expire April 12, 2004.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

                               NUMBER OF SECURITIES TO BE      WEIGHTED AVERAGE -
                               ISSUED UPON EXERCISE OF         EXERCISE PRICE OF          NUMBER OF SECURITIES
                                 OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,       REMAINING AVAILABLE FOR
     PLAN CATEGORY               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS            FUTURE ISSUANCE
     -------------             -----------------------        --------------------       -----------------------
Equity compensation plans
   approved by security
   holders ....................      2,550,000(1)                    $5.70                        0(2)

Equity compensation plans
   not approved by
   security holders ...........              0                           0                        0
                                     ---------                       -----                        -

TOTAL .........................      2,550,000(1)                    $5.70                        0(2)

(1) Does not reflect the grant of options to purchase 7,000,000 shares of common stock, at an average exercise price of $.19, which grant is subject to stockholder approval of the amendment to the 1999 and 2000 Plans.

(2) Does not give effect to the amendment of the 1999 and 2000 Plans pursuant to which the number of shares authorized will be increased from 1,500,000 to 12,000,000, subject to stockholder approval of the amendment to the 1999 and 2000 Plans.

RECENT SALES OF UNREGISTERED SECURITIES

On February 5, 2003, we granted 1,500,000 incentive stock options at $0.08 per share to two executives of the company, exercisable immediately, and which expire on February 5, 2013.

In April 2003, the board of directors voted to amend the conversion price for the 1,678,433 warrants outstanding from our public offering from an exercise price of $9.00 per share to an exercise price of $3.50 per share. On March 26, 2004, we announced that the warrants would expire April 12, 2004.

On June 15, 2003, the board of directors, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, approved an increase in the number of shares available for issuance under the 1999 and 2000 stock options plans from 1,500,000 to 11,500,000 shares.

On June 15, 2003, we granted 4,975,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest over three years. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned The 4,500,000 stock options issued to the officers and directors expire on June 15, 2013.

On June 30, 2003, we agreed to sell to PBAA Fund Ltd ("PBAA"),an affiliate of our major shareholder, 13,333,333 shares of our common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of our common stock ending June 15, 2003, the date PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, our stockholders will be asked to ratify and approve this transaction at our forthcoming 2003 annual meeting of stockholders, as required by the applicable rules of the American Stock Exchange. We recorded a deemed dividend of $693,333 in connection with this transaction.

On June 30, 2003, Inter Asset Japan LBO Fund, an affiliate of our major shareholder, converted the principal amount of a convertible promissory note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of our Series B convertible preferred stock. The 1,158 shares of Series B Convertible Preferred Stock are convertible into 11,580,000 shares of common stock, subject to the approval by our shareholders of an amendment to our Certificate of Incorporation increasing our authorized common stock to at least 100,000,000 shares.

On August 5, 2003, we committed to issue 350,000 shares of our common stock at $.472 per share in conjunction with the acquisition of Fan Club Entertainment Co. Ltd. which is the average closing price for the five days prior to closing of the acquisition of Fan Club.

On November 11, 2003, we agreed to sell to Inter Asset Japan Co Ltd, an affiliate of our major shareholder, 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $500,000, representing an approximate 17% discount to the trailing five-day average closing price of our common stock ending November 6, 2003, the date IAJ made its investment commitment. We recorded a deemed dividend of $106,667 in connection with this transaction.

On November 11, 2003, the board of directors, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, approved an increase in the number of shares available for grant under the 1999 and 2000 stock options plans from 11,500,000 to 12,000,000 shares.

On December 2, 2003, we reached agreement with PBAA to convert approximately $834,000 in outstanding convertible debt plus interest of approximately $33,000 into our common stock. PBAA, an affiliate of our majority shareholder, plans to convert the remainder of its outstanding debt under a revised agreement from its original contract dated January 31, 2003.

Under the conversion terms, we plan to issue 3,163,436 shares of common stock to PBAA at a conversion rate of $0.30, representing an approximate 15% discount to the trailing twenty day average closing price of the our common stock ending November 21, 2003, the date PBAA made its investment commitment. As the conversion purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the company's forthcoming 2003 annual meeting of shareholders. We recorded a deemed dividend of $177,152 in connection with this transaction and a foreign exchange adjustment of approximately $85,000.

On December 29, 2003, we agreed to sell to PBAA, an affiliate of our majority shareholder, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

On December 31, 2003, we issued 250,000 shares of common stock for settlement of accounts payable at a price of $.32 per share.

On January 12, 2004, we granted 400,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to an executive of the company. These options vest over three years and expire on January 12, 2014.

On February 25, 2004, we granted 1,000,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to employees of Fan Club. These options vest over three years and expire on February 25, 2014.

On March 18, 2004, we purchased 150 Rex Tokyo Co Ltd shares from Mr. Ejima, the CEO of Rex Tokyo, as part of the acquisition of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share, which is the average closing price for the five days prior to closing.

On March 21, 2004, we announced that PBAA, an affiliate of the company's majority shareholder, has invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued a $1.5 million convertible note, convertible into approximately 5 million shares of our common stock, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion of this note is subject to approval by our shareholders of an amendment to our Certificate of Incorporation increasing its authorized common stock to at least 150,000,000 shares.

On March 18, 2004, we granted 1,500,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to employees of Rex Tokyo. These options vest over three years and expire on March 18, 2014.

The company's stockholders will be requested to approve an amendment to our certificate of incorporation to increase the number of shares of common stock which we shall be authorized to issue from 75,000,000 to 150,000,000 at the company's forthcoming 2003 annual meeting of its stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2003. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                              Years Ended December 31,
                                    -------------------------------------------
                                      2003     2002     2001     2000     1999
                                    -------  -------  -------  -------  -------
                                   (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue ........................... $ 1,145  $   406  $   709  $   390  $    46
Net loss ..........................  (2,148)  (1,493)  (6,239)  (9,531)  (3,760)
Net loss to common shareholders ...  (3,125)  (1,493)  (7,239)  (9,531)  (3,760)
Net loss per share ................   (0.05)   (0.04)   (0.39)   (0.91)   (0.41)

BALANCE SHEET DATA:
Total assets ......................   4,217      451      240    2,132    6,482
Long-term liabilities/deferred
  revenues/minority interests .....      45        -      305      785        -
Stockholder's equity (deficiency) .   2,685     (891)    (864)     429    5,992

                 SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       Quarter Ended, (in Thousands)
                             ---------------------------------------------------
                             March 31     June 30    September 30    December 31
                             --------     -------    ------------    -----------
Year ended December 31, 2003

Net revenues ............... $     5      $    99      $   127         $   914

Gross profit (loss) ........    (104)         (92)         (26)            239

Net income (loss) ..........    (719)        (807)        (697)             75

Net income (loss) to common
 shareholders ..............    (719)        (804)        (694)           (908)

Net income (loss) per share
 to common shareholders ....   (0.01)       (0.02)       (0.01)          (0.01)

Year ended December 31, 2002

Net revenues ............... $   138      $    88      $   180         $     -

Gross profit (loss) ........     103           64          180             (25)

Net income (loss) ..........    (170)        (260)         258          (1,321)

Net income (loss) to common
 shareholders ..............    (170)        (260)         258          (1,321)

Net income (loss) per share
 to common shareholders ....   (0.01)       (0.01)        0.01           (0.03)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We have incurred net losses of $2.1 million, $1.5 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. We had revenues of $1.1 million, $.4 million and $.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our losses have been financed primarily by the issuance of related party loans, the sale of equity in our company and through the issuance of equity for services. We expect our net losses to continue for the foreseeable future.

Our business model has changed substantially over the last several years. During 2002 and 2003, we shifted our business model from being a provider of broadband entertainment channels with revenues derived from advertising, to a developer of media, entertainment and technology products and services. This shift in focus was implemented primarily through acquisitions, as described below. We intend to grow our business by acquiring additional companies, with a focus on media, entertainment and technology businesses, as well as by developing our own media and technology products.

The acquisition of Fan Club and Rex Tokyo and the development of the Internet acceleration technology with QuikCAT and QuikCAT Australia are key components of our strategy to shift our revenue model from broadband entertainment channels and revenues derived from advertising to a renewed focus on developing media technology products and services and on licensing revenues. We may develop such media technology products and services internally, or acquire them from other parties.

We received $280,000 from the sale of iAccele on January 16, 2004, $400,000 from a subscription agreement from an affiliated party on January 12, 2004, $354,000 from the sale of our Fan Club shares on February 10, 2004 and $1,500,000 from a convertible note from an affiliated party on March 17, 2004. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and QuikCAT Australia and to acquire businesses. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that the we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                             Year Ended December 31,
                                   ---------------------------------------------
                                     2003        2002     $ Variance  % Variance
                                   -------     -------    ----------  ----------

Revenue .........................  $ 1,145     $   406     $   739      182.0%

Cost of sales ...................    1,128          84       1,044     1242.9%
                                   -------     -------     -------     ------

Gross profit ....................       17         322        (305)      94.7%
                                   -------     -------     -------     ------

Expenses:
Selling, general and
  adminstrative expenses ........    2,383         903       1,480      163.9%
Writedown of fixed assets .......        -          38         (38)        *
                                   -------     -------     -------     ------
Total expenses ..................    2,383         941       1,442      153.2%
                                   -------     -------     -------     ------

Operating loss ..................   (2,366)       (619)     (1,747)     282.2%
                                   -------     -------     -------     ------

Other Income (Expense):
Interest income .................       13           -          13         *
Interest expense ................     (374)     (1,085)        711     -65.5%
Other Income ....................       11         211        (200)    -94.8%
Gain on sale of personal
  computer business .............      104           -         104         *
Loss in equity investment in
  iAccele Australia Pty Ltd .....       (1)          -          (1)        *
Gain on sale of iAccele Co. Ltd.       674           -         674         *
Foreign currency translation
  adjustments ...................     (172)          -        (172)        *
                                   -------     -------     -------     ------
Total other income (expense) ....      255        (874)      1,129      129.2%
                                   -------     -------     -------     ------
Loss before minority interests ..   (2,111)     (1,493)       (618)      41.4%
  and income taxes
Minority interests ..............       22           -          22         *
                                   -------     -------     -------     ------
Loss before income taxes
  taxes .........................   (2,133)     (1,493)       (640)      42.9%
Income taxes:
Current .........................       (8)          -          (8)        *
Deferred ........................       23           -          23         *
                                   -------     -------     -------     ------
Net loss ........................  $(2,148)    $(1,493)    $  (655)      43.9%
                                   =======     =======     =======     ======

(dollars in thousands)
                                             Year Ended December 31,
                                   ---------------------------------------------
                                     2002        2001     $ Variance  % Variance
                                   -------     -------    ----------  ----------

Revenue .........................  $   406     $   709        (303)       -42.7%

Cost of sales ...................       84         701        (617)       -88.0%
                                   -------     -------     -------     --------

Gross profit ....................      322           8         314       3925.0%
                                   -------     -------     -------     --------

Expenses:
Selling, general and
  adminstrative expenses ........      903       5,420      (4,517)       -83.3%
Writedown of fixed assets .......       38         250        (212)       -84.8%
Writedown of capitalized
  development costs .............        -         535        (535)          *
                                   -------     -------     -------     --------
Total expenses ..................      941       6,205      (4,729)       -76.2%
                                   -------     -------     -------     --------

Operating loss ..................     (619)     (6,197)      5,043        -81.4%
                                   -------     -------     -------     --------

Other Income (Expense):
Interest income .................        -           1          (1)          *
Interest expense ................   (1,085)          -      (1,085)          *
Other Income ....................      211          16         195       1218.8%
Write down of investments .......        -         (59)         59           *
                                   -------     -------     -------     --------
Total other income (expense) ....     (874)        (42)       (832)     -1981.0%
                                   -------     -------     -------     --------
Loss before minority interests ..   (1,493)     (6,239)      4,211        -67.5%
  and income taxes
Minority interests ..............        -           -           -           *
                                   -------     -------     -------     --------
Loss before income taxes
  taxes .........................   (1,493)     (6,239)      4,211        -67.5%
Income taxes:
Current .........................        -           -           -           *
Deferred ........................        -           -           -           *
                                   -------     -------     -------     --------
Net loss ........................  $(1,493)    $(6,239)    $ 4,211        -67.5%
                                   =======     =======     =======     ========

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenue

Net revenue for the year ended December 31, 2003 increased $739,000 to $1,145,000, as compared to the year ended December 31, 2002. This increase was due to revenue from our 2003 acquisitions. Fan Club recorded revenue of $744,000 and iAccele recorded revenue of $401,000. The iAccele revenue primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers (VARs), internet service providers (ISPs) or directly to end-users. Revenues for the year ended December 31, 2002 resulted from earned license fees and these sales were not repeated in 2003.

As of December 31, 2003, we had deferred revenues of $463,000. This is an increase of $463,000 from December 31, 2002. The increase in deferred revenues relates to products and service (Fan Club) that were completed as of December 31, 2003 but not accepted by the end-user until after December 31, 2003.

Cost of Sales

Cost of sales for the year ended December 31, 2003 increased $1,044,000 to $1,128,000, as compared to the year ended December 31, 2002. This increase was due to Fan Club expenses of $565,000, primarily related to outsourced website development for customers and outsourced expenses related to a December, 2003 fan club exhibition. In addition, this increase related to iAccele expenses of $564,000, primarily due to license fees on iAccele software, other iAccele costs and depreciation on computer leases for which we deferred revenues.

Cost of sales for the year ended December 31, 2002 resulted from depreciation and amortization of software and equipment used in the production of the website of $49,000 and production costs for the development of our original content of $22,000. These costs were not repeated in 2003.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 increased $1,442,000 to $2,383,000, as compared to the year ended December 31, 2002. This was due to increased operating expenses of $1,310,000 related to the iAccele and $115,000 related the Fan Club acquisitions.

For 2003 and 2002, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of iAccele on February 10, 2003, the sales and marketing expenses related to the sale of iAccele software licenses and the acquisition of Fan Club on August 5, 2003.

Selling general and administrative expenses for the year ending December 31, 2002 included a write down of fixed assets of $38,000. This write down was not repeated in 2003.

Other Income (Expense)

Other income for the year ended December 31, 2003 was $255,000 as compared to other expense of $874,000 year ended December 31, 2002. This increase was due a gain on sale of iAccele of $674,000 and a gain on the sale of the computer business of $104,000, offset by interest and beneficial conversion rights on related party loans of $374,000 and a foreign currency translation adjustment from the sale of iAccele of $172,000.

Other expense for the year ended December 31, 2002 included approximately $211,000 of other income during the year ended December 31, 2002 relating to the forgiveness of indebtedness due to negotiated settlements with several creditors, offset by interest and beneficial conversion rights on related party loans of $1,085,000.

Net Income (Loss)

Net loss was $2,148,000 for the year ended December 31, 2003 as compared to a net loss of $1,493,000 for the year ended December 31, 2002. The reasons for the increased loss were discussed above.

Deemed Dividends

Deemed dividends for the year ended December 31, 2003 were $977,000. This expense related to common stock issued to related parties at a discount to the market price. There was no deemed dividend for the year ended December 31, 2002.

Grant of Stock Options

On February 5, 2003, we granted 1,500,000 incentive stock options at $.08 per Share to two executives of the company, exercisable immediately and which expire on February 5, 2013.

On June 15, 2003, we granted 4,975,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest over three years. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned. These 4,500,000 stock options expire on June 15, 2013.

We have not recorded any compensation expense for stock options granted to employees during the year ended December 31, 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenue

Net revenue for the year ended December 31, 2002 decreased $303,000 to $406,000, as compared to the year ended December 31, 2001. Revenue for the year ended December 31, 2002 resulted from earned license fees. Revenue for the year ended December 31, 2001 resulted from earned license fees of $500,000 and the sale of encoding mechanisms of approximately $200,000. The sale of the encoding mechanisms was a one-time sale arrangement with a licensee.

Cost of Sales

Cost of sales for the year ended December 31, 2002 decreased $617,000 to $84,000, as compared to the year ended December 31, 2001. Cost of sales for the year ended December 31, 2002 resulted from depreciation and amortization of software and equipment used in the production of the website of $49,000 and production costs for the development of our original content of $22,000. Cost of sales for the year ended December 31, 2001 resulted from depreciation and amortization of software and equipment used in the production of the website of $561,000 and production costs for the development of our original content of $81,000.

The production costs incurred in 2002 were residual costs incurred after the cessation of our own content production efforts during the year ended December 31, 2001. Depreciation and amortization were reduced significantly for 2002 from 2001 due to the write down of assets used for content production written off during the year ended December 31, 2001 and the relocation of our executive offices from Miami, Florida to Burlingame, California, in the amounts of approximately $38,000 and $250,000 for the years ended December 31, 2002 and 2001, respectively. We wrote down capitalized development expenses in the amount of approximately $535,000 during the year ending December 31, 2001 as the direct result of our not producing content.

Expenses

Selling, general and administrative expenses for the year ended December 31, 2002 decreased $4,729,000 to $941,000, as compared to the year ended December 31, 2001. Selling, general and administrative expenses for the year ended December 31, 2002, consisted primarily of approximately $6,000 of depreciation and amortization, $526,000 in personnel costs, $90,000 in professional and consulting fees and $281,000 for rent, travel, and telephone.

Selling, general and administrative expenses for the year ended December 31, 2001 consisted primarily of approximately $4.1 million in personnel costs (including $2.2 million of equity compensation), $340,000 in professional and consulting fees, $366,000 of depreciation and amortization and $535,000 of rent, travel and telephone. The reduction in personnel costs, professional and consulting fees and other general and administrative costs from the year ended December 31, 2001 is direct result of our not producing content.

Selling general and administrative expenses for the year ending December 31, 2002 included a write down of fixed assets of $38,000. Selling general and administrative expenses for the year ending December 31, 2001 included a write down of fixed assets of $250,000 related to the relocation of our executive offices from Miami, Florida to Burlingame, California. In addition, selling general and administrative expenses for the year ending December 31, 2001 included a write down of capitalized development costs of $535,000 is the direct result of our not producing content.

Other Income (Expense)

Other expense for the year ended December 31, 2002 was $874,000 as compared to other expense of $42,000 year ended December 31, 2001. Other expense for the year ended December 31, 2002 included approximately $211,000 of other income during the year ended December 31, 2002 relating to the forgiveness of indebtedness due to negotiated settlements with several creditors, offset by interest and beneficial conversion rights on related party loans of $1,085,000. Other expense for the year ended December 31, 2001 included approximately $59,000 related to the write down of investments, offset by other income of $15,000.

Net Income (Loss)

Net loss was $1,493,000 for the year ended December 31, 2002 as compared to a net loss of $6,239,000 for the year ended December 31, 2001. The reasons for the decreased loss were discussed above.

Deemed Dividends

There was no deemed dividend for the year ended December 31, 2002. Deemed dividends for the year ended December 31, 2001 was $1,000,000. This expense related to common stock issued to related parties at a discount to the market price.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $.7 million and net working capital of approximately $1.6 million as of December 31, 2003. We had a net loss of $2.1 million for the year ended December 31, 2003 and we expect to incur operating losses through 2004.

We received $280,000 from the sale of iAccele on January 16, 2004, $400,000 from a subscription agreement from an affiliated party on January 12, 2004, $354,000 from the sale of our Fan Club shares on February 10, 2004 and $1,500,000 from a convertible note from an affiliated party on March 17, 2004. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and QuikCAT Australia and to acquire businesses. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that the we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $17.4 million as of December 31, 2003, with approximately $8.8 million raised in the initial public offering, $6.4 million raised in private placements, $2.1 million raised in the conversion of debt and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $9.4 million, including $6.9 million issued for services, $2.3 million related to a beneficial conversion feature and $.2 million related to the Fan Club acquisition.

Operating Activities

Net cash used in operations for the year ended December 31, 2003 was $499,000. This amount was primarily related to a net loss of $2,148,000, the gain of sale of iAccele of $674,000 and increases in accounts receivable of $1,266,000 and prepaid costs of $438,000. This was offset by depreciation and amortization of $558,000, amortization of beneficial conversion feature of $277,000 and increases in accounts payable of $2,612,000 and deferred revenue of $463,000.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2003 was $1,874,000. This amount related to the acquisitions of $1,938,000 discussed below, purchase of capital expenditures of $598,000, offset by proceeds from the sale of equipment of $702,000.

On February 10, 2003, we acquired an approximately 76.9% equity interest in iAccele, a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date. On December 29, 2003, we completed the sale of this 76.9% ownership interest in iAccele to GM2 Co. Ltd., a Japanese-based private company. Under the agreement, we received approximately $280,000 in cash on January 16, 2004. As part of the transaction, we forgave approximately $300,000 of inter-company debt owed by iAccele to the company.

On August 5, 2003, we executed a Share Purchase Agreement to acquire from Cyber Holdings a 67% equity interest in Fan Club. Fan Club provides advertising, merchandising, publishing, website and data management services to Cyberbred Co. Ltd. ("Cyberbred"). The purchase price for our equity interest in Fan Club was 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of our common stock. In February 2004, we executed a share purchase agreement to sell 75,040 shares of Fan Club for approximately $354,000 in cash to Cyber Holdings. Upon completion of this sale, we owned a 67% interest in Fan Club and Cyber Holdings owned the remaining 33%. The sale of shares on February 5, 2004, was conducted to maintain the initially agreed balance of share holdings between the two companies at 67% and 33%, respectively.

We purchased and subsequently leased 600 computers to an investee of the major shareholder of the company, foreignTV Japan Co Ltd, a Japanese limited liability company ("foreignTV"). We previously held a minority ownership in foreignTV, but sold its interest in 2002. IAJ, a principal stockholder of the company, currently owns approximately 66% of the outstanding shares of foreignTV. These computers cost approximately $1,000 per machine or approximately $600,000. The company expects to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases are as follows;

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

These leases were not recorded as a financing lease, because these leasing transactions are between related parties under common control. As a result, revenues are not being recognized on any cash receipts. In addition, since the lessee of these computers is not sufficiently capitalized, the company's ability to collect the lease payments is not certain. The company has received 3,429,749 Yen or approximately $31,000 during the quarter ending September 30, 2003 and this amount has been booked as deferred revenue on the balance sheet.

These computers are being depreciated over three years.

On November 17, 2003, the company assigned to IAJ (a) the lease with foreignTV Japan for the 600 personal computers, (b) unpaid invoices totaling 18,947,500 Yen, or approximately $166,000, from foreignTV Japan, (c) and rights to cash received of 3,429,749 Yen, or approximately $31,000, in exchange for (a) cancellation of a 34,000,000 Yen, or approximately $298,000, loan from IAJ and related accrued interest, and (b) 34,000,000 Yen, or approximately $298,000 that was received by the company on December 18, 2003. In connection with the sale of iAccele, the company sold these computers to the purchaser and recorded an gain of $103,785.

On March 18, 2004, we executed separate share purchase agreements with Rex Tokyo Co. Ltd. ("Rex Tokyo") and its management, pursuant to which we acquired, in aggregate, a 60.5% ownership interest in Rex Tokyo. We purchased 1,000 shares of Rex Tokyo stock from the company for 100 million Yen, or approximately $942,000 based on the Japanese Yen/US dollar exchange rate on March 17, 2004. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2003 was $2,433,000. This amount related to loans from related parties of $1,288,000 and the proceeds from the sale of stock of $2,500,000, offset by a loan to QuikCAT Pty Ltd. of $75,000 and the repayment of loans payable-related party of $1,281,000.

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

During the quarter ended June 30, 2003, iAccele borrowed 52,500,000 Yen, or approximately $454,000, from IAJ. This financing was made in four separate advances. These advances bear interest at rates ranging from 3.5% to 6.7% per annum. These advances matured during the following dates: 5,500,000 Yen or approximately $45,000 on July 25, 2003, 7,000,000 Yen, or approximately $62,000, on July 27, 2003, 10,000,000 Yen, or approximately $89,000, on August 1, 2003 and 30,000,000 Yen, or approximately $258,000, on December 1, 2003. The company repaid 18,500,000 Yen, or approximately $160,000, on July 25, 2003. The remaining 4,000,000 Yen which was due on August 1, 2003 was deferred with a new note until the end of 2003. Therefore, the total outstanding amount to IAJ due in December, 2003 and bearing interest at 3.5% per annum is 34,000,000 Yen, or approximately $ 290,000. As part of the sale of iAccele to GM2 on December 29, 2003, we forgave approximately $300,000 of inter-company debt owed by iAccele to the company.

On June 30, 2003, we agreed to sell to PBAA Fund Ltd ("PBAA"), an affiliate of our major shareholder, 13,333,333 shares of its common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of our common stock ending June 15, 2003, the date PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, our stockholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the our forthcoming 2003 annual meeting of its stockholders.

On October 31, 2003, we completed a joint venture agreement with London Wall Investments Pty. Ltd., a privately held corporation located in Perth, Australia, whereby we acquired a 50% equity stake in a newly formed company to be called QuikCAT Australia Pty Ltd ("QuikCAT Australia") for a nominal value, which was subsequently reduced to 47.25% following the issuance of shares to a consultant. On March 31, 2004, QuikCAT Australia was recapitalized by a subscription for common shares totaling $100,000, with our contribution being $50,000. After this recapitalization, our ownership percentage increased to 47.54%.

In addition to the equity capital described above, we have loaned a total of $74,060 to QuikCat Australia for business development and working capital purposes. These loans are unsecured, but are redeemable, by QuikCAT Australia at any time after one year if there are sufficient surplus assets. Interest accrues at 3.5% after certain profit targets are achieved.

On November 11, 2003, we agreed to sell to Inter Asset Japan Co Ltd, an affiliate of our major shareholder, 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $500,000, representing an approximate 17% discount to the trailing five-day average closing price of our common stock ending November 6, 2003, the date IAJ made its investment commitment.

On December 29, 2003, we agreed to sell to PBAA, an affiliate of our majority shareholder, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

On March 21, 2004, we announced that PBAA, an affiliate of the company's majority shareholder, has invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued at $1.5 million convertible note, that is convertible into approximately 5 million shares of our common stock representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. This subject to approval by our shareholders of an amendment to our Certificate of Incorporation increasing its authorized common stock to at least 150,000,000 shares.

Other Material Commitments. The company's contractual cash obligations as of December 31, 2003 are summarized in the table below.

                                                   Less Than                                      Greater Than
 Contractual Cash Obligations         Total          1 Year        1-3 Years       3-5 Years        5 Years
 ----------------------------      ----------      ----------      ---------       ---------      ------------
 Operating leases ...........      $   15,706      $   15,706         $ -             $ -             $ -

 Capital lease obligations ..               -               -           -               -               -

 Long term debt repayment ...               -               -           -               -               -

 Capital expenditures .......               -               -           -               -               -

 Acquisitions ...............       1,305,000       1,305,000           -               -               -

Non-Cash Financing Activities

On June 30, 2003, Inter Asset Japan LBO No.1 Fund ("IAJ"), elected to convert its $1,064,000 Mezzanine Finance Loan Note due from the company, plus accrued interest of $95,000 into Series B Preferred Stock at the conversion rate of $1,000 per share. We issued 1,158 shares of Series B Preferred Stock in exchange for the note and accrued interest.

On August 5, 2003, we committed to issue 350,000 shares of our common stock at $.472 per share in conjunction with the acquisition of Fan Club Entertainment Co. Ltd. which is the average closing price for the five days prior to closing.

On December 2, 2003, we reached agreement with PBAA to convert approximately $834,000 in outstanding convertible debt plus interest of approximately $33,000 in exchange for our common stock. PBAA, an affiliate of our majority shareholder, plans to convert the remainder of its outstanding debt under a revised agreement from its original contract dated January 31, 2003.

Under the conversion terms, we plan to issue 3,163,436 shares of common stock to PBAA at a conversion rate of $0.30, representing an approximate 15% discount to the trailing twenty day average closing price of the our common stock ending November 21, 2003, the date PBAA made its investment commitment. As the conversion purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the company's forthcoming 2003 annual meeting of shareholders.

On December 29, 2003, we agreed to sell to PBAA, an affiliate of our majority shareholder, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

On December 31, 2003, we issued 250,000 shares of common stock for settlement of accounts payable at a price of $.32 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, the company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 of notes to consolidated financial statements), the following policies involve a higher degree of judgment and/or complexity:

Income Taxes

The company is subject to income taxes in both the U.S. and foreign (Japan) jurisdictions. Significant judgment is required in determining the provision for income taxes. We recorded a valuation for the deferred tax assets from our net operating losses carried forward due to us not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation recorded.

Stock-Based Compensation

SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, as amended by SFAS 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-- TRANSITION AND DISCLOSURE, encourages, but does not require, companies to record compensation cost for stock based employee compensation plans at fair value. We have chosen to continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, AND RELATED INTERPRETATIONS. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock.

Intangible Assets

CAPITALIZED SOFTWARE--Software development costs are capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Software development costs are capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Amortization is based on the straight-line method over the remaining estimated economic life of the product which is two years.

Other Intangible Assets--Other intangible assets primarily relate to acquired software, trademarks and customer lists acquired in our purchase of Fan Club and iAccele. On January 1, 2003, we adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. Amortization was based on the straight-line method over two years for iAccele. The company is amortizing the intangible assets and intellectual property for Fan Club over sixty months on a straight - line basis, which is the life of the Marvel Enterprises, Inc. agreement.

Revenue Recognition

We recognize revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, and collectiility is reasonably assured. Deferred revenue includes amounts billed to customers for which revenue has not been recognized that generally results from products completed by the company prior to year-end but not accepted by end users until after year-end.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due us from our normal business activities. We maintain an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within our portfolio. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

Debt and Equity financing of Capital Transactions - Beneficial Conversion
Features

We have adopted EITF issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for the convertible debt. EITF 98-5 recognition of a conversion feature that is in-the-money at issuance as additional paid-in-capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The intrinsic value of the feature is the difference between the conversion price and the fair value of the stock into which the security is convertible, multiplied by the number of shares. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. These beneficial conversion features of debt or equity instruments, depending on the specific facts and circumstances will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of VIEs that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) have equity investors that lack an essential characteristic of a controlling financial interest.

Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46's provisions. In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which will replace FIN 46 upon its effective date. FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a "business" as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FSPs on FIN 46. FIN 46-R did not have a material impact on our Consolidated Financial Statements.

In 2003, the Emerging Issues Task Force (EITF) reached a consensus on two issues relating to the accounting for multiple-element arrangements: Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and Issue No. 03-05, "Applicability of AICPA SOP 97-2 to Non- Software Deliverables in an Arrangement Containing More Than Incidental Software." The consensus opinion in EITF No. 03-05 clarifies the scope of both EITF 00-21 and Statement of Financial Position (SOP) 97-2, "Software Revenue Recognition," and was reached on July 31, 2003. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. EITF Nos. 00-21 and 03-05 did not have a material impact on our Consolidated Financial Statements.

In December 2003, the FASB revised SFAS No.132, "Employers' Disclosures about Pensions and other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." This new SFAS No. 132 retains all of the disclosure requirements of SFAS No. 132; however, it also requires additional annual disclosures describing types of plan assets, investment strategy, measurement date(s), expected employer contributions, plan obligations, and expected benefit payments of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 did not have a material impact on our Consolidated Financial Statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2003, and did not have a material impact on our consolidated financial statements. The sale of iAccele operations are presented in the Consolidated Financial Statements in accordance with SFAS No. 144.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. It also specifies when a derivative contains a financing component that requires special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material effect on our Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for (i) instruments entered into or modified after May 31, 2003, and (ii) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities. The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on our Consolidated Financial Statements.

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

-  WE HAVE A LIMITED OPERATING HISTORY

We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, we have shifted our revenue model from broadband entertainment channels and revenues derived from advertising, to a renewed focus on developing media technology products and services and on licensing revenues. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for media technology products and services.

As we have such a limited history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

-  WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE

We have only recently recognized revenues from services and we have experienced net losses since inception. We expect to incur losses on both a quarterly and an annual basis for the foreseeable future. There can be no assurance that we will ever achieve profitability.

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

- WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES

We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and QuikCAT Australia and to acquire businesses. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that the we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders. Any inability to obtain additional financing may materially effect our business, financial condition and results of operations.

-  OUR COMMON STOCK COULD BE DELISTED FROM THE AMERICAN STOCK EXCHANGE ("AMEX")

In May 2003, we received notice from the AMEX Staff indicating that we were below certain of AMEX's continued listing standards, due to losses in two of our most recent fiscal years with shareholder equity below $2 million, and had sustained losses so substantial in our overall operations that it appeared questionable, in the opinion of the Exchange, as to whether we would be able to continue operations, as set forth in Section 1003(a)(i) and Section 1003(a)(iv) of the AMEX "company Guide." We were afforded the opportunity to submit a plan of compliance to AMEX and on July 7, 2003 presented our plan, with a further amended submission on September 8, 2003.

On September 30, 2003, AMEX notified us that it accepted our plan of compliance and granted us an extension until November 27, 2004 to regain compliance with the continued listing standards. We will be subject to periodic review by AMEX Staff during the extension period, during which we will be required to make progress consistent with the plan and to regain compliance with the continued listing standards.

Failure by our stockholders to approve or ratify the proposals we are presenting at our 2003 annual stockholder meeting or not achieving our plan of compliance accepted by AMEX could result in our common stock being delisted from AMEX, which could materially affect the ability of our stockholders to dispose of their shares and reduce the liquidity of their investment. In addition, delisting could affect our ability to obtain financing to support future operations and acquisitions.

- WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003, one acquisition in August, 2003 and one acquisition in March 2004, invested in a joint venture in July, 2003 and sold a business in December, 2003. Such transactions are accompanied by a number of risks, including:

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

From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If divestiture such as this does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

   - Effectively transfer liabilities, contracts, facilities and employees to the purchaser,

   - Identify and separate the intellectual property to be divested from the intellectual property that we wish to keep, and

   - Reduce fixed costs previously associated with the divested assets or business.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions.

If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

-  WE ARE DEPENDENT ON CERTAIN THIRD PARTY LICENSES AND AGREEMENTS

We rely on certain agreements and technologies we license from third parties to operate our business. We have been developing our own proprietary Internet accelerator product in conjunction with QuikCAT Technologies, Inc. ("QuikCAT") an Ohio based private company. Development of the interface for this product was outsourced, with the core patent based technology being licensed from QuikCAT.

We own the client interface software that was developed to work with the iNet Client software, and receive a 5% royalty from QuikCAT Australia on their net profits from the sales of their services that incorporate the client interface. We have no other contracts or agreements with other companies at this time for the client interface software. The Internet acceleration service is software based and uses a combination of highly advanced and proven compression and caching technologies to increase substantially the speed of delivery of Internet and email data to the end-user. We believe that our client interface software substantially enhances the core technology licensed to us by QuikCAT and is critical to the commercial development and acceptance of the service.

We were granted an exclusive Reseller License Agreement by QuikCAT for the iNet Client Software on October 6, 2003 for the territories of Australia, New Zealand and Japan. This license was approved by the United States Bankruptcy Court, Northern District of Ohio on December 15, 2003. The cost of the license was $110,000, of which $10,000 was paid on September 3, 2003 and the balance was paid on January 15, 2004. The license term is for three years, with one year annual automatic renewals if the product is commercially deployed. The license requires a 5% royalty on net revenues, which is to be paid monthly, and a 10% net interest in the profits of QuikCAT Australia, which is to be paid every six months. The license can be terminated under certain conditions.

QuikCAT has licensed the IP from Innovative Computing Group ("ICG"), a private US company owned substantially by Dr Olu Lafe. Dr Lafe, the inventor of the IP, holds the underlying patents to the IP and has assigned these to ICG.

QuikCAT itself is in US chapter 11 bankruptcy. Our position is protected by US court endorsement of the license. As part of the agreement to license the Internet Accelerator, we protected our access to the QuikCAT source code via an escrow agreement and the deposit of the source code with an escrow agent.

As part of our strategy to develop our Internet data acceleration products, on February 5, 2004, we entered into an agreement with QuikCAT to acquire substantially all of its assets of QuikCAT for $700,000, plus the assumption of certain contracts, agreements and liabilities. QuikCAT has filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio, and therefore, our acquisition is subject to approval by the Bankruptcy Court. Notwithstanding our signed purchase agreement, there can be no assurance that the Bankruptcy Court will approve our bid or that the Bankruptcy Court will not award the assets to another bidder.

In addition, we are in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc. ("ICG"), to acquire certain assets of ICG that are related to the technology that we intend to acquire from QuikCAT. As part of these discussions, on February 5, 2004, we agreed to loan ICG up to $150,000 secured by source code for the Miliki SuperCompressor, which is a software product that compresses electronic documents and images and allows a user to email large files much faster and to save these files using much less storage space. We have advanced $100,000 to ICG under this loan agreement. The note is due May 5, 2004 and accrues interest at 4% annually. Completion of the ICG and QuikCAT asset acquisitions are subject to further approvals, including approval of the Bankruptcy Court in the case of QuikCAT, and there is no assurance that these transactions will be closed.

On June 4, 2003, Cyberbred signed a five year agreement with Marvel Enterprises, Inc. to manage their fan club in Japan. On July 28, 2003, Fan Club signed a Subcontract Agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel.

Under the July 28, 2003 agreement, Cyberbred will make "best efforts" to transfer the rights under their agreement with Marvel, directly to Fan Club Entertainment. At this time, this transfer has not taken place.

The company currently is not a party to the agreement between Cyberbred and Marvel. However, this contract is material to the company since the company would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel. The company cannot make any assurances about the relationship between Cyberbred and Marvel.

-  WE ARE SUBJECT TO COMPETITIVE PRESSURES

While we are not aware of any organization that is providing the complete suite of services under the same business model we are utilizing, in general, we face competition from other providers of services to entities that provide Internet data transmission acceleration products or which provide advertising, merchandising, publishing, website and data management services. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition to the foregoing, some of our key customers or potential customers might decide to build their own Internet data transmission acceleration product or company's which provide advertising, merchandising, publishing, website and data management services. Although this has not been the industry trend over the past year, if this were to happen, we might be adversely impacted thereby.

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

-  THE COMPANY IS EXPOSED TO LEGAL CLAIMS

We have been, currently are, or in the future may be involved in legal proceedings or claims. Such claims are detailed in Part 1, Item 3, Legal Proceedings. Such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's time and attention. There can be no guarantee that we will be successful in resolving such claims.

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

   -  Foreign exchange gains and losses.

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

-  OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of March 25, 2004,Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"),Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ") collectively hold approximately 82.7% of our common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, one of our Directors, and our President and Chief Executive Officer, currently serves as the Chairman of IAJ, a Japanese venture capital company.

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

- THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 25, 2004, 71.9 million shares of common stock were outstanding. Significant shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the company, they may only sell their shares of common stock in the public market in compliance with the volume limitations of Rule 144.

-  WE ARE EXPOSED TO FOREIGN CURRENCY RISKS

The majority of our operations are located in Japan. We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen and US Dollar would have a material adverse effect on our business, financial condition and results of operations.

-WE HAVE LIMITED INSURANCE

We have limited director and officer insurance and no commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

We were exposed to foreign currency risks due to the acquisition Fan Club on August 5, 2003 and iAccele on February 10, 2003. The iAccele acquisition was financed by a 100.0 million Japanese Yen loan, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date. On December 2, 2003, we announced that it reached agreement with our majority shareholder to convert approximately $834,000 in outstanding convertible debt plus interest of approximately $33,000 in exchange for 3,163,436 shares of our common stock. As part of this transaction and the operations of the iAccele acquisition, we recognized a foreign currency translation adjustment of $172,069 for the year ending December 31, 2003.

We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

Interest Rate Risk

We do not have any outstanding long term liabilities as of December 31, 2003. We do not trade in hedging instruments or "other than trading" instruments and we are exposed to interest rate risks for any long-term liabilities. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.


                                    PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the 2003 Annual Meeting of Stockholders ("the proxy statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning executive officers and directors appears in proposal 1 of our proxy statement. This portion of our proxy statement is incorporated herein by reference. The board has determined that Masazumi Ishii, our audit committee chairman, is an audit committee financial expert within the meaning of SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation appears under executive compensation in our proxy statement. This portion of our proxy statement is incorporated herein by reference.

EMPLOYMENT AGREEMENTS

Information concerning employment agreements appears in proposal 1 of our proxy statement. This portion of our proxy statement is incorporated herein by reference.

COMPENSATION OF DIRECTORS

Our directors who are not otherwise our employees are compensated at the rate of $1,000 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management appears in the introduction section of our proxy statement. This portion of our proxy statement is incorporated herein by reference.

Information concerning accountant fees and services appear in the independent auditor section of the proxy statement. This portion of our proxy statement is incorporated herein by reference.

Information concerning new plan benefits and securities authorized for issuance under equity compensation plans appear in proposal 7 of the proxy statement. This portion of our proxy statement is incorporated herein by reference.

Information concerning board meetings and committees appear in proposal 1 of the proxy statement. This portion of our proxy statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions appears in the "certain transactions" section of our proxy statement. This portion of our proxy statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services appears under the section "independent public accountants" of our proxy statement. This portion of our proxy statement is incorporated herein by reference.


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


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page

         Report of Independent Auditors ...........................F-1

         Consolidated Balance Sheets as of
              December 31, 2003 and 2002...........................F-2

         Consolidated Statements of Operations
              for the years ended December 31, 2003,
              2002 and 2001 .......................................F-3

         Consolidated Statement of Stockholders' Equity
              (Deficiency) for the years ended December 31,
              2003, 2002 and 2001..................................F-4

         Consolidated Statement of Cash Flows
              for the years ended December 31, 2003,
              2002 and 2001 .......................................F-5

         Notes to Consolidated Financial
              Statements ..........................................F-6

(b) REPORTS ON FORM 8-K:

We filed the following reports on Form 8-K during the fourth quarter of the year ended December 31, 2003:

   * Amendment to the current report on Form 8-K, dated August 15, 2003, was filed on October 22, 2003. The items reported were as follows:

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

   * Current report on Form 8-K, dated December 3, 2003, was filed on December 3, 2003. The items reported were as follows:

      o Item 5 - Other Events and Required FD Disclosures, which reported the following:

         - On November 12, 2003, we agreed to sell to Inter Asset Japan Co. Ltd., 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $.5 million, and

         - On November 17, 2003, we assigned to Inter Asset Japan (a) the lease with foreignTV Japan for the 600 personal computers, (b) unpaid invoices totaling 18,947,500 Yen, or approximately $166,000, from foreignTV Japan, (c) and rights to cash received of 3,429,749 Yen, or approximately $31,000, in exchange for (a) cancellation of a 34,000,000 Yen, or approximately $298,000, loan from Inter Asset Japan and related accrued interest, and (b) 34,000,000 Yen, or approximately $298,000, to be wired to the company by December 1, 2003, and

         - On October 31, 2003, we completed a joint venture agreement with London Wall Investments Pty. Ltd., a privately held corporation located in Perth, Australia, whereby we will acquire a 50% equity stake in a newly formed company to be called QuikCat Australia Pty Ltd for a nominal value, and

         - On December 2, 2003, IA Global Inc., announced that it reached agreement with its majority shareholder to convert approximately $834,000 in outstanding convertible debt plus interest of approximately $33,000 in exchange for approximately 3.16 million shares of common stock its common stock.

   * Current report on Form 8-K, dated December 29, 2003, was filed on January 26, 2004. The items which reported the following:

      o Item 2 - Acquisition or Dispositions of Assets, On December 29, 2003, we executed a share purchase agreement to sell our 76.9% interest in iAccele Co. Ltd. ("iAccele"), for approximately $280,000 to GM2 Co. Ltd., a private Japanese corporation ("GM2"). In addition, iAccele had approximately $700,000 of liabilities that had previously been reflected in the consolidated balance sheet of our company. In connection with the sale, we agreed to cancel approximately $300,000 of inter-company debt owed by iAccele to us. We received the funds from GM2 on January 16, 2004.

      o Item 5 - Other Events and Required FD Disclosures, which reported the following:

         - On December 29, 2003, we agreed to sell to PBAA Fund Ltd., a related party, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA Fund Ltd made its investment commitment. The funds were received January 16, 2004.

         - On January 10, 2004, the United States District Court Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski.

(c) EXHIBITS:

    EXHIBIT
    NUMBER    EXHIBIT DESCRIPTION
    -------   -------------------

    3.1       Certificate of Incorporation, as amended, of Registrant (1)

    3.2 Certificate of Amendment, dated January 3, 2003, to the Certificate of Incorporation of the Registrant (2)

    3.3 Certificate of Designation of Preferences and Rights of the Registrant's Series A convertible preferred stock (3)

    3.4       By-laws of Registrant, as amended (4)

    4.1       Form of Certificate evidencing shares of common stock (1)

    10.1      1999 Stock Option Plan (1)

    10.2      2000 Stock Option Plan (5)

    10.3 Investment Agreement, dated as of February 10, 2003, between IA Global, Inc. and IAccele Co., Inc. (6)

    10.4 Indemnification Agreement, dated as of February 10, 2003, among IA Global, Inc., IAccele Co., Inc. and InfoShowerX Co., Ltd. (6)

    10.5 Intercompany Loan Agreement, dated as of January 31, 2003, between IA Global, Inc. and PBAA Fund Ltd. (6)

    10.6 Employment Agreement, dated February 3, 2003, between IA Global, Inc. and Alan Margerison (7)

    10.7 Employment Agreement, dated February 3, 2003, between IA Global, Inc. and Satoru Hirai (7)

    10.8 Amendment to Employment Agreement, dated May 21, 2003, between IA Global, Inc. and Satoru Hirai. (8)

    10.9 Notice of Conversion of Promissory Note, dated June 30, 2003, between IA Global, Inc. and Inter Asset Japan Co Ltd. (8)

    10.10 Subscription Agreement, dated June 30, 2003, between IA Global, Inc. and PBAA Fund Ltd. (8)

    10.11 Subcontract Agreement, dated July 28, 2003, between Cyberbred Co Ltd and Fan Club Entertainment Co Ltd. (8)

    10.12 Letter of Intent, dated July 31, 2003, between IA Global, Inc. and London Wall Investments Pty Ltd. (8)

    10.13 Share Purchase Agreement, dated as of August 5, 2003, between IA Global, Inc. and Cyber Holdings Co Ltd. (8)

    10.14 Indemnification Agreement, dated as of August 5, 2003, among IA Global, Inc., Cyber Holdings Co Ltd. and Fan Club Entertainment Co Ltd. (8)

    10.15 Certificate of Officers, dated as of August 5, 2003, among IA Global, Inc., Cyber Holdings Co Ltd. and Fan Club
              Entertainment Co Ltd. (8)

    10.16 Business Development Loan and Venture Agreement, dated August 18, 2003, between IA Global, Inc. and London Wall Investments Pty Ltd. (9)

    10.17 Subscription Agreement, dated November 6, 2003, between IA Global, Inc. and Inter Asset Japan Co Ltd. (9)

    10.18 Agreement to Sell Personal Computers, dated November 17, 2003, between IA Global, Inc., iAccele Co Ltd. and Inter Asset Japan Co, Ltd. (10)

    10.19 Notice of Intent to Convert 100 Million Yen Intracompany Loan to IA Global Common Stock, dated November 21, 2003, between IA Global, Inc. and PBAA Fund, Ltd. (10)

    10.20 Share Subscription Agreement, dated December 29, 2003, between IA Global, Inc. and PBAA Fund Ltd. (11)

    10.21 Purchase Agreement, dated December 29, 2003, among IA Global, Inc., GM2 Co Ltd and iA Ltd and iAccele Co Ltd. (11)

    10.22 Share Purchase Agreement, dated as of February 5, 2004, between IA Global, Inc. and Cyber Holdings Co Ltd. (12)

    10.23 Certificate of Officers, dated as of February 5, 2004, among IA Global, Inc., Cyber Holdings Co Ltd. and Fan Club Entertainment Co Ltd. (12)

    10.24 Employment Agreement, dated January 12,2004, between IA Global, Inc. and Mark Scott

    10.25 Offer to Hire Mark Scott, dated January 12, 2004, between IA Global, Inc. and Mark Scott.

    10.26 Secured Promissory Note, dated February 5, 2004, between IA Global, Inc. and Innovative Computing Group, Inc.

    10.27 Security Agreement, dated February 5, 2004, between IA Global, Inc. and Innovative Computing Group, Inc.

    10.28 Subscription Agreement, dated March 5, 2004, between IA Global, Inc. and PBAA Fund Ltd.

    10.29 Convertible Promissory Note, dated March 5, 2004, between IA Global, Inc. and PBAA Fund Ltd.

    10.30 Stockholder's Agreement, dated March 18, 2004, among IA Global, Inc., Rex Tokyo Co Ltd, Hiroyuki Ejima and all holders of Rex Tokyo Co Ltd common shares.

    10.31 Share Exchange Agreement, dated March 18, 2004, between IA Global, Inc. and Hiroyuki Ejima.

    10.32 Share Purchase Agreement, dated March 18, 2004, between IA Global, Inc. and Rex Tokyo Co Ltd

    10.33 Reseller License Agreement, dated October 6, 2003, between IA Global, Inc. and QuikCAT.com, Inc.

    10.34 Redeemable Note, dated December 31, 2003, between IA Global, Inc. and QuikCAT Australia Pty Ltd.

    10.35 Redeemable Note, dated February 13, 2004, between IA Global, Inc. and QuikCAT Australia Pty Ltd.

    10.36 Series B Subscription B Form, dated March 26, 2004, between IA Global, Inc. and QuikCAT Australia Pty Ltd.

    21.1      Subsidiaries of the Registrant

    23.1      Consent of Radin, Glass & Co., LLP

    31.1      Section 302 Certifications

    31.2      Section 302 Certifications

    32.1      Section 906 Certifications

    32.2      Section 906 Certifications
__________

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1, as amended (File No. 333-71733), and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 3, 2003, and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 8, 2001, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Registration Statement on Form 8-A (File No. 1-15863), and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Definitive Form 14A filed on June 6, 2000, and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 25, 2003, and incorporated herein by reference.

(7) Filed as an exhibit to Registrants's Annual Report on Form 10-K, dated April 15, 2003, and incorporated herein by reference.

(8) Filed as an exhibit to Registrants's Amended Quarterly Report for the period ending June 30, 2003 on Form 10-Q/A dated February 3, 2004 and incorporated herein by reference.

(9) Filed as an exhibit to Registrants's Amended Quarterly Report on Form 10-Q/A for the period ending September 30, 2003, dated February 3, 2004 and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 3, 2003, and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 26, 2004, and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 17, 2004, and incorporated herein by reference.

                          INDEPENDENT AUDITOR'S REPORT

                           Shareholders and Directors
                                 IA Global, Inc.

We have audited the accompanying consolidated balance sheets of IA Global, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. (formerly: Medium4.com, Inc.) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, the company restated its consolidated financial statements for the years ended December 31, 2002 and 2001.


                                        /s/ Radin, Glass & Co., LLP
                                        Certified Public Accountants
New York, New York
March 15, 2004

                                   IA GLOBAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET

                                                                              December 31,
                                                                   ----------------------------------
                                                                       2003                  2002
                                                                   ------------          ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..............................         $    676,782          $    444,383
  Accounts receivable, net of allowance
   for doubtful accounts of $0 ...........................            1,266,335                     -
  Consumption and deferred tax receivable ................               49,482                     -
  Prepaid costs ..........................................              438,142                     -
  Subscription receivable ................................              400,000                     -
  Other current assets ...................................              296,163                     -
                                                                   ------------          ------------
    Total current assets .................................            3,126,904               444,383

EQUIPMENT, NET ...........................................                  812                   812

OTHER ASSETS
  Intangible assets, net .................................            1,014,685                     -
  Loan to QuikCAT Australia Pty Ltd ......................               74,849                     -
  Other assets ...........................................                    -                 5,477
                                                                   ------------          ------------

                                                                   $  4,217,250          $    450,672
                                                                   ============          ============


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable - trade ...............................         $    861,148          $    246,353
  Accrued liabilities ....................................              138,580                31,000
  Loan payable - related party ...........................                    -             1,063,857
  Deferred revenue .......................................              463,119                     -
  Investment in QuikCAT Australia Pty Ltd ................                1,137                     -
  Income taxes payable - foreign .........................               23,754                     -
                                                                   ------------          ------------
    Total current liabilities ............................            1,487,739             1,341,210
                                                                   ------------          ------------

MINORITY INTERESTS .......................................               44,706                     -
                                                                   ------------          ------------

STOCKHOLDER'S EQUITY DEFICIENCY):
  Series B Preferred stock, $.01 par value, 5,000 shares
    authorized 1,158 and -0- issued and outstanding,
    respectively (liquidation value $1,158,000) ..........                   12                     -
  Common stock, $.01 par value, 75,000,000 shares
    authorized, 71,894,324 and 51,797,556, issued and
    outstanding, respectively ............................              718,943               517,976
  Paid in capital ........................................           26,049,286            19,744,331
  Accumulated deficit ....................................          (24,147,785)          (21,022,845)
  Unearned compensation expense ..........................                    -               (80,000)
  Treasury stock .........................................              (50,000)              (50,000)
  Foreign currency translation adjustment ................              114,349                     -
                                                                   ------------          ------------
    Total stockholder's equity (deficiency) ..............            2,684,805              (890,538)
                                                                   ------------          ------------

                                                                   $  4,217,250          $    450,672
                                                                   ============          ============

                            See notes to consolidated financial statements.
                                                  F-2

                                   IA GLOBAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                                                Years Ended December 31,
                                                   --------------------------------------------------
                                                       2003               2002               2001
                                                   ------------       ------------       ------------
                                                                        Restated           Restated
                                                                         Note 3             Note 3
REVENUE .....................................      $  1,144,654       $    406,046       $    708,803

COST OF SALES ...............................         1,128,075             84,280            700,443
                                                   ------------       ------------       ------------

GROSS PROFIT ................................            16,579            321,766              8,360
                                                   ------------       ------------       ------------

EXPENSES:
  Selling, general and administrative .......         2,383,253            903,001          5,420,437
  Write down of fixed assets ................                 -             37,759            250,000
  Write down of capitalized development costs                 -                  -            534,498
                                                   ------------       ------------       ------------
    Total expenses ..........................         2,383,253            940,760          6,204,935
                                                   ------------       ------------       ------------

OPERATING LOSS ..............................        (2,366,674)          (618,994)        (6,196,575)
                                                   ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income ...........................            13,234                212              1,351
  Interest expense ..........................          (373,999)        (1,084,620)                 -
  Other income ..............................            11,036            210,695             15,332
  Gain loss on sale of computer business ....           103,785                  -                  -
  Loss on equity investment in QuikCAT
         Australia Pty Ltd ..................            (1,137)                 -                  -
  Gain on sale of iAccele Co. Ltd ...........           674,406                  -                  -
  Foreign currency translation adjustment ...          (172,069)                 -                  -
  Write down of investments .................                 -                  -            (59,000)
                                                   ------------       ------------       ------------
    Total other income (expenses) ...........           255,256           (873,713)           (42,317)
                                                   ------------       ------------       ------------

LOSS BEFORE MINORITY INTERESTS
  AND INCOME TAXES ..........................        (2,111,418)        (1,492,707)        (6,238,892)

MINORITY INTERESTS ..........................            21,790                  -                  -
                                                   ------------       ------------       ------------

LOSS BEFORE INCOME TAXES ....................        (2,133,208)        (1,492,707)        (6,238,892)

INCOME TAXES:
  Current ...................................            (8,158)                 -                  -
  Deferred ..................................            22,738                  -                  -
                                                   ------------       ------------       ------------

NET LOSS ....................................        (2,147,788)        (1,492,707)        (6,238,892)

Deemed dividends ............................          (977,152)                 -         (1,000,000)
                                                   ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS ..      $ (3,124,940)      $ (1,492,707)      $ (7,238,892)
                                                   ============       ============       ============

Per share of Common-
  Basic net loss per share ..................      $      (0.05)      $      (0.04)      $      (0.39)
                                                   ============       ============       ============
  Diluted net loss per share ................      $      (0.05)      $      (0.04)      $      (0.39)
                                                   ============       ============       ============
  Weighted average shares of common
    stock outstanding .......................        59,243,914         36,480,248         18,334,433
  Weighted average shares of common stock
    and common equivalent shares
    outstanding .............................        59,243,914         36,480,248         18,334,433

                            See notes to consolidated financial statements.
                                                 F-3

                                            IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIENCY)



                                                    Preferred Stock                Common Stock             Additional
                                                  --------------------       ------------------------        Paid in
                                                  Shares       Amount          Shares         Amount         Capital
                                                  ------       -------       ----------      --------      ------------
Balance as of December 31, 2001 ............       1,000       $    10       29,672,556      $296,726      $ 18,664,745

Proceeds from conversion of
  preferred shares .........................      (1,000)          (10)      20,000,000       200,000          (199,990)
Stock issued for services ..................           -             -        2,125,000        21,250           151,000
Valuation of beneficial
  conversion feature .......................           -             -                -             -         1,063,857
Contribution of capital ....................           -             -                -             -            64,719
Unearned compensation expense ..............           -             -                -             -                 -
Net loss ...................................           -             -                -             -                 -
                                                  ------       -------       ----------      --------      ------------

Balance as of December 31, 2002 ............           -             -       51,797,556       517,976        19,744,331

Issuance of common stock for
  settlement of accounts payable ...........           -             -          250,000         2,500            76,684
Proceed from sale of common
  stock subscribed .........................           -             -       13,333,333       133,333         1,866,667
Common stock issued for Fan Club
  Entertainment Co Ltd acquisition .........           -             -          350,000         3,500           161,700
Conversion of note payable to
  preferred stock ..........................       1,158            12                -             -         1,157,988
Conversion of note payable to
  common stock .............................           -             -        3,163,436        31,634           917,453
Proceed from sale of common stock ..........           -             -        1,666,666        16,667           483,333
Proceed from sale of common
  stock subscribed .........................           -             -        1,333,333        13,333           386,667
Valuation of beneficial
  conversion feature .......................           -             -                -             -           277,311
Contribution of capital ....................           -             -                -             -                 -
Unrealized foreign exchange gain ...........           -             -                -             -                 -
Unearned compensation expense ..............           -             -                -             -                 -
Deemed dividend ............................           -             -                -             -           977,152
Net loss ...................................           -             -                -             -                 -
                                                  ------       -------       ----------      --------      ------------

Balance as of December 31, 2003 ............       1,158       $    12       71,894,324      $718,943      $ 26,049,286
                                                  ======       =======       ==========      ========      ============
                                                                                                            (continued)
                                    See notes to consolidated financial statements.
                                                          F-4A

                                            IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDER'S (DEFICIENCY)
                                                      (continued)

                                                               Accumulated                                     Total
                                                                  Other                      Unearned      Stockholder's
                                              Accumulated     Comprehensive   Treasury     Compensation       Equity
                                                Deficit          Income *       Stock        Expense        (Deficiency)
                                             ------------     ------------    --------     ------------     -----------
Balance as of December 31, 2001 .........    $(19,530,138)    $          -    $(50,000)    $   (245,788)    $  (864,445)

Proceeds from conversion of
  preferred shares ......................               -                -           -                -               -
Stock issued for services ...............               -                -           -         (160,000)         12,250
Valuation of beneficial
  conversion feature ....................               -                -           -                -       1,063,857
Contribution of capital .................               -                -           -                -          64,719
Unearned compensation expense ...........               -                -           -          325,788         325,788
Net loss ................................      (1,492,707)               -           -                -      (1,492,707)
                                             ------------     ------------    --------     ------------     -----------

Balance as of December 31, 2002 .........     (21,022,845)               -     (50,000)         (80,000)       (890,538)

Issuance of common stock for
  settlement of accounts payable ........               -                -           -                -          79,184
Proceed from sale of common
  stock subscribed ......................               -                -           -                -       2,000,000
Common stock issued for Fan Club
  Entertainment Co Ltd acquisition ......               -                -           -                -         165,200
Conversion of note payable to
  preferred stock .......................               -                -           -                -       1,158,000
Conversion of note payable to
  common stock ..........................               -                -           -                -         949,087
Proceed from sale of common stock .......               -                -           -                -         500,000
Proceed from sale of common
  stock subscribed ......................               -                -           -                -         400,000
Valuation of beneficial
  conversion feature ....................               -                -           -                -         277,311
Contribution of capital .................               -                -           -                -               -
Unrealized foreign exchange gain ........               -          114,349           -                -         114,349
Unearned compensation expense ...........               -                -           -           80,000          80,000
Deemed dividend .........................        (977,152)               -           -                -               -
Net loss ................................      (2,147,788)               -           -                -      (2,147,788)
                                             ------------     ------------    --------     ------------     -----------

Balance as of December 31, 2003 .........    $(24,147,785)    $    114,349    $(50,000)     $         -     $ 2,684,805
                                             ============     ============    ========     ============     ===========

* Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled
     $(2,033,439) in 2003, $(1,492,707) in 2002 and $(6,238,892) in 2001,
     respectively.

                                    See notes to consolidated financial statements.
                                                          F-4B

                                            IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                              -----------------------------------------
                                                                                  2003           2002           2001
                                                                              -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ................................................................   $(2,147,788)   $(1,492,707)   $(6,238,892)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization .........................................       557,885         54,940        927,164
    Impairment of fixed assets/investment in foreignTVJapan.com ...........             -              -        309,000
    Gain from sale of iAccele Co Ltd ......................................      (674,406)             -              -
    Write down of fixed assets ............................................             -         37,759              -
    Gain on sale of computer business .....................................      (103,785)             -
    Write down of software development costs ..............................             -              -        534,498
    Unearned compensation expense .........................................             -        165,788      1,154,880
    Equity based compensation .............................................        80,000        172,250      2,369,900
    Beneficial conversion feature .........................................       277,311      1,063,857              -
    Equity loss from investment in QuickCAT Australia Pty Ltd. ............         1,137              -              -
    Minority interests ....................................................        21,790              -              -
    Accrued interest on notes/loans payable ...............................       124,747              -              -
    Accounts receivable ...................................................    (1,266,335)             1              -
    Consumption and deferred tax receivable ...............................       (49,482)             -              -
    Prepaid costs .........................................................      (438,142)             -              -
    Other current assets ..................................................       (93,860)           376         13,761
    Other assets ..........................................................         5,477         22,092              -
    Accounts payable ......................................................     2,612,336        (97,608)      (170,679)
    Accrued liabilites ....................................................       107,580       (180,843)      (141,655)
    Income taxes payable - foreign ........................................        23,754              -              -
    Deferred revenue ......................................................       463,119       (305,000)      (480,000)
                                                                              -----------    -----------    -----------

NET CASH USED IN OPERATIONS ...............................................      (498,661)      (559,095)    (1,722,023)
                                                                              -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Software development costs ............................................       (39,347)             -              -
    Purchases of intangible assets including Fan Club Entertainment  Co Ltd    (1,107,590)             -              -
    Purchase of iAccele Co Ltd ............................................      (830,358)             -              -
    Purchases of capiial expenditures .....................................      (598,431)             -         75,466
    Proceeds from sale of equipment .......................................       702,216              -              -
    Marketable securities .................................................             -              -            220
    Investment in foreignTVJapan.com ......................................             -        100,000              -
                                                                              -----------    -----------    -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......................    (1,873,510)       100,000         75,686
                                                                              -----------    -----------    -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from loan payable - related party ............................     1,288,167        885,098        193,479
    Repayments of loan payable- related party .............................    (1,280,816)             -              -
    Loan to QuikCAT Australia Pty Ltd. ....................................       (74,849)             -              -
    Purchase of treasury stock ............................................             -              -        (50,000)
    Proceeds from issuance of preferred stock .............................             -              -        996,000
    Proceeds from issuance of common stock ................................     2,500,000              -        474,776
                                                                              -----------    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .................................     2,432,502        885,098      1,614,255
                                                                              -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................        60,330        426,003        (32,082)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................       172,069              -              -

CASH AND CASH EQUIVALENTS, beginning of the period ........................       444,383         18,380         50,462
                                                                              -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of the period ..............................   $   676,782    $   444,383    $    18,380
                                                                              ===========    ===========    ===========
                                                                                                            (continued)

                                    See notes to consolidated financial statements.
                                                          F-5A

                                            IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (continued)
                                                                                       Years Ended December 31,
                                                                              -----------------------------------------
                                                                                  2003           2002           2001
                                                                              -----------    -----------    -----------
Supplemental disclosures of cash flow information:

    Interest paid .........................................................   $         -    $         -    $         -

    Taxes paid ............................................................   $       334    $         -    $     4,889

Non-cash financing activities:

    Conversion of debt/accounts payable to equity .........................   $ 2,186,215    $         -    $         -

    Common stock and options issued for services ..........................   $         -    $   172,250    $ 2,369,900

    Contribution of debt to equity ........................................   $         -    $    64,719    $         -

    Conversion of preferred stock to common stock .........................   $         -    $   200,000    $         -

    Common stock issued for Fan Club Entertainment Co Ltd  acquisition ....   $   165,200    $         -    $         -

    Issuance of common stock for subscription receivable ..................   $   400,000    $         -    $         -



                                    See notes to consolidated financial statements.
                                                          F-5B

                                 IA GLOBAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2003


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

The company's business model has changed substantially over the last several years. During 2002 and 2003, we shifted our business model from being a provider of broadband entertainment channels with revenues derived from advertising, to a developer of media, entertainment and technology products and services. This shift in focus was implemented primarily through acquisitions, as described below. Through our merger and acquisition program, we intend to further increase the number of majority owned companies within IA Global and expect that these will focus on the media, entertainment and technology areas. We may also expand further our licensing business. To this end, we may develop such media technology products and services internally, or acquire them from other parties.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION- The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. QuikCAT Australia Pty Ltd is accounted for on an equity basis based on our 47.5% equity ownership as of December 31, 2003. Intercompany items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS- The company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS- Accounts receivable consists primarily of amounts due to the company from our normal business activities. The company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within our portfolio. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required. Revenue on certain of the receivable has been deferred as indicated in Note 4.

EQUIPMENT- Equipment represents machinery, equipment and software which are stated at cost less accumulated depreciation. Depreciation of machinery and equipments is computed by the declining method over the estimated useful lives of the related assets (approximately 3-5 years). Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of five years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortized the intangible assets and intellectual property acquired in connection with the acquisition of iAccele over twenty-four months on a straight - line basis. For the Fan Club acquisition, the company is amortizing the intangible assets and intellectual property over sixty months on a straight - line basis, which is the life of the Marvel Enterprises, Inc. agreement.

LONG - LIVED ASSETS- The company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. At December 31, 2003 and 2002, respectively, the company believes that there has not been an impairment of long-lived assets, after recording the write down of equipment and the investment in foreignTVJapan.com during the year ended December 31, 2002. See Note 19.

SOFTWARE DEVELOPMENT COSTS- The company capitalizes software development costs upon the establishment of technological feasibility, subject to net realizable value onsiderations. These costs are included in the balance sheet in property and equipment. Capitalization ends when the product is available for general release. Capitalized software development costs are amortized over 24 months using the higher of the straight line method or the ratio of current gross revenues to the total of the current and expected future revenues of the product. Costs capitalized in 2003 of $145,802 were sold as part of the iAccele sale on December 29, 2003 and included expenses to adopt licensed internet acceleration software to the Japanese Market. At December 31, 2000, the company capitalized $833,649 of such software development costs, net of accumulated amortization. The costs were amortized over 30 months on a straight-line basis. At December 31, 2001, such costs were written off.

FAIR VALUE OF FINANCIAL INSTRUMENTS- The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable and loan payable-related party approximate fair value based on the short-term maturity of these instruments.

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS-BENEFICIAL CONVERSION FEATURES-The company has adopted EITF issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for the convertible debt. EITF 98-5 recognition of a conversion feature that is in-the-money at issuance as additional paid-in-capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The intrinsic value of the feature is the difference between the conversion price and the fair value of the stock into which the security is convertible, multiplied by the number of shares. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. These beneficial conversion features of debt or equity instruments, depending on the specific facts and circumstances will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

SOFTWARE REVENUE AND COST RECOGNITION- The company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition.

The company sold its software and provides support service on a subscription basis through Value Added Resellers ("VARs"), Internet Service Providers ("ISPs") or directly to end-users. They purchase either 13 months/12 months/6 months/3 months/ or 30 days license products, and receive a copy of the iAccele software and full access to the acceleration server maintained by the company. Revenues are recognized ratably over the license period upon delivery of the software to the end user, by the VAR, ISP or the company. The revenue recognition process does not begin until the end user has possession of the software and activated the use of such software, hence no revenue is recorded by delivering software to the VAR or ISP.

The VAR's have prepaid for some of the licensed products. The company has recorded a receivable for all of the licensed products sold to the VAR's with an related deferred revenue amount until such time the licensed product is delivered and activated by the end user. The receivables have been reduced to reflect the prepayments made by the VAR's. Upon confirmation, via an activation request, of the licensed products delivered to the end user, the revenue recognition process begins and the related sales are amortized as revenues over the term of the licensed product sold.

As detailed more fully in Note 14, the company has a license agreement to use certain internet acceleration technology which forms the basis of the iAccele software service. The company pays a license fee for each customer purchasing this product. Fees paid under this license are capitalized as deferred license fee and amortized to cost of sales over the life of the product period from the month of selling and receiving the cash from the customers, to the expiration month of the product life span. This license agreement was transferred as part of the sale of iAccele on December 29, 2003.

FAN CLUB REVENUE RECOGNITION- Fan Club's main source of revenue was derived from the activities associated with Marvel, as received from Cyberbred and other companies. These activities include the following:

   o Website development- By utilizing the knowledge of the staff and management, websites will be established to increase the number of members of the Marvel Fan Club, distribute a mail magazine, and data mine the member database.

   o Marvel Fan Club Magazine - Create and produce a monthly magazine for members of the Marvel Fan Club.

   o Marvel Fan Club Merchandising - Create and sale of Marvel merchandise to fan club members.

   o Event Planning - Assist in the planning and running of an events for Marvel Fan Club. For example, an exhibition was held at the end of this year in a major Japanese department store, Parco. This was the first official event for the Marvel Fan Club in Japan. The event planning work included ticket sales and pamphlet production.

The company recognizes Fan Club revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, the work has been accepted and collectibility is reasonably assured. Deferred revenue includes amounts billed to customers for which revenue has not been recognized that generally results from products completed by the company prior to year-end but not accepted by end users until after year-end.

LICENSE REVENUE RECOGNITION- The company recorded revenues from its license agreements on a straight line basis over the term of the license agreements. If a license agreement is terminated, then the remaining unearned balance of the deferred revenues are recorded as earned if applicable. The company has also sold an encoding machine in 2001, which such revenues have been recorded upon delivery and set up of the machine.

ADVERTISING COSTS- Advertising costs are expensed as incurred. There were no advertising costs incurred for the years ending December 31, 2003, 2002 and 2001.

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

STOCK BASED COMPENSATION - The company has a stock-based employee compensation plans, which are described more fully in Note 8. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all stock options granted under that plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                               Year ended December 31,
                                               -----------------------
                                          2003           2002           2001
                                          ----           ----           ----
Net loss available to common
shareholders, as reported ........... $(3,124,940)  $  (1,492,707)  $(7,238,892)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects ..    (227,031)              -      (487,502)
                                      -----------   -------------   -----------
Pro-forma net loss available to
common shareholders ................. $(3,351,971)  $  (1,492,707)  $(7,726,394)
                                      ===========   =============   ===========
Earnings per share:
Basic and Diluted - as reported ..... $      (.05)  $       (.04)   $      (.39)
Basic and Diluted - pro-forma ....... $      (.06)  $       (.04)   $      (.42)

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

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                   For the Year Ended
                                                      December 31,
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

COMPREHENSIVE INCOME - The company adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency translation adjustments and is presented in the Statements of Operations.

INCOME TAXES - Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

For the Year Ended December 31,            2003          2002           2001
--------------------------------------  -----------   -----------   -----------
Income (loss) from operations
 before income taxes:
   U.S. Operations ...................  $(1,611,170)  $(1,492,707)  $(6,238,892)
   Japan Operations ..................     (536,618)            -             -
                                        -----------   -----------   -----------
Total Income (loss) from Operations
   Before Income Taxes ...............  $(2,147,788)  $(1,492,707)  $(6,238,892)
                                        ===========   ===========   ===========

The provision (benefits) for income taxes by geographic operations is as follows:

For the Year Ended December 31,            2003          2002           2001
--------------------------------------  -----------   -----------   -----------
   U.S. Operations ...................  $         -   $         -   $         -
   Japan Operations ..................       14,580             -             -
                                        -----------   -----------   -----------
Total Provision (Benefit) for
 Income Taxes ........................  $    14,580   $         -   $         -
                                        ===========   ===========   ===========

The components of provision for income taxes by taxing jurisdiction are as follows:

For the Year Ended December 31,            2003          2002           2001
--------------------------------------  -----------   -----------   -----------
U.S. federal, state and local:
   Current ...........................  $         -   $         -   $         -
   Deferred ..........................  $         -   $         -   $         -

Japan:
   Current ...........................  $    (8,158)  $         -   $         -
   Deferred ..........................  $    22,738   $         -   $         -

A reconciliation of the company's effective tax rate to the statutory U.S. federal tax rate is as follows:

For the Year Ended December 31,            2003          2002           2001
--------------------------------------  -----------   -----------   -----------
Statutory rate .......................     35.0%         35.0%         35.0%
Foreign tax differential .............      3.9             -             -
State and local ......................      5.7           5.7           5.7
                                        -----------   -----------   -----------
   Effective rate ....................     44.6%         40.7%         40.7%
                                        ===========   ===========   ===========

The effect of tax law changes on deferred tax assets and liabilities did not have a significant effect on the company's effective tax rate.

The significant components of activities that gave rise to deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

At December 31,                                         2003            2002
------------------------------------------------    -----------     -----------
Deferred income ................................    $    11,500     $         -
Operating loss carryforwards ...................      4,550,000       4,435,000
                                                    -----------     -----------
   Gross Deferred Tax Assets ...................      4,561,500       4,435,000
Less: Valuation allowance ......................     (4,550,000)     (4,435,000)
                                                    -----------     -----------
   Deferred Tax Assets, net of Allowance .......    $    11,500     $         -
                                                    ===========     ===========

The valuation allowance at December 31, 2003, principally applies the net operating loss carryforwards that, in the opinion of management, are more likely than not to expire before the company can use them.

For tax return purposes, the company has available net operating carryforwards of approximately $13 million and expires in various years through 2023.

NET LOSS PER SHARE - The company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period.

INVESTMENT IN FOREIGNTVJAPAN.COM - The company acquired a 10% ownership interest on January 8, 2000 for $159,000 when we signed a Local Affiliate Agreement ("Agreement") with foreignTVJapan.com. This company was formed to develop associations with foreign entities with such foreign entities paying us for the use of one our domain names, a link to our website and the use of some content on our website. The agreement had a ten year term and the company has recorded this investment utilizing the cost method. See Notes 14and 19.

The company did not exercise significant influence over the operating or financial policies of this entity. A portion of such investment was believed to be unrecoverable by management and was written down in 2001 by $59,000. The remaining recorded value of such ownership in foreignTVJapan.com of $100,000 was repurchased by them on September 25, 2002 for $100,000.

In May-December 2002, Inter Asset Japan LBO No 1, an affiliate of our major stockholder, acquired a 66.7% ownership interest in foreignTVJapan Co., Ltd.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of VIEs that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) have equity investors that lack an essential characteristic of a controlling financial interest.

Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46's provisions. In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which will replace FIN 46 upon its effective date. FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a "business" as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FSPs on FIN 46. FIN 46-R did not have a material impact on the company's Consolidated Financial Statements.

In 2003, the Emerging Issues Task Force (EITF) reached a consensus on two issues relating to the accounting for multiple-element arrangements: Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and Issue No. 03-05, "Applicability of AICPA SOP 97-2 to Non- Software Deliverables in an Arrangement Containing More Than Incidental Software." The consensus opinion in EITF No. 03-05 clarifies the scope of both EITF 00-21 and Statement of Financial Position (SOP) 97-2, "Software Revenue Recognition," and was reached on July 31, 2003. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. EITF Nos. 00-21 and 03-05 did not have a material impact on the company's Consolidated Financial Statements.

In December 2003, the FASB revised SFAS No.132, "Employers' Disclosures about Pensions and other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106." This new SFAS No. 132 retains all of the disclosure requirements of SFAS No. 132; however, it also requires additional annual disclosures describing types of plan assets, investment strategy, measurement date(s), expected employer contributions, plan obligations, and expected benefit payments of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132 did not have a material impact on the company's Consolidated Financial Statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2003, and did not have a material impact on the company's Consolidated Financial Statements. The sale of iAccele operations are presented in the Consolidated Financial Statements in accordance with SFAS No. 144.

In April 2003, the FASB issued SFAS No.149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. It also specifies when a derivative contains a financing component that requires special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 did not have a material effect on the company's Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. It establishes classification and measurement standards for three types of freestanding financial instruments that have characteristics of both liabilities and equity. The provisions of SFAS No. 150 are effective for (i) instruments entered into or modified after May 31, 2003, and (ii) pre-existing instruments as of July 1, 2003. In November 2003, through the issuance of FSP 150-3, the FASB indefinitely deferred the effective date of certain provisions of SFAS No. 150, including mandatory redeemable instruments as they relate to minority interests in consolidated finite-lived entities. The adoption of SFAS No. 150, as modified by FSP 150-3, did not have a material effect on the company's Consolidated Financial Statements.

NOTE 3.  RESTATEMENT OF 2002 AND 2001 CONSOLIDATED FINANCIAL STATEMENTS

The company made certain the following adjustment and reclassifications to the prior year's financial statements detailed as follows:

   a. Loans payable - related party of $243,479 as of December 31, 2001 was previously recorded as long-term liabilities has been reclassified as current liabilities.

   b. The $1,000,000 valuation of the beneficial conversion feature of the sale of the Series A Preferred Stock in 2001 for $1,000,000 was not previously recorded. The $1,000,000 non-cash deemed dividend has now been recorded and shown as increasing the net loss to common shareholders with no net changes to the equity accounts.

   c. The "Write down of fixed assets" of $250,00O for the year ended December 31, 2001 was reclassified from "Other Income (Expense)" to "Expenses" as an increase to the sub-title "LOSS FROM OPERATIONS".

   d. The "Write down of capitalized development costs" of $534,498 for the year ended December 31, 2001 and cumulatively were reclassified from "Other Income (Expense)" to "Expenses" as an increase to the sub-title "LOSS FROM OPERATIONS".

   e. An allocation of depreciation of computer and other electronic equipment and amortization of capitalization software costs of $561,666 for the years ended December 31, 2001 has been reclassified to "Cost of Sales" based on managements estimate of such costs attributed to the product lines developed from "Selling, general and administrative expenses".

   f. Amortization costs recorded as "Other assets" under investing activities in the consolidated statement of cash flows of $303,090 for the year ended December 31, 2001 and cumulatively were reclassified to Amortization as an "Adjustment to reconcile net loss to net cash used in operating activities".

   g. The write down of the $59,000 Investment in foreignTVJapan.com was reclassified from investing activities to "Impairment of fixed assets / investment in affiliate as an "Adjustment to reconcile net loss to net cash used in operating activities" for the year ended December 31, 2001.

   h. Production expenses of $21,728 for the year ended December 31, 2002, previously reported as a separate line in the consolidated statement of operations under "expenses" have been reclassified to be included in "cost of sales".

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable of $1,266,335 and $0 as of December 31, 2003 and 2002, respectively, relates to Fan Club revenue recorded during the quarter ended December 31, 2003.

The company had the following customers with sales in excess of 10% for the years ended December 31, 2003 and 2002, repectively:

                            2003                2002
                            ----                ----
Cyberbred Co Ltd            44.3%               0.0%
ADPlannet Co Ltd            19.2%               0.0%
Quest Co Ltd                27.3%               0.0%
foreignTVJapan.com           0.0%              56.7%
Windfire International Ltd   0.0%              43.3%

Cyberbred and ADPlannet were Fan Club customers. Quest was an iAccele customer and this business was sold on December 29, 2003.

The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5. PREPAID COSTS

Prepaid costs of $438,142 and $0 as of December 31, 2003 and 2002, respectively, relates to costs incurred by Fan Club for revenue that was deferred as of December 31, 2003.

NOTE 6. OTHER CURRENT ASSETS

Other current assets of $296,163 and $0 as of December 31, 2003 and 2002, respectively, included a receivable from GM2 of $279,356 related to the sale of iAccele on December 29, 2003. This cash was received on January 16, 2004.

NOTE 7. INTANGIBLE ASSETS

Intangible assets of $1,014,685 and $0 as of December 31, 2003 and 2002 respecxtively, consisted of the following:

                                          Amount           Estimated Life
                                       ----------          --------------
Licensing fee ........................ $  933,708              5-years
Other intangible .....................    188,117              5-years
                                       ----------
                                        1,121,825

Less: accumulated amortization .......   (107,140)
                                       ----------
         Intangible assets, net ...... $1,014,685
                                       ==========

Total amortization expense for the year ended December 31, 2003 amounted to $557,885 of which $457,617 related to iAccele intangible assets that were sold on December 29, 2003.

The fair value of the Fan Club intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with the Marvel Enterprises contract.

Management's evaluation of the fair value allocated to the aforementioned Fan Club assets and liabilities acquired did not result in any excess values for goodwill being acquired.

NOTE 8.  EQUIPMENT

The company disposed of its leasehold improvements and equipment due to its relocation to California during 2002. The fixed assets written down represented certain equipment noted above that is no longer being utilized due to the company not developing content. The impairment valuation was determined by management estimating the resale value of the equipment not being utilized. Due to the rapid technological changes in the computer industry most of the equipment not being used has been rendered useless.

NOTE 9.  LOAN TO QUIKCAT AUSTRALIA PTY LTD

During the year ended December 31, 2003, the company made loans to QuikCAT Australia Pty Ltd ("QuikCAT Australia") in the aggregated amount of $74,850. Interest accrues at 3.5% after certain profit targets are achieved. The company acquired 47.5% of QuikCAT Australia in 2003.

NOTE 10. LOAN PAYABLE - RELATED PARTY

Loan payable-related party was $0 and $1,063,857 as of December 31, 2003 and 2002, respectively. The company owed David Badner, a stockholder and a former consultant of the company, $563,857 as of September 25, 2002 pursuant to a convertible promissory note dated May 31, 2002 (the "Convertible Promissory Note"). The company has been informed by Inter Asset Japan that as of September 25, 2002, Inter Asset Japan LBO Fund No. 1 ("IAJ LBO Fund"), a related party, acquired the Convertible Promissory Note from Mr. Badner. The interest rate under the Convertible Promissory Note was 10% per annum.

During the three months ended December 31, 2002, IAJ LBO Fund loaned the company an additional $500,000 under the Convertible Promissory Note, thereby increasing the principal amount to $1,063,857. The proceeds from this additional loan were used for working capital purposes.

The Convertible Promissory Note was convertible into the company's Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of the company's common stock. On June 30, 2003, IAJ LBO Fund converted the principal amount of the Convertible Promissory Note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of the company's Series B convertible preferred stock. The 1,158 shares of Series B Convertible Preferred Stock are convertible into 11,580,000 shares of common stock, subject to approval by the company's shareholders of an amendment to the company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares at the company's forthcoming 2003 annual meeting of its stockholders.

The amount outstanding to IAJ LBO Fund of $1,063,857 at December 31, 2002 was due to a related party shareholder. The beneficial conversion feature of this Series B Shares, pursuant to EITF 98-5 and as amended by EITF 00-27, has a recorded value of $1,063,857, which has been limited to the proceeds of the sale of this preferred pursuant to the EITF 98-5. This beneficial conversion feature was recorded as interest expense in 2002, since such Convertible Promissory Note is convertible immediately by the holder.

NOTE 11. RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN AND CERTAIN RELATIONSHIPS

RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN

Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ)" and together with IAJ LBO Fund, PBAA, and Terra Firma, our "controlling stockholders") collectively hold approximately 82.6% of the common shares of the company. Our controlling stockholders (other than IAJ which was not a stockholder at the time) stated in a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on July 17, 2003, and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of our controlling stockholders.

The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of December 31, 2003, that are relevant for purposes of understanding the related party transactions that have taken place:

Inter Asset Japan LBO No. 1 Fund owns:

                                  foreignTV Japan Co., Ltd.............66.7%
                                  InfoshowerX Co., Ltd.................42.7%
                                  IA Global, Inc.......................38.0%

PBAA Fund Ltd. owns:

                                  IA Global, Inc.......................26.2%

Terra Firma Fund Ltd. owns:

                                  IA Global, Inc.......................15.7%

Inter Asset Japan Co., Ltd. owns:

                                  IA Global, Inc........................2.0%
                                  Cyberbred Co., Ltd...................27.0% (1)

IA Global, Inc. owns:

                                  iAccele Co., Ltd..................... 0.0% (2)
                                  QuikCAT Australia Pty Ltd............47.5%
                                  Fan Club Entertainment Co., Ltd......67.0%

InfoshowerX Co., Ltd. owns:

                                  iAccele Co., Ltd.....................23.1%

Mr. Kazunari Ito (CEO of Fan Club Entertainment Co. Ltd., Cyberbred Co. Ltd, and Cyberholdings Co. Ltd) owns:

                                  Cyber Holdings Co. Ltd..............100.0%
                                  Cyberbred Co. Ltd....................41.9%
                                      (69.0% after September 29, 2003)

Cyber Holdings Co. Ltd. owns:

                                  Fan Club Entertainment Co., Ltd......33.0%

(1) Mr. Kazunari Ito, Chief Executive Officer of Fan Club Entertainment Co., Ltd., Cyberbred Co., Ltd. and Cyberholdings Co. Ltd., repurchased the 27.1% ownership interest in Cyberbred from IAJ on September 29, 2003.

(2) The company sold its 76.9% interest in iAccele Co. Ltd on December 29, 2003.

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

In connection with these transactions, Jonathan Braun, the company's President and Chief Executive Officer at that time, resigned as a director of the company effective September 30, 2002. On October 18, 2002, Mr. Braun resigned as the President and Chief Executive Officer. Mr. Braun's resignation was not the result of any disagreement with the company on any matter relating to the company's operations, policies or practices. Immediately following Mr. Braun's resignation as President and Chief Executive Officer, the board of directors elected Alan Margerison to serve as one of the company's directors and appointed Mr.Margerison to serve as President and Chief Executive Officer.

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

The Convertible Promissory Note was convertible into the company's Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of the company's common stock. On June 30, 2003, IAJ LBO Fund converted the principal amount of the Convertible Promissory Note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of the company's Series B convertible preferred stock. The 1,158 shares of Series B Convertible Preferred Stock are convertible into 11,580,000 shares of common ctock, subject to approval by the company's shareholders of an amendment to the company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares at the company's forthcoming 2003 annual meeting of its stockholders.

Acquisition of iAccele Co Ltd

On February 10, 2003, the company acquired a 76.9% equity interest in iAccele Co Ltd, a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

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

In order to finance this purchase, the company borrowed 100.0 million Japanese Yen from PBAA Fund Ltd., a British Virgin Islands limited liability company. Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control PBAA.

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

The company purchased and subsequently leased 600 computers to an investee of the major shareholder of the company, foreignTV Japan co. Ltd., a Japanese limited liability company ("foreignTV"), IAJ owns approximately 66% of foreignTV Japan. The company previously held a minority ownership in foreignTV, but sold its interest in 2002. IAJ, a principal stockholder of the company, currently owns approximately 66% of the outstanding shares of foreignTV. These computers cost approximately $1,000 per machine or approximately $600,000. The company expects to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases are as follows;

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

On November 17, 2003, the company assigned to IAJ (a) the lease with foreignTV Japan for the 600 personal computers, (b) unpaid invoices totaling 18,947,500 Yen, or approximately $166,000, from foreignTV Japan, (c) and rights to cash received of 3,429,749 Yen, or approximately $31,000, in exchange for (a) cancellation of a 34,000,000 Yen, or approximately $298,000, loan from IAJ and related accrued interest, and (b) 34,000,000 Yen, or approximately $298,000 that was received by the company on December 18, 2003.

On December 2, 2003, the company reached agreement with PBAA to convert approximately $834,000 in outstanding convertible debt plus interest of approximately $33,000 in exchange for our common stock. PBAA, an affiliate of our majority shareholder, plans to convert the remainder of its outstanding debt under a revised agreement from its original contract dated January 31, 2003.

Under the conversion terms, the company plans to issue 3,163,436 shares of common stock to PBAA at a conversion rate of $0.30, representing an approximate 15% discount to the trailing twenty day average closing price of the our common stock ending November 21, 2003, the date PBAA made its investment commitment. As the conversion purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the company's forthcoming 2003 annual meeting of shareholders. The company recorded a deemed dividend of $177,152 in connection with this transaction and a foreign exchange adjustment of approximately $85,000.

On December 29, 2003, the company executed a share purchase agreement to sell our 76.9% interest in iAccele Co. Ltd. ("iAccele"), for approximately $280,000 to GM2 Co. Ltd., a private Japanese corporation ("GM2"). In addition, iAccele had approximately $700,000 of liabilities that had previously been reflected in the consolidated balance sheet of our company. In connection with the sale, we agreed to cancel approximately $300,000 of inter-company debt owed by iAccele to us. The company received the funds from GM2 on January 16, 2004.

IAJ, our majority shareholder, holds a warrant to purchase a 25% equity interest in GM2 and has loaned GM2 approximately $500,000. However, IAJ does not control GM2. The transaction price and terms were established on an arms-length basis and this was the only offer the company received for iAccele.

The company acquired iAccele with the intent to become a wholesale distributor of an Internet acceleration product. However, the company subsequently determined that we would prefer to be a developer and licensor of the core Internet acceleration technology, rather than a wholesale distributor of such products. Therefore, the company sold its interest in iAccele, and have instead been developing our own proprietary Internet accelerator product in conjunction with QuikCAT.com, Inc. ("QuikCAT"), an Ohio based private company, that was the core technology provider to iAccele. The company has licensed the core technology from QuikCAT and have also developed a user interface for this Internet acceleration product, which the company believes will enhance the commercial reception of the product.

$2.0M Financing

On June 30, 2003, the company agreed to sell to PBAA, 13,333,333 shares of common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of our common stock ending June 15, 2003, the date PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, the company's stockholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the company's forthcoming 2003 annual meeting of its stockholders. The company recorded a deemed dividend of $693,333 in connection with this transaction.

Acquisition of Fan Club Entertainment Co, Ltd

On August 5, 2003, the company executed a Share Purchase Agreement to acquire from Cyber Holdings Co Ltd ("Cyber Holdings") a 67% equity interest in Fan Club Co Ltd (`Fan Club"), a privately-held Japanese company. Fan Club will provide advertising, merchandising, publishing, website and data management services to Cyberbred Co Ltd, ("Cyberbred"). The purchase price for the company's equity interest in Fan Club is 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of the company's common stock issued at $0.472 per share, which is the average closing price for the five days prior to closing.

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

The Share Purchase Agreement provides that the company will receive 67% equity interest or 268,000 shares in Fan Club. Cyber Holdings, which already held 20,000 shares in Fan Club, following the share purchase would have a 33% equity interest in Fan Club by paying 56 million Japanese Yen to Fan Club for an additional 112,000 shares. Cyber Holdings' obligation was not paid as of December 31, 2003. A receivable was not booked due to the lack of certainty over the receipt of the funds as of December 31, 2003.

On February 5, 2004, the company executed a Share Purchase Agreement to sell 75,040 shares of Fan Club for approximately $354,000 in cash to Cyber Holdings. Upon completion of this sale, we owned a 67% interest in Fan Club and Cyber Holdings owned the remaining 33%. The sale of shares on February 5, 2004, was conducted to maintain the initially agreed balance of share holdings between the two companies at 67% and 33% respectively.

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

There was no prior material relationship between the company (and any of its affiliates) and Fan Club. However, an affiliate of IAJ LBO Fund, the company's largest stockholder, owned approximately 27% of the equity in Cyberbred. This interest was sold to Mr. Ito on September 29, 2003.

The company currently is not a party to the agreement between Cyberbred and Marvel. However, this contract is material to the company since the company would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel. The company cannot make any assurances about the relationship between Cyberbred and Marvel.

The results of operations of Fan Club are included in the Consolidated Statements of Operations for the period August 5, 2003 to December 31, 2003.

The pro-forma financial data on the iAccele and Fan Club acquisitions are included in this section below:

                                                         Pre-Acquisition          Pre-Acquisition
                                     As Reported,      Operations of iAccele  Operations of Fan Club     Pro-Forma
                                      Year Ended          January 1, 2003          March 1, 2003         Year Ended
                                   December 31, 2003    To February 9, 2003      To August 4, 2003    December 31, 2003
                                   -----------------   ---------------------   ---------------------  -----------------
Revenues .......................      $ 1,144,654           $   4,308                $      -             $ 1,148,962

Loss before extraordinary items        (2,147,788)           (226,376)                (54,081)             (2,428,245)

Net loss .......................       (3,124,940)           (226,376)                (54,081)             (3,405,397)

Loss per common share ..........      $     (0.05)                                                        $     (0.05)

There are no material, nonrecurring items included in the reported the pro-forma results.

$500,000 Financing

On November 11, 2003, the company agreed to sell to IAJ, 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $500,000, representing an approximate 17% discount to the trailing five-day average closing price of our common stock ending November 6, 2003, the date IAJ made its investment commitment. The company recorded a deemed dividend of $106,667 in connection with this transaction.

$400,000 Financing

On December 29, 2003, the company agreed to sell to PBAA, a related party, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

RELATIONSHIP WITH DAVID BADNER

The company owed David Badner, a stockholder and a former consultant of our company, $563,857 as of September 25, 2002 pursuant to a convertible promissory note dated May 31, 2002 (the "Convertible Promissory Note"). The interest rate under the Convertible Promissory Note was 10% per annum. The Convertible Promissory Note was convertible into our Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of our common stock. The Series B convertible preferred stock has no voting rights except as may be required by law, provides for the payment of dividends only when and if dividends are declared and paid on shares of our common stock and then in a like amount, provides for a liquidation preference of $1,000 per share and is not redeemable by the company.

The company has been informed by IAJ that as of September 25, 2002, IAJ LBO Fund, our largest stockholder, acquired the Convertible Promissory Note from Mr. Badner for $563,857. On June 30, 2003, IAJ LBO Fund converted the principal amount of the Convertible Promissory Note that had previously be held by Mr. Badner into shares of our Series B convertible preferred stock.

In addition to the financing efforts of Mr. Badner discussed above, Mr. Badner assisted the company in identifying inefficiencies in our operations and in reducing or eliminating redundant overhead and unnecessary expenses. During the year ended December 31, 2001, Mr. Badner also assisted us in negotiating the reduction of our accounts payable to various unaffiliated third parties, with resultant savings to us of approximately $500,000. J.N. Savasta Corp., an insurance brokerage owned by Mr. Badner and Mr. Savasta, also paid approximately $75,000 of our insurance premiums and replaced several of our insurance policies in effect at various times during that year with comparable coverages at substantially lower rates, with resultant savings to us in excess of $135,000 over an 18-month period. For these and other services rendered on our behalf during the year ended December 31, 2001, as well as in the immediately preceding year, and in recognition of the fact that Mr. Badner had essentially acted as our lender of last resort when we had exhausted all other possibilities for short-term financing, the company issued to Mr. Badner and to companies controlled by him 13,411,650 shares of our common stock.

In addition, pursuant to a consulting services agreement effective December 1, 2001, Mr. Badner provided consulting services to us at a fixed monthly rate of $15,000, plus reimbursement for the actual cost of all reasonable expenses of travel and entertainment, promotional activities and other expenses incurred on behalf of the company and our subsidiaries and our affiliates in connection with the performance of Mr. Badner's services under the agreement. The company and Mr. Badner terminated this agreement as of September 25, 2002. Mr. Badner generally released the company and IAJ and its affiliates from all liabilities, and the company and Mr. Badner agreed to cooperate with each other in regard to maintaining our AMEX listing and in the development of our business and enhancement of the value of our company. In consideration of such cooperation and release and in full satisfaction of our obligations to Mr. Badner under the consulting agreement, the company agreed to issue to Mr. Badner 2,000,000 shares of our common stock and agreed to effectuate a registration of such shares with the SEC.

CORPORATE APARTMENT

In February 2001, the company leased a corporate apartment in Miami, Florida for the use of Jonathan Braun, our President and Chief Executive Officer at the time, and David Badner. These individuals used the apartment while in the process of relocating our executive offices to Miami. The monthly rental expense was approximately $3,800. The corporate apartment was justified as being more cost effective than hotel expense for those two individuals while in Miami on business for the company. In mid-2001, David Badner began paying for two-thirds of the monthly rental expense and using the apartment for his personal use in such promotion. Mr. Badner began paying 100% of the monthly rental expense in April, 2002.

NOTE 12. EQUITY TRANSACTIONS

In April and May 1999 the company sold 1,678,433 shares of common stock pursuant to an initial public offering registration at $6.00 per unit. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $9.00. There are 1,678,433 of such warrants outstanding as of December 31, 2000 and 1999. The warrants will be exercisable at any time, until they expire three years after the effective date of the Proposed Offering. The warrants may be redeemed by the company, in whole or in part, at any time upon at least 30 days prior written notice to the registered holders, at a price of $.05 per warrant, provided that the closing bid price of the common ctock was at least $12.00 for the 20 consecutive trading days ending on the third business day preceding the date of the company's giving of notice of redemption to the warrant holders, and provided there is then a current registration statement in effect for the shares underlying the warrants. On March 31, 2003, we announced that the expiration date of the warrants was extended to April 12, 2004 and the exercise price of the warrants was reduced to $3.50 per share. On March 26, 2004, we announced that the warrants would expire April 12, 2004.

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

On October 30, 2001, the company sold 1,000 shares of Series A Convertible Preferred Stock to an institutional investor for $1,000,000. Each share of Series A Convertible Preferred Stock is convertible at any time or from time to time into 20,000 shares of common stock, or an aggregate of 20,000,000 shares of common stock if all of the Series A Convertible Preferred Stock is converted. The beneficial conversion feature of this preferred stock, pursuant to EITF 98-5 and as amended by EITF 00-27, has a recorded value of $1,000,000, which has been limited to the proceeds of the sale of this preferred pursuant to the EITF 98-5. This beneficial conversion feature was recorded as a non-cash deemed dividend during 2001, resulting in an increase in the loss applicable to common shareholders. The paid in capital accounts as result of this adjustment was to record the value of the beneficial conversion feature to paid in capital by increasing such account by $1,000,000 and increasing paid in capital for the deemed dividend of $1,000,000.

On September 30, 2002, the company converted its 1,000 of preferred shares into 20,000,000 shares of common stock. Also 2,125,000 shares were issued for services at $0.08 per share.

A director and shareholder contributed $64,719 of indebtedness owed to the company to capital as of September 30, 2002.

The beneficial conversion rights for the loan from Inter Asset Japan LBO Fund of $1,063,857 was recorded at $277,311 as a contribution to capital and the related amortization recorded as interest expense over twelve months.

On February 3, 2003, the company entered into an employment agreement with Alan Margerison to serve, for a term of three years, as our President and Chief Executive Officer at an annual base salary of $60,000 and eligibility to receive compensation, including options, at the discretion of our compensation committee. Mr. Margerison currently spends approximately 30 hours per week on company matters.

On February 3, 2003, the company entered into an employment agreement with Satoru Hirai to serve, for a term of three years, as our Chief Operating Officer and Chief Financial Officer at an annual base salary of $91,200 and eligibility to receive compensation, including options, at the discretion of our compensation committee. This agreement was amended on May 21, 2003 and the annual base salary was increased to $120,000. Mr. Hirai currently spends approximately 30 hours per week on company matters. Mr. Hirai resigned effective March 31, 2004.

These employment agreements also contain provisions for confidentiality for the term of each agreement and thereafter. Each employment agreement also provides for a severance payment in the amount of 25% of the executive's annual base salary in the event that the employee is terminated by the company without cause.

On February 5, 2003, the company granted 1,500,000 incentive stock options at $0.08 per share to two executives of the company, exercisable immediately, and which expire on February 5, 2013.

In April 2003, the board of directors voted to amend the conversion price for the 1,678,433 warrants outstanding from our public offering from an exercise price of $9.00 per share to an exercise price of $3.50 per share. On March 26, 2004, the company announced that the warrants would expire April 12, 2004.

On June 15, 2003, the board of directors, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, approved an increase in the number of shares available for issuance under the 1999 and 2000 stock options plans from 1,500,000 to 11,500,000 shares.

On June 15, 2003, the company granted 4,975,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest over three years. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned The 4,500,000 stock options issued to the officers and directors expire on June 15, 2013.

On June 30, 2003, the company agreed to sell to PBAA Fund Ltd ("PBAA"), an affiliate of our major shareholder, 13,333,333 shares of our common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of our common stock ending June 15, 2003, the date PBAA made its investment commitment. As PBAA's purchase price per share was at a discount to market, our stockholders will be asked to ratify and approve this transaction at our forthcoming 2003 annual meeting of stockholders, as required by the applicable rules of the American Stock Exchange. The company recorded a deemed dividend of $693,333 in connection with this transaction.

On June 30, 2003, Inter Asset Japan LBO Fund, an affiliate of our major shareholder, converted the principal amount of a convertible promissory note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of our Series B convertible preferred stock. The 1,158 shares of Series B Convertible Preferred Stock are convertible into 11,580,000 shares of common stock, subject to the approval by our shareholders of an amendment to our Certificate of Incorporation increasing our authorized common stock to at least 100,000,000 shares.

On August 5, 2003, the company committed to issue 350,000 shares of our common stock at $.472 per share in conjunction with the acquisition of Fan Club Entertainment Co. Ltd. which is the average closing price for the five days prior to closing of the acquisition of Fan Club.

On November 11, 2003, the company agreed to sell to Inter Asset Japan Co Ltd, an affiliate of our major shareholder, 1,666,666 shares of our common stock at an average price of $0.30 per share, for a total of $500,000, representing an approximate 17% discount to the trailing five-day average closing price of our common stock ending November 6, 2003, the date IAJ made its investment commitment. The company recorded a deemed dividend of $106,667 in connection with this transaction.

On November 11, 2003, the board of directors, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, approved an increase in the number of shares available for grant under the 1999 and 2000 stock options plans from 11,500,000 to 12,000,000 shares.

On December 2, 2003, the company reached agreement with PBAA to convert approximately $834,000 in outstanding convertible debt plus interest of approximately $33,000 into our common stock. PBAA, an affiliate of our majority shareholder, plans to convert the remainder of its outstanding debt under a revised agreement from its original contract dated January 31, 2003.

Under the conversion terms, we plan to issue 3,163,436 shares of common stock to PBAA at a conversion rate of $0.30, representing an approximate 15% discount to the trailing twenty day average closing price of the our common stock ending November 21, 2003, the date PBAA made its investment commitment. As the conversion purchase price per share was at a discount to market, our shareholders will be asked to ratify and approve this transaction, as required by the applicable rules of the American Stock Exchange at the company's forthcoming 2003 annual meeting of shareholders. The company recorded a deemed dividend of $177,152 in connection with this transaction and a foreign exchange adjustment of approximately $85,000.

On December 29, 2003, the company agreed to sell to PBAA, an affiliate of our majority shareholder, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of the company's common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

On December 31, 2003, the company issued 250,000 shares of common stock for settlement of accounts payable at a price of $.32 per share.

On January 12, 2004, the company granted 400,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to an executive of the company. These options vest over three years and expire on January 12, 2014.

On February 25, 2004, the company granted 1,000,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to employees of Fan Club. These options vest over three years and expire on February 25, 2014.

On March 18, 2004, the company purchased 150 Rex Tokyo Co Ltd shares from Mr. Ejima, the CEO of Rex Tokyo, as part of the acquisition of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share, which is the average closing price for the five days prior to closing.

On March 21, 2004, the company announced that PBAA, an affiliate of the company's majority shareholder, has invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued a $1.5 million convertible note, convertible into approximately 5 million shares of our common stock, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of the company's common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion of this note is subject to approval by its shareholders of an amendment to our Certificate of Incorporation increasing its authorized common stock to at least 150,000,000 shares.

On March 18, 2004, the company granted 1,500,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to employees of Rex Tokyo. These options vest over three years and expire on March 22, 2014.

The company's stockholders will be requested to approve an amendment to our certificate of incorporation to increase the number of shares of common stock which we shall be authorized to issue from 75,000,000 to 150,000,000 at the company's forthcoming 2003 annual meeting of its stockholders.

NOTE 13. STOCK OPTION PLAN

The company has two incentive stock option plans, which are authorized to issue up to 500,000 and 1,000,000 shares of common stock, respectively, subject to approval by the stockholders.

On February 5, 2003, the company granted 1,500,000 incentive stock options at $.08 per Share to two executives of the company, exercisable immediately and which expire on February 5, 2013.

On June 15, 2003, the board of directors, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, approved an increase in the number of shares available for grant under the 1999 and 2000 stock options plans from 1,500,000 to 11,500,000 shares.

On June 15, 2003, the company granted 4,975,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest over three years. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned. These 4,500,000 stock options expire on June 15, 2013.

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

Stock option activity for the year ended December 31, 2003, 2000 and 2001 is summarized as follows:

Employee Stock Option Plan:
                                                        Weighted Average
                                          Shares (1)(2)  Exercise Price
                                          ------------- ----------------
         Outstanding at December 31, 2000   2,234,500        $ 6.29
            Granted .....................           -             -
            Exercised ...................           -             -
            Expired or cancelled ........  (1,224,500)        (5.55)
                                           ----------        ------
         Outstanding at December 31, 2001   1,010,000          7.18
            Granted .....................           -             -
            Exercised ...................           -             -
            Expired or cancelled ........  (1,010,000)        (7.18)
                                           ----------        ------
         Outstanding at December 31, 2002           -             -
            Granted .....................           -             -
            Exercised ...................           -             -
            Expired or cancelled ........           -             -
                                           ----------        ------
         Outstanding at December 31, 2003           -        $    -
                                           ==========        ======

Non - Employee Stock Option Plan:
                                                        Weighted Average
                                             Shares      Exercise Price
                                             ------     ----------------
         Outstanding at December 31, 2000   2,550,000        $ 5.70
            Granted                                 -             -
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2001   2,550,000          5.70
            Granted                                 -             -
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2002   2,550,000          5.70
            Granted                                 -             -
            Exercised                               -             -
            Expired or cancelled                    -             -
                                           ----------        ------
         Outstanding at December 31, 2003   2,550,000        $ 5.70
                                           ==========        ======

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2003, 2002 and 2001:

                                                          Weighted    Weighted
                                                          Average     Average
                                                          Exercise    Fair
                                           Shares (1)(2)  Price       Value
                                           -------------  --------    --------
Year ended December 31, 2001:
   Exercise price exceeds market price ....          -     $    -      $    -
   Exercise price equals market price .....          -          -           -
   Exercise price is less that market price          -          -           -

Year ended December 31, 2002:
   Exercise price exceeds market price ....          -     $    -      $    -
   Exercise price equals market price .....          -          -           -
   Exercise price is less that market price          -          -           -

Year ended December 31, 2003:
   Exercise price exceeds market price ....          -     $    -      $    -
   Exercise price equals market price .....          -          -           -
   Exercise price is less that market price          -          -           -

The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

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

(1) Does not reflect the grant of options to purchase 7,000,000 shares of common stock, at an average exercise price of $.19, which grant is subject to stockholder approval of the amendment to the 1999 and 2000 Plans.

(2) Does not give effect to the amendment of the 1999 and 2000 Plans pursuant to which the number of shares authorized will be increased from 1,500,000 to 12,000,000, subject to stockholder approval of the amendment to the 1999 and 2000 Plans.

As discussed in Note 2, for disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions outlined in Note 2.

If the company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the company's pro-forma net loss and loss per share for the years ended December 31, 2003, 2002 and 2001, would have been approximately, ($3,351,971) and ($.06), ($1,492,707) and $(.04) ($7,726,394) and $(.42), respectively.

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

NOTE 14. THIRD PARTY LICENSES AND AGREEMENTS

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

The company relies on certain agreements and technologies we license from third parties to operate our business. The company been developing our own proprietary Internet accelerator product in conjunction with QuikCAT Technologies, Inc. ("QuikCAT") an Ohio based private company. Development of the interface for this product was outsourced, with the core patent based technology being licensed from QuikCAT.

The company owns the client interface software that was developed to work with the iNet Client software, and receive a 5% royalty from QuikCAT Australia on their net profits from the sales of their services that incorporate the client interface. The company has no other contracts or agreements with other companies at this time for the client interface software. The Internet acceleration service is software based and uses a combination of highly advanced and proven compression and caching technologies to increase substantially the speed of delivery of Internet and email data to the end-user. The company believes that its client interface software substantially enhances the core technology licensed to us by QuikCAT and is critical to the commercial development and acceptance of the service.

The company was granted an exclusive Reseller License Agreement by QuikCAT for the iNet Client Software on October 6, 2003 for the territories of Australia, New Zealand and Japan. This license was approved by the United States Bankruptcy Court, Northern District of Ohio on December 15, 2003. The cost of the license was $110,000, of which $10,000 was paid on September 3, 2003 and the balance was paid on January 15, 2004. The license term is for three years, with one year annual automatic renewals if the product is commercially deployed. The license requires a 5% royalty on net revenues, which is to be paid monthly, and a 10% net interest in the profits of QuikCAT Australia, which is to be paid every six months. The license can be terminated under certain conditions.

On June 4, 2003, Cyberbred signed a five year agreement with Marvel to manage their fan club in Japan. On July 28, 2003, Fan Club signed a Subcontract Agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel.

Under the July 28, 2003 agreement, Cyberbred will make "best efforts" to transfer the rights under their agreement with Marvel, directly to Fan Club Entertainment. At this time, this transfer has not taken place.

On July 28, 2003, Fan Club signed a Subcontract Agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel that is discussed above. This Subcontract Agreement expires May 31, 2008, and is cancelable under certain conditions. Under the July 28, 2003 agreement, Cyberbred will make "best efforts" to transfer the rights under their agreement with Marvel, directly to Fan Club Entertainment. At this time, this transfer has not taken place.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

In 2002, the company relocated its corporate offices to California. On December 1, 2002, the company entered into new lease agreement. The company pays approximately $1,000 per month in rent for our executive offices. The lease for our executive offices may be cancelled on thirty days prior notice. As of October 1, 2003, Fan Club Entertainment Co. Ltd. leased offices from Cyberbred Co. Ltd, an affiliated company, for approximately $2,000 per month. The term of the lease began October 1, 2003 and continues through September 30, 2005, but may be cancelled on six months prior notice.

Rent expense for the year ended December 31, 2002, 2001, and 2000 was $73,576, $129,451 and $157,688, respectively.

As previously disclosed, on September 26, 2003, Andzej Krakowski, a former employee of foreignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement with foreignTV.com, (iii) the issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. On January 10, 2004, the United States District Court for the Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski. On February 9, 2004, Mr. Krakowski filed for arbitration with the American Arbitration Association in East Providence, Rhode Island.

The company is a successor corporation to foreignTV.com, Inc. and Medium4.com, Inc. ("Medium"). As part of the September 25, 2002 Agreement and Assignment between Medium, IAJ and David Badner, a major stockholder and former consultant to us, Mr. Badner has agreed to indemnify and hold the company harmless against any expenses, obligations and liabilities related to any breach of the representations and warranties made to us in those agreements, and any creditor claims arising from those agreements which facilitated our financial restructuring.

While there can be no guarantee that we will be successful in resolving this claim with Mr. Krakowski, the company believes that we are appropriately indemnified by Mr. Badner for Mr. Krakowski's claims.

The company believes there are no other pending legal proceedings that, if adversely determined, would have a material adverse effect on our business or financial condition.

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

At the beginning of 2003, the company revised its business plan to expand into other areas of media entertainment and technology. We have shifted the revenue model from broadband entertainment channels and revenues derived predominantly from licensing, to a renewed focus on developing media technology products, services and licensing revenues. To this end, we may develop such media entertainment and technology products and services internally, or acquire them from other parties.

We are organized by company. Each company reports to the CEO and he has been identified as the Chief Operating Decision Maker ("CODM") as defined by SFAS 131 "Disclosures About Segments of an Enterprise and Related Information". The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

The following companies are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, (ii) iAccele Co Ltd, a Japanese company engaged in the business of providing Internet data transmission acceleration service, (iii) Fan Club Entertainment Co Ltd., a Japanese company which provides advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., and (iv) QuikCAT Australia Pty Ltd, an Australian company engaged in the business of providing Internet data transmission acceleration service to the Australia and New Zealand markets.

The following table presents revenues, operating income (loss) and total assets by company for the years ended December 31, 2003 and 2002:

                                                                         Fan Club           QuikCat
Company                         IA Global, Inc.    iAccele Co Ltd    Entertain. Co Ltd  Australia Pty Ltd      Total
                                ---------------    --------------    -----------------  -----------------   -----------
Year Ended:
   December 31, 2003
   Revenue ................       $         -        $   401,000        $   744,000       $         -       $ 1,145,000

   Operating income (loss)           (959,000)        (1,472,000)            64,000                 -        (2,367,000)

   Total assets ...........         1,069,000            279,000          2,794,000            75,000         4,217,000

   December 31, 2002
   Revenue ................       $   406,000        $         -        $         -       $         -       $   406,000

   Operating loss .........          (619,000)                 -                  -                 -          (619,000)

   Total assets ...........           451,000                  -                  -                 -           451,000

Geographic Region              U.S.         Japan       Australia      Total
                           -----------   -----------   -----------  -----------
Year Ended:
   December 31, 2003
   Revenue ..............  $         -   $ 1,145,000   $         -  $ 1,145,000

   Operating loss .......     (959,000)   (1,408,000)            -   (2,367,000)

   Total assets .........    1,069,000     3,073,000        75,000    4,217,000

   December 31, 2002
   Revenue ..............  $   406,000   $         -   $         -  $   406,000

   Operating loss .......     (619,000)            -             -     (619,000)

   Total assets .........      451,000             -             -      451,000

The following reconciles operating loss to net loss before income taxes:

                                                            Year Ended
                                                           December 31,
                                                 ------------------------------
                                                     2003               2002
                                                 -----------        -----------
Operating loss ...........................       $(2,367,000)       $  (619,000)

Other income (expense) ...................           256,000           (874,000)
                                                 -----------        -----------

Loss  before minority
  interests and income taxes .............        (2,111,000)        (1,493,000)

Minority interests .......................            22,000                  -
                                                 -----------        -----------

Loss before income taxes .................       $(2,133,000)       $(1,493,000)
                                                 ===========        ===========

NOTE 17. SUBSEQUENT EVENTS

The company received $280,000 from the sale of iAccele on January 16, 2004, $400,000 from a subscription agreement from an affiliated party on January 12, 2004, $354,000 from the sale of our Fan Club shares on February 10, 2004 and $1,500,000 from a convertible note from an affiliated party on March 17, 2004.

On January 12, 2004, the company granted 400,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to an executive of the company. These options vest over three years and they expire January 12, 2014.

On January 12, 2004, the company entered into an employment agreement with Mark Scott to serve, for a term of two years, as our Chief Financial Officer at an annual rate of $150,000 Mr. Scott is eligible to receive compensation, including options, bonuses and benefits, at the discretion of our compensation committee. Mr. Scott works full time for the company. This employment agreement also contain provisions for confidentiality for the term of the agreement and thereafter. The employment agreement also provides for a severance payment in the amount of 20% of the executive's annual base salary in the event that the employee is terminated by us without cause.

The company paid $100,000 on January 15 2004 for the final payment on its exclusive Reseller License Agreement with QuikCAT for the iNet Client Software on October 6, 2003 for the territories of Australia, New Zealand and Japan.

On February 5, 2004, the company executed a share purchase agreement to sell 75,040 shares of Fan Club for approximately $354,000 in cash to Cyber Holdings. Upon completion of this sale, the company owned a 67% interest in Fan Club and Cyber Holdings owned the remaining 33%. The sale of shares on February 5, 2004, was conducted to maintain the initially agreed balance of share holdings between the two companies at 67% and 33% respectively.

The company provided an additional $25,000 loan on February 13, 2004 under the terms of the Redeemable Notes dated February 13, 2004 and the Business Development Loan and Venture Agreement dated August 18, 2003.

On February 25, 2004, the company granted 1,000,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to employees of Fan Club. These options vest over three years and they expire February 25, 2014.

As part of the company's strategy to develop our Internet data acceleration products, on February 5, 2004, we entered into an agreement with QuikCAT to acquire substantially all of its assets of QuikCAT for $700,000, plus the assumption of certain contracts, agreements and liabilities. QuikCAT has filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio, and therefore, our acquisition is subject to approval by the Bankruptcy Court. Notwithstanding our signed purchase agreement, there can be no assurance that the Bankruptcy Court will approve the company's bid or that the Bankruptcy Court will not award the assets to another bidder.

In addition, the company is in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc. ("ICG"), to acquire certain assets of ICG that are related to the technology that we intend to acquire from QuikCAT. As part of these discussions, on February 5, 2004, the company agreed to loan ICG up to $150,000 secured by source code for the Miliki SuperCompressor, which is a software product that compresses electronic documents and images and allows a user to email large files much faster and to save these files using much less storage space. The company has advanced $100,000 to ICG under this loan agreement. The note is due May 5, 2004 and accrues interest at 4% annually. Completion of the ICG and QuikCAT asset acquisitions are subject to further approvals, including approval of the Bankruptcy Court in the case of QuikCAT, and there is no assurance that these transactions will be closed.

On March 31, 2004, QuikCAT Australia was recapitalized by a subscription for common shares totaling $100,000, with our contribution being $50,000. After this recapitalization, our ownership percentage increased to 47.54%.

QuikCAT Australia launched the product in Australia and New Zealand in March, 2004. Their product website is http://www.quikcat.au.com.

On March 18, 2004, the company executed Share Purchase Agreements and a Stockholders Agreement with Rex Tokyo Co. Ltd. ("Rex Tokyo") and their management, and we acquired a 60.5% ownership in Rex Tokyo. The company purchased 1,000 shares of Rex Tokyo stock for 100 million Yen or approximately $942,000 based on the Japanese Yen/US dollar exchange rate on March 25, 2004. In addition, the company purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share, which is the average closing price for the five days prior to closing. The Stockholders Agreement place restrictions on the sale of Rex Tokyo stock in the future, requires existing management to operate the business and place conditions on the board of director composition. This agreement can be terminated under certain conditions.

On March 21, 2004, the company announced that PBAA, an affiliate of the company's majority shareholder, has invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued at $1.5 million convertible note, that is convertible into approximately 5 million shares of our common stock representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. This subject to approval by our shareholders of an amendment to our Certificate of Incorporation increasing its authorized common stock to at least 150,000,000 shares.

On March 18, 2004, the company granted 1,500,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, at an exercise price of $.30 per share to employees of Rex Tokyo. These options vest over three years and they expire March 22, 2014.

On March 26, 2004, the company announced that the warrants would expire April 12, 2004.

The company's stockholders will be requested to approve an amendment to Article Four of our certificate of incorporation to increase the number of shares of common stock which the company shall be authorized to issue from 75,000,000 to 150,000,000 at the company's forthcoming 2003 annual meeting of its stockholders.

NOTE 18. RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements in order to conform with the 2003 presentation.

NOTE 19. INVESTMENT IN FOREIGNTVJAPAN.COM

The company acquired a 10% ownership interest on January 8, 2000 for $159,000 when we signed a Local Affiliate Agreement ("Agreement") with foreignTVJapan.com. This company was formed to develop associations with foreign entities with such foreign entities paying us for the use of one our domain names, a link to our website and the use of some content on our website. The agreement had a ten year term.

In July 2000, the company entered into an amended agreement with foreignTVJapan.com, which addressed their needs for additional content for their channel. Under the amended agreement, foreignTVJapan.com agreed to double the affiliate license fees payable under the original agreement, from $10,000 month to $20,000 per month and to prepay $300,000 of this increased licensing fees in a single lump sum. The company received the $300,000 lump sum payment in September 2000. Junichi Watanabe, one of our directors, had the right to attend the meetings of the board of directors of foreignTVJapan.com. The company did not exercise significant influence over the operating or financial policies of this entity. A portion of such investment was believed to be unrecoverable by management and was written down in 2001 by $59,000. The remaining recorded value of such ownership in foreignTVJapan.com of $100,000 was repurchased by them on September 25, 2002 for 100,000.

In May-December 2002, IAJ LBO Fund acquired a 66.7% ownership interest in foreignTVJapan Co Ltd.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IA GLOBAL, INC.


Date: March 30, 2004                    By: /s/ Alan Margerison
                                            -------------------
                                            Alan Margerison
                                            President, Chief Executive Officer
                                            and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                              TITLE                         DATE
----------                              -----                         ----

/s/ Alan Margerison           President, Chief Executive         March 30, 2004
-----------------------       Officer and Director
Alan Margerison               (Principal Executive Officer)

/s/ Mark Scott                Director, Secretary and
-----------------------       Chief Financial Officer            March 30, 2004
Mark Scott                    (Principal Financial Officer and
                              Principal Accounting Officer)

/s/ Satoru Hirai              Director                           March 30, 2004
-----------------------
Satoru Hirai

/s/ Raymond Christinson       Director                           March 30, 2004
-----------------------
Raymond Christinson

/s/ Masazumi Ishii            Director                           March 30, 2004
-----------------------
Masazumi Ishii

/s/ Hiroshi Kubori            Director                           March 30, 2004
-----------------------
Hiroshi Kubori

/s/ Jun Kumamoto              Director                           March 30, 2004
-----------------------
Jun Kumamoto

                              Director                           March 30, 2004
-----------------------
Chinin Tana