Form 10-K/A
period 2002-12-31
IA GLOBAL INC
filed 2004-04-15
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 2

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

Item 4.  Submission of Matters to a Vote of Security Holders ................10


                                     PART II

Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters ........................................11

Item 6.  Selected Financial Data ............................................12

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................13

Item 7A. Quantitative and Qualitative Disclosures about Market Risk .........27

Item 8.  Financial Statements and Supplementary Data ........................27


                                    PART III

Item 10. Directors and Executive Officers of the Registrant .................28

Item 11. Executive Compensation .............................................29

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters .....................31

Item 13. Certain Relationships and Related Transactions .....................32

Item 14. Controls and Procedures ............................................37


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

INTERNET ACCELERATION PRODUCTS

         On February 10, 2003, we acquired a 76.9% equity interest in iAccele Co. Ltd. ("iAccele'), a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration product that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

         We acquired iAccele with the intent to become a wholesale distributor of an Internet acceleration product to value added resellers in Japan. Its main product offering is named after the company, iAccele. This service allows narrow band users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. This speeds up web browsing and network services and accelerates email services. There is no need for the user to change his provider network connection. The iAccele product is based on a repeat subscriber business model. The subscriber to the service signs up for a 3 month or 1 year license, which provides them with a copy of the iAccele software and full access to the acceleration server.

DISTRIBUTION

         We are currently having discussions with other companies in the United States, Japan and other countries in Asia for the licensing of the iAccele software. These discussions have not resulted in any definitive agreement and we can provide no assurance that we will be able to enter into an agreement.

         iAccele software is currently marketed through software distributors, including retail stores, and through the Internet in Japan.

COMPETITION

     CONTENT STRATEGY

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

     INTERNET ACCELERATON PRODUCTS

         The market for our Internet acceleration products is competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and changing industry standards.

         We believe that the principal factors on which iAccele will compete include:

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

         The market for data acceleration products is still at an early stage. We anticipate that the consumer will become better educated as to the merits of data acceleration over time. Currently, many consumers are unaware as to the differences between the various Internet connection services provided. It may appear to consumers as if our product is in competition with other vendors, when in fact the two products may be complimentary. This perceived competition may limit our ability to make sales.

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

         We assumed a license agreement for the non-exclusive use of certain internet acceleration technology from InfoshowerX as part of the iAccele acquisition. This technology forms the basis of our only product offering, and was originally licensed by InfoshowerX in July 2002. The license agreement is renewable annually and requires fixed royalties in the amount of approximately $13 per twelve month license sold during the period. We pay the royalties within twenty days after the Company has collected from its customers.

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

RECENT SALES OF UNREGISTERED SECURITIES

         As of September 16, 2002, we issued an aggregate of 125,000 shares of our common stock to Advanced Multimedia Group. They provided knowledge, contacts and potential acquisition targets in Latin America and Asia to assist in the development of the content business. Such shares were recorded at a value of $10,000, or $0.08 per share. The common stock was not registered under the Securities Act of 1933 because such shares were offered and sold in a transaction not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2).

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $12.4 million as of December 31, 2002, with approximately
$8.8 million raised in the initial public offering, $3.5 million raised in private placements and $.1 million raised from a capital contribution.
In addition, we have issued equity for non-cash items totaling $7.4 million, including $6.4 million issued for services and $1.0 million related to a beneficial conversion feature. Additional funding was obtained in the form of loans from related parties, of which approximately $1.1 million was outstanding at December 31, 2002.

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


                                        IA GLOBAL, INC.


Date: April 14, 2004                    By: /s/ Alan Margerison
                                            -------------------
                                            Alan Margerison
                                            President, Chief Executive Officer
                                            and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

 SIGNATURES                              TITLE                         DATE
 ----------                              -----                         ----

 /s/ Alan Margerison           President, Chief Executive        April 14, 2004
 -----------------------       Officer and Director
 Alan Margerison               (Principal Executive Officer)


 /s/ Mark Scott                Chief Financial Officer,          April 14, 2004
 -----------------------       Secretary and Director
 Mark Scott                    (Principal Financial Officer and
                               Principal Accounting Officer)


 /s/ Raymond Christinson       Director                          April 13, 2004
 -----------------------
 Raymond Christinson


 /s/ Jun Kumamoto              Director                          April 14, 2004
 -----------------------
 Jun Kumamoto


 /s/ Eric La Cara              Director                          April 14, 2004
 -----------------------
 Eric La Cara