Form 10-Q/A
period 2003-03-31
IA GLOBAL INC
filed 2004-04-15
CIK 1077634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2


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

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                               For the Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                  2003            2002
                                              -----------     -----------
         Net loss available to common
         shareholders, as reported .......    $  (718,789)    $  (169,636)
         Deduct: Stock-based compensation,
         net of tax ......................       (104,372)              -
                                              -----------     -----------
         Net loss available to common
         shareholders, pro-forma .........      $(823,161)    $  (169,636)
                                              ===========     ===========
         Basic earnings per share:
                  As reported - ..........    $      (.01)    $      (.01)
                  Pro-forma - ............    $      (.02)    $      (.01)

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

5. INTANGIBLE ASSETS

Intangible assets include the following as of March 31, 2003:

      o Software development costs, net of accumulated amortization, of $136,619.

      o Intellectual property of $1,034,092, net of accumulated amortization of $85,000. The intellectual property resulted from management's estimate of the fair value of such intellectual property after allocating costs to the tangible assets and liabilities acquired from the company acquiring a 76.9% equity interest in a privately held Japanese corporation, iAccele. iAccele is engaged in the business of providing an internet data transmission acceleration service that target narrowband users. The company financed this acquisition by borrowing 100 million Japanese Yen, or about $830,000, from a related party, and assumed the indebtedness of iAccele. The identifiable components of the intellectual property are the unpatented technology acquired, the license agreement for the acceleration software technology, an increased valuation of the acquired software being sold and customer relationships.

         The fair value of the iAccele intellectual property acquired was estimated using discounted cash flows based on payments made for such software to the date of the acquisition and the projected future sales of such software, gross profit margins and cash flows.

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

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $12.4 million as of March 31, 2003, with approximately $8.8 million raised in the initial public offering, $3.5 million raised in private placement and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $8.1 million, including $6.8 million issued for services and $1.3 million related to a beneficial conversion feature. Additional funding was obtained in the form of loans from related parties, of which approximately $1.9 million was outstanding at March 31, 2003.

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

Other Material Commitments. The Company's contractual cash obligations as of March 31, 2003, are summarized in the table below.

                                                         Less Than               Greater Than
 Contractual Cash Obligations    Total        1 Year     1-3 Years   3-5 Years     5 Years
 ----------------------------  ----------   ----------   ---------   ---------   ------------

 Operating leases ...........  $   19,000   $   19,000      $ -         $ -          $ -

 Capital lease obligations...           -            -        -           -            -

 Long term debt repayment ...   1,898,024    1,898,024        -           -            -

 Capital expenditures .......           -            -        -           -            -

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


                                       IA GLOBAL, INC.
                                       (Registrant)


Date:  April 14, 2004                  By: /s/ Alan Margerison
                                           Alan Margerison,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  April 14, 2004                  By: /s/ Mark E. Scott
                                           Mark E. Scott
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)