Form 10-Q/A
period 2003-06-30
IA GLOBAL INC
filed 2004-04-15
CIK 1077634

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

     Item 4.   Submission of Matters to a Vote of Security Holders... ........37

     Item 5.   Other Information..............................................37

     Item 6.   Exhibits and Reports on Form 8-K...............................37

Signatures....................................................................39

                          PART I--FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                         IA GLOBAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                      June 30,     December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                     (unaudited)     (audited)
                                     ASSETS           Restated
                                                       Note 4
CURRENT ASSETS:
  Cash and cash equivalents ......................  $  2,139,355   $    444,383
  Accounts receivable - trade ....................       372,263              -
  Deferred license fee ...........................       106,692              -
  Other current assets ...........................       179,750              -
                                                    ------------   ------------
    Total current assets .........................     2,798,060        444,383

EQUIPMENT, NET ...................................       350,488            812

OTHER ASSETS
  Software development costs, net ................       129,255              -
  Intangible assets, net .........................       951,201              -
  Other assets ...................................             -          5,477
                                                    ------------   ------------

                                                    $  4,229,004   $    450,672
                                                    ============   ============

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable - trade .......................  $    326,252   $    246,353
  Accrued liabilities ............................       284,439         31,000
  Loan payable - related party ...................       834,534      1,063,857
  Deferred revenue ...............................     1,069,626              -
  Short term loan - related party ................       454,175              -
  Income taxes payable ...........................        17,582              -
                                                    ------------   ------------
    Total current liabilities ....................     2,986,608      1,341,210
                                                    ------------   ------------

STOCKHOLDER'S EQUITY (DEFICIENCY):
  Series B Preferred stock, $.01 par value,
    5,000 shares authorized, 1,158 and
    -0- issued and outstanding, respectively
    (liquidation value $1,158,000) ...............            12              -
  Common stock, $.01 par value,
    75,000,000 shares authorized,
    65,130,889 and 51,797,556, issued and
    outstanding, respectively ....................       651,309        517,976
  Paid in capital ................................    23,739,630     19,744,331
  Accumulated deficit ............................   (23,101,171)   (21,022,845)
  Unearned compensation expense ..................             -        (80,000)
  Treasury stock .................................       (50,000)       (50,000)
  Unrealized foreign exchange gain ...............         2,616              -
                                                    ------------   ------------
    Total stockholder's equity (deficiency) ......     1,242,396       (890,538)
                                                    ------------   ------------

                                                    $  4,229,004   $    450,672
                                                    ============   ============

                 See notes to consolidated financial statements.

                                    IA GLOBAL, INC. AND SUBSIDIARY
                                 CONSOLIDATED STATEMENT OF OPERATIONS

                                            Three Months Ended June 30,    Six Months Ended June 30,
                                                2003           2002           2003           2002
                                            ------------   ------------   ------------   ------------
                                             (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                              Restated                      Restated
                                               Note 4                        Note 4
REVENUE ..................................  $     99,164   $     88,546   $    105,018   $    226,046

COST OF SALES ............................       190,871         23,817        299,922         58,721
                                            ------------   ------------   ------------   ------------
GROSS PROFIT (LOSS).......................       (91,707)        64,729       (194,904)       167,325
                                            ------------   ------------   ------------   ------------

EXPENSES
  Selling, general and administrative ....       579,845        325,024        971,466        597,289
                                            ------------   ------------   ------------   ------------
    Total expenses .......................       579,845        325,024        971,466        597,289
                                            ------------   ------------   ------------   ------------

OPERATING LOSS ...........................      (671,552)      (260,295)    (1,166,370)      (429,964)
                                            ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income ........................           642              -          1,697              -
  Interest expense .......................      (117,068)             -       (196,139)             -
  Other income (expense) .................       (19,207)             -        (23,849)            33
                                            ------------   ------------   ------------   ------------
    Total other income (expense) .........      (135,633)             -       (218,291)            33
                                            ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES .................      (807,185)      (260,295)    (1,384,661)      (429,931)

INCOME TAXES .............................             -              -            332              -
                                            ------------   ------------   ------------   ------------

NET LOSS .................................      (807,185)      (260,295)    (1,384,993)      (429,931)

Deemed dividend ..........................      (693,333)             -       (693,333)             -
                                            ------------   ------------   ------------   ------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS    (1,500,518)      (260,295)    (2,078,326)      (429,931)

Other comprehensive income, net of tax:
  Foreign currency translation adjustments         2,805              -          2,616              -
                                            ------------   ------------   ------------   ------------

Comprehensive loss .......................  $ (1,497,713)  $   (260,295)  $ (2,075,710)  $   (429,931)
                                            ============   ============   ============   ============
Per share of Common
  Basic net income (loss) per share ......  $      (0.03)  $      (0.01)  $      (0.04)  $      (0.01)
                                            ============   ============   ============   ============
  Diluted net income (loss) per share ....  $      (0.03)  $      (0.01)  $      (0.04)  $      (0.01)
                                            ============   ============   ============   ============
  Weighted average shares of common
         stock outstanding ...............    51,797,556     29,672,556     51,797,556     29,672,556
  Weighted average shares of common stock
         and common equivalent shares
         outstanding .....................    51,797,556     29,672,556     51,797,556     29,672,556

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

As detailed more fully in Note 10, the Company has a license agreement to use certain internet acceleration technology which forms the basis of the iAccele software service. The Company pays a license fee for each customer purchasing this product. Fees paid under this license are capitalized as deferred license fee and amortized to cost of sales over the life of the product period from the month of selling and receiving the cash from the customers, to the expiration month of the product life span.

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

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                             For the three months ending     For the six months ending
                                                      June 30,                        June 30,
                                              -------------------------     ---------------------------
                                                 2003           2002           2003             2002
                                              ---------     -----------     -----------     -----------
Net loss available to common
    shareholders, as reported ............  $(1,500,518)    $  (260,295)    $(2,078,326)    $  (429,931)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...............       (2,474)              -        (106,846)              -
                                              ---------     -----------     -----------     -----------

Pro-forma net loss available to common
    shareholders .........................  $(1,502,992)    $  (260,295)    $(2,185,172)    $  (429,931)
                                              =========     ===========     ===========     ===========

Earnings per share:
    Basic- as reported ...................  $     (0.03)    $     (0.01)    $     (0.04)    $     (0.01)
    Basic- pro-forma .....................  $     (0.03)    $     (0.01)    $     (0.04)    $     (0.01)


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

4. RESTATEMENT OF 2003 CONSOLIDATED FINANCIAL STATEMENTS

The company made the following adjustment to the 2003 consolidated financial statements detailed as follows:

The $693,333 deemed dividend related to the June 30, 2003 sale to PBAA of 13,333,333 shares of common stock at an average price of $0.15 per share, for a total of $2.0 million, was not previously recorded. The non-cash deemed dividend has now been recorded and shown as increasing the net loss to common shareholders with no net changes to the equity accounts.

5. RISK OF CONCENTRATION

Significant Distributor - The Company's largest distributor is a VAR that accounted for 78% of accounts receivable and deferred revenue for the six-month period ending June 30, 2003. A second VAR accounted for a further 19% for the same six-month period. The Company anticipates that significant distributor concentration will continue for the foreseeable future.

6. EQUIPMENT

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

7. INTANGIBLE ASSETS

Intangible assets include the following as of June 30, 2003:

      o Software development costs, net of accumulated amortization, of $129,255.

      o Intellectual property of $1,170,711, net of accumulated amortization of $219,510 The intellectual property resulted from management's estimate of the fair value of such intellectual property after allocating costs to the tangible assets and liabilities acquired from the company acquiring a 76.9% equity interest in a privately held Japanese corporation, iAccele. iAccele is engaged in the business of providing an internet data transmission acceleration service that target narrowband users. The company financed this acquisition by borrowing 100 million Japanese Yen, or about $830,000, from a related party, and assumed the indebtedness of iAccele. The identifiable components of the intellectual property are the unpatented technology acquired, the license agreement for the acceleration software technology, an increased valuation of the acquired software being sold and customer relationships.

         The fair value of the iAccele intellectual property acquired was estimated using discounted cash flows based on payments made for such software to the date of the acquisition and the projected future sales of such software, gross profit margins and cash flows.

         All of the intellectual property / intangibles assets are being amortized over twenty-four months. The amortization period of twenty-four months was chosen based on management's best estimate of the useful lives of these acquired intellectual property / intangibles assets due to the following factors: market obsolescence, technological advances with computer hardware, competition and changes in the medium of distribution of such software. The amortization expense recorded since the acquisition date was $219,510. The estimated future amortization expense for these intellectual property / intangible assets will be $48,750 per month or $585,000 per year until they have been fully amortized in February, 2005.

8. INCOME TAXES

The Company is not able to determine whether it is more likely than not that the deferred tax assets will be realized. As a result, the Company has provided a 100% valuation allowance against the net deferred tax assets.

9. RELATIONSHIPS WITH INTER ASSET JAPAN

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

The pro-forma financial data on the iAccele acquisition is as follows:

                                      As Reported                 Pro-Forma
                                   Six Months Ended            Six Months Ended
                                     June 30, 2003              June 30, 2003
                                   ----------------            ----------------
Revenues ..........................   $ 105,018                  $   109,326
Loss before extraordinary items ...  (1,384,993)                  (1,838,745)
Net loss ..........................  (1,384,993)                  (1,838,745)
Loss per common share .............       (0.03)                       (0.04)

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

10. COMMITMENT

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

11. SEGMENT INFORMATION

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

12. RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements in order to conform with the 2003 presentation.

13. STOCKHOLDER'S EQUITY

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

14. SUBSEQUENT EVENT

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

Deemed Dividends

Deemed dividends for the three month period ended June 30, 2003 were $693,000. This expense related to common stock issued to related parties at a discount to the market price. There was no deemed dividend for the three month period ended June 30, 2002.

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

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $15.6 million as of June 30, 2003 with approximately $8.8 million raised in the initial public offering, $5.5 million raised in private placement, $1.2 million raised in the conversion of debt and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $8.1 million, including $6.8 million issued for services and $1.3 million related to a beneficial conversion feature. Additional funding was obtained in the form of loans from related parties, of which approximately $1.3 million was outstanding at June 30, 2003.

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

Other Material Commitments. The Company's contractual cash obligations as of June 30, 2003, are summarized in the table below.

                                                         Less Than                           Greater Than
 Contractual Cash Obligations                Total        1 Year     1-3 Years   3-5 Years     5 Years
 ----------------------------              ----------   ----------   ---------   ---------   ------------
 Operating leases ......................   $   19,000   $   19,000      $ -         $ -          $ -
 Capital lease obligations .............            -            -        -           -            -
 Long term debt repayment ..............    1,288,709    1,288,709        -           -            -
 Capital expenditures ..................      300,000      300,000        -           -            -
 Acquisitions ..........................    1,147,960    1,147,960

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

As detailed more fully in Note 10, the Company has a license agreement to use certain internet acceleration technology which forms the basis of the iAccele software service. The Company pays a license fee for each customer purchasing this product. Fees paid under this license are capitalized as deferred license fee and amortized to cost of sales over the life of the product period from the month of selling and receiving the cash from the customers to the expiration month of the product life span.

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