Form 10-Q/A
period 2003-09-30
IA GLOBAL INC
filed 2004-04-15
CIK 1077634

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

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        IA GLOBAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                    September 30,  December 31,
                                                        2003           2002
                                                    ------------   ------------
                                                     (unaudited)     (audited)
                                                      Restated
                                                       Note 4
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................  $    613,151   $    444,383
  Deferred license fee ...........................        31,384              -
  Other current assets ...........................       188,645              -
                                                    ------------   ------------
    Total current assets .........................       833,180        444,383

EQUIPMENT, NET ...................................       604,365            812

OTHER ASSETS
  Software development costs, net ................       131,334              -
  Intangible assets, net .........................     1,799,683              -
  Loan to QuikCat Australia Pty Ltd. .............        34,060              -
  Other assets ...................................             -          5,477
                                                    ------------   ------------

                                                    $  3,402,622   $    450,672
                                                    ============   ============

               LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable - trade .......................  $    410,793   $    246,353
  Accrued liabilities ............................       304,196         31,000
  Loan payable - related party ...................       834,167      1,063,857
  Deferred revenue ...............................       755,276              -
  Short term loan - related party ................       344,122              -
  Income taxes payable ...........................        18,981              -
                                                    ------------   ------------
    Total current liabilities ....................     2,667,535      1,341,210
                                                    ------------   ------------

MINORITY INTERESTS ...............................        12,002              -
                                                    ------------   ------------

STOCKHOLDER'S EQUITY (DEFICIENCY):
  Series B Preferred stock, $.01 par value,
    5,000 shares authorized 1,158 and
    -0- issued and outstanding, respectively
    (liquidation value $1,158,000) ...............            12              -
  Common stock, $.01 par value, 75,000,000
    shares authorized, 65,480,889 and 51,797,556,
    issued and outstanding, respectively .........       654,810        517,976
  Paid in capital ................................    23,901,330     19,744,331
  Accumulated deficit ............................   (23,908,866)   (21,022,845)
  Unearned compensation expense ..................             -        (80,000)
  Treasury stock .................................       (50,000)       (50,000)
  Unrealized foreign exchange gain ...............       125,799              -
                                                    ------------   ------------
    Total stockholder's equity (deficiency) ......       723,085       (890,538)
                                                    ------------   ------------

                                                    $  3,402,622   $    450,672
                                                    ============   ============

                 See notes to consolidated financial statements.

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                                2003           2002         2003          2002
                                            ------------   -----------  ------------   ------------
                                             (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                              Restated                    Restated
                                               Note 4                      Note 4
REVENUE ..................................  $    126,070   $   180,000  $    230,793   $    406,046

COST OF SALES ............................       152,821             -       453,174         87,367
                                            ------------   -----------  ------------   ------------

GROSS PROFIT (LOSS) ......................       (26,751)      180,000      (222,381)       318,679
                                            ------------   -----------  ------------   ------------

EXPENSES
  Selling, general and administrative ....       606,437       131,542     1,563,301        612,928
  Writedown of fixed assets ..............             -             -             -         87,137
                                            ------------   -----------  ------------   ------------
    Total expenses .......................       606,437       131,542     1,563,301        700,065
                                            ------------   -----------  ------------   ------------

OPERATING INCOME (LOSS) ..................      (633,188)       48,458    (1,785,682)      (381,386)
                                            ------------   -----------  ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income ........................           661             -         2,357              -
  Interest expense .......................       (78,789)            -      (274,924)             -
  Other income (expense) .................        24,965       209,211           865        209,244
                                            ------------   -----------  ------------   ------------
    Total other income (expense) .........       (53,163)      209,211      (271,702)       209,244
                                            ------------   -----------  ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS
  AND INCOME TAXES .......................      (686,351)      257,669    (2,057,384)      (172,142)

MINORITY INTERESTS .......................       (10,914)            -       (10,914)             -
                                            ------------   -----------  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ........      (697,265)      257,669    (2,068,298)      (172,142)

INCOME TAXES: ............................             -             -           334              -
                                            ------------   -----------  ------------   ------------

NET INCOME (LOSS) ........................      (697,265)      257,669    (2,068,632)      (172,142)

Deemed dividend ..........................      (693,333)            -      (693,333)             -
                                            ------------   -----------  ------------   ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS    (1,390,598)      257,669    (2,761,965)      (172,142)

Other comprehensive income, net of tax:
  Foreign currency translation adjustments         2,805             -         2,616              -
                                            ------------   -----------  ------------   ------------

Comprehensive income (loss) ..............  $ (1,387,793)  $   257,669  $ (2,759,349)  $   (172,142)
                                            ============   ===========  ============   ============
Per share of Common
  Basic net income (loss) per share ......  $      (0.02)  $      0.01  $      (0.05)  $      (0.01)
                                            ============   ===========  ============   ============
  Diluted net income (loss) per share ....  $      (0.02)  $      0.01  $      (0.05)  $      (0.01)
                                            ============   ===========  ============   ============
  Weighted average shares of common
         stock outstanding ...............    65,343,932    37,055,889    56,362,635     31,887,556
  Weighted average shares of common stock
         and common equivalent shares
         outstanding .....................    65,343,932    37,055,889    56,362,635     31,887,556

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

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                     For the three months ended       For the nine months ended
                                            September 30,                   September 30,
                                     ---------------------------     -----------     -----------
                                         2003            2002            2003            2002
                                     -----------     -----------     -----------     -----------
Net loss available to common
shareholders, as reported .......    $(1,390,598)    $   257,669    $(2,761,965)     $  (172,142)

Deduct: Stock-based compensation,
net of tax ......................        (12,846)              -       (119,692)               -
                                     -----------     -----------     -----------     -----------
Net loss available to common
shareholders, pro-forma .........    $(1,403,444)    $   257,669    $(2,881,657)     $  (172,142)
                                     ===========     ===========     ===========     ===========
Basic earnings per share:
         As reported - ..........    $      (.02)    $       .01    $      (.05)     $      (.01)
         Pro-forma - ............    $      (.02)    $       .01    $      (.05)     $      (.01)

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

7. INTANGIBLE ASSETS

Intangible assets include the following as of September 30, 2003:

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

         All of the intellectual property / intangibles assets are being amortized over twenty-four months. The amortization period of twenty-four months was chosen based on management's best estimate of the useful lives of these acquired intellectual property / intangibles assets due to the following factors: market obsolescence, technological advances with computer hardware, competition and changes in the medium of distribution of such software. The amortization expense recorded since the acquisition date was $274,264. The estimated future amortization expense for these intellectual property / intangible assets will be $48,750 per month or $585,000 per year until they have been fully amortized in February, 2005.

     o Identifiable intangible assets of $1,073,909, net of accumulated amortization of $34,054. The intellectual property arose from management's estimate of fair value of the intellectual property acquired from the Company acquiring a 67% equity interest in a privately held Japanese corporation, Fan Club Entertainment. Fan Club Entertainment is engaged in the business of providing advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd. Essentially the full purchase price of the 67% equity interest in Fan Club Entertainment has been allocated to intangible assets. Although, the Company acquired a 67% ownership interest in Fan Club Entertainment, there can be no assurance that the minority interest holder would ever pay their portion of any cash shortfalls. The identifiable components of the intellectual property are the Marvel Enterprises contract and Cyberbred customer relationships.

         The fair value of the Fan Club Entertainment intellectual property was estimated using a discounted cash flow approach based on future economic Benefits associated with the Marvel Enterprises contract.

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

         Management's evaluation of the fair value to the aforementioned iAccele and Fan Club Entertainment assets and liabilities acquired did not result in any excess values for goodwill being acquired.

8. INCOME TAXES

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

The pro-forma financial data on the iAccele and Fan Club acquisitions are included in this section below:

                              As Reported,       Pre-Acquisition         Pre-Acquisition         Pro-Forma
                              Nine Months      Operations of iAccele  Operations of Fan Club    Nine Months
                                 Ended            January 1, 2003         March 1, 2003            Ended
                           September 30, 2003   To February 9, 2003     To August 4, 2003     September 30, 2003
                           ------------------  ---------------------  ----------------------  ------------------

Revenues ...................  $   230,793           $    4,308              $      -             $   235,101
Net loss ...................   (2,068,632)            (226,376)              (54,081)             (2,349,089)
Net loss before
    extraordinary Items ....   (2,068,632)            (226,376)              (54,081)             (2,349,089)

Loss per common share ......  $     (0.04)          $        -              $      -             $     (0.04)


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

11. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

15. LEGAL PROCEEDINGS

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

Deemed Dividends

Deemed dividends for the nine month period ended September 30, 2003 were $693,000. This expense related to common stock issued to related parties at a discount to the market price. There was no deemed dividend for the nine month period ended September 30, 2002.

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

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $15.6 million as of September 30, 2003 with approximately $8.8 million raised in the initial public offering, $5.5 million raised in private placement, $1.2 million raised in the conversion of debt and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $8.3 million, including $6.8 million issued for services and $1.3 million related to a beneficial conversion feature. Additional funding was obtained in the form of loans from related parties, of which approximately $1.2 million was outstanding at September 30, 2003. Additional funding was obtained in the form of a subscription from a related party of approximately $.4 million in November, 2003.

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

Other Material Commitments. The Company's contractual cash obligations as of September 30, 2003, are summarized in the table below.

                                                         Less Than                           Greater Than
 Contractual Cash Obligations                Total        1 Year     1-3 Years   3-5 Years     5 Years
 ----------------------------              ----------   ----------   ---------   ---------   ------------
 Operating leases ......................   $   15,706   $   15,706      $ -         $ -          $ -
 Capital lease obligations .............            -            -        -           -            -
 Long term debt repayment ..............    1,178,289    1,178,289        -           -            -
 Capital expenditures ..................            -            -        -           -            -
 Acquisitions ..........................      195,000      195,000        -           -            -


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