Form 10-Q/A
period 2003-09-30
IA GLOBAL INC
filed 2004-04-19
CIK 1077634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 3

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

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF OPERATIONS

                                                Three Months Ended          Nine Months Ended
                                                   September 30,              September 30,
                                                2003           2002         2003          2002
                                            ------------   -----------  ------------   ------------
                                             (unaudited)   (unaudited)   (unaudited)    (unaudited)
                                              Restated                    Restated
                                               Note 4                      Note 4
REVENUE ..................................  $    126,070   $   180,000  $    230,793   $    406,046

COST OF SALES ............................       152,821             -       453,174         87,367
                                            ------------   -----------  ------------   ------------

GROSS PROFIT (LOSS) ......................       (26,751)      180,000      (222,381)       318,679
                                            ------------   -----------  ------------   ------------

EXPENSES
  Selling, general and administrative ....       606,437       131,542     1,563,301        612,928
  Writedown of fixed assets ..............             -             -             -         87,137
                                            ------------   -----------  ------------   ------------
    Total expenses .......................       606,437       131,542     1,563,301        700,065
                                            ------------   -----------  ------------   ------------

OPERATING INCOME (LOSS) ..................      (633,188)       48,458    (1,785,682)      (381,386)
                                            ------------   -----------  ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income ........................           661             -         2,357              -
  Interest expense .......................       (78,789)            -      (274,924)             -
  Other income (expense) .................        24,965       209,211           865        209,244
                                            ------------   -----------  ------------   ------------
    Total other income (expense) .........       (53,163)      209,211      (271,702)       209,244
                                            ------------   -----------  ------------   ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS
  AND INCOME TAXES .......................      (686,351)      257,669    (2,057,384)      (172,142)

MINORITY INTERESTS .......................       (10,914)            -       (10,914)             -
                                            ------------   -----------  ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES ........      (697,265)      257,669    (2,068,298)      (172,142)

INCOME TAXES: ............................             -             -           334              -
                                            ------------   -----------  ------------   ------------

NET INCOME (LOSS) ........................      (697,265)      257,669    (2,068,632)      (172,142)

Deemed dividend ..........................             -             -      (693,333)             -
                                            ------------   -----------  ------------   ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS      (697,265)      257,669    (2,761,965)      (172,142)

Other comprehensive income, net of tax:
  Foreign currency translation adjustments         2,805             -         2,616              -
                                            ------------   -----------  ------------   ------------

Comprehensive income (loss) ..............  $   (694,460)  $   257,669  $ (2,759,349)  $   (172,142)
                                            ============   ===========  ============   ============
Per share of Common
  Basic net income (loss) per share ......  $      (0.01)  $      0.01  $      (0.05)  $      (0.01)
                                            ============   ===========  ============   ============
  Diluted net income (loss) per share ....  $      (0.01)  $      0.01  $      (0.05)  $      (0.01)
                                            ============   ===========  ============   ============

  Weighted average shares of common
         stock outstanding ...............    65,343,932    37,055,889    56,362,635     31,887,556
  Weighted average shares of common stock
         and common equivalent shares
         outstanding .....................    65,343,932    37,055,889    56,362,635     31,887,556

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

If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                     For the three months ended       For the nine months ended
                                            September 30,                   September 30,
                                     ---------------------------     -----------     -----------
                                         2003            2002            2003            2002
                                     -----------     -----------     -----------     -----------

Net loss available to common
shareholders, as reported .......    $  (697,265)    $   257,669    $(2,761,965)     $  (172,142)

Deduct: Stock-based compensation,
net of tax ......................        (12,846)              -       (119,692)               -
                                     -----------     -----------     -----------     -----------
Net loss available to common
shareholders, pro-forma .........    $  (710,111)    $   257,669    $(2,881,657)     $  (172,142)
                                     ===========     ===========     ===========     ===========
Basic earnings per share:
         As reported - ..........    $      (.01)    $       .01    $      (.05)     $      (.01)
         Pro-forma - ............    $      (.01)    $       .01    $      (.05)     $      (.01)


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

A write down of fixed assets of $87,000 and was recorded in the nine month period ended September 30, 2002. There was no similar write down or expense in 2003.

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

                                           IA Global, Inc.
                                           (Registrant)

Date:  April 19, 2004                  By: /s/ Alan Margerison
                                           -------------------
                                           Alan Margerison,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  April 19, 2004                  By: /s/ Mark E. Scott
                                           ------------------
                                           Mark E. Scott,
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)