Form 10-Q
period 2004-03-31
IA GLOBAL INC
filed 2004-05-18
CIK 1077634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004

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

         As of May 17, 2004 there were issued and outstanding 72,356,324 shares of the Registrant's Common Stock.

                                 IA GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

     Item 1.   Financial Statements.........................................   3

               Consolidated Balance Sheet...................................   3

               Consolidated Statements of Operations........................   4

               Consolidated Statement of Cash Flows.........................   5

               Notes to Consolidated Financial Statements...................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  27

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk..................................................  43

     Item 4.   Controls and Procedures......................................  44

PART II.

     Item 1.   Legal Proceedings............................................  44

     Item 2.   Changes in Securities and Use of Proceeds....................  45

     Item 3.   Defaults Upon Senior Securities..............................  45

     Item 4.   Submission of Matters to a Vote of Security Holders..........  46

     Item 5.   Other Information............................................  46

     Item 6.   Exhibits and Reports on Form 8-K.............................  47

Signatures..................................................................  49

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                 ------------      ------------
                                                                                  (unaudited)        (audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................     $  4,472,935      $    676,782
  Accounts receivable, net of allowance for doubtful
     accounts of $100,620 and $0, respectively .............................        3,468,015         1,266,335
  Consumption and deferred tax receivable ..................................           17,394            49,482
  Notes receivable .........................................................           29,222                 -
  Inventories ..............................................................          767,789                 -
  Prepaid costs ............................................................          126,834           438,142
  Subscription receivable ..................................................                -           400,000
  Other current assets .....................................................           62,134           296,163
                                                                                 ------------      ------------
   Total current assets ....................................................        8,944,323         3,126,904

EQUIPMENT, NET .............................................................          265,193               812

OTHER ASSETS
  Intangible assets, net ...................................................          875,368         1,014,685
  Deferred tax asset .......................................................          331,447                 -
  Loan to QuikCAT Australia Pty Ltd ........................................          100,168            74,849
  Investment in QuikCAT Australia Pty Ltd ..................................           50,819                 -
  Loan to Innovative Computing Group, Inc. .................................          100,629                 -
  Other assets .............................................................          120,734                 -
                                                                                 ------------      ------------

                                                                                 $ 10,788,680      $  4,217,250
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade .................................................     $  4,953,036      $    861,149
  Accrued liabilities ......................................................          522,095           138,580
  Convertible loan payable - related party .................................        1,500,000                 -
  Deferred revenue .........................................................                -           463,119
  Investment in QuikCAT Australia Pty Ltd ..................................                -             1,137
  Income taxes payable - foreign ...........................................          183,615            23,754
                                                                                 ------------      ------------
   Total current liabilities ...............................................        7,158,746         1,487,739
                                                                                 ------------      ------------

LONG TERM  LIABILITIES:
  Other ....................................................................           23,899                 -
                                                                                 ------------      ------------

MINORITY INTERESTS .........................................................        1,255,658            44,706
                                                                                 ------------      ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value,
   5,000 shares authorized 1,158 and
   -0- issued and outstanding, respectively
   (liquidation value $1,158,000) ..........................................               12                12
  Common stock, $.01 par value, 75,000,000 shares authorized,
   72,356,324 and 71,894,324, issued and outstanding, respectively .........          723,563           718,943
  Paid in capital ..........................................................       26,183,266        26,049,286
  Accumulated deficit ......................................................      (24,616,747)      (24,147,785)
  Treasury stock ...........................................................          (50,000)          (50,000)
  Foreign currency translation adjustment ..................................          110,283           114,349
                                                                                 ------------      ------------
   Total stockholder's equity ..............................................        2,350,377         2,684,805
                                                                                 ------------      ------------

                                                                                 $ 10,788,680      $  4,217,250
                                                                                 ============      ============

                                 See notes to consolidated financial statements.

                                                        3

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                                                 Three Months Ended March 31,
                                                                            -----------------------------------
                                                                                2004                   2003
                                                                            ------------           ------------
                                                                             (unaudited)            (unaudited)
REVENUE ..........................................................          $  2,030,746           $      5,149

COST OF SALES ....................................................             1,511,018                109,186
                                                                            ------------           ------------

GROSS PROFIT .....................................................               519,729               (104,037)
                                                                            ------------           ------------

EXPENSES:
  Selling, general and administrative expenses ...................               883,168                531,727
                                                                            ------------           ------------
         Total expenses ..........................................               883,168                531,727
                                                                            ------------           ------------

OPERATING LOSS ...................................................              (363,440)              (635,764)
                                                                            ------------           ------------

OTHER INCOME (EXPENSE):
  Interest income ................................................                 2,528                  1,054
  Interest expense ...............................................                (5,007)               (79,071)
  Other income (expense) .........................................                 2,648                 (4,676)
  Foreign currency translation adjustment ........................                 2,255                   (189)
  Gain on equity investment in QuikCAT
         Australia Pty Ltd .......................................                 1,956                      -
                                                                            ------------           ------------
         Total other income (expense) ............................                 4,379                (82,882)
                                                                            ------------           ------------

LOSS BEFORE MINORITY INTERESTS
  AND INCOME TAXES ...............................................              (359,060)              (718,646)

MINORITY INTERESTS ...............................................                34,364                      -
                                                                            ------------           ------------

LOSS BEFORE INCOME TAXES .........................................              (393,424)              (718,646)

INCOME TAXES:
  Current ........................................................                64,123                    332
  Deferred .......................................................                11,415                      -
                                                                            ------------           ------------

NET LOSS .........................................................          $   (468,962)          $   (718,978)
                                                                            ============           ============

Per share of Common-
  Basic net loss per share .......................................          $      (0.01)          $      (0.01)
                                                                            ============           ============
  Diluted net loss per share .....................................          $      (0.01)          $      (0.01)
                                                                            ============           ============
  Weighted average shares of common
         stock outstanding .......................................            71,965,401             51,797,556
  Weighted average shares of common stock
         and common equivalent shares
         outstanding .............................................            71,965,401             51,797,556

                                 See notes to consolidated financial statements.

                                                        4

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                       Three Months Ended
                                                                                 ------------------------------
                                                                                    2004                2003
                                                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................................       $  (468,962)       $  (718,978)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization ............................................            66,270             90,687
Equity based compensation ................................................                 -             80,000
Equity gain from investment in QuickCAT Australia Pty Ltd. ...............            (1,956)                 -
Minority interests .......................................................           443,844                  -
Accrued interest on notes/loans payable ..................................              (948)                 -
Accounts receivable ......................................................           731,605           (265,330)
Consumption and deferred tax receivable ..................................            32,088                  -
Inventory ................................................................            60,426                  -
Prepaid costs ............................................................           311,308                  -
Deferred license fee receivable ..........................................                 -           (145,396)
Other current assets .....................................................           467,040           (290,653)
Deferred tax assets ......................................................            (8,171)                 -
Other assets .............................................................             2,009                  -
Accounts payable .........................................................           (50,144)           111,962
Accrued liabilites .......................................................          (115,562)           425,821
Other liabilities ........................................................            23,899                  -
Income taxes payable - foreign ...........................................           159,862             47,330
Deferred revenue .........................................................          (463,119)           830,011
                                                                                 -----------        -----------

NET CASH PROVIDED BY OPERATIONS ..........................................         1,189,490            165,454
                                                                                 -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in QuikCAT Australia Pty Ltd ..................................           (50,000)                 -
Cash of Rex Tokyo Co Ltd immediately following acquisition ...............         1,934,839                  -
Purchase of Rex Tokyo Co Ltd .............................................          (941,000)                 -
Purchase of iAccele Co Ltd ...............................................                 -         (1,085,711)
Purchases of capital expenditures ........................................          (111,656)                 -
Proceeds from sale of equipment ..........................................                 -           (200,496)
Other assets .............................................................            18,428              5,477
                                                                                 -----------        -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ......................           850,611         (1,280,730)
                                                                                 -----------        -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from loan payable - related party ...............................         1,500,000            834,167
Loan to Innovative Computing Group, Inc. .................................          (100,000)                 -
Loan to QuikCAT Australia Pty Ltd. .......................................           (25,000)                 -
Proceeds from issuance of common stock ...................................           400,000                  -
Contribution of capital ..................................................                 -            277,311
                                                                                 -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ................................         1,775,000          1,111,478
                                                                                 -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................         3,815,101             (3,798)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................           (18,948)                 -

CASH AND CASH EQUIVALENTS, beginning of the period .......................           676,782            444,383
                                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS, end of the period .............................       $ 4,472,935        $   440,585
                                                                                 ===========        ===========

Supplemental disclosures of cash flow information:
Interest paid ............................................................       $         -        $         -
Taxes paid ...............................................................       $         -        $         -
Non-cash financing activities:
Common stock issued for Rex Tokyo Co Ltd .................................       $   138,600        $         -
Common stock and options issued for services .............................       $         -        $   172,250
Contribution of debt to equity ...........................................       $         -        $    64,719
Conversion of preferred stock to common stock ............................       $         -        $   200,000

                                See notes to consolidated financial statements.

                                                        5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited CONSOLIDATED financial statements of IA Global, Inc. and SUBSIDIARIES (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended March 31, 2004 and 2003 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION- The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. QuikCAT Australia Pty Ltd is accounted for on an equity basis based on our 47.5% equity ownership as of March 31, 2004. Intercompany items and transactions have been eliminated in consolidation.

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

INVENTORIES- Inventories are stated at the lower of cost (first-in, first-out) or market. The company records a provision for excess and obsolete inventory whenever an impairment has been identified.

EQUIPMENT- Equipment represents machinery, equipment and software which are stated at cost less accumulated depreciation. Depreciation of machinery and equipments is computed by the declining method over the estimated useful lives of the related assets (approximately 3-15 years). Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of five years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortized the intangible assets and intellectual property acquired in connection with the acquisition of Fan Club Entertainment over sixty months on a straight - line basis, which is the life of the Marvel Enterprises, Inc. agreement.

LONG - LIVED ASSETS- The company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. At March 31, 2004 and 2003, respectively, the company believes that there has not been an impairment of long-lived assets.

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

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS-BENEFICIAL CONVERSION FEATURES-The company has adopted EITF issues 8-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for the convertible debt. EITF 98-5 recognition of a conversion feature that is in-the-money at issuance as additional paid-in-capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The intrinsic value of the feature is the difference between the conversion price and the fair value of the stock into which the security is convertible, multiplied by the number of shares. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. These beneficial conversion features of debt or equity instruments, depending on the specific facts and circumstances will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

SOFTWARE REVENUE AND COST RECOGNITION- The company's revenue recognition policies were in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition.

The company sold its software and provides support service on a subscription basis through Value Added Resellers ("VARs"), Internet Service Providers ("ISPs") or directly to end-users. They purchased either 13 months/12 months/6 months/3 months/ or 30 days license products, and received a copy of the iAccele software and full access to the acceleration server maintained by the company. Revenues were recognized ratably over the license period upon delivery of the software to the end user, by the VAR, ISP or the company. The revenue recognition process did not begin until the end user has possession of the software and activated the use of such software, hence no revenue was recorded by delivering software to the VAR or ISP.

The VAR's prepaid for some of the licensed products. The company had recorded a receivable for all of the licensed products sold to the VAR's with a related deferred revenue amount until such time the licensed product is delivered and activated by the end user. The receivables had been reduced to reflect the prepayments made by the VAR's. Upon confirmation, via an activation request, of the licensed products delivered to the end user, the revenue recognition process began and the related sales were amortized as revenues over the term of the licensed product sold.

As detailed more fully in Note 15, the company had a license agreement to use certain internet acceleration technology which formed the basis of the iAccele software service. The company paid a license fee for each customer purchasing this product. Fees paid under this license were capitalized as deferred license fee and amortized to cost of sales over the life of the product period from the month of selling and receiving the cash from the customers, to the expiration month of the product life span. This license agreement was transferred as part of the sale of iAccele on December 29, 2003.

FAN CLUB REVENUE RECOGNITION- Fan Club's main source of revenue was derived from the activities associated with Marvel, as received from Cyberbred. These activities include the following:

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

REX TOKYO REVENUE RECOGNITION- Rex Tokyo's revenue was derived from the following:

      o Sale of equipment to major stores.

      o Installation of machines and fittings to major stores.

      o Maintenance of machines and other equipment in major stores.

The company recognizes Rex Tokyo revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, the work has been accepted and collectibility is reasonably assured.

ADVERTISING COSTS- Advertising costs are expensed as incurred. There were no advertising costs incurred for the quarters ended March 31, 2004 and 2003.

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

STOCK BASED COMPENSATION- The company has stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all stock options granted under that plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                    For the three months ending
                                                             March 31,
                                                    ---------------------------
                                                       2004              2003
                                                    ---------         ---------
Net loss available to common
    shareholders, as reported ................      $(468,962)        $(718,789)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...................        (29,719)         (104,372)
                                                    ---------         ---------

Pro-forma net loss available to common
    shareholders .............................      $(498,681)        $(823,161)
                                                    =========         =========

Earnings per share:
    Basic and diluted- as reported ...........      $   (0.01)        $   (0.01)
    Basic and diluted- pro-forma .............      $   (0.01)        $   (0.02)

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

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  For the Quarter Ended
                                                         March 31,
                                                   -------------------
                                                   2004          2003
                                                   ----          ----
         Risk free interest rate ..........        3.75%         3.75%
         Expected life ....................        10 yrs      10 years
         Dividend rate ....................        0.00%         0.00%
         Expected volatility ..............         65%           65%

COMPREHENSIVE INCOME- The company adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency translation adjustments and is presented in the Statements of Operations.

INCOME TAXES- Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

NET LOSS PER SHARE- The company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive.

USE OF ESTIMATES- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the eported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS- In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest entities," which addresses consolidation by business enterprises of VIEs that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) have equity investors that lack an essential characteristic of a controlling financial interest. Throughout 2003, the FASB released numerous proposed and final FASB Staff Positions (FSPs) regarding FIN 46, which both clarified and modified FIN 46's provisions. In December 2003, the FASB issued Interpretation No. 46 (FIN 46-R), which will replace FIN 46 upon its effective date. FIN 46-R retains many of the basic concepts introduced in FIN 46; however, it also introduces a new scope exception for certain types of entities that qualify as a "business" as defined in FIN 46-R, revises the method of calculating expected losses and residual returns for determination of the primary beneficiary, includes new guidance for assessing variable interests, and codifies certain FSPs on FIN 46. FIN 46-R did not have a material impact on the company's Consolidated Financial Statements.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2003, and did not have a material impact on the company's Consolidated Financial Statements. The sale of iAccele operations on December 29, 2003 are presented in the Consolidated Financial Statements in accordance with SFAS No. 144.

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

NOTE 3. ACQUISITION OF REX TOKYO CO LTD

On March 18, 2004, the company executed Share Purchase Agreements and a Stockholders Agreement with Rex Tokyo Co. Ltd. ("Rex Tokyo") and certain of its management, pursuant to which we acquired a 60.5% ownership in Rex Tokyo. The company purchased 1,000 shares of Rex Tokyo stock for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 25, 2004. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock, issued at $.30 per share, which is the average closing price for the five days prior to closing. The Stockholders Agreement place restrictions on the sale of Rex Tokyo stock in the future, requires existing management to operate the business and places conditions on the board of director composition. This agreement can be terminated under certain conditions. The company used working capital to fund the cash portion of the purchase price.

Rex Tokyo is a supplier and maintenance contractor of parts to the Pachinko and machine gaming industry in Japan. Rex Tokyo is a supplier and fitter of installations for both new Pachinko parlors and stores that are carrying out re-fittings. It supplies items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, as well as numerous new Pachinko and slot machines.

The Pachinko industry has experienced significant consolidation since the late 1990s, with small parlor operators being replaced by large mega-parlor owners. Rex Tokyo's business expansion focus is to provide support and services to these mega-parlor owners.

Rex Tokyo is a member of the Pachinko Chain Store Association and the East Japan Gaming Machinery Association. As a member of this Association, it is authorized to certify second hand machines. Also, it is registered as a Gaming Machinery Sales Operation with the Japan Gaming Related Business Association. The Japan Gaming Related Business Association conducts training and qualification testing. Its objective is to ensure that members uphold the rules and teachings of the association in their everyday work. Once a member passes the test of the Association, it receives the Gaming Machine Handling Manager Certificate. Approximately half of Rex Tokyo's staff and related contractors have achieved this qualification.

The acquisition Rex Tokyo and the development of the Internet acceleration technology business with QuikCAT and QuikCAT Australia are key components of our strategy to shift our business model to the development of media, entertainment and technology products and services.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations are finalized. The preliminary allocation is as follows:

Purchase price:

  Cash ....................................................        $   941,000
  Stock ...................................................            138,600
                                                                   -----------
                                                                     1,079,600

Net Assets Acquired (3/18/04):
Total Assets ..............................................          5,549,826
Liabilities ...............................................         (4,618,949)
                                                                   -----------

Net Assets at 3/18/04 .....................................            930,877
Reserve ...................................................            (22,159)
Plus 10 million Yen contributed by other ..................             92,328
Plus cash paid by IA Global ...............................            941,000
                                                                   -----------
                                                                     1,942,046

% Acquired ................................................               60.5%
                                                                   -----------
                                                                     1,174,938
                                                                   -----------

Negative goodwill .........................................        $   (95,338)
                                                                   ===========

The results of operations of Rex Tokyo are included in the Consolidated Statements of Operations for the period March 18, 2004 to March 31, 2004.

The pro-forma financial data on the acquisition is included in this section below:

                                            As Reported          Pro Forma
                                            Three Months        Three Months
                                               Ended               Ended
                                           March 31, 2004      March 31, 2004
                                           --------------      --------------

Revenues ...........................        $ 2,030,746         $ 7,670,130

Loss before extraordinary items ....           (468,962)           (357,457)

Net loss ...........................           (468,962)           (357,457)

Loss per common share ..............              (0.01)              (0.00)


There were no material, nonrecurring items included in the reported the pro-forma results.

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable was $3,468,015 and $1,266,335 as of March 31, 2004 and December 31, 2003, respectively. The company had the following customers with sales in excess of 10% for the quarter ended March 31, 2004 and 2003

                            2004                2003
                            ----                ----
Cyberbred Co Ltd            33.4%               0.0%
Dynamu, Inc.                32.4%               0.0%
Quest Co Ltd                 0.0%              87.0%

Cyberbred is a Fan Club customer. Dynamu is a Rex Tokyo customer. Quest was an iAccele customer and this business was sold on December 29, 2003.

The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5. INVENTORIES

Inventories were $767,789 and $0 as of March 31, 2004 and December 31, 2003, respectively. The inventory consisted of the following:

                                  March 31,
                                    2004
                                  --------
Raw materials ..................  $ 97,023

Work in process ................   670,766
                                  --------

Total inventories ..............   767,789

Reserve for obsolete inventories         -
                                  --------

Net inventories ................  $767,789
                                  ========

NOTE 6. PREPAID COSTS

Prepaid costs were $126,834 and $438,142 as of March 31, 2004 and December 31, 2003, respectively. Such costs as of March 31, 2004 consisted of prepaid insurance costs incurred by IA Global and prepaid Fan Club expenses related to future revenue. Such costs as of December 31, 2003 consisted of costs incurred by Fan Club for revenue that was deferred as of December 31, 2003.

NOTE 7. OTHER CURRENT ASSETS

Other current assets were $62,134 and $296,163 as of March 31, 2004 and December 31, 2003, respectively. Such assets as of March 31, 2004 included marketable securities held by Rex Tokyo. Such assets as of December 31, 2003 consisted of a receivable from GM2 of $279,356 related to the sale of iAccele on December 29, 2003. This cash was received on January 16, 2004.

NOTE 8  EQUIPMENT

Equipment was $265,193 and $812 as of March 31, 2004 and December 31, 2003, respectively. The equipment consisted of leasehold improvements, capitalized software, vehicles and equipment.

NOTE 9. INTANGIBLE ASSETS

Intangible assets as of March 31, 2004 consisted of the following:

                                           Amount          Estimated Life
                                           ------          --------------
   Licensing fee ...................... $   946,611            5-years
   Other intangible ...................     188,116            5-years
   Goodwill on Rex Tokyo ..............     (95,338)           5-years
                                        -----------
                                          1,039,389
   Less: accumulated amortization .....    (164,021)
                                        -----------
            Intangible Assets, net .... $   875,368
                                        ===========

Total amortization expense for the quarter ended March 31, 2004 amounted to $54,812, of which $46,552 related to the licensing fee and $8,260 related to Fan Club.

The fair value of the Fan Club intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with the Marvel Enterprises contract.

Management's evaluation of the fair value allocated to the aforementioned Fan Club assets and liabilities acquired did not result in any excess values for goodwill being acquired.

NOTE 10. LOAN TO/INVESTMENT IN QUIKCAT AUSTRALIA PTY LTD

During the quarter ended March 31, 2004, the company made unsecured loans totaling $25,319 to QuikCAT Australia Pty Ltd ("QuikCAT Australia"). During the year ended December 31, 2003, the company made loans to QuikCAT Australia in the aggregate amount of $74,849. Interest on these loans accrues at 3% after certain profit targets are achieved. The company acquired 47.5% of QuikCAT Australia in 2003.

On March 31, 2004, QuikCAT Australia was recapitalized by a subscription for common shares totaling $100,000, with our contribution being $50,000. After this recapitalization, our ownership percentage increased to 47.54%.

NOTE 11. INCOME TAXES

The company management is not able to determine whether it is more likely than not that the deferred tax assets will be realized. As a result, the company has provided a 100% valuation allowance against the net deferred tax assets.

NOTE 12. CONVERTIBLE LOAN PAYABLE - RELATED PARTY

Convertible loan payable-related party was $1,500,000 and $0 as of March 31, 2004 and December 31, 2003, respectively. On March 21, 2004, we announced that PBAA, an affiliate of the company's majority shareholder, invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued a $1.5 million convertible note, convertible into 5 million shares of our common stock, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion of this note is subject to approval by our shareholders of an amendment to our Certificate of Incorporation increasing its authorized common stock to at least 150,000,000 shares.

NOTE 13. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN

Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ" and together with IAJ LBO Fund, PBAA, and Terra Firma, our "Controlling Stockholders") collectively hold approximately 82.3% of the common shares of the company. Our Controlling Stockholders (other than IAJ which was not a stockholder at the time) stated in a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on July 17, 2003, and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of our Controlling Stockholders.

The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of March 31, 2004, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

Inter Asset Japan LBO No. 1 Fund owns:
                                    InfoshowerX Co., Ltd...............42.7%
                                    IA Global, Inc.....................35.5%

PBAA Fund Ltd. owns:
                                    IA Global, Inc.....................30.2%

Terra Firma Fund Ltd. owns:
                                    IA Global, Inc.....................14.7%

Inter Asset Japan Co., Ltd. owns:
                                    IA Global, Inc......................1.9%
                                    Cyberbred Co., Ltd..................0.0% (1)

IA Global, Inc. owns:
                                    iAccele Co. Ltd.....................0.0% (2)
                                    QuikCAT Australia Pty Ltd..........47.5%
                                    Fan Club Entertainment Co., Ltd. ..67.0%
                                    Rex Tokyo Co. Ltd..................60.5% (3)

InfoshowerX Co. Ltd. owns:
                                    iAccele Co. Ltd....................23.1%

Mr. Kazunari Ito (CEO of Fan Club Entertainment Co. Ltd., Cyberbred Co.
Ltd, and Cyberholdings Co. Ltd)
                                    Cyber Holdings Co. Ltd............100.0%
                                    Cyberbred Co. Ltd..................69.0% (1)

Cyber Holdings Co. Ltd. owns:
                                    Fan Club Entertainment Co. Ltd.....33.0%

(1) Mr. Kazunari Ito, Chief Executive Officer of Fan Club Entertainment Co., Ltd., Cyberbred Co., Ltd. and Cyberholdings Co. Ltd., repurchased the 27.1% ownership interest in Cyberbred from IAJ on September 29, 2003.

(2) The company sold its 76.9% interest in iAccele Co. Ltd on December 29, 2003.

(3) The company acquired its 60.5% interest in Rex Tokyo Co Ltd on March 18,
    2004.

DEBT TO PREFERRED B SHARES CONVERSION

The company owed David Badner, a stockholder and a former consultant of the company, $563,857, as of September 25, 2002, pursuant to a convertible promissory note, dated May 31, 2002 (the "Convertible Promissory Note"). The company has been informed by IAJ that, as of September 25, 2002, IAJ LBO Fund, our largest stockholder, acquired the Convertible Promissory Note from Mr. Badner. The interest rate under the Convertible Promissory Note was 10% per annum.

During the three months ended December 31, 2002, IAJ LBO Fund loaned the company an additional $500,000 under the Convertible Promissory Note, thereby increasing the principal amount to $1,063,857. The proceeds from this additional loan were used for working capital purposes.

The Convertible Promissory Note was convertible into the company's Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of the company's common stock. On June 30, 2003, IAJ LBO Fund converted the principal amount of the Convertible Promissory Note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of the company's Series B convertible preferred stock. The 1,158 shares of Series B convertible preferred stock are convertible into 11,580,000 shares of common ctock, subject to approval by the company's shareholders of an amendment to the company's Certificate of Incorporation increasing its authorized common stock to at least 100,000,000 shares at the company's 2003 annual meeting of its stockholders.

Acquisition of iAccele Co Ltd

On February 10, 2003, the company acquired a 76.9% equity interest in iAccele Co Ltd ("iAccele"), a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100.0 million Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

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

The principal amount of this loan, together with interest thereon at 4.50% per annum, was due and payable on January 31, 2004. Pursuant to the terms of the loan, the company deferred payment of the principal amount of this loan, but not accrued interest, for one additional year with the consent of PBAA.

If this loan was not repaid by January 31, 2004, PBAA would be afforded the right to convert any portion of the then unpaid principal amount of the loan, as well as any then accrued but unpaid interest thereon, into shares of the company's common stock at a per share conversion price equal to the Japanese Yen equivalent of 80% of the average of the US dollar closing price of the common stock on the American Stock Exchange in the 20 consecutive trading days immediately prior to the date upon which PBAA gave the company notice of conversion, or, if the common stock is not then traded on the American Stock Exchange, the closing bid price for the common stock as reported by the Nasdaq Stock Market or such other primary exchange or stock bulletin board on which the common stock is then traded. By way of illustration, had such conversion occurred on February 10, 2003, PBAA would have received 7,335,145 shares of common stock which, when added to those shares currently beneficially owned by PBAA and its affiliates would increase their collective ownership of the company's common stock to approximately 78.9%.

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

The results of operations of iAccele are included in the Consolidated Statements of Operations for the period February 11, 2003 to December 29, 2003.

The company purchased and subsequently leased 600 computers to an investee of the major shareholder of the company, foreignTV Japan co. Ltd., a Japanese limited liability company ("foreignTV"), IAJ owns approximately 66% of foreignTV Japan. The company previously held a minority ownership in foreignTV, but sold its interest in 2002. IAJ, a principal stockholder of the company, currently owns approximately 66% of the outstanding shares of foreignTV. These computers cost approximately $1,000 per machine or approximately $600,000. The company expects to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases were as follows;

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

On December 29, 2003, the company executed a share purchase agreement to sell our 76.9% interest in iAccele for approximately $280,000 to GM2 Co. Ltd., a private Japanese corporation ("GM2"). In addition, iAccele had approximately $700,000 of liabilities that had previously been reflected in the consolidated balance sheet of our company. In connection with the sale, we agreed to cancel approximately $300,000 of inter-company debt owed by iAccele to us. The company received the funds from GM2 on January 16, 2004.

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

Acquisition of Fan Club Entertainment Co Ltd

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

On June 4, 2003, Cyberbred signed a five year agreement with Marvel Enterprises, Inc. ("Marvel Enterprises") and Marvel Characters, Inc.("Marvel Characters" and collectively with Marvel Enterprises, "Marvel") to manage their fan club in Japan. The Marvel Characters hold the rights to well known characters such as Spider Man, The Hulk, X-Men, Daredevil, Captain America, The Punisher and many others. Cyberbred currently holds the rights to manage the Universal Studio fan club in Japan.

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

$1,500,000 Convertible Note

On March 21, 2004, the company announced that PBAA, an affiliate of the company's majority shareholder, has invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued a $1.5 million convertible note, convertible into 5 million shares of our common stock, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion of this note is subject to approval by our shareholders of an amendment to our Certificate of Incorporation increasing its authorized common stock to at least 150,000,000 shares. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EIFT 98-5 or EITF 00-27.

NOTE 14. EQUITY TRANSACTIONS

During the three months ended March 31, 2004, the following stockholder equity events occurred:

In connection with the the company's initial public offering, 167,843 units were issued to the underwriter with an exercise price of $6.60 for one share of common stock and a warrant to purchase another share of common stock at $9.00, which expire in May 2004.

On June 15, 2003, the company granted 4,975,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest over three years. Two million of these options expired on April 3, 2004 when three directors resigned from the board of directors. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned. The remaining 2,500,000 stock options issued to the officers and directors expire on June 15, 2013.

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

NOTE 15. THIRD PARTY LICENSES AND AGREEMENTS

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

As part of the company's strategy to develop our Internet data acceleration products, the company is in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc. ("ICG"), to acquire certain assets of ICG that relate to the technology that the company intends to acquire from QuikCAT on May 17, 2004, subject to the approval of the United States Bankruptcy Court, Northern District of Ohio approved of the company's bid to acquire substantially all of its assets of QuikCAT for $700,000, plus the assumption of certain contracts, agreements and liabilities.

As part of these discussions, on February 5, 2004, the company agreed to loan ICG up to $150,000 secured by source code for the Miliki SuperCompressor, which is a software product that compresses electronic documents and images and allows a user to email large files much faster and to save these files using much less storage space. The company has advanced $100,000 to ICG under this loan agreement. The note is due May 20, 2004 and accrues interest at 4% annually. There is no assurance that the ICG asset acquisition will be closed.

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

We are organized by company. Each company reports to the President who has been designated as the Chief Operating Decision Maker ("CODM") as defined by SFAS 131 "Disclosures About Segments of an Enterprise and Related Information". The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

The following companies are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, (ii) iAccele Co Ltd, a Japanese company engaged in the business of providing Internet data transmission acceleration service, (iii) Fan Club Entertainment Co Ltd, a Japanese company which provides advertising, merchandising, publishing, website and data management services to Cyberbred Co Ltd, (iv) QuikCAT Australia Pty Ltd., an Australian company engaged in the business of providing Internet data transmission acceleration service to the Australia and New Zealand markets and,
(v) Rex Tokyo Co Ltd, a supplier and re-fitter of equipment for the Pachinko and gaming industry in Japan. iAccele was sold on December 29, 2003.

The following table presents revenues, operating income (loss) and total assets by company for the three months ended March 31, 2004 and 2003:

(in thousands)
                                                            QuikCAT    Fan Club
                                   IA Global,   Rex Tokyo  Australia  Entertain.    iAccele
Company                             Co Ltd         Ltd      Pty Ltd     Co Ltd      Co Ltd         Total
                                   ----------   ---------  ---------  ---------     -------       --------
Quarter Ended:
       March 31, 2004
       Revenue ...............      $     -       $1,101      $  -      $  930      $     -       $  2,031

       Operating income (loss)         (516)         133         -          20            -           (363)

       Total assets ..........        1,746        7,127       151       1,765            -         10,789

       March 31, 2003
       Revenue ...............          $ -          $ -       $ -         $ -      $     5       $      5

       Operating loss ........         (307)           -         -           -         (329)          (636)

       Total assets ..........          607            -         -           -        1,731          2,338

Geographic Region                      U.S.                 Japan               Australia           Total
                                    ---------             --------              ---------          -------
Quarter Ended:
       March 31, 2004
       Revenue ...............      $     -               $ 2,031                 $   -            $ 2,031

       Operating loss ........         (516)                  153                     -               (363)

       Total assets ..........        1,746                 8,892                   151             10,789

       March 31, 2003
       Revenue ...............      $     -               $     5                 $   -            $     5

       Operating loss ........         (307)                 (329)                    -               (636)

       Total assets ..........          607                 1,731                     -              2,338

       The following reconciles operating loss to net loss before income taxes:

                                                         Quarter Ended
                                                           March 31,
                                                       -----------------
                                                        2004        2003
                                                       -----       -----
       Operating loss ...........................      $(363)      $(636)

       Other income (expense) ...................          4         (83)
                                                       -----       -----

       Loss  before minority
         interests and income taxes .............       (359)       (719)

       Minority interests .......................        (34)          -
                                                       -----       -----

       Loss before income taxes .................      $(393)      $(719)
                                                       =====       =====

NOTE 18. SUBSEQUENT EVENTS

In April 2003, the board of directors voted to amend the conversion price for the 1,678,433 warrants outstanding from our public offering from an exercise price of $9.00 per share to an exercise price of $3.50 per share. On April 12, 2004, the warrants expired without having been exercised.

On June 15, 2003, the company granted 4,975,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to directors and officers of the company, and these options vest over three years. Two million of these options expired on April 3, 2004 when three directors resigned from the board of directors. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned. The remaining 2,500,000 stock options issued to the officers and directors expire on June 15, 2013.

The company has advanced $100,000 to ICG under a loan agreement. The note is due May 5, 2004 and accrues interest at 4% annually. This due date was extended to May 20, 2004 on May 5, 2004.

On April 5, 2004, the company announced that effective April 3, 2004, Chinin Tana, Satoru Hirai, Hiroshi Kubori and Masazumi Ishii resigned as directors of the company. Masazumi Ishii, our audit committee chairman, was our audit committee financial expert within the meaning of the SEC rules. These resignations were not because of any disagreement with the company on any matter relating to the company's operations.

On April 5, 2004, the company also announced that Eric La Cara was appointed a director of the company. In addition, Mr. La Cara was appointed chairman of the audit committee and our audit committee financial expert within the meaning of the SEC rules and a member of the nominating and compensation committees.

As a result of these changes, the company's board will consist of two management directors, Alan Margerison, CEO, and Mark E. Scott, CFO, and three independent directors, Raymond Christinson, Jun Kumamoto and Eric La Cara. The company's Audit, Compensation and Nominating Committees will each be comprised solely of the company's independent directors. Thus, the company is currently in compliance with relevant AMEX and SEC rules for board composition and corporate governance.

On April 5, 2004, the company announced that Satoru Hirai, resigned as Chief Operating Officer of the company effective March 31, 2004.

As part of the company's strategy to develop our Internet data acceleration products, on February 5, 2004, we entered into an agreement with QuikCAT to acquire substantially all of its assets of QuikCAT for $700,000, plus the assumption of certain contracts, agreements and liabilities. QuikCAT has filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio, and therefore, our acquisition is subject to approval by the Bankruptcy Court. The Bankruptcy Court is expected to approve the company's bid on May 17, 2004.

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

(dollars in thousands)
                                          Three Months March 31, 2004
                                  ---------------------------------------------
                                   2004        2003     $ Variance   % Variance
                                   ----        ----     ----------   ----------

Revenue ........................  $ 2,031     $     5     $ 2,026     40520.0%

Cost of sales ..................    1,511         109       1,402      1286.2%
                                  -------     -------     -------     -------

Gross profit (loss) ............      520        (104)        624       600.0%
                                  -------     -------     -------     -------

Expenses:
Selling, general and
  adminstrative expenses .......      883         532         351        66.0%
                                  -------     -------     -------     -------
Total expenses .................      883         532         351        66.0%
                                  -------     -------     -------     -------

Operating loss .................     (363)       (636)        273        42.9%
                                  -------     -------     -------     -------

Other Income (Expense):
Interest income ................        3           1           2       200.0%
Interest expense ...............       (5)        (79)         74       -93.7%
Other Income ...................        6          (5)         11      -220.0%
                                  -------     -------     -------     -------

Total other income (expense) ...        4         (83)         87       104.8%
                                  -------     -------     -------     -------
Loss before minority interests
  and income taxes .............     (359)       (719)        360        50.1%

Minority interests .............      (34)          -         (34)         *
                                  -------     -------     -------     -------
Loss before income taxes .......     (393)       (719)        326        45.3%
Income taxes ...................       76           -           -          *
                                  -------     -------     -------     -------
Net loss .......................  $  (469)    $  (719)    $   326        45.3%
                                  =======     =======     =======     =======

 * Not meaningful.

THREE MONTHS ENDED MARCH 31, 2004 VS. THREE MONTHS ENDED MARCH 31, 2003

Net Revenue

Net revenue for the quarter ended March 31, 2004 increased $2,026,000 to $2,031,000, as compared to the quarter ended March 31, 2003. This increase was due to revenue from our 2003 and 2004 acquisitions. Fan Club recorded revenue of $930,000 and Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $1,101,000. The prior year included iAccele revenue of $5,000, which was primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers (VARs), internet service providers (ISPs) or directly to end-users. iAccele was sold on December 29, 2003.

Cost of Sales

Cost of sales for the quarter ended March 31, 2004 increased $1,402,000 to $1,511,000, as compared to the quarter ended March 31, 2003. This increase was due to Fan Club expenses of $795,000, primarily related to outsourced website development for customers and outsourced expenses and Rex Tokyo cost of sales expenses of $716,000. The prior year included license fees for iAccele software and other iAccele costs of $109,000.

Expenses

Selling, general and administrative expenses for the quarter ended March 31, 2004 increased $351,000 to $883,000, as compared to the quarter ended March 31, 2003. This was due to increased operating expenses of $116,000 related to Fan Club and $252,000 related to Rex Tokyo. The prior year included iAccele expenses of $222,000.

For 2004 and 2003, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition Fan Club on August 5, 2003 and Rex Tokyo on March 18, 2004 and the sale of iAccele on December 29, 2003.

Other Expense

Other expense for the quarter ended March 31, 2004 was $4,000 as compared to other expense of $83,000 for the quarter ended March 31, 2003. This decrease was due to reduced interest and beneficial conversion rights on convertible loans-related party.

Net Loss

Net loss was $469,000 for the quarter ended March 31, 2004 as compared to a net loss of $719,000 for the quarter ended March 31, 2003. The reasons for the decreased loss were discussed above.

Grant of Stock Options

On June 15, 2003, we company granted 4,975,000 stock options, subject to shareholder approval at the forthcoming 2003 annual meeting of shareholders, with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest over three years. Two million of these options expired on April 3, 2004 when three directors resigned from the board of directors. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned. The remaining 2,500,000 stock options issued to the officers and directors expire on June 15, 2013.

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

We have not recorded any compensation expense for stock options granted to employees during the quarters ended March 31, 2004 and 2003.

Liquidity and Capital Resources

We had cash of approximately $4.5 million and net working capital of approximately $1.8 million as of March 31, 2004. We had a net loss of $2.1 million for the year ended December 31, 2003 and we expect to incur operating losses through 2004.

We received $280,000 from the sale of iAccele on January 16, 2004, $400,000 from a subscription agreement from an affiliated party on January 12, 2004, $354,000 from the sale of our Fan Club shares on February 10, 2004 and $1,500,000 from a convertible note from an affiliated party on March 17, 2004. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and QuikCAT Australia and to acquire businesses. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $17.4 million as of March 31, 2004, with approximately $8.8 million raised in the initial public offering, $6.4 million raised in private placements, $2.1 million raised in the conversion of debt and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $9.5 million, including $6.9 million issued for services, $2.3 million related to a beneficial conversion feature, $.2 million related to the Fan Club acquisition and $.1 million related to the Rex Tokyo acquisition. Additional funding was obtained in the form of a convertible loan from a related party, of which approximately $1.5 million was outstanding as of March 31, 2004.

Operating Activities

Net cash provided by operations for the quarter ended March 31, 2004 was $1,189,000. This amount was primarily related to a net loss of $469,000 and a decrease in deferred revenues of $463,000. This was offset by depreciation and amortization of $66,000, a decrease in accounts receivable of $732,000, prepaid costs of $311,000 and other current assets of $467,000 and an increase in minority interests of $444,000.

Investing Activities

Net cash provided by investing activities for the quarter ended March 31, 2004 was $851,000. This amount related to the cash generated by Rex Tokyo following the acquisition of $1,935,000, offset by the acquisition of Rex Tokyo for $941,000 discussed below and purchase of capital expenditures of $112,000.

On March 18, 2004, we executed separate share purchase agreements with Rex Tokyo Co. Ltd. ("Rex Tokyo") and its management, pursuant to which we acquired, in aggregate, a 60.5% ownership interest in Rex Tokyo. We purchased 1,000 shares of Rex Tokyo stock from the company for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 17, 2004. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock.

Financing Activities

Net cash provided by financing activities for the quarter ended March 31, 2004 was $1,775,000. This amount related to a loan from a related party of $1,500,000 and the proceeds of the sale of common stock for $400,000.

On December 29, 2003, the company agreed to sell to PBAA, a related party, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

On March 21, 2004, we announced that PBAA, an affiliate of the company's majority shareholder, has invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued at $1.5 million convertible note, that is convertible into approximately 5 million shares of our common stock representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. This subject to approval by our shareholders of an amendment to our Certificate of Incorporation increasing its authorized common stock to at least 150,000,000 shares. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EIFT 98-5 or EITF 00-27.

Other Material Commitments. The company's contractual cash obligations as of March 31, 2004 are summarized in the table below (1).

                                                          Less Than                                Greater Than
 Contractual Cash Obligations               Total          1 Year        1-3 Years     3-5 Years      5 Years
 -------------------------------------   ----------      ----------      ---------     ---------     --------
 Operating leases .....................   $1,435,264      $  247,507      $402,999      $239,303      $545,455

 Capital lease obligations ............   $  131,727         131,727             -             -             -

 Long term debt repayment .............   $1,500,000       1,500,000             -             -             -

 Capital expenditures .................   $  200,000         200,000             -             -             -

 Acquisitions .........................   $1,000,000       1,000,000             -             -             -

 ----------
(1) Based on the end of period exchange rate.

Non-Cash Financing Activities

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

Intangible Assets

CAPITALIZED SOFTWARE--Software development costs were capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Software development costs were capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Amortization is based on the straight-line method over the remaining estimated economic life of the product which is two years. Costs capitalized in 2003 of $145,802 were sold as part of the iAccele sale on December 29, 2003.

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

Debt and Equity financing of Capital Transactions-Beneficial Conversion Features

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

In 2003, the Emerging Issues Task Force (EITF) reached a consensus on two issues relating to the accounting for multiple-element arrangements: Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and Issue No.03-05, "Applicability of AICPA SOP 97-2 to Non- Software Deliverables in an Arrangement Containing More Than Incidental Software." The consensus opinion in EITF No. 03-05 clarifies the scope of both EITF 00-21 and Statement of Financial Position (SOP) 97-2, "Software Revenue Recognition," and was reached on July 31, 2003. The transition provisions allow either prospective application or a cumulative effect adjustment upon adoption. EITF Nos. 00-21 and 03-05 did not have a material impact on our Consolidated Financial Statements.

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

In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003, one acquisition in August, 2003 and one acquisition in March 2004, invested in a joint venture in July, 2003 and sold a business in December,2003. Such transactions are accompanied by a number of risks, including:

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

We were was granted an exclusive Reseller License Agreement by QuikCAT for the iNet Client Software on October 6, 2003 for the territories of Australia, New Zealand and Japan. This license was approved by the United States Bankruptcy Court, Northern District of Ohio on December 15, 2003. The cost of the license was $110,000, of which $10,000 was paid on September 3, 2003 and the balance was paid on January 15, 2004. The license term is for three years, with one year annual automatic renewals if the product is commercially deployed. The license requires a 5% royalty on net revenues, which is to be paid monthly. In addition, QuikCAT is to be granted (at their option) either a 10% net interest in the profits, which is to be paid every six months, or a 10% equity share of the entity that markets the iNet Client Software in the local marketplace. The license can be terminated under certain conditions. Given QuikCAT's financial position, the license agreement required QuikCAT to place in independent escrow the source code for the software. This source code may be released to us under certain conditions.

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

February 5, 2004, we entered into an agreement with QuikCAT to acquire substantially all of its assets of QuikCAT for $700,000, plus the assumption of certain contracts, agreements and liabilities. QuikCAT has filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio, and therefore, our acquisition is subject to approval by the Bankruptcy Court. The Bankruptcy Court is expected to approve our bid on May 17, 2004.

In addition, we are in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc. ("ICG"), to acquire certain assets of ICG that are related to the technology that we intend to acquire from QuikCAT on May 17, 2004, subject to the approval of the United States Bankruptcy Court, Northern District of Ohio. As part of these discussions, on February 5, 2004, we agreed to loan ICG up to $150,000 secured by source code for the Miliki SuperCompressor, which is a software product that compresses electronic documents and images and allows a user to email large files much faster and to save these files using much less storage space. We have advanced $100,000 to ICG under this loan agreement. The due date is May 20, 2004 accrues interest at 4% annually. There is no assurance that the ICG asset acquisition will be closed.

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

-  WE ARE SUBJECT TO COMPETITIVE PRESSURES

While we are not aware of any organization that is providing the complete suite of services under the same business model we are utilizing, in general, we face competition from entities that provide Internet data transmission acceleration products, supply equipment and services to the Pachinko and gaming industry or which provide advertising, merchandising, publishing, website and data management services. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition to the foregoing, some of our key customers or potential customers might decide to build their own Internet data transmission acceleration product or supply equipment or services to the Pachinko and gaming industry or provide advertising, merchandising, publishing, website and data management services. Although this has not been the industry trend over the past year, if this were to happen, we might be adversely impacted thereby.

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

-  THE COMPANY IS EXPOSED TO LEGAL CLAIMS

We have been, currently are, or in the future may be involved in legal proceedings or claims. Such claims are detailed in Part 2, Item 1, Legal Proceedings. Such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's time and attention. There can be no guarantee that we will be successful in resolving such claims.

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

-  OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of May 10, 2004, Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ") collectively hold approximately 82.3% of our common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, one of our Directors, and our President and Chief Executive Officer, currently serves as the Chairman of IAJ, a Japanese venture capital company.

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

- THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 10, 2004, 72.4 million shares of common stock were outstanding. Significant shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the company, they may only sell their shares of common stock in the public market in compliance with the volume limitations of Rule 144.

-  WE ARE EXPOSED TO FOREIGN CURRENCY RISKS

The majority of our operations are located in Japan. We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen and US Dollar would have a material adverse effect on our business, financial condition and results of operations.

-  WE HAVE LIMITED INSURANCE

We have limited director and officer insurance and no commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

-  OUR CUSTOMER BASE IS CONCENTRATED

Two customers were 33.4% and 32.4% of sales for the quarter ending March 31, 2004. We anticipate that significant customer concentration will continue for the foreseeable future. The loss of a significant customer would have a material adverse effect on our business, financial condition and results of operations.

-  OUR VENDOR BASE IS CONCENTRATED

Our vendor base is concentrated in a few major suppliers for Rex Tokyo and Fan Club. We anticipate that significant vendor concentration will continue for the foreseeable future. Such concentration can result in pricing, payment or supply issues and such issues would have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency

We were exposed to foreign currency risks due to the acquisition of Fan Club on August 5, 2003 and Rex Tokyo on March 18, 2004. These businesses operate in Japan.

We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

Interest Rate Risk

The Company is exposed to interest rate risk due to the convertible loan payable-related party of approximately $1,500,000 as of March 31, 2004. The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31,2004, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

While there can be no guarantee that we will be successful in resolving this claim with Mr. Krakowski, we do believe that we are appropriately indemnified by Mr. Badner for Mr. Krakowski's claims.

We believe there are no other pending legal proceedings that, if adversely determined, would have a material adverse effect on our business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       The Annual Meeting of Stockholders was held on May 14, 2004. The results of the Annual Meeting were as follows:

                                                                       Votes             Votes          Votes
 Proposal                           Descroption                         For             Against        Abstained
 --------    ---------------------------------------------------     -----------        -------        ---------
    1        Election of Directors-
             Alan Margerison                                          46,079,992         13,300            -
             Mark Scott                                               46,079,992         13,300            -
             Raymond Christinson                                      46,079,992         13,300            -
             Jun Kumamoto                                             46,079,992         13,300            -
             Eric La Cara                                             46,079,992         13,300            -

    2        Authorize the issuance of our common stock               46,018,292         75,000            -
             upon conversion of our Series B convertible
             preferred stock.

    3        Amend our certificate of incorporation to increase       46,017,992         75,300            -
             the number of authorized shares from 75,000,000
             to 150,000,000.

    4        Ratify the issuance of 15,411,650 shares of our          46,013,997         75,395           3,700
             common stock to David Badner in various
             transactions in 2001 and 2002.

    5        Authorize the issuance of our common stock upon          46,025,292         37,000          31,000
             conversion of outstanding debt.

    6        Ratify the issuance of 13,333,333 shares of our          46,021,997         67,595           3,700
             stock to PBAA Fund Ltd. as of June 30, 2003.

    7        Approve an amendment to our 1999 and 2000 stock          45,840,040        251,652           1,600
             option plans to increase the total number of shares
             that may be granted under the plans from 1,500,000
             to 12,000,000.

ITEM 5.  OTHER INFORMATION

         Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

    10.1 Share Purchase Agreement, dated as of February 5, 2004, between IA Global, Inc. and Cyber Holdings Co Ltd.(1)

    10.2 Certificate of Officers, dated as of February 5, 2004, among IA Global, Inc., Cyber Holdings Co Ltd. and Fan Club
             Entertainment Co Ltd.(1)

    10.3 Employment Agreement, dated January 12, 2004, between IA Global, Inc. and Mark Scott (2)

    10.4 Offer to Hire Mark Scott, dated January 12, 2004, between IA Global, Inc. and Mark Scott (2)

    10.5 Secured Promissory Note, dated February 5, 2004, between IA Global, Inc. and Innovative Computing Group, Inc. (2)

    10.6 Security Agreement, dated February 5, 2004, between IA Global, Inc. and Innovative Computing Group, Inc. (2)

    10.7 Subscription Agreement, dated March 5, 2004, between IA Global, Inc. and PBAA Fund Ltd. (2)

    10.8 Convertible Promissory Note, dated March 5, 2004, between IA Global, Inc. and PBAA Fund Ltd. (2)

    10.9 Stockholder's Agreement, dated March 18, 2004, among IA Global, Inc., Rex Tokyo Co Ltd, Hiroyuki Ejima and all holders of Rex Tokyo Co Ltd common shares.(2)

   10.10 Share Exchange Agreement, dated March 18, 2004, between IA Global, Inc. and Hiroyuki Ejima.(2)

   10.11 Share Purchase Agreement, dated March 18, 2004, between IA Global, Inc. and Rex Tokyo Co Ltd. (2)

   10.12 Reseller License Agreement, dated October 6, 2003, between IA Global, Inc. and QuikCAT.com, Inc. (2)

   10.13 Redeemable Note, dated December 31, 2003, between IA Global, Inc. and QuikCAT Australia Pty Ltd. (2)

   10.14 Redeemable Note, dated February 13, 2004, between IA Global, Inc. and QuikCAT Australia Pty Ltd. (2)

   10.15 Series B Subscription B Form, dated March 31, 2004, between IA Global, Inc. and QuikCAT Australia Pty Ltd. (2)

    31.1     Section 302 Certifications

    31.2     Section 302 Certifications

    32.1     Section 906 Certifications

    32.2     Section 906 Certifications
   ----------
   (1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 17, 2004, and incorporated herein by reference.
   (2) Filed as an exhibit to Registrants's Annual Report on Form 10-K, dated March 30, 2004, and incorporated herein by reference.

         (b) Reports of Form 8-K

During the quarter ended March 31, 2004, we filed or submitted the following current reports on Form 8-K with the Securities and Exchange Commission:

Current report on Form 8-K, dated December 29, 2003, was filed on January 26, 2004. The items which reported the following:

         o Item 2 - Acquisition or Dispositions of Assets, On December 29, 2003, we executed a share purchase agreement to sell our 76.9% interest in iAccele Co. Ltd.

         o Item 5 - Other Events and Required FD Disclosures, which reported the following:

         - On December 29, 2003, we agreed to sell to PBAA Fund Ltd., a related party, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000.

         - On January 10, 2004, the United States District Court Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski.

 Current report on Form 8-K, dated February 5, 2004, was filed on February 17, 2004. The items which reported the following:

         o Item 2 - Acquisition or Dispositions of Assets, On February 5, 2004, we executed a share purchase agreement to sell 75,040 shares of Fan Club Entertainment Co. Ltd. ("Fan Club") for approximately $354,000 to Cyber Holdings Co. Ltd.

         o Item 5 - Other Events and Required FD Disclosures, which reported the following:

         - On January 27, 2004, Mark E. Scott, our Chief Financial Officer, joined the Board of Directors of the company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IA Global, Inc.
                                       (Registrant)

Date:  May 17, 2004                    By: /s/ Alan Margerison
                                       -------------------
                                       Alan Margerison,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date:  May 17, 2004                    By: /s/ Mark E. Scott
                                       ------------------
                                       Mark E. Scott,
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                       Principal Accounting Officer)