Form 10-Q
period 2004-06-30
IA GLOBAL INC
filed 2004-08-10
CIK 1077634

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ___________________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                         COMMISSION FILE NUMBER: 1-15863

                           ___________________________


                                 IA GLOBAL, INC.
             (Exact name of Registrant as specified in its charter)

                           ___________________________


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

                           ___________________________


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

                                 Yes [ ] No [X]

         As of August 9, 2004 there were issued and outstanding 77,921,361 shares of the Registrant's Common Stock.
________________________________________________________________________________

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

                          PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                                                                   June 30,        December 31,
                                                                                     2004              2003
                                                                                 ------------      ------------
                                                                                  (unaudited)        (audited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ................................................     $  3,087,520      $    676,782
  Accounts receivable, net of allowance for doubtful
     accounts of $88,907 and $0, respectively ..............................        4,116,426         1,266,335
  Consumption and deferred tax receivable ..................................           47,861            49,482
  Notes receivable .........................................................          350,803                 -
  Inventories ..............................................................        1,128,181                 -
  Prepaid costs ............................................................          148,891           438,142
  Subscription receivable ..................................................                -           400,000
  Other current assets .....................................................          283,024           296,163
                                                                                 ------------      ------------
   Total current assets ....................................................        9,162,706         3,126,904

EQUIPMENT, NET .............................................................          297,004               812

OTHER ASSETS
  Intangible assets, net ...................................................        1,562,940         1,014,685
  Deferred tax asset .......................................................          310,256                 -
  Loan to QuikCAT Australia Pty Ltd ........................................          100,911            74,849
  Investment in QuikCAT Australia Pty Ltd ..................................           33,590                 -
  Other assets .............................................................          230,448                 -
                                                                                 ------------      ------------

                                                                                 $ 11,697,855      $  4,217,250
                                                                                 ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade .................................................     $  5,130,105      $    861,149
  Accrued liabilities ......................................................          601,756           138,580
  Deferred revenue .........................................................                -           463,119
  Investment in QuikCAT Australia Pty Ltd ..................................                -             1,137
  Consumption taxes received ...............................................           64,922                 -
  Income taxes payable .....................................................          148,799            23,754
  Current portion of long term debt ........................................          461,638                 -
                                                                                 ------------      ------------
   Total current liabilities ...............................................        6,407,220         1,487,739
                                                                                 ------------      ------------

LONG TERM  LIABILITIES:
  Long term debt ...........................................................          461,637                 -
                                                                                 ------------      ------------

MINORITY INTERESTS .........................................................        1,289,861            44,706
                                                                                 ------------      ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value,
   5,000 shares authorized 1,158 and
   -0- issued and outstanding, respectively
   (liquidation value $1,158,000) ..........................................               12                12
  Common stock, $.01 par value, 150,000,000 shares authorized,
   77,921,361 and 71,894,324, issued and outstanding, respectively .........          779,213           718,943
  Paid in capital ..........................................................       27,687,127        26,049,286
  Accumulated deficit ......................................................      (24,912,227)      (24,147,785)
  Treasury stock ...........................................................          (50,000)          (50,000)
  Foreign currency translation adjustment ..................................           35,012           114,349
                                                                                 ------------      ------------
   Total stockholder's equity ..............................................        3,539,137         2,684,805
                                                                                 ------------      ------------

                                                                                 $ 11,697,855      $  4,217,250
                                                                                 ============      ============

                                 See notes to consolidated financial statements.

                                                        3

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------   ---------------------------
                                                          2004           2003           2004           2003
                                                      ------------   ------------   ------------   ------------
                                                       (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE ............................................  $  9,382,494   $     99,164   $ 11,413,240   $    105,018

COST OF SALES ......................................     7,916,473        190,871      9,427,491        299,922
                                                      ------------   ------------   ------------   ------------

GROSS PROFIT .......................................     1,466,021        (91,707)     1,985,749       (194,904)
                                                      ------------   ------------   ------------   ------------

EXPENSES:
  Selling, general and administrative expenses .....     1,638,266        579,845      2,521,434        971,466
  Writedown of fixed assets ........................        81,652              -         81,652              -
                                                      ------------   ------------   ------------   ------------
         Total expenses ............................     1,719,918        579,845      2,603,086        971,466
                                                      ------------   ------------   ------------   ------------

OPERATING LOSS .....................................      (253,897)      (671,552)      (617,337)    (1,166,370)
                                                      ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income ..................................         5,325            642          7,853          1,697
  Interest expense .................................       (14,518)      (117,068)       (19,525)      (196,139)
  Other income (expense) ...........................       146,205        (19,207)       148,853        (23,849)
  Foreign currency translation adjustment ..........             -          2,805          2,255          2,616
  Loss on equity investment in QuikCAT
         Australia Pty Ltd .........................       (17,229)             -        (15,273)             -
                                                      ------------   ------------   ------------   ------------
         Total other income (expense) ..............       119,783       (132,828)       124,163       (215,675)
                                                      ------------   ------------   ------------   ------------

LOSS BEFORE MINORITY INTERESTS
  AND INCOME TAXES .................................      (134,114)      (804,380)      (493,174)    (1,382,045)

MINORITY INTERESTS .................................        34,203              -         68,567              -
                                                      ------------   ------------   ------------   ------------

LOSS BEFORE INCOME TAXES ...........................      (168,317)      (804,380)      (561,741)    (1,382,045)

INCOME TAXES:
  Current ..........................................       114,298              -        178,421            332
  Deferred .........................................        12,866              -         24,281              -
                                                      ------------   ------------   ------------   ------------

NET LOSS ...........................................      (295,481)      (804,380)      (764,443)    (1,382,377)

Deemed dividend ....................................             -       (693,333)             -       (693,333)
                                                      ------------   ------------   ------------   ------------

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS .....................................  $   (295,481)  $ (1,497,713)  $   (764,443)  $ (2,075,710)
                                                      ============   ============   ============   ============

Per share of Common-
  Basic net loss per share .........................  $      (0.00)  $      (0.03)  $      (0.01)  $      (0.04)
                                                      ============   ============   ============   ============
  Diluted net loss per share .......................  $      (0.00)  $      (0.03)  $      (0.01)  $      (0.04)
                                                      ============   ============   ============   ============
  Weighted average shares of common
         stock outstanding .........................    73,156,824     51,797,556     72,561,112     51,797,556
  Weighted average shares of common stock
         and common equivalent shares
         outstanding ...............................    73,156,824     51,797,556     72,561,112     51,797,556

                                 See notes to consolidated financial statements.

                                                        4

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                    Six Months Ended June 30,
                                                                                  -----------------------------
                                                                                     2004               2003
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................      $  (764,443)      $(1,384,993)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ..........................................          195,749           285,380
    Loss on disposal of leasehold improvement ..............................           81,652                 -
    Amortization of beneficial conversion feature ..........................                -            98,796
    Equity based compensation ..............................................                -            80,000
    Equity gain from investment in QuickCAT Australia Pty Ltd. .............           15,273                 -
    Minority interests .....................................................          478,047                 -
    Accrued interest on notes/loans payable ................................           16,820                 -
    Accounts receivable ....................................................          112,308          (372,263)
    Notes receivable - trade ...............................................         (303,153)                -
    Consumption and deferred tax receivable ................................           66,543                 -
    Inventory ..............................................................         (299,966)                -
    Prepaid costs ..........................................................          289,252                 -
    Deferred license fee receivable ........................................                -          (144,383)
    Other current assets ...................................................          246,150                 -
    Deferred tax assets ....................................................           13,020                 -
    Other assets ...........................................................         (107,705)                -
    Accounts payable .......................................................          126,925            79,900
    Accrued liabilities ....................................................          (35,901)          347,949
    Income taxes payable - foreign .........................................          125,046            17,582
    Deferred revenue .......................................................         (463,119)        1,069,626
                                                                                  -----------       -----------

NET CASH PROVIDED BY (USED IN) OPERATIONS ..................................         (207,502)           77,594
                                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in QuikCAT Australia Pty Ltd ................................          (50,000)                -
    Cash of Rex Tokyo Co Ltd immediately following acquisition .............        1,934,839                 -
    Purchase of Rex Tokyo Co Ltd ...........................................         (941,000)                -
    Purchase of IA Global Acquisition Co., Inc. ............................         (700,000)                -
    Purchase of iAccele Co Ltd .............................................                -        (1,299,966)
    Purchases of capital expenditures ......................................         (304,524)         (376,842)
    Other assets ...........................................................                -             5,476
                                                                                  -----------       -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........................          (60,685)       (1,671,332)
                                                                                  -----------       -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from loan payable - related party .............................        1,500,000         1,288,710
    Loan to Innovative Computing Group, Inc. ...............................         (100,000)                -
    Loan to QuikCAT Australia Pty Ltd. .....................................          (25,000)                -
    Proceeds from issuance of common stock .................................          400,000                 -
    Proceeds from long term debt ...........................................          923,275                 -
    Proceeds from exercise of options ......................................           40,000                 -
    Proceeds from sale of stock ............................................                -         2,000,000
                                                                                  -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..................................        2,738,275         3,288,710
                                                                                  -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................        2,470,088         1,694,972

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................          (59,350)                -

CASH AND CASH EQUIVALENTS, beginning of the period .........................          676,782           444,383
                                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, end of the period ...............................      $ 3,087,520       $ 2,139,355
                                                                                  ===========       ===========

Supplemental disclosures of cash flow information:
    Interest paid ..........................................................      $         -       $         -
    Taxes paid .............................................................      $   198,219       $         -
Non-cash financing activities:
    Common stock issued for Rex Tokyo Co Ltd ...............................      $   138,600       $         -
    Conversion of debt to equity ...........................................      $ 1,519,511       $ 1,158,367
    Contribution of note to capital ........................................      $   101,629                 -

                                See notes to consolidated financial statements.

                                                        5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying unaudited CONSOLIDATED financial statements of IA Global, Inc. and SUBSIDIARIES (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended June 30, 2004 and 2003 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. QuikCAT Australia Pty Ltd is accounted for on an equity basis based on our 47.5% equity ownership as of June 30, 2004. Intercompany items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts receivable consists primarily of amounts due to the company from our normal business activities. The company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within our portfolio. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The company records a provision for excess and obsolete inventory whenever an impairment has been identified.

EQUIPMENT - Equipment represents machinery, equipment and software, which are stated at cost less accumulated depreciation. Depreciation of machinery and equipments is computed by the declining method over the estimated useful lives of the related assets (approximately 3-15 years). Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of two years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortized the intangible assets and intellectual property acquired in connection with the acquisition of Fan Club Entertainment over sixty months on a straight - line basis, which is the life of the Marvel Enterprises, Inc. agreement. The company amortized the intangible assets and intellectual property acquired in connection with the acquisition of QuikCAT over sixty months on a straight - line basis, which is the expected life of the technology.

LONG - LIVED ASSETS - The company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

SOFTWARE DEVELOPMENT COSTS - The company capitalizes software license and development costs, subject to net realizable value considerations. These costs are included in the balance sheet in property and equipment and are amortized over 24 months using the higher of the straight line method or the ratio of current gross revenues to the total of the current and expected future revenues of the product. Costs capitalized in 2003 of $145,802 were sold as part of the iAccele sale on December 29, 2003 and included expenses to adopt licensed internet acceleration software to the Japanese Market.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable and accounts payable and loan payable-related party approximate fair value based on the short-term maturity of these instruments.

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS - BENEFICIAL CONVERSION FEATURES - The company has adopted EITF issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for the convertible debt. EITF 98-5 requires recognition of a conversion feature that is in-the-money at issuance as additional paid-in-capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The intrinsic value of the feature is the difference between the conversion price and the fair value of the stock into which the security is convertible, multiplied by the number of shares. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. The beneficial conversion feature of debt or equity instruments, depending on the specific facts and circumstances, will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

FAN CLUB REVENUE RECOGNITION - Fan Club's main source of revenue was derived from the activities associated with Marvel, as received from Cyberbred. These activities include the following:

   o Website development- Fan Club establishes websites to increase the number of members of the Marvel Fan Club, distribute a mail magazine, and data mine the member database.

   o Marvel Fan Club Magazine - Fan Club creates and produces a monthly magazine for members of the Marvel Fan Club.

   o Marvel Fan Club Merchandising - Fan Club creates and sells Marvel merchandise to fan club members.

   o Event Planning - Fan Club assists in the planning and running of an events for Marvel Fan Club.

The company recognizes Fan Club revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, the work has been accepted and collectibility is reasonably assured. Deferred revenue includes amounts billed to customers for whom revenue has not been recognized that generally results from products completed by the company prior to year-end but not accepted by end users until after year-end.

REX TOKYO REVENUE RECOGNITION - Rex Tokyo's revenue was derived from the following:

   o  Sale of equipment to major stores.

   o  Installation of machines and fittings to major stores.

   o  Maintenance of machines and other equipment in major stores.

The company recognizes Rex Tokyo revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were no advertising costs incurred for the three and six months ended June 30, 2004 and 2003.

FOREIGN CURRENCY TRANSLATION - Foreign entities whose functional currency is the local currency translate net assets at the end of period rates and income and expense accounts at average exchange rates for the three and six month periods. Adjustments resulting from these translations are reflected in the consolidated balance sheet under unrealized foreign currency exchange and the statement of operations under other income (expense).

STOCK BASED COMPENSATION - The company has stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                  For the three months ending        For the six months ending
                                                            June 30,                          June 30,
                                                  ---------------------------       ---------------------------
                                                     2004              2003            2004              2003
                                                  ---------         ---------       ---------         ---------
Net loss available to common
    shareholders, as reported ................    $(295,481)      $(1,497,713)      $(764,443)      $(2,075,710)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...................      (53,102)           (2,474)        (82,821)         (106,846)
                                                  ---------       -----------       ---------       -----------

Pro-forma net loss available to common
    shareholders .............................    $(348,583)      $(1,500,187)      $(847,264)      $(2,182,556)
                                                  =========       ===========       =========       ===========

Earnings per share:
    Basic and diluted- as reported ...........    $   (0.00)        $   (0.03)      $   (0.01)        $   (0.04)
    Basic and diluted- pro-forma .............    $   (0.00)        $   (0.03)      $   (0.01)        $   (0.04)

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

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                For the Six Months Ended
                                                         June 30,
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

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency translation adjustments and is presented in the Statements of Operations.

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

NOTE 3. ACQUISITIONS

The acquisition Rex Tokyo and QuikCAT are key components of our strategy to shift our business model to the development of media, entertainment and technology products and services.

REX TOKYO CO LTD

On March 18, 2004, the company executed Share Purchase Agreements and a Stockholders Agreement with Rex Tokyo Co. Ltd. ("Rex Tokyo") and certain of its management, pursuant to which we acquired a 60.5% ownership interest in Rex Tokyo. The company purchased 1,000 shares of Rex Tokyo stock for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 25, 2004. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share which is the average closing price five days before closing. The Stockholder's Agreement places restrictions on the sale of Rex Tokyo stock in the future, requires existing management to operate the business and places conditions on the board of director composition. This agreement can be terminated under certain conditions. The company used working capital to fund the cash portion of the purchase price.

Rex Tokyo is a supplier and maintenance contractor of parts to the Pachinko and machine gaming industry in Japan. Rex Tokyo is a supplier and fitter of installations for both new Pachinko parlors and stores that are carrying out re-fittings. It supplies items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, Pachinko balls and other Pachinko accessory products as well as numerous new Pachinko and slot machines.

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

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized. The preliminary allocation is as follows:

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
                                                                   ===========

The results of operations of Rex Tokyo are included in the Consolidated Statements of Operations for the period March 18, 2004 to June 30, 2004.

The pro-forma financial data on the acquisition is included in this section below:
                                                 Pre-Acquisition
                                  As Reported,     Operatons of     Pro Forma,
                                   Six Months       Rex Tokyo       Six Months
                                     Ended          January 1-         Ended
                                 June 30, 2004    March 18, 2004   June 30, 2004
                                 -----------------------------------------------

Revenues ....................... $ 11,413,240      $ 5,639,384     $ 17,052,624

Loss before extraordinary items      (764,443)         111,505         (652,938)

Net loss .......................     (764,443)         111,505         (652,938)

Loss per common share ..........        (0.01)                            (0.01)

There were no material, nonrecurring items included in the reported the pro-forma results.

QUIKCAT.COM, INC.

On June 10, 2004, the company closed the acquisition of the intellectual property and other assets of QuikCAT.com, Inc. ("QuikCAT"). The purchase price was $700,000 in cash, plus the assumption of certain contracts, agreements and liabilities. QuikCAT had filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio and the Company had submitted a bid on February 5, 2004. The acquisition was funded from working capital.

QuikCAT is a leading multi-media compression technology company, which has developed several patented video, picture and audio compression algorithms (codecs). By utilizing a part of this technology, we have developed a proprietary Internet acceleration product.

This Internet acceleration software accelerates the delivery of data (web content and email attachments) by 3-6 times over the "last mile", where the transmission of data is typically the slowest for a dial-up connection to the Internet. IA Global has previously licensed specific parts of this technology from QuikCAT in relation to its Internet Acceleration business in Japan and Australia.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized. The preliminary allocation is as follows:

Purchase Price:
Cash ...............................    $ 700,000
                                        ---------

Net Assets Acquired (6/10/04):
Accounts receivable ................       29,114
Fixed assets .......................        5,000
                                        ---------

Total assets .......................       34,114
                                        ---------

Identifiable intangible assets .....    $ 665,886
                                        =========

The results of operations of IA Global Acquisition Co. are included in the Consolidated Statements of Operations for the period June 10, 2004 to June 30, 2004.

Historical financial statements of QuikCAT.com, Inc. and pro forma financial information relating to this transaction, as prescribed by Regulation S-X, promulgated by the Securities and Exchange Commission, are not required. The company contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc. of $101,629 to IA Global Acquisition Co on June 30, 2004 in exchange for a 90.5% in this corporation.

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

Accounts receivable was $4,116,426 and $1,266,335 as of June 30, 2004 and December 31, 2003, respectively. The company had the following customers with sales in excess of 10% for the six months ended June 30, 2004 and 2003:

                             2004               2003
                             ----               ----
Dynamu, Inc.                41.3%               0.0%
Quest Co Ltd                 0.0%              78.0%
ITCA Co Ltd                  0.0%              19.0%

Dynamu is a Rex Tokyo customer. Quest and ITCA were iAccele customers and this business was sold on December 29, 2003. There were no other customers in excess of 10% in the respective periods.

The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5. INVENTORIES

Inventories were $1,128,181 and $0 as of June 30, 2004 and December 31, 2003, respectively. The inventory consisted of the following:

                                               June 30,
                                                 2004
                                              ----------
Raw materials ...........................     $   52,275

Work in process .........................      1,075,905

Finished goods ..........................              -
                                              ----------

Total inventories .......................      1,128,181

Reserve for obsolete inventories ........              -
                                              ----------

Net inventories .........................     $1,128,181
                                              ==========

NOTE 6. PREPAID COSTS

Prepaid costs were $148,891 and $438,142 as of June 30, 2004 and December 31, 2003, respectively. Such costs as of June 30, 2004 consisted of prepaid insurance costs incurred by IA Global and prepaid Fan Club expenses related to future revenue. Such costs as of December 31, 2003 consisted of costs incurred by Fan Club for revenue that was deferred as of December 31, 2003.

NOTE 7. OTHER CURRENT ASSETS

Other current assets were $283,024 and $296,163 as of June 30, 2004 and December 31, 2003, respectively. Such assets as of June 30, 2004 included marketable securities and other assets held by Rex Tokyo. Such assets as of December 31, 2003 consisted of a receivable from GM2 of $279,356 related to the sale of iAccele on December 29, 2003. This cash was received on January 16, 2004.

NOTE 8. EQUIPMENT

Equipment was $297,004 and $812 as of June 30, 2004 and December 31, 2003, respectively. The equipment consisted of leasehold improvements, capitalized software licenses, vehicles and equipment.

NOTE 9. INTANGIBLE ASSETS

Intangible assets as of June 30, 2004 consisted of the following:

                                           Amount          Estimated Life
                                           ------          --------------
   Licensing fee ...................... $   923,276            5-years
   Other intangible ...................     955,632            5-years
   Goodwill on Rex Tokyo ..............     (95,338)           5-years
                                        -----------
                                          1,783,570
   Less: accumulated amortization .....    (220,630)
                                        -----------
            Intangible Assets, net .... $ 1,562,940
                                        ===========

Total amortization expense for the three and six months ended June 30, 2004 amounted to $109,678 and $54,812, respectively. The license fee amortization was $91,231 and the amortization of other intangibles was $18,447 for the six months ended June 30, 2004.

The fair value of the Fan Club intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with the Marvel Enterprises contract. The fair value of the QuikCAT intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with the intellectual property.

Management's evaluation of the fair value allocated to the aforementioned Fan Club and QuikCAT assets and liabilities acquired did not result in any excess values for goodwill being acquired.

NOTE 10. LOAN TO/INVESTMENT IN QUIKCAT AUSTRALIA PTY LTD

During the six months ended June 30, 2004, the company made unsecured loans totaling $26,062 to QuikCAT Australia Pty Ltd ("QuikCAT Australia"). During the year ended December 31, 2003, the company made loans to QuikCAT Australia in the aggregate amount of $74,849. Interest on these loans accrues at 3% after certain profit targets are achieved. The company acquired 47.5% of QuikCAT Australia in 2003.

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

NOTE 12. DEBT

On June 30, 2004, Rex Tokyo entered into a 100,000,000 Yen or $923,275 working capital loan with Nihon Shinko Bank Co. The loan requires twenty three monthly payments of 4,167,000 Yen or $3,847 starting July 29, 2004, with a final payment of 4,159,000 Yen, or $3,840 due on June 29, 2006. The loan accrues interest at 9.75% based on the Japanese Yen TIBOR rate, which is adjustable quarterly. The loan is cosigned by the CEO of Rex Tokyo and has certain covenants, including interest coverage, minimum assets and minimum equity. Certain activities are prohibited without consent, including distribution of profits, acquisitions and leases in excess of certain targets. The loan is not secured.

NOTE 13. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN

Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ" and together with IAJ LBO Fund, PBAA, and Terra Firma, our "Controlling Stockholders") collectively hold approximately 81.8% of the common shares of the company. Our Controlling Stockholders (other than IAJ which was not a stockholder at the time) stated in a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on July 6, 2004, and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of our Controlling Stockholders.

The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of June 30, 2004, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

Inter Asset Japan LBO No. 1 Fund owns:
                                    InfoshowerX Co., Ltd...............42.7%
                                    IA Global, Inc.....................35.3%

PBAA Fund Ltd. owns:
                                    IA Global, Inc.....................30.1%

Terra Firma Fund Ltd. owns:
                                    IA Global, Inc.....................14.6%

Inter Asset Japan Co., Ltd. owns:
                                    IA Global, Inc......................1.9%
                                    Cyberbred Co., Ltd..................0.0% (1)

IA Global, Inc. owns:
                                    iAccele Co. Ltd.....................0.0% (2)
                                    QuikCAT Australia Pty Ltd..........47.5%
                                    Fan Club Entertainment Co., Ltd....67.0%
                                    Rex Tokyo Co. Ltd..................60.5% (3)
                                    IA Global Acquisition Co...........90.5% (4)

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

(2) The company sold its 76.9% interest in iAccele Co. Ltd on December 29, 2003.

(3)   The company acquired its 60.5% interest in Rex Tokyo Co Ltd on March 18,
      2004.

(4) The company acquired its 90.5% interest when it contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc. of $101,629 to IA Global Acquisition Co on June 30, 2004 in exchange for a 90.5% in this corporation.

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

The Convertible Promissory Note was convertible into the company's Series B convertible preferred stock. Each share of Series B convertible preferred stock is convertible into 10,000 shares of the company's common stock. On June 30, 2003, IAJ LBO Fund converted the principal amount of the Convertible Promissory Note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of the company's Series B convertible preferred stock. The 1,158 shares of Series B convertible preferred stock are convertible into 11,580,000 shares of common stock.

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

iAccele was engaged in the business of providing an Internet data transmission acceleration service. Its main product offering is named after the company, iAccele. This service allowed narrow band users, as well as broadband users, to accelerate their access to the Internet, enabling them to increase the speed of downloading and uploading data from their local machine to the Internet. This speeds up web browsing and network services and accelerates email services. There was no need for the user to change his network provider connection. The iAccele product was based on a repeat subscriber business model. Subscribers to the service signed up for a 3 month or 1 year license, which provided them with a copy of the iAccele software and full access to the acceleration server.

In order to finance this purchase, the company borrowed 100.0 million Japanese Yen from PBAA Fund Ltd. Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control PBAA.

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

The company purchased and subsequently leased 600 computers to an investee of the major shareholder of the company, foreignTV Japan co. Ltd., a Japanese limited liability company ("foreignTV"), IAJ owns approximately 66% of foreignTV Japan. The company previously held a minority ownership in foreignTV, but sold its interest in 2002. IAJ, a principal stockholder of the company, currently owns approximately 66% of the outstanding shares of foreignTV. These computers cost approximately $1,000 per machine or approximately $600,000. The company expected to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases were as follows;

   o Lease 1 dated June 10, 2003 for 100 computers. The monthly rental is 950,000 Yen or approximately $8,000 per month.

   o Lease 2 dated June 20, 2003 for 200 computers. The monthly rental is 1,900,000 Yen or approximately $17,000 per month.

   o Lease 3 dated August 1, 2003 for 300 computers. The monthly rental is 2,850,000 Yen or approximately $25,000 per month.

   o  The rental period for each lease was for 2 years.

   o The lease contract shall be automatically extended for six months if foreignTV does not object at least one month prior to the contract's termination date.

   o These computers were to be returned to the company upon termination of the leases.

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

These computers were depreciated over three years.

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

Under the conversion terms, the company issued 3,163,436 shares of common stock to PBAA at a conversion rate of $0.30, representing an approximate 15% discount to the trailing twenty day average closing price of the our common stock ending November 21, 2003, the date PBAA made its investment commitment. The company recorded a deemed dividend of $177,152 in connection with this transaction and a foreign exchange adjustment of approximately $85,000.

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

The company acquired iAccele with the intent to become a wholesale distributor of an Internet acceleration product. However, the company subsequently determined that we would prefer to be a developer and licensor of the core Internet acceleration technology, rather than a wholesale distributor of such products. Therefore, the company sold its interest in iAccele, and has instead been developing its own proprietary Internet accelerator product in conjunction with QuikCAT, an Ohio based private company, that was the core technology provider to iAccele. The company licensed the core technology from QuikCAT and has also developed a user interface for this Internet acceleration product, which the company believes will enhance the commercial reception of the product.

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

ACQUISITION OF FAN CLUB ENTERTAINMENT CO LTD

On August 5, 2003, the company executed a Share Purchase Agreement to acquire from Cyber Holdings Co Ltd ("Cyber Holdings") a 67% equity interest in Fan Club Co Ltd (`Fan Club"), a privately-held Japanese company. Fan Club provides advertising, merchandising, publishing, website and data management services to Cyberbred Co Ltd, ("Cyberbred"). The purchase price for the company's equity interest in Fan Club was 134,000,000 Japanese Yen, or $1,112,960 (based on the Japanese Yen/US dollar exchange rate on August 5, 2003), as well as 350,000 shares of the company's common stock issued at $.472 per share, which is the average closing price for the five days prior to closing.

The terms of the Share Purchase Agreement require Cyber Holdings to transfer the rights under the Marvel agreement (described below) to Fan Club within five months or make its best efforts to fully cooperate in any commercially reasonable arrangement designed to provide the benefit of the Marvel agreement to Fan Club. At this time, this transfer has not taken place. The company used its working capital to fund the cash portion of the purchase price.

The Share Purchase Agreement provides that the company will receive a 67% equity interest, or 268,000 shares, in Fan Club. Cyber Holdings, which already held 20,000 shares in Fan Club, following the share purchase would have a 33% equity interest in Fan Club by paying 56 million Japanese Yen to Fan Club for an additional 112,000 shares. Cyber Holdings' obligation had not been paid as of December 31, 2003. A receivable was not booked as of December 31, 2003 due to the lack of certainty over the receipt of the funds.

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

The results of operations of Fan Club are included in the Consolidated Statements of Operations for the period August 5, 2003 to June 30, 2004.

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

$1,500,000 CONVERTIBLE NOTE

On March 21, 2004, PBAA, an affiliate of the company's majority shareholder, invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued a $1.5 million convertible note, convertible into 5 million shares of our common stock, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EIFT 98-5 or EITF 00-27.

On June 18, 2004, the company announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

NOTE 14. EQUITY TRANSACTIONS

During the six months ended June 30, 2004, the following stockholder equity events occurred:

In connection with the company's initial public offering, 167,843 units were issued to the underwriter with each unit consisting of one share of common stock and a warrant to purchase one share of common stock with an exercise price of $9.00 per share. The warrants expired in May 2004.

On June 15, 2003, the company granted 4,975,000 stock options with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest annually over three years. Two million of these options expired on April 3, 2004 when three directors resigned from the board of directors. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned. The remaining 2,500,000 stock options issued to the officers and directors expire on June 15, 2013.

On January 12, 2004, the company granted 400,000 stock options at an exercise price of $.30 per share to an executive of the company. These options vest annually over three years and expire on January 12, 2014.

On January 12, 2004, the company entered into an employment agreement with Mark Scott to serve, for a term of two years, as our Chief Financial Officer at an annual salary of $150,000. Mr. Scott is eligible to receive compensation, including options, bonuses and benefits, at the discretion of our compensation committee. Mr. Scott works full time for the company. This employment agreement also contain provisions for confidentiality for the term of the agreement and thereafter. The employment agreement also provides for a severance payment in the amount of 20% of the executive's annual base salary in the event that the employee is terminated by us without cause.

On February 25, 2004, the company granted 1,000,000 stock options at an exercise price of $.30 per share to employees of Fan Club. These options vest annually over three years and expire on February 25, 2014.

On March 18, 2004, the company purchased 150 Rex Tokyo Co Ltd shares from Mr. Ejima, the CEO of Rex Tokyo, as part of the acquisition of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share, which is the average closing price for the five days prior to closing..

On March 21, 2004, PBAA, an affiliate of the company's majority shareholder, invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company issued a $1.5 million convertible note, convertible into approximately 5 million shares of our common stock, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of the company's common stock ending March 5, 2004, the date PBAA committed to make the investment.

On March 18, 2004, the company granted 1,500,000 stock options at an exercise price of $.30 per share to employees of Rex Tokyo. These options vest annually over three years and expire on March 18, 2014.

On April 12, 2004,1,678,433 warrants traded on the American Stock Exchange under the ticker symbol IAO.WS were not exercised and became void. Each warrant was exercisable to purchase one common share of IA Global Inc. at a price of $3.50 per share.

On May 18, 2004, the company granted 300,000 stock options in total at an exercise price of $.20 per share to three directors of the company. These options vest quarterly over three years and expire on May 18, 2014.

On May 18, 2004, the company granted 100,000 stock options at an exercise price of $.20 per share to an executive officer of the company. These options vest quarterly over three years and expire on May 18, 2014.

On June 10, 2004, the company granted 150,000 stock options in total at an exercise price of $.34 per share to executive officers of Rex Tokyo. These options vest quarterly over three years and expire on June 10, 2014.

On June 10, 2004, the company granted 400,000 stock options at an exercise price of $.34 per share to an executive officer of IA Global Acquisition Co. These options vest quarterly over three years and expire on June 10, 2014.

On June 17,2004, a previous executive officer of the company exercised options totaling 500,000 shares for $40,000.

On June 18, 2004, the company announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

The company's stockholders approved an amendment to our certificate of incorporation to increase the number of shares of common stock which we shall be authorized to issue from 75,000,000 to 150,000,000 at the company's May 14, 2004 annual meeting of its stockholders.

NOTE 15. THIRD PARTY LICENSES AND AGREEMENTS

The company relies on certain agreements and technologies we license from third parties to operate our business. The company been developing our own proprietary Internet accelerator product in conjunction with QuikCAT, an Ohio based private company. Development of the interface for this product was outsourced, with the core patent based technology being licensed from QuikCAT.

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

The company was granted an exclusive Reseller License Agreement by QuikCAT for the iNet Client Software on October 6, 2003 for the territories of Australia, New Zealand and Japan. This license was approved by the United States Bankruptcy Court, Northern District of Ohio on December 15, 2003. The cost of the license was $110,000, of which $10,000 was paid on September 3, 2003 and the balance was paid on January 15, 2004. The license term is for three years, with one year annual automatic renewals if the product is commercially deployed. The license requires a 5% royalty on net revenues, which is to be paid monthly. In addition, QuikCAT is to be granted (at their option) either a 10% net interest in the profits, which is to be paid every six months, or a 10% equity share of the entity that markets the iNet Client Software in the local marketplace. The license can be terminated under certain conditions. The license agreement required QuikCAT to place the source code for the software in independent escrow and the source code may be released to us under certain conditions. As part of the company's strategy to develop our multi-media compression technology and Internet data acceleration products, the company is in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc. ("ICG"), to acquire certain assets of ICG that relate to the technology that the company acquired from QuikCAT on June 10, 2004, There is no assurance that the ICG asset acquisition will be closed.

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

As part of the company's strategy to develop our multi-media compression technology and Internet data acceleration products, the company is in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc. ("ICG"), to acquire certain assets of ICG that relate to the technology that the company acquired from QuikCAT on June 10, 2004. There is no assurance that the ICG asset acquisition will be closed.

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

The following companies are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, (ii) iAccele Co Ltd, a Japanese company engaged in the business of providing Internet data transmission acceleration service, (iii) Fan Club Entertainment Co Ltd, a Japanese company which provides advertising, merchandising, publishing, website and data management services to Cyberbred Co Ltd, (iv) IA Global Acquisition Co, a US company, engaged in multi-media compression technology and Internet acceleration products and (v) Rex Tokyo Co Ltd, a supplier and re-fitter of equipment for the Pachinko and gaming industry in Japan. iAccele was sold on December 29, 2003.

The following table presents revenues, operating income (loss) and total assets by company for the three and six months ended June 30,, 2004 and 2003:

(in thousands)
                                                               IA
                                    IA            Rex        Global       Fan Club
                                  Global,        Tokyo     Acquisition   Entertain.     iAccele
Company                             Inc.         Co Ltd        Co          Co Ltd       Co Ltd          Total
                                  -------        ------    -----------   ----------     -------        --------
Quarter Ended:

  June 30, 2004
  Revenue ......................  $     -        $8,537       $  21        $  824       $     -        $  9,382

  Operating income (loss) ......     (263)           57(1)      (50)            2             -            (254)

  Total assets .................      837         8,378         800         1,683             -          11,698

  June 30, 2003
  Revenue ......................  $     -        $    -       $   -        $    -       $    99        $     99

  Operating loss ...............     (123)            -           -             -          (549)           (672)

  Total assets .................    2,304             -           -             -         1,925           4,229

Six Months Ended:

  June 30, 2004
  Revenue ......................  $     -        $9,638       $  21        $1,754       $     -        $ 11,413

  Operating income (loss) ......     (778)          190(1)      (50)           21             -            (617)

  Total assets .................      837         8,378         800         1,683             -          11,698

  June 30, 2003
  Revenue ......................  $     -        $    -       $   -        $    -       $   105        $    105

  Operating loss ...............     (348)            -           -             -          (818)         (1,166)

  Total assets .................    2,304             -           -             -         1,925           4,229


(1) The Rex Tokyo Co Ltd operating income is net of $147,000 of merger and acquisition expenses.


Geographic Region                          U.S.          Japan            Australia        Total
                                          -----         -------           ---------       -------
Quarter Ended:

  June 30, 2004
  Revenue ..............................   $ 21         $ 9,361              $ -          $ 9,382

  Operating income (loss) ..............   (314)             60                -             (254)

  Total assets .........................  1,504          10,061              133           11,698

  June 30, 2003
  Revenue ..............................    $ -            $ 99              $ -             $ 99

  Operating loss .......................   (123)           (549)               -             (672)

  Total assets .........................  2,304           1,925                -            4,229

Six Months Ended:

  June 30, 2004
  Revenue ..............................   $ 21         $11,392              $ -          $11,413

  Operating income (loss) ..............   (829)            212                -             (617)

  Total assets .........................  1,504          10,061              133           11,698

  June 30, 2003
  Revenue ..............................    $ -           $ 105              $ -            $ 105

  Operating loss .......................   (348)           (818)               -           (1,166)

  Total assets .........................  2,304           1,925                -            4,229


The following reconciles operating loss to net loss before income taxes:

                                      Quarter Ended           Six Months Ended
                                         June 30,                June 30,
                                    -----------------       -------------------
                                     2004        2003        2004         2003
                                    -----       -----       -----       -------

Operating loss ...............      $(254)      $(672)      $(617)      $(1,166)

Other income (expense) .......        120        (132)        124          (216)
                                    -----       -----       -----       -------

Loss  before minority
  interests and income taxes .       (134)       (804)       (493)       (1,382)

Minority interests ...........         34           -          69             -
                                    -----       -----       -----       -------

Loss before income taxes .....      $(168)      $(804)      $(562)      $(1,382)
                                    =====       =====       =====       =======

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

The acquisition of Fan Club and Rex Tokyo and the development of the multi-media compression technology and Internet acceleration technology with QuikCAT and QuikCAT Australia are key components of our strategy to shift our revenue model from broadband entertainment channels and revenues derived from advertising to a renewed focus on developing media technology products and services and on licensing revenues. We may develop such media technology products and services internally, or acquire them from other parties.

We received $280,000 from the sale of iAccele on January 16, 2004, $400,000 from a subscription agreement from an affiliated party on January 12, 2004, $354,000 from the sale of our Fan Club shares on February 10, 2004 and $1,500,000 from a convertible note from an affiliated party on March 17, 2004. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo, QuikCAT Australia and IA Global Acquisition Co and to acquire businesses. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that the we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                                      Three Months Ended June 30,
                                                        --------------------------------------------------------
                                                          2004            2003        $ Variance      % Variance
                                                        --------------------------------------------------------
Revenue .........................................       $  9,382        $    99        $  9,283         9376.8%

Cost of sales ...................................          7,916            191           7,725         4044.5%
                                                        --------        -------        --------        -------

Gross profit (loss) .............................          1,466            (92)          1,558         1693.5%
                                                        --------        -------        --------        -------

Expenses:
Selling, general and
  administrative expenses .......................          1,638            580           1,058          182.4%
Writedown of fixed assets .......................             82              -              82            *
                                                        --------        -------        --------        -------
Total expenses ..................................          1,720            580           1,140          196.6%
                                                        --------        -------        --------        -------

Operating loss ..................................           (254)          (672)            418           62.2%
                                                        --------        -------        --------        -------

Other Income (Expense):
Interest income .................................              5              1               4          400.0%
Interest expense ................................            (14)          (117)            103          -88.0%
Other Income ....................................            146            (19)            165         -868.4%
Foreign currency translation adjustment .........              -              3              (3)           *
Loss on equity investment in QuikCAT
       Australia Pty Ltd ........................            (17)             -             (17)           *
                                                        --------        -------        --------        -------
Total other income (expense) ....................            120           (132)            252          190.9%
                                                        --------        -------        --------        -------
Loss before minority interests ..................           (134)          (804)            670           83.3%
  and income taxes
Minority interests ..............................             34              -              34            *
                                                        --------        -------        --------        -------
Loss before income taxes ........................           (168)          (804)            636           79.1%
Income taxes ....................................            127              -             127            *
                                                        --------        -------        --------        -------
Net loss ........................................       $   (295)       $  (804)       $    509           63.3%
                                                        ========        =======        ========        =======

                                                                       Six Months Ended June 30,
                                                        --------------------------------------------------------
                                                          2004            2003        $ Variance      % Variance
                                                        --------------------------------------------------------
Revenue .........................................       $ 11,413        $   105        $ 11,308        10769.5%

Cost of sales ...................................          9,427            300           9,127         3042.3%
                                                        --------        -------        --------        -------

Gross profit (loss) .............................          1,986           (195)          2,181         1118.5%
                                                        --------        -------        --------        -------

Expenses:
Selling, general and
  administrative expenses .......................          2,521            971           1,550          159.6%
Writedown of fixed assets .......................             82              -              82            *
                                                        --------        -------        --------        -------
Total expenses ..................................          2,603            971           1,632          168.1%
                                                        --------        -------        --------        -------

Operating loss ..................................           (617)        (1,166)            549           47.1%
                                                        --------        -------        --------        -------

Other Income (Expense):
Interest income .................................              8              1               7          700.0%
Interest expense ................................            (20)          (196)            176          -89.8%
Other Income ....................................            149            (24)            173         -720.8%
Foreign currency translation adjustment .........              2              3              (1)         -33.3%
Loss on equity investment in QuikCAT
       Australia Pty Ltd ........................            (15)             -             (15)           *
                                                        --------        -------        --------        -------
Total other income (expense) ....................            124           (216)            340          157.4%
                                                        --------        -------        --------        -------
Loss before minority interests ..................           (493)        (1,382)            889           64.3%
  and income taxes
Minority interests ..............................             69              -              69            *
                                                        --------        -------        --------        -------
Loss before income taxes ........................           (562)        (1,382)            820           59.3%
Income taxes ....................................            203              -             203            *
                                                        --------        -------        --------        -------
Net loss ........................................       $   (765)       $(1,382)       $    617           44.6%
                                                        ========        =======        ========        =======

 * Not meaningful.

THREE MONTHS ENDED JUNE 30, 2004 VS. THREE MONTHS ENDED JUNE 30, 2003

NET REVENUE

Net revenue for the quarter ended June 30, 2004 increased $9,283,000 to $9,382,000, as compared to the quarter ended June 30, 2003. This increase was due to revenue from our 2003 and 2004 acquisitions. Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $8,537,000 and Fan Club recorded revenue of $825,000. The prior year included iAccele revenue of $99,000, which was primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers (VARs), internet service providers (ISPs) or directly to end-users. iAccele was sold on December 29, 2003.

COST OF SALES

Cost of sales for the quarter ended June 30, 2004 increased $7,725,000 to $7,916,000 as compared to the quarter ended June 30, 2003. This increase was due to Rex Tokyo cost of sales of $7,158,000, primarily consisting of inventory purchases and outsourced expenses, and Fan Club cost of sales of $759,000, primarily related to outsourced website development for customers and amortization of the Marvel contract. The prior year included license fees for iAccele software and other iAccele costs of $192,000.

EXPENSES

Selling, general and administrative expenses for the quarter ended June 30, 2004 increased $1,140,000 to $1,720,000, as compared to the quarter ended June 30, 2003. This was due to increased operating expenses of $1,322,000 related to Rex Tokyo, $63,000 related to Fan Club and $72,000 related to IA Global Acquisition Co. The increased operating expenses included merger and acquisition expenses of $252,000 and a writedown of fixed assets of $82,000. The prior year included iAccele expenses of $456,000.

For 2004 and 2003, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, merger and acquisition expenses and writedown of fixed assets and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Fan Club on August 5, 2003, Rex Tokyo on March 18, 2004 and IA Global Acquisition Co on June 10, 2004 and the sale of iAccele on December 29, 2003.

OTHER INCOME/ EXPENSE

Other income for the quarter ended June 30, 2004 was $120,000 as compared to other expense of $132,000 for the quarter ended June 30, 2003. This change was due to reduced interest and beneficial conversion rights on convertible loans-related party and miscellaneous income from Rex Tokyo.

NET LOSS

Net loss was $295,000 for the quarter ended June 30, 2004 as compared to a net loss of $804,000 for the quarter ended June 30, 2003. The reasons for the decreased loss were discussed above.

GRANT OF STOCK OPTIONS

On May 18, 2004, we granted 300,000 stock options in total at an exercise price of $.20 per share to three directors of the company. These options vest quarterly over three years and expire on May 18, 2014.

On May 18, 2004, we granted 100,000 stock options at an exercise price of $.20 per share to an executive officer of the company. These options vest quarterly over three years and expire on May 18, 2014.

On June 10, 2004, we granted 150,000 stock options in total at an exercise price of $.34 per share to executive officers of Rex Tokyo. These options vest quarterly over three years and expire on June 10, 2014.

On June 10, 2004, we granted 400,000 stock options at an exercise price of $.34 per share to an executive officer of IA Global Acquisition Co. These options vest quarterly over three years and expire on June 10, 2014.

On June 17, 2004, a previous executive officer of the company exercised options totaling 500,000 shares for $40,000.

We have not recorded any compensation expense for stock options granted to employees during the quarters ended June 30, 2004 and 2003.

SIX MONTHS ENDED JUNE 30, 2004 VS. SIX MONTHS ENDED JUNE 30, 2003

NET REVENUE

Net revenue for the six months ended June 30, 2004 increased $11,308,000 to $11,413,000, as compared to the six months ended June 30, 2003. This increase was due to revenue from our 2003 and 2004 acquisitions. Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $9,638,000 and Fan Club recorded revenue of $1,754,000. The prior year included iAccele revenue of $105,000, which was primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers (VARs), internet service providers (ISPs) or directly to end-users. iAccele was sold on December 29, 2003.

COST OF SALES

Cost of sales for the six months ended June 30, 2004 increased $9,127,000 to $9,427,000 as compared to the six months ended June 30, 2003. This increase was due to Rex Tokyo cost of sales of $7,874,000 consisting primarily of inventory purchases and outsourced expenses, and Fan Club cost of sales of $1,554,000, primarily related to outsourced website development for customers and amortization of the Marvel contract. The prior year included license fees for iAccele software and other iAccele costs of $300,000.

EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2004 increased $1,632,000 to $2,603,000, as compared to the six months ended June 30, 2003. This was due to increased operating expenses of $1,574,000 related to Rex Tokyo, $179,000 related to Fan Club and $72,000 related to IA Global Acquisition Co. The increased operating expenses included merger and acquisition expenses of $399,000 and the writedown of fixed assets of $82,000. The prior year included iAccele expenses of $623,000.

For 2004 and 2003, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, merger and acquisition expenses and writedown of fixed assets and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition Fan Club on August 5, 2003, Rex Tokyo on March 18, 2004 and IA Global Acquisition Co on June 10, 2004 and the sale of iAccele on December 29, 2003.

OTHER INCOME/ EXPENSE

Other income for the six months ended June 30, 2004 was $124,000 as compared to other expense of $216,000 for the six months ended June 30, 2003. This decrease was due to reduced interest and beneficial conversion rights on convertible loans- related party and miscellaneous income from Rex Tokyo.

NET LOSS

Net loss was $765,000 for the six months ended June 30, 2004 as compared to a net loss of $1,382,000 for the six months ended June 30, 2003. The reasons for the decreased loss were discussed above.

GRANT OF STOCK OPTIONS

On June 15, 2003, we granted 4,975,000 stock options with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest annually over three years. Two million of these options expired on April 3, 2004 when three directors resigned from the board of directors. Four hundred and seventy five thousand options are performance based stock options and none of the performance based stock options were earned. The remaining 2,500,000 stock options issued to the officers and directors expire on June 15, 2013.

On January 12, 2004, we granted 400,000 stock options at an exercise price of $.30 per share to an executive of the company. These options vest annually over three years and expire on January 12, 2014.

On February 25, 2004, we granted 1,000,000 stock options at an exercise price of $.30 per share to employees of Fan Club. These options vest annually over three years and expire on February 25, 2014.

On March 18, 2004, we granted 1,500,000 stock options at an exercise price of $.30 per share to employees of Rex Tokyo. These options vest annually over three years and expire on March 18, 2014.

On May 18, 2004, we granted 300,000 stock options in total at an exercise price of $.20 per share to three directors of the company. These options vest quarterly over three years and expire on May 18, 2014.

On May 18, 2004, we granted 100,000 stock options at an exercise price of $.20 per share to an executive officer of the company. These options vest quarterly over three years and expire on May 18, 2014.

On June 10, 2004, we granted 150,000 stock options in total at an exercise price of $.34 per share to executive officers of Rex Tokyo. These options vest quarterly over three years and expire on June 10, 2014.

On June 10, 2004, we granted 400,000 stock options at an exercise price of $.34 per share to an executive officer of IA Global Acquisition Co. These options vest quarterly over three years and expire on June 10, 2014.

On June 17, 2004, a previous executive officer of the company exercised options totaling 500,000 shares for $40,000.

We have not recorded any compensation expense for stock options granted to employees during the six month ended June 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $3.1 million and net working capital of approximately $2.8 million as of June 30, 2004. We had a net loss of $2.1 million for the year ended December 31, 2003 and we expect to incur operating losses through 2004.

We received $280,000 from the sale of iAccele on January 16, 2004, $400,000 from a subscription agreement from an affiliated party on January 12, 2004, $354,000 from the sale of our Fan Club shares on February 10, 2004 and $1,500,000 from a convertible note from an affiliated party on March 17, 2004. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo, QuikCAT Australia and IA Global Acquisition Co and to acquire businesses. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $18.9 million as of June 30, 2004, with approximately $8.8 million raised in the initial public offering, $6.5 million raised in private placements, $3.6 million raised in the conversion of debt and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $9.5 million, including $6.9 million issued for services, $2.3 million related to a beneficial conversion feature, $.2 million related to the Fan Club acquisition and $.1 million related to the Rex Tokyo acquisition. Additional funding was obtained from long term debt and approximately $.9 million was outstanding as of June 30, 2004.

OPERATING ACTIVITIES

Net cash used in operations for the six months June 30, 2004 was $208,000. This amount was primarily related to a net loss of $764,000, an increase of $303,000 in notes receivable and $300,000 in inventory and a decrease in deferred revenues of $463,000. This was offset by depreciation and amortization of $196,000, a decrease in accounts receivable of $112,000, prepaid costs of $289,000 and other current assets of $246,000, and an increase in accounts payable of $127,000, income taxes payable- foreign of $125,000 and minority interests of $478,000.

INVESTING ACTIVITIES

Net cash used in investing activities for the six months ended June 30, 2004 was $61,000. This amount related to the cash of Rex Tokyo at the date of acquisition of $1,935,000, offset by the acquisition of Rex Tokyo for $941,000 and IA Global Acquisition Co for $700,000, discussed below, and purchase of capital expenditures of $305,000.

On March 18, 2004, we executed separate share purchase agreements with Rex Tokyo and its management, pursuant to which we acquired, in aggregate, a 60.5% ownership interest in Rex Tokyo. We purchased 1,000 shares of Rex Tokyo stock from the company for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 17, 2004. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock. The acquisition was funded from working capital.

On June 10, 2004, the company closed the acquisition of the intellectual property and other assets of QuikCAT. The purchase price was $700,000 in cash, plus the assumption of certain contracts, agreements and liabilities. QuikCAT had filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio and the Company had submitted a bid on February 5, 2004. The acquisition was funded from working capital.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended June 30, 2004 was $2,738,000. This amount related to a loan from a related party of $1,500,000, the proceeds of the sale of common stock for $400,000 and the proceeds of long term debt of $923,000.

On December 29, 2003, the company agreed to sell to PBAA, a related party, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

On March 21, 2004, PBAA, invested an additional $1.5 million into the company in a private placement. Under the financing terms we have issued a $1.5 million convertible note, convertible into 5 million shares of our common stock, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EIFT 98-5 or EITF 00-27.

On June 18, 2004, we announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

On June 30, 2004, Rex Tokyo entered into a 100,000,000 Yen or $923,275 working capital loan with Nihon Shinko Bank Co. The loan requires twenty three monthly payments of 4,167,000 Yen or $3,847 starting July 29, 2004, with a final payment of 4,159,000 Yen, or $3,840 due on June 29, 2006. The loan accrues interest at 9.75% based on the Japanese Yen TIBOR rate, which is adjustable quarterly. The loan is cosigned by the CEO of Rex Tokyo and has certain covenants, including interest coverage, minimum assets and minimum equity. Certain activities are prohibited without consent, including distribution of profits, acquisitions and leases in excess of certain targets. The loan is not secured.

Other Material Commitments. The company's contractual cash obligations as of June 30, 2004 are summarized in the table below (1).

                                                          Less Than                                Greater Than
 Contractual Cash Obligations               Total          1 Year        1-3 Years     3-5 Years      5 Years
 -------------------------------------   ----------      ----------      ---------     ---------     --------
 Operating leases ....................   $1,598,452       $330,054       $403,586      $320,079      $544,733

 Capital lease obligations ...........      171,692         67,975         93,142        10,575             0

 Long term debt repayment ............      923,275        461,638        461,637             0             0

 Capital expenditures ................      100,000        100,000              0             0             0

 Acquisitions ........................       60,000         60,000              0             0             0

 ----------
(1) Based on the end of period exchange rate.

NON-CASH FINANCING ACTIVITIES

On March 18, 2004, we purchased 150 Rex Tokyo Co Ltd shares from Mr. Ejima, the CEO of Rex Tokyo, as part of the acquisition of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share, which is the average closing price for the five days prior to closing.

On June 18, 2004, we announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

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

INTANGIBLE ASSETS

Capitalized Software--Software license costs were capitalized upon the establishment of technological feasibility, in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED. Software license costs were capitalized based upon an assessment of their recoverability. This assessment requires considerable judgment by management with respect to various factors, including, but not limited to, anticipated future gross margins, estimated economic lives, and changes in software and hardware technology. Amortization is based on the straight-line method over the remaining estimated economic life of the product which is two years. Costs capitalized in 2003 of $145,802 were sold as part of the iAccele sale on December 29, 2003.

Other Intangible Assets--Other intangible assets primarily relate to acquired software, trademarks and customer lists acquired in our purchase of Fan Club and iAccele. On January 1, 2003, we adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The company is amortizing the intangible assets and intellectual property for Fan Club Entertainment over sixty months on a straight - line basis, which is the life of the Marvel Enterprises, Inc. agreement. The company amortized the intangible assets and intellectual property acquired in connection with the acquisition of QuikCAT over sixty months on a straight - line basis, which is the expected life of the technology.

REVENUE RECOGNITION

We recognize revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, and collectivity is reasonably assured. Deferred revenue includes amounts billed to customers for whom revenue has not been recognized that generally results from products completed by the company prior to year-end but not accepted by end users until after year-end.

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

- WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES

We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo, QuikCAT Australia and IA Global Acquisition Co and to acquire businesses. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that the we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders. Any inability to obtain additional financing may materially affect our business, financial condition and results of operations.

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

In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003, one acquisition in August, 2003 one acquisition in March 2004 and one acquisition in June 2004, invested in a joint venture in July, 2003 and sold a business in December, 2003. Such transactions are accompanied by a number of risks, including:

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

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

   - Diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products,

   - Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

   - The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

   - The need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies,

   -  The need to sale acquired technology into the marketplace,

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

-  WE ARE SUBJECT TO COMPETITIVE PRESSURES

While we are not aware of any organization that is providing the complete suite of services under the same business model we are utilizing, in general, we face competition from entities that provide multi-media compression technology and Internet data transmission acceleration products, supply equipment and services to the Pachinko and gaming industry or which provide advertising, merchandising, publishing, website and data management services. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition to the foregoing, some of our key customers or potential customers might decide to build their own multi-media compression technology and Internet data transmission acceleration product or supply equipment or services to the Pachinko and gaming industry or provide advertising, merchandising, publishing, website and data management services. Although this has not been the industry trend over the past year, if this were to happen, we might be adversely impacted thereby.

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

-  WE ARE DEPENDENT ON KEY PERSONNEL

We have experienced turnover of management and directors. Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

   -  Investor relation activities,

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

-  OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of August 9, 2004, Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ") collectively hold approximately 81.8% of our common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, one of our Directors, and our President and Chief Executive Officer, currently serves as the Chairman of IAJ, a Japanese venture capital company.

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

- THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 9, 2004, 77.9 million shares of common stock were outstanding. Significant shares were held by our principal stockholder and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of the company, they may only sell their shares of common stock in the public market in compliance with the volume limitations of Rule 144.

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

-  OUR CUSTOMER BASE IS CONCENTRATED

One customer was 41.3% of net revenues for the six months ending June 30, 2004. We anticipate that significant customer concentration will continue for the foreseeable future. The loss of a significant customer would have a material adverse effect on our business, financial condition and results of operations.

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

INTEREST RATE RISK

The Company is exposed to interest rate risk due to the loan payable of $923,275 as of June 30, 2004. The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30,, 2004, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.


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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 18, 2004, we granted 300,000 stock options in total at an exercise price of $.20 per share to three directors of the company. These options vest quarterly over three years and expire on May 18, 2014.

On May 18, 2004, we granted 100,000 stock options at an exercise price of $.20 per share to an executive officer of the company. These options vest quarterly over three years and expire on May 18, 2014.

On June 10, 2004, we granted 150,000 stock options in total at an exercise price of $.34 per share to executive officers of Rex Tokyo. These options vest quarterly over three years and expire on June 10, 2014.

On June 10, 2004, we granted 400,000 stock options at an exercise price of $.34 per share to an executive officer of IA Global Acquisition Co. These options vest quarterly over three years and expire on June 10, 2014.

On June 17, 2004, a previous executive officer of the company exercised options totaling 500,000 shares for $40,000.

On June 18, 2004, the company announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

The company's stockholders approved an amendment to our certificate of incorporation to increase the number of shares of common stock which we shall be authorized to issue from 75,000,000 to 150,000,000 at the company's May 14, 2004 annual meeting of its stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Annual Meeting of Stockholders was held on May 14, 2004. The results of the Annual Meeting were as follows:

                                                                       Votes             Votes          Votes
 Proposal                           Description                         For             Against        Abstained
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

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    10.1 Asset Purchase Agreement between IA Global, Inc. and Quikcat.com, Inc. (1)

    10.2 Bill of Sale and Assignment and Assumption Agreement dated June 10, 2004 between IA Global, Inc. and QuikCat.com, Inc. (1)

    10.3 Collateral Assignment of Intellectual Property Agreement dated June 10, 2004 between IA Global, Inc. and QuikCat.com, Inc. (1)

    10.4 Notice of Intent to Convert Convertible Promissory Note to IA Global Common Stock dated June 18, 2004 between IA Global, Inc. and PBAA Fund Ltd. (2)

    10.5     Revised Nominations and Governance Committee Charter dated July 10,
             2004.

    10.6     Revised Audit Committee Charter dated July 10, 2004.

    10.7 Employment letter dated June 10, 2004 between IA Global, Inc. and Dr. Olu Lafe.

    10.8 Promissory Note Agreement dated June 29, 2004 between Rex Tokyo Co Ltd and Nippon Shinko Bank Co.

    31.1     Section 302 Certifications

    31.2     Section 302 Certifications

    32.1     Section 906 Certifications

    32.2     Section 906 Certifications
    ----------
    (1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 18, 2004, and incorporated herein by reference.
    (2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 21, 2004, and incorporated herein by reference.

(b) REPORTS OF FORM 8-K

During the quarter ended June 30, 2004, we filed or submitted the following current reports on Form 8-K with the Securities and Exchange Commission:

Current report on Form 8-K, dated April 5, 2004, was filed on April 5, 2004. The items which reported the following:

   o Item 5 - Other Events and Required FD Disclosures, which reported the following:

      - On April 5, 2004, the company announced the resignation of certain directors, the appointment of a director and the resignation of an officer.

Current report on Form 8-K, dated June 9, 2004, was filed on June 9, 2004. The items which reported the following:

   o Item 7 - Other Events and Required FD Disclosures, which reported the following:

      -  The filing of certain exhibits related to press releases.

Current report on Form 8-K, dated June 10, 2004, was filed on June 18, 2004. The items which reported the following:

   o Item 2 - Acquisition or Dispositions of Assets, which reported the following:

      - The purchase of the intellectual property and other assets of QuikCAT successfully closed on June 10, 2004.

Current report on Form 8-K, dated June 18, 2004, was filed on June 21, 2004. The items which reported the following:

   o Item 5 - Other Events and Required FD Disclosures, which reported the following:

      - On June 18, 2004, the company announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IA Global, Inc.
                                        (Registrant)

Date:  August 10, 2004                  By: /s/ Alan Margerison
                                        -----------------------
                                        Alan Margerison,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 10, 2004                  By: /s/ Mark E. Scott
                                        ---------------------
                                        Mark E. Scott,
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)