Form 10-Q
period 2004-09-30
IA GLOBAL INC
filed 2004-11-15
CIK 1077634

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 Yes [ ] No [X]

         As of November 9, 2004 there were issued and outstanding 82,400,181 shares of the Registrant's Common Stock.
________________________________________________________________________________

                                 IA GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

     Item 1.   Financial Statements.........................................   3

               Consolidated Balance Sheet...................................   3

               Consolidated Statements of Operations........................   4

               Consolidated Statement of Cash Flows.........................   5

               Notes to Consolidated Financial Statements...................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  30

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk..................................................  50

     Item 4.   Controls and Procedures......................................  50

PART II.

     Item 1.   Legal Proceedings............................................  51

     Item 2.   Changes in Securities and Use of Proceeds....................  51

     Item 3.   Defaults Upon Senior Securities..............................  52

     Item 4.   Submission of Matters to a Vote of Security Holders..........  52

     Item 5.   Other Information............................................  52

     Item 6.   Exhibits and Reports on Form 8-K.............................  52

Signatures..................................................................  54

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEET
                                                                                September 30,     December 31,
                                                                                    2004              2003
                                                                                -------------     ------------
                                                                                 (unaudited)        (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ................................................    $  2,327,401      $    676,782
  Accounts receivable, net of allowance for doubtful accounts of $88,907
   and $0, respectively ....................................................       3,493,512         1,266,335
  Consumption and deferred tax receivable ..................................         114,212            49,482
  Notes receivable .........................................................         200,436                 -
  Inventories ..............................................................          65,653                 -
  Prepaid costs ............................................................         144,587           438,142
  Subscription receivable ..................................................               -           400,000
  Other current assets .....................................................         697,497           296,163
                                                                                ------------      ------------
    Total current assets ...................................................       7,043,298         3,126,904

EQUIPMENT, NET .............................................................         359,864               812

OTHER ASSETS
  Intangible assets, net ...................................................       2,030,784         1,014,685
  Deferred tax asset .......................................................         274,606                 -
  Loan to QuikCAT Australia Pty Ltd ........................................         101,654            74,849
  Investment in QuikCAT Australia Pty Ltd ..................................           5,634                 -

  Other assets .............................................................         221,559                 -
                                                                                ------------      ------------

                                                                                $ 10,037,399      $  4,217,250
                                                                                ============      ============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade .................................................    $  3,922,514      $    861,149
  Accrued liabilities ......................................................         485,671           138,580
  Convertible loan payable - related party .................................               -                 -
  Deferred revenue .........................................................               -           463,119
  Investment in QuikCAT Australia Pty Ltd ..................................               -             1,137
  Consumption taxes received ...............................................         148,147                 -
  Income taxes payable .....................................................         197,227            23,754
  Current portion of long term debt-affiliated party .......................         461,636                 -
                                                                                ------------      ------------
    Total current liabilities ..............................................       5,215,195         1,487,739
                                                                                ------------      ------------

LONG TERM  LIABILITIES:
  Long term debt-affiliated party ..........................................         327,210                 -
  Retirement benefits ......................................................          27,577                 -
                                                                                ------------      ------------
                                                                                     354,787                 -
                                                                                ------------      ------------

MINORITY INTERESTS .........................................................       1,288,773            44,706
                                                                                ------------      ------------
STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized 1,158
   issued and outstanding, respectively (liquidation value $1,158,000) .....              12                12
  Common stock, $.01 par value, 150,000,000 shares authorized,
   77,951,361 and 71,894,324, issued and outstanding, respectively .........         779,513           718,943
  Paid in capital ..........................................................      27,700,327        26,049,286
  Accumulated deficit ......................................................     (25,196,750)      (24,147,785)
  Treasury stock ...........................................................         (50,000)          (50,000)
  Foreign currency translation adjustment ..................................         (54,458)          114,349
                                                                                ------------      ------------
    Total stockholder's equity .............................................       3,178,644         2,684,805
                                                                                ------------      ------------

                                                                                $ 10,037,399      $  4,217,250
                                                                                ============      ============

                                See notes to consolidated financial statements.

                                                        3

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                  ----------------------------    ----------------------------
                                                      2004            2003            2004            2003
                                                  ------------    ------------    ------------    ------------
                                                   (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE ........................................  $  8,448,424    $    126,070    $ 19,861,664    $    230,793

COST OF SALES ..................................     7,074,988         152,821      16,502,479         453,174
                                                  ------------    ------------    ------------    ------------

GROSS PROFIT ...................................     1,373,436         (26,751)      3,359,185        (222,381)
                                                  ------------    ------------    ------------    ------------

EXPENSES:
  Selling, general and administrative expenses .     1,592,408         606,437       4,113,842       1,563,301
  Writedown of fixed assets ....................        14,067               -          95,719               -
                                                  ------------    ------------    ------------    ------------
   Total expenses ..............................     1,606,475         606,437       4,209,561       1,563,301
                                                  ------------    ------------    ------------    ------------

OPERATING LOSS .................................      (233,039)       (633,188)       (850,376)     (1,785,682)
                                                  ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income ..............................         2,014             661           9,867           2,357
  Interest expense .............................       (21,361)        (78,789)        (40,886)       (274,924)
  Other income (expense) .......................        82,119          24,965         230,972             865
  Foreign currency translation adjustment ......             -           2,805           2,255           2,616
  Loss on equity investment in QuikCAT
         Australia Pty Ltd .....................       (27,956)              -         (43,229)              -
                                                  ------------    ------------    ------------    ------------
   Total other income (expense) ................        34,816         (50,358)        158,979        (269,086)
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE MINORITY INTERESTS
  AND INCOME TAXES .............................      (198,223)       (683,546)       (691,397)     (2,054,768)

MINORITY INTERESTS .............................        (1,087)         10,914          67,480          10,914
                                                  ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES .......................      (197,136)       (694,460)       (758,877)     (2,065,682)

INCOME TAXES:
  Current ......................................        58,774               -         237,195             334
  Deferred .....................................        28,613               -          52,894               -
                                                  ------------    ------------    ------------    ------------

NET LOSS .......................................      (284,523)       (694,460)     (1,048,966)     (2,066,016)

Deemed dividend ................................             -               -               -        (693,333)
                                                  ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS .................................  $   (284,523)   $   (694,460)   $ (1,048,966)   $ (2,759,349)
                                                  ============    ============    ============    ============

Per share of Common-
  Basic net loss per share .....................  $      (0.00)   $      (0.01)   $      (0.01)   $      (0.05)
                                                  ============    ============    ============    ============
  Diluted net loss per share ...................  $      (0.00)   $      (0.01)   $      (0.01)   $      (0.05)
                                                  ============    ============    ============    ============
  Weighted average shares of common
   stock outstanding ...........................    77,947,122      65,343,932      74,369,554      56,362,635
  Weighted average shares of common stock
   and common equivalent shares
   outstanding .................................    77,947,122      65,343,932      74,369,554      56,362,635

                                See notes to consolidated financial statements.

                                                        4

                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                              Nine Months Ended September 30,
                                                                             ---------------------------------
                                                                                 2004                  2003
                                                                             -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..........................................................         $(1,048,966)          $(2,068,632)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization ..................................             384,446               518,556
    Loss on disposal of leasehold improvement ......................              14,103                     -
    Amortization of beneficial conversion feature ..................                   -               168,124
    Equity based compensation ......................................                   -                80,000
    Equity gain from investment in QuickCAT Australia Pty Ltd. .....              43,229                     -
    Minority interests .............................................             476,959                10,914
    Accrued interest on notes/loans payable ........................              16,077                     -
    Accounts receivable ............................................             740,614                     -
    Notes receivable - trade .......................................            (152,786)                    -
    Consumption and deferred tax receivable ........................              83,417                     -
    Inventory ......................................................             762,562                     -
    Prepaid costs ..................................................             293,555                     -
    Deferred license fee receivable ................................                   -               (31,384)
    Other current assets ...........................................            (168,323)              (67,681)
    Deferred tax assets ............................................              48,670                     -
    Other assets ...................................................             (98,816)                    3
    Accounts payable ...............................................          (1,080,664)              164,440
    Accrued liabilites .............................................            (138,486)              264,261
    Other liabilities-retirement benefits ..........................              27,577                     -
    Income taxes payable - foreign .................................             173,473                18,981
    Deferred revenue ...............................................            (463,120)              755,276
                                                                             -----------           -----------

NET CASH USED IN OPERATIONS ........................................             (86,479)             (187,142)
                                                                             -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in QuikCAT Australia Pty Ltd ........................             (50,000)                    -
    Cash of Rex Tokyo Co Ltd immediately following acquisition .....           1,934,839                     -
    Purchase of Rex Tokyo Co Ltd ...................................            (941,000)                    -
    Purchase of IA Global Acquisition Co., Inc. ....................            (700,000)                    -
    Purchases of intangibles .......................................            (540,930)           (2,221,414)
    Purchases of capital expenditures ..............................            (506,594)             (666,512)
    Other assets ...................................................                   -                 5,477
                                                                             -----------           -----------

NET CASH USED IN INVESTING ACTIVITIES ..............................            (803,685)           (2,882,449)
                                                                             -----------           -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from loan payable - related party .....................           1,500,000             1,432,419
    Repayments of related party loans ..............................                   -              (160,000)
    Loan to Innovative Computing Group, Inc. .......................            (100,000)                    -
    Loan to QuikCAT Australia Pty Ltd. .............................             (25,000)              (34,060)
    Proceeds from issuance of common stock .........................             400,000                     -
    Proceeds from long term debt - affiliated party ................             788,846                     -
    Proceeds from exercise of options ..............................              40,000                     -
    Proceeds from sale of stock ....................................                   -             2,000,000
                                                                             -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................           2,603,846             3,238,359
                                                                             -----------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................           1,713,682               168,768

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................             (63,063)                    -

CASH AND CASH EQUIVALENTS, beginning of the period .................             676,782               444,383
                                                                             -----------           -----------

CASH AND CASH EQUIVALENTS, end of the period .......................         $ 2,327,401           $   613,151
                                                                             ===========           ===========

Supplemental disclosures of cash flow information:
    Interest paid ..................................................         $    21,361           $         -
    Taxes paid .....................................................         $   210,966           $       334
Non-cash investing and financing activities:
    Common stock issued for Rex Tokyo Co Ltd .......................         $   138,600           $         -
    Conversion of debt to equity ...................................         $ 1,533,011           $ 1,157,988
    Contribution of note to capital ................................         $   101,629           $         -
    Conversion of liability to common stock ........................         $    13,500           $         -
    Common stock issued for Fan Club Entertainment Co Ltd ..........         $         -           $   165,200

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

     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended September 30, 2004 and 2003 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company fully consolidated the results of operations of the majority owned IA Global Acquisition Co. in the Consolidated Statements of Operations for the period June 10, 2004 to September 30, 2004 because the subsidiary incurred losses for this period and we do not expect to recover these losses from the minority owner. QuikCAT Australia Pty Ltd ("QuikCAT Australia") is accounted for on an equity basis based on our 47.54% equity ownership as of September 30, 2004. Inter-company items and transactions have been eliminated in consolidation.

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

EQUIPMENT - Equipment represents machinery, equipment and software, which are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed by the declining or straight-line methods over the estimated useful lives of the related assets (approximately 3-15 years). Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of two years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortized the intangible assets and intellectual property acquired in connection with the acquisition of Fan Club Entertainment over sixty months on a straight - line basis, which is the life of the Marvel Enterprises, Inc. agreement. The company amortized the intangible assets and intellectual property acquired from QuikCAT.com, Inc. ("QuikCAT") over sixty months on a straight - line basis, which is the expected life of the technology.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, notes receivable, accounts payable and current portion of long term debt- affiliated party approximate fair value based on the short-term maturity of these instruments.

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

FAN CLUB REVENUE RECOGNITION - Fan Club's has been refocused as a creative design studio focused on web and traditional print media, including providing services to the official Fan Club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc. Revenue was derived from the activities associated with Marvel and other services, primarily received from Cyberbred. These activities include the following:

     o    Website development- Fan Club develops websites.

     o Marvel Fan Club Magazine - Fan Club creates and produces a magazine for the Marvel Fan Club.

     o Marvel Fan Club Merchandising - Fan Club creates and sells Marvel merchandise for the Marvel Fan Club to fan club members.

     o Event Planning - Fan Club assists in the planning and running of events for Marvel Fan Club and other organizations.

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

     The company recognizes Rex Tokyo revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. The company accounts for certain construction contracts/projects on the percentage-of-completion method and under this method, income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately.

IA GLOBAL ACQUISITION CO REVENUE RECOGNITION - IA Global Acquisition Co.'s revenue was derived from providing data acceleration services to customers. The company recognizes IA Global Acquisition Co. revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were no advertising costs incurred for the three and nine months ended September 30, 2004 and 2003.

FOREIGN CURRENCY TRANSLATION - Foreign entities whose functional currency is the local currency translate net assets at the end of period rates and income and expense accounts at average exchange rates for the three and nine month periods. Adjustments resulting from these translations are reflected in the consolidated balance sheet under unrealized foreign currency exchange and the statement of operations under other income (expense).

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

                                                For the three months ending        For the nine months ending
                                                         September 30,                    September 30,
                                                ----------------------------      ----------------------------
                                                    2004             2003             2004             2003
                                                -----------      -----------      -----------      -----------
Net loss available to common
    shareholders, as reported .............     $  (284,523)     $  (694,460)     $(1,048,966)     $(2,759,349)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ................         (71,290)         (12,846)        (154,111)        (119,692)
                                                -----------      -----------      -----------      -----------

Pro-forma net loss available to common
    shareholders ..........................     $  (355,813)     $  (707,306)     $(1,203,077)     $(2,879,041)
                                                ===========      ===========      ===========      ===========

Earnings per share:

    Basic and diluted- as reported ........     $         -      $     (0.01)     $     (0.01)     $     (0.05)

    Basic and diluted- pro-forma ..........     $         -      $     (0.01)     $     (0.02)     $     (0.05)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                             For the Nine Months Ended
                                                    September 30,
                                                -------------------
                                                2004          2003
                                                ----          ----
          Risk free interest rate ..........    3.75%         3.75%
          Expected life ....................  10 years      10 years
          Dividend rate ....................    0.00%         0.00%
          Expected volatility ..............     65%           65%

MANAGEMENT SERVICES AGREEMENT - The company and Rex Tokyo implemented a Management Services Agreement during the three months ended September 30, 2004. Under this agreement, the company provides financial, management and capital markets support. This agreement was effective April 1 2004. Thereafter, this agreement will be automatically renewed for successive one year periods starting on October 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Rex Tokyo paid the company $164,000 during the three months ending September 30, 2004 under this agreement and is required to pay approximately $82,000 every six months.

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

DIVIDEND POLICY - The company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. Rex Tokyo is restricted from paying dividends to its stockholders under the terms of its loan with Nihon Shinko Bank Co Ltd.

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

NOTE 3. ACQUISITIONS AND DIVESTITURE

     The acquisition of Rex Tokyo Co. Ltd. ("Rex Tokyo") and QuikCAT.com, Inc. ("QuikCAT") are key components of our strategy to shift our business model to the development of media, entertainment and technology products and services.

REX TOKYO CO LTD

     On March 18, 2004, the company executed Share Purchase Agreements and a Stockholders Agreement with Rex Tokyo and certain of its management, pursuant to which we acquired a 60.5% ownership interest in Rex Tokyo. The company purchased 1,000 shares of Rex Tokyo stock for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 25, 2004. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share which is the average closing price five days before closing. The Stockholder's Agreement places restrictions on the sale of Rex Tokyo stock in the future, requires existing management to operate the business and places conditions on the board of director composition. This agreement can be terminated under certain conditions. The company used working capital to fund the cash portion of the purchase price.

     Rex Tokyo is a supplier and maintenance contractor of parts to the Pachinko and machine gaming industry in Japan. Rex Tokyo is a supplier and fitter of installations for both new Pachinko parlors and stores that are carrying out re-fittings. It supplies items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, lighting systems and Pachinko balls and other Pachinko accessory products as well as numerous new Pachinko slot machines.

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

     The company expanded this business during the second and third quarters of 2004 by acquiring new sales offices in Kyushu and West Tokyo, Japan. In addition, Rex Tokyo closed a joint venture agreement with Kyushu Tesco Co Ltd. for the supply of lighting fixtures to the Pachinko industry in October, 2004.

     The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized. The preliminary allocation is as follows:

Purchase price:

Cash ......................................................        $   941,000
Stock .....................................................            138,600
                                                                   -----------
                                                                     1,079,600
                                                                   -----------
Net Assets Acquired (3/18/04):
Total Assets ..............................................          5,549,826
Liabilities ...............................................         (4,618,949)
                                                                   -----------

Net Assets at 3/18/04 .....................................            930,877
Reserve ...................................................            (22,159)
Plus 10 million Yen contributed by other ..................             92,328
Plus cash paid by IA Global ...............................            941,000

                                                                   -----------
                                                                     1,942,046

% Acquired ................................................               60.5%
                                                                   -----------
                                                                     1,174,938
                                                                   -----------

Negative goodwill allocated to property and equipment.....         $   (95,338)
                                                                   ===========

     The results of operations of Rex Tokyo are included in the Consolidated Statements of Operations for the period March 18, 2004 to September 30, 2004.

     The pro-forma financial data on the acquisition is included in this section below:
                                    As Reported,  Pre-Acquisition   Pro Forma,
                                    Nine Months    Operations of    Nine Months
                                        Ended        Rex Tokyo        Ended
                                    September 30,    January 1-    September 30,
                                        2004       March 18, 2004      2004
                                    ------------   --------------  -------------

Revenues ........................   $ 19,861,664    $  5,639,384   $ 25,501,048

Loss before extraordinary items .     (1,048,966)        111,505       (937,461)

Net loss ........................     (1,048,966)        111,505       (937,461)

Loss per common share ...........                                         (0.01)

There were no material, nonrecurring items included in the reported the pro-forma results.

IA GLOBAL ACQUISITION CO / QUIKCAT.COM, INC.

     The company had been developing its own proprietary Internet accelerator product in conjunction with QuikCAT, an Ohio based private company. Development of the interface for this product was outsourced, with the core patented technology being licensed from QuikCAT.

     The company owns the client interface software that was developed to work with the iNet Client software, and receives a 5% royalty from QuikCAT Australia on their net profits from the sales of their services that incorporate the client interface. The company has no other contracts or agreements with other companies at this time for the client interface software. The Internet acceleration service is software based and uses a combination of highly advanced and proven compression and caching technologies to increase substantially the speed of delivery of Internet and email data to the end-user.

     The company was granted an exclusive Reseller License Agreement by QuikCAT for the iNet Client Software on October 6, 2003 for the territories of Australia, New Zealand and Japan. This license was approved by the United States Bankruptcy Court, Northern District of Ohio on December 15, 2003. The cost of the license was $110,000, of which $10,000 was paid on September 3, 2003 and the balance was paid on January 15, 2004. The license term is for three years, with one year annual automatic renewals if the product is commercially deployed. The license requires a 5% royalty on net revenues, which is to be paid monthly. In addition, QuikCAT was granted (at their option) either a 10% net interest in the profits, which is to be paid every six months, or a 10% equity share of the entity that markets the iNet Client Software in the local marketplace. The license can be terminated under certain conditions. The license agreement required QuikCAT to place the source code for the software in independent escrow and the source code may be released to us under certain conditions. This license was acquired by the company as part of the acquisition of QuikCat's assets described below. As part of the company's strategy to develop our multi-media compression technology and Internet data acceleration products, the company is in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc., to acquire certain assets of ICG that relate to the technology that the company acquired from QuikCAT on June 10, 2004. There is no assurance that the ICG asset acquisition will be closed.

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

     QuikCAT is a leading multi-media compression technology company, which has developed several patented video, picture and audio compression algorithms (codecs). By utilizing a part of this technology, the company developed a proprietary Internet acceleration product called, ("iNet").

     The company contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc., parent company of QuikCAT, of $101,629 to IA Global Acquisition Co. on June 30, 2004 in exchange for a 90.5% equity interest in IA Global Acquisition Co. The founding shareholder, the wife of the Chief Executive Officer of our 47.54% owned affiliate, QuikCAT Australia, acquired 9.5% of IA Global Acquisition Co. for $500 on June 30, 2004.

     On September 15, 2004, the company announced the refocusing of its holdings related to QuikCAT and QuikCAT Australia. The company's focus will be on the development of its multi-media compression technologies for use in video, picture and audio products and it will pursue licensing contracts with third party vendors. The company has decided to divest the iNet business outside of North America to its joint venture partner QuikCAT Australia.

     As part of this transaction, the company is assigning its intellectual property rights in the iNet business outside of North America and its 47.54% interest in QuikCAT Australia to QuikCAT Australia, for notes totaling $150,000 that are due from December 2004 thru June 2005. The notes are secured by the assets of QuikCAT Australia until QuikCAT Australia raises $100,000 in capital. Notes issued to the company by QuikCAT Australia in 2003 and 2004 totaling approximately $102,000 and shares acquired for $50,000 were cancelled as part of this transaction.

     The company also granted QuikCAT Australia an exclusive option to acquire the North American iNet business for $213,000 in cash. This option expires on February 28, 2005. On October 8, 2004, the company announced that the transaction with QuikCAT Australia closed.

     There is no guarantee that QuikCAT Australia will be successful in raising the capital it needs to pay off the $150,000 of notes to the company and to exercise its option to acquire the North America iNet business. There is no guarantee that the company will be successful in closing licensing agreements necessary to the development of its multi-media compression technology business.

     The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized. The preliminary allocation is as follows:

          Purchase Price:
          Cash ...............................    $ 700,000
                                                  ---------

          Net Assets Acquired (6/10/04):
          Accounts receivable ................       34,506
          Fixed assets .......................        5,000
                                                  ---------

          Total assets .......................       39,506
                                                  ---------

          Identifiable intangible assets .....    $ 660,494
                                                  =========

     The company fully consolidated the results of operations of the majority owned IA Global Acquisition Co. in the Consolidated Statements of Operations for the period June 10, 2004 to September 30, 2004 because the subsidiary incurred losses for this period and we do not expect to recover these losses from the minority owner.

     Historical financial statements of QuikCAT and pro forma financial information relating to this transaction, as prescribed by Regulation S-X, promulgated by the Securities and Exchange Commission, are not required.

NOTE 4. ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

     Accounts receivable was $3,493,512 and $1,266,335 as of September 30, 2004 and December 31, 2003, respectively. The company had the following customers with sales in excess of 10% for the nine months ended September 30, 2004 and 2003:

                                     2004               2003
                                     ----               ----
          Dynam, Inc.                50.9%               0.0%
          Quest Co Ltd                0.0%              78.0%
          ITCA Co Ltd                 0.0%              20.0%

     Dynam is a Rex Tokyo customer. Quest and ITCA were iAccele customers and this business was sold on December 29, 2003. There were no other customers in excess of 10% in the respective periods.

     The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5. INVENTORIES

     Inventories were $65,653 and $0 as of September 30, 2004 and December 31, 2003, respectively. The inventory consisted of raw materials.

NOTE 6. PREPAID COSTS

     Prepaid costs were $144,587 and $438,142 as of September 30, 2004 and December 31, 2003, respectively. Such costs as of September 30, 2004 consisted of prepaid insurance costs incurred by the company and prepaid Fan Club expenses related to future revenue. Such costs as of December 31, 2003 consisted of costs incurred by Fan Club for revenue that was deferred as of December 31, 2003.

NOTE 7. OTHER CURRENT ASSETS

     Other current assets were $697,497 and $296,163 as of September 30, 2004 and December 31, 2003, respectively. Such assets as of September 30, 2004 included marketable securities, a production cost advance and other assets held by Rex Tokyo. Such assets as of December 31, 2003 consisted of a receivable from GM2 of $279,356 related to the sale of iAccele on December 29, 2003. This cash was received on January 16, 2004.

NOTE 8. EQUIPMENT

     Equipment was $359,864 and $812 as of September 30, 2004 and December 31, 2003, respectively, net of accumulated depreciation of $217,339 and $0. The equipment consisted of leasehold improvements, capitalized software licenses, vehicles and equipment. Total depreciation expenses were $46,936 and $133,008 for the three and nine months ended September 30, 2004, respectively.

NOTE 9. INTANGIBLE ASSETS

     Intangible assets as of September 30, 2004 consisted of the following:

                                               Amount       Estimated Life
                                               ------       --------------
     Licensing fee ......................   $ 1,442,481       2-5 years
     Other intangible ...................       950,239         5 years
                                            -----------
                                              2,392,720
     Less: accumulated amortization .....      (361,936)
                                            -----------
              Intangible Assets, net ....   $ 2,030,784
                                            ===========

     Total amortization expense for the three and nine months ended September 30, 2004 amounted to $141,760 and $251,438, respectively. The license fee amortization was $182,723 and the amortization of other intangibles was $68,715 for the nine months ended September 30, 2004.

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

NOTE 10. LOAN TO/INVESTMENT IN QUIKCAT AUSTRALIA PTY LTD

     During the nine months ended September 30, 2004, the company made unsecured loans totaling $26,062 to QuikCAT Australia. During the year ended December 31, 2003, the company made loans to QuikCAT Australia in the aggregate amount of $74,849. Interest on these loans accrues at 3% after certain profit targets are achieved. The company acquired 47.5% of QuikCAT Australia in 2003.

     On March 31, 2004, QuikCAT Australia was recapitalized by a subscription for common shares totaling $100,000, with our contribution being $50,000. After this recapitalization, our ownership percentage increased to 47.54%. This investment has been reduced to $5,634 as of September 30, 2004 due to losses incurred by QuikCAT Australia.

     On October 8, 2004, the company assigned its intellectual property rights in the iNet business outside of North America and its 47.54% interest in QuikCAT Australia to QuikCAT Australia, for notes totaling $150,000 that are due from December 2004 thru June 2005. The notes are secured by the assets of QuikCAT Australia until QuikCAT Australia raises $100,000 in capital. Notes issued to the company by QuikCAT Australia in 2003 and 2004 totaling approximately $102,000 and shares acquired for $50,000 were cancelled as part of this transaction. There is no guarantee that QuikCAT Australia will be successful in raising the capital it needs to pay off the $150,000 of notes to the company and to exercise its option to acquire the North America iNet business.

NOTE 11. DEBT - AFFILIATED PARTY

     Debt was $788,846 and $0 as of September 30, 2004 and December 31, 2003, respectively.

     On June 30, 2004, Rex Tokyo entered into a 100,000,000 Yen or $923,275 working capital loan with Nihon Shinko Bank Co for use as operating capital. The loan requires twenty three monthly payments of 4,167,000 Yen or approximately $37,500 at the current exchange rate plus interest starting July 29, 2004, with a final payment of 4,159,000 Yen, or $37,500 at the current exchange rate plus interest due on June 29, 2006. The loan accrues interest at 9.75% based on the Japanese Yen TIBOR rate, which is adjustable quarterly. The loan is cosigned by the CEO of Rex Tokyo and has certain covenants, including interest coverage, minimum assets and minimum equity. Certain activities are prohibited without consent, including distribution of profits to stockholders, entry into new businesses and leases in excess of certain targets. The loan is not secured.

     Inter Asset Japan and Terra Firma, significant shareholders in the company, collectively own approximately 14.5% of Nihon Shinko Bank Co. However, IAJ does not control Nihon Shinko Bank Co and the transaction and terms were established on an arms-length basis.

NOTE 12. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN

     Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ" and together with IAJ LBO Fund, PBAA, and Terra Firma, our "Controlling Stockholders") collectively hold approximately 81.8% of the common shares of the company as of September 30, 2004. Our Controlling Stockholders (other than IAJ which was not a stockholder at the time) stated in a Schedule 13D filed with the Securities and Exchange Commission ("SEC") on July 6, 2004, and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of our Controlling Stockholders.

     The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of September 30, 2004, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

Inter Asset Japan LBO No. 1 Fund owns:
                                   InfoshowerX Co., Ltd...............42.7%
                                   IA Global, Inc.....................35.3%

PBAA Fund Ltd. owns:
                                   IA Global, Inc.....................30.1%

Terra Firma Fund Ltd. owns:
                                   IA Global, Inc.....................14.6%
                                   Nihon Shinko Bank Co................6.0%  (6)

Inter Asset Japan Co., Ltd. owns:
                                   IA Global, Inc......................1.9%
                                   Cyberbred Co., Ltd..................0.0%  (1)
                                   Nihon Shinko Bank Co................8.5%  (6)

IA Global, Inc. owns:
                                   iAccele Co. Ltd.....................0.0%  (2)
                                   QuikCAT Australia Pty Ltd..........47.54% (5)
                                   Fan Club Entertainment Co., Ltd. ..67.0%
                                   Rex Tokyo Co. Ltd..................60.5%  (3)
                                   IA Global Acquisition Co...........95.0%  (4)

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

(2) The company sold its 76.9% interest in iAccele Co. Ltd on December 29, 2003.

(3) The company acquired its 60.5% interest in Rex Tokyo Co Ltd on March 18,
2004.

(4) The company acquired its 90.5% interest when it contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc. of $101,629 to IA Global Acquisition Co on June 30, 2004 in exchange for a 90.5% in this corporation. the company increased its ownership in IA Global Acquisition Co on October 8, 2004 to 95% by acquiring 4.5% for $250 from the wife of the Chief Executive Officer of QuikCAT Australia.

(5) The company sold its 47.54% interest to QuikCAT Australia Pty Ltd on October 8, 2004.

(6) Inter Asset Japan effectively owns 8.5% thru its 70% ownership of PBA Financial Co Ltd.

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

     iAccele used 70.0 million of the 100.0 million Japanese Yen that it received from the company to partially repay a contractual obligation of 150.0 million Japanese Yen, since reduced by iAccele's payment of 30.0 million Japanese Yen, that it owes to InfoShowerX, a Japanese private company, which was incurred by iAccele in connection with a December 2002 reorganization by which iAccele, previously an unincorporated operating division of InfoShowerX, acquired the division's assets from InfoShowerX and became a stand-alone corporation. IAccele was required to repay this contractual obligation to InfoShowerX in its entirety by the end of April 2003. Further, 42.0 million Japanese Yen was paid by iAccele between February 10, 2003 and June 30, 2003 and the balance of 8.0 million Japanese Yen in August 2003. InfoShowerX has agreed to indemnify the company for any damages that may result from representations and warranties made to the company by iAccele to acquire the company's equity interest thereon.

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

     The company purchased and subsequently leased 600 computers to an investee of the major shareholder of the company, foreignTV Japan co. Ltd., a Japanese limited liability company ("foreignTV"), IAJ owns approximately 66% of foreignTV Japan. The company previously held a minority ownership in foreignTV, but sold its interest in 2002. IAJ, a principal stockholder of the company, currently owns approximately 66% of the outstanding shares of foreignTV. These computers cost approximately $1,000 per machine or approximately $600,000. The company expected to receive about $1,200,000 over the term of these leases for the equipment under lease. The terms of the leases were as follows:

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

     On June 4, 2003, Cyberbred signed a five year agreement with Marvel Enterprises, Inc. ("Marvel Enterprises") and Marvel Characters, Inc. ("Marvel Characters" and collectively with Marvel Enterprises, "Marvel") to manage their fan club in Japan. The Marvel Characters hold the rights to well known characters such as Spider Man, The Hulk, X-Men, Daredevil, Captain America, The Punisher and many others. Cyberbred currently holds the rights to manage the Universal Studio fan club in Japan.

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

     The results of operations of Fan Club are included in the Consolidated Statements of Operations for the period August 5, 2003 to September 30, 2004.

     During the quarter ending September 30, 2004, this business was repositioned by creating a creative design studio focusing on web and traditional print media delivery, including the Marvel characters through its work in providing services to the official Fan Club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc.

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

$1,500,000 CONVERTIBLE NOTE

     On March 21, 2004, PBAA, an affiliate of the company's majority shareholder, invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company has issued a $1.5 million convertible note, convertible into 5 million shares of our common stock by July 31, 2004, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EIFT 98-5 or EITF 00-27.

     On June 18, 2004, the company announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

NOTE 13. EQUITY TRANSACTIONS

     During the nine months ended September 30, 2004, the following stockholder equity events occurred:

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

     On February 25, 2004, the company granted 1,000,000 stock options at an exercise price of $.30 per share to employees of Fan Club. These options vest annually over three years and expire on February 25, 2014. On August 1, 2004, 400,000 of these stock options expired.

     On March 18, 2004, the company purchased 150 Rex Tokyo Co Ltd shares from Mr. Ejima, the CEO of Rex Tokyo, as part of the acquisition of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share, which is the average closing price for the five days prior to closing..

     On March 21, 2004, PBAA, an affiliate of the company's majority shareholder, invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company issued a $1.5 million convertible note, convertible into approximately 5 million shares of our common stock by July 31, 2004, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of the company's common stock ending March 5, 2004, the date PBAA committed to make the investment.

     On March 18, 2004, the company granted 1,500,000 stock options at an exercise price of $.30 per share to employees of Rex Tokyo. These options vest annually over three years and expire on March 18, 2014.

     On April 12, 2004, 1,678,433 warrants traded on the American Stock Exchange under the ticker symbol IAO.WS were not exercised and became void. Each warrant was exercisable to purchase one common share of IA Global Inc. at a price of $3.50 per share.

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

     On July 8, 2004, the company issued 30,000 shares to Martin Stein for legal services. The shares were valued at the fair market price of $.45 per share or $13,500.

NOTE 14. THIRD PARTY LICENSES AND AGREEMENTS

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

     On July 30, 2004 and August 1, 2004 Fan Club signed two license agreements with Total Insurance Management for use in building Internet platforms, including content. The license costs of $540,930 were capitalized and are being amortized the two year life of the agreements.

NOTE 15. COMMITMENTS AND CONTINGENCIES

     As previously disclosed, on September 26, 2003, Andzej Krakowski, a former employee of foreignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement with foreignTV.com, (iii) the issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. On January 10, 2004, the United States District Court for the Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski. On February 9, 2004, Mr. Krakowski filed for arbitration with the American Arbitration Association in East Providence, Rhode Island. Arbitration proceedings with Mr. Krakowski are on-going.

     As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the company, IAJ and David Badner, a major stockholder and former consultant to the company, Mr. Badner has agreed to indemnify and hold the company harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, we were notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner intends to contest his indemnification obligation.

     On November 5, 2004, the company received notice from the American Arbitration Association in New York City that Mr. Badner has commenced an arbitration proceeding against the company, our major shareholder, Inter Asset Japan Co Ltd, and certain officers of the company and Inter Asset Japan Co Ltd relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $6 million plus interest and costs and punitive and exemplary damages in an amount to be determined.

     The company believes that these allegations are entirely without merit and will defend against these claims. There is no guarantee that the company has insurance to cover these claims or that it will be successful in defending these claims.

     As part of the company's strategy to develop our multi-media compression technology products, the company is in discussions with the parent company of QuikCAT, Innovative Computing Group, Inc. ("ICG"), to acquire certain assets of ICG that relate to the technology that the company acquired from QuikCAT on June 10, 2004. There is no assurance that the ICG asset acquisition will be closed.

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

     The following companies are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, (ii) Rex Tokyo Co Ltd, a supplier and re-fitter of equipment for the Pachinko and gaming industry in Japan., (iii) IA Global Acquisition Co, a US company, engaged in multi-media compression technology products, (iv) Fan Club Entertainment Co Ltd, a Japanese company focused on web and traditional print media, including providing services to the official Fan Club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc., which provides advertising, merchandising, publishing, website and data management services to Cyberbred Co Ltd and (v) iAccele Co Ltd, a Japanese company engaged in the business of providing Internet data transmission acceleration service. iAccele was sold on December 29, 2003.

     The following table presents revenues, operating income (loss) and total assets by company for the three and nine months ended September 30, 2004 and 2003:

(in thousands)
                                   IA           Rex             IA
                                 Global,       Tokyo          Global        Fan Club
                                   Inc.       Co Ltd       Acquisition     Entertain.     iAccele
Company                          (1)(2)       (1)(2)            Co           Co Ltd       Co Ltd       Total
                                 -------     ---------     -----------     ----------     -------     --------
Quarter Ended:

  September 30, 2004
  Revenue ....................    $  -       $  7,490        $    53        $   905       $     -     $  8,448

  Operating income (loss) ....     (56)           (21)          (214)            58             -         (233)

  Total assets ...............     389          6,737            841          2,070             -       10,037

  September 30, 2003
  Revenue ....................    $  -       $      -        $     -        $     -       $   126     $    126

  Operating loss .............    (203)             -              -            (39)         (391)        (633)

  Total assets ...............     432              -              -          1,393         1,578        3,403

Nine Months Ended:

  September 30, 2004
  Revenue ....................       -         17,128             74          2,660             -       19,862

  Operating income (loss) ....    (835)           169           (264)            80             -         (850)

  Total assets ...............     389          6,737            841          2,070             -       10,037

  September 30, 2003
  Revenue ....................    $  -       $      -        $     -        $     -       $   231     $    231

  Operating loss .............    (551)             -              -            (39)       (1,196)      (1,786)

  Total assets ...............     432              -              -          1,393         1,578        3,403


Geographic Region               U.S.         Japan       Australia       Total
                             ---------     ---------     ---------     ---------
Quarter Ended:

  September 30, 2004
  Revenue .................  $     53      $  8,395        $   -       $  8,448

  Operating income (loss) .      (271)           38            -           (233)

  Total assets ............     1,123         8,807          107         10,037

  September 30, 2003
  Revenue .................  $      -      $    126        $   -       $    126

  Operating loss ..........      (203)         (430)           -           (633)

  Total assets ............       398         2,971           34          3,403

Nine Months Ended:

  September 30, 2004
  Revenue .................        74        19,788            -         19,862

  Operating income (loss) .    (1,099)          249            -           (850)

  Total assets ............     1,123         8,807          107         10,037

  September 30, 2003
  Revenue .................  $      -      $    231        $   -       $    231

  Operating loss ..........      (551)       (1,235)           -         (1,786)

  Total assets ............       398         2,971           34          3,403


The following reconciles operating loss to net loss before income taxes:

                                      Quarter Ended          Nine Months Ended
                                      September 30,            September 30,
                                    -----------------       -------------------
                                     2004        2003        2004         2003
                                    -----       -----       -----       -------
Operating loss ...............      $(233)      $(633)      $(850)      $(1,786)

Other income (expense) .......         35         (50)        159          (269)
                                    -----       -----       -----       -------

Loss  before minority
  interests and income taxes .       (198)       (683)       (691)       (2,055)

Minority interests ...........         (1)         11          68            11
                                    -----       -----       -----       -------

Loss before income taxes .....      $(197)      $(694)      $(759)      $(2,066)
                                    =====       =====       =====       =======

(1) The Rex Tokyo Co Ltd operating income for the quarter ending September 30, 2004 is net of $164,000 of management service expenses paid to IA Global and $14,000 related to a writedown of a fixed asset.

(2) The Rex Tokyo Co Ltd operating income for the nine months ending September 30, 2004 is net $164,000 of management service expenses paid to IA Global, $147,000 of merger and acquisition expenses and $96,000 related to a writedown of a fixed asset.

NOTE 17. SUBSEQUENT EVENTS

     On September 15, 2004, the company announced the refocusing of its holdings related to QuikCAT and QuikCAT Australia. The company's focus will be on the development of its multi-media compression technologies for use in video, picture and audio products and it will pursue licensing contracts with third party vendors. The company has decided to divest the iNet outside of North America to its joint venture partner QuikCAT Australia.

     As part of this transaction, the company is assigning its intellectual property rights in the iNet business outside of North America and its 47.54% interest in QuikCAT Australia to QuikCAT Australia, for notes totaling $150,000 that are due from December 2004 thru June 2005. The notes are secured by the assets of QuikCAT Australia until QuikCAT Australia raises $100,000 in capital. Notes issued to the company by QuikCAT Australia in 2003 and 2004 totaling approximately $102,000 and shares acquired for $50,000 were cancelled as part of this transaction.

     The company also granted QuikCAT Australia an exclusive option to acquire the North American iNet business for $213,000 in cash. This option expires on February 28, 2005. On October 8, 2004, the company announced that the transaction with QuikCAT Australia closed.

     There is no guarantee that QuikCAT Australia will be successful in raising the capital it needs to pay off the $150,000 of notes to the company and to exercise its option to acquire the North America iNet business. There is no guarantee that the company will be successful in closing licensing agreements necessary to the development of its multi-media compression technology business.

     On September 9, 2004, the company announced that Rex Tokyo signed an agreement to establish a joint venture company in Japan on September 6, 2004. On October 15, 2004, the company announced that the formation of the joint venture company, Timothy World Co Ltd ("Timothy World") has been completed and Timothy World has signed an Exclusive Distributor Sales Agreement ("Agreement") with Rex Tokyo's joint venture partner, Kyushu Tesco Co Ltd ("Tesco"). The Agreement is for a two year term and is non-cancelable. There are no minimum purchase requirements or penalties under this Agreement. Timothy World is 60% owned byRex Tokyo and 40% by Tesco.

     Kyushu Tesco has developed a unique down-lighting fixture that allows three times the lighting capacity to be achieved from a standard fixture, thus reducing running costs of the lights. Rex Tokyo has already test marketed the lighting system to a number of its clients. This joint venture will enable Rex and Tesco to market the lighting system to a much wider customer base.

     Rex Tokyo will contribute approximately $55,000 out of working capital and loans for its 60% interest in the joint venture company. In addition, Rex Tokyo expects to provide a working capital loan as the business increases.

     As previously disclosed, on September 26, 2003, Andzej Krakowski, a former employee of foreignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement with foreignTV.com, (iii) the issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. On January 10, 2004, the United States District Court for the Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski. On February 9, 2004, Mr. Krakowski filed for arbitration with the American Arbitration Association in East Providence, Rhode Island. Arbitration proceedings with Mr. Krakowski are on-going.

     As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the company, IAJ and David Badner, a major stockholder and former consultant to the company, Mr. Badner has agreed to indemnify and hold the company harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, we were notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner intends to contest his indemnification obligation.

     On November 5, 2004, the company received notice from the American Arbitration Association in New York City that Mr. Badner has commenced an arbitration proceeding against the company, our major shareholder, Inter Asset Japan Co Ltd, and certain officers of the company and Inter Asset Japan Co Ltd relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $6 million plus interest and costs and punitive and exemplary damages in an amount to be determined.

     The company believes that these allegations are entirely without merit and will defend against these claims. There is no guarantee that the company has insurance to cover these claims or that it will be successful in defending these claims.

     On November 10, 2004, the company announced that PBAA , Inter Asset Japan and Mr. Isobe have collectively invested an additional $1,130,000 into the company in a private placement. PBAA and Inter Asset Japan are existing shareholders of the company and, together with their affiliates, are the majority shareholders in the company. Mr. Isobe is affiliated with each of PBAA and Inter Asset Japan and is a business partner with Alan Margerison, the company's CEO. The company will use the proceeds from this financing to accelerate the development of the Rex Tokyo business and for general corporate purposes. This financing will also increase the company's stockholders' equity which is required in order for the company to maintain its AMEX listing.

     Under the financing terms, the company has agreed to issue 4,448,820 shares of the company's common stock at a price per share of $0.254, which was the fair-market value of the trailing five-day average closing price of the company's common stock ending November 8, 2004, the date the investors committed to make the investment.

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

     Our business model has changed substantially over the last several years. During 2002 and 2003, we shifted our business model from being a provider of broadband entertainment channels with revenues derived from advertising, to a developer of media, entertainment and technology products and services. This shift in focus was implemented primarily through acquisitions, as described below. We intend to grow our business by growing existing businesses and acquiring additional companies, with a focus on media, entertainment and technology businesses.

     The acquisition of Fan Club and Rex Tokyo and the development of the multi-media compression technology with QuikCAT are key components of our strategy to shift our revenue model from broadband entertainment channels and revenues derived from advertising to a renewed focus on developing media technology products and services and on licensing revenues. We may develop such media technology products and services internally, or acquire them from other parties.

     We received $280,000 from the sale of iAccele on January 16, 2004, $400,000 from a subscription agreement from a related party on January 12, 2004, $354,000 from the sale of our Fan Club shares on February 10, 2004 and $1,500,000 from a convertible note from a related party on March 17, 2004. In addition, on November 10, 2004, we announced that PBAA , Inter Asset Japan and Mr. Isobe, related parties, have collectively invested an additional $1,130,000 into the company in a private placement.

     We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and IA Global Acquisition Co, to acquire businesses and to meet AMEX requirements for continued listing of our shares. Our major shareholders has indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

     Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

KEY MARKET OPPORTUNITIES

     Building on the acquisitions of Rex Tokyo, Fan Club and QuikCAT, the key market opportunities include:

     o Expanding and strengthening the Rex Tokyo business by opening additional regional offices in Japan.

     o Vertically integrating Rex Tokyo business by acquiring or entering into other Pachinko/Slot machine related business activities.

     o Recognizing unique needs in Pachinko/ slot machine industry for improved service and maintenance levels, and adapting to provide these.

     o Meeting the needs of current customers of Rex Tokyo and seek expansion of customer base in Pachinko and Slot machine industry.

     o Continued focus on servicing Pachinko / Slot machine stores that operate as "Chain Stores" usually requiring a high level of automation with stores.

     o Expanding further the market reach of Fan Club Entertainment by broadening the business model beyond bounds of Marvel Fan Club.

     o    Signing license deals utilizing the patented QuikCAT technology.

     o Further expand the operations by acquiring other perceived quality companies in Japan.

PRIMARY RISKS AND UNCERTAINTIES

     We are exposed to risks associated with our AMEX listing, legal claims, a volatile share price and limited insurance. These risks and uncertainties are discussed in Factors That May Effect Future Results.

     Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. This quarter, 50.9% of Rex Tokyo's revenues resulted from sales to one Chain Store. Any slow down in this side of the industry could significantly impact Rex Tokyo's ability to perform at current levels of revenue. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plan by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

     The Pachinko / Slot machine industry in Japan has seen a significant growth in the Slot machine side of the business, while the Pachinko market has remained more constant in terms of total number of machines in stores. Rex Tokyo has focused heavily on the Slot machine side of the business. Any downturn in growth of the Slot machine market, or change in law that might curtail sales of Slot machines in the market, could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Rex Tokyo has expanded its sales offices based on a perceived need for more local representation in areas where clients are based. In providing clients with a local office, feedback from clients can be more readily received, thus helping to improve service levels. There is also a possibility that information from clients may be filtered prior to reaching head office. This may result in a less accurate picture of client satisfaction levels and expectations. Rex Tokyo regularly conducts meetings with managers from the local offices to hear their views in an effort to combat this, however, a decrease in client satisfaction levels could have a material adverse effect on our business prospects, financial condition and results of operations.

     Rex Tokyo has seen an expansion of its business by aligning itself strongly with a number of core clients. If for any reason Rex Tokyo's image was damaged with those clients or in the industry as a whole, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Rex Tokyo's business is dependant upon its ability to maintain tight control on its cash flow cycle. In general, as the amount of work increases so to the amount of cash flow required increases. If Rex Tokyo is not able to maintain sufficient cash flow to expand its business at the same pace as its client's expansion, it may lead to clients moving their accounts to other service providers.

     Rex Tokyo is dependant upon key suppliers for supply of parts and machinery to the Pachinko slot machine industry, It also outsources a large amount of its maintenance and installation work. Failure to secure specific machines or parts that clients request from suppliers may lead to a decrease in sales. Failure to maintain good relationships with its suppliers and outsourcing companies could result in the inability to complete work for clients.

     Revenue recognition is based on completion of work and industry regulated police inspection being carried out so that stores can open. A change in this system or the delay of inspections could adversely affect revenue.

     The passing of legislation that may allow for other forms of gaming within Japan could cause a material change in the business model of Rex Tokyo. While no legislation has been passed at this time, debate in political circles over the introduction of legal casinos in Japan has been public knowledge for some time. It is not known whether such legislation might ever be passed in Japan, or if it was passed, what impact that may have on Rex Tokyo's business, prospects, financial condition and results of operations. Further, the existence and growth of illegal or "underground" casinos in Japan may also have a similar negative impact.

     Fan Club Entertainment's business is focused on web and traditional print media, including providing services to the official Fan Club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc. via appointment under an exclusive contract with Cyberbred Co. Ltd. Any significant change in the relationship between the above parties could adversely affect the business of Fan Club Entertainment. From time to time, Fan Club Entertainment will be required to seek the approval of Marvel and or Cyberbred to launch a new web service, event, media publication or merchandising product. Lack of timely approval of the parties, or non-approval could lead to a significant decrease in the ability of Fan Club Entertainment to produce sales revenue, and indeed sustain their business.

     IA Global Acquisition Co., which acquired its assets from QuikCAT, operates in a market that has many competitors, many of which have substantially more capital than IA Global Acquisition Co. The creation of a quality product or service may not be enough for IA Global Acquisition Co. to succeed in this market. There are significant risks in releasing a new product or service from IA Global Acquisition Co., including but not limited to, the market may not wish to adopt any new standards that are proposed out of the product, the market may view the product released as incompatible with other adopted standards, the product released may not meet expectations that have been raised by it, the product may not be adaptable to the application required. IA Global Acquisition Co. remains a start-up operation with a small number of development personnel. There is a risk that IA Global Acquisition Co., while having developed a large amount of proprietary technology, may not be able to create a product or service that is acceptable to the market or be able to license the technology.

     The company has thus far expanded its operation by acquiring companies in Japan and the US. We have been reliant on the company's majority shareholder in assisting the company in raising finance to carry out these acquisitions. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and IA Global Acquisition Co, to acquire businesses and meet AMEX's requirements for continued listing of our shares. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that the we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise.

KEY TRENDS

     Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. The number of total stores in Japan has decreased during this time from approximately 18,000 to approximately 16,000. The number of stores owned by Chain Stores has increased dramatically, while the number of one-owner one-store establishments has decreased.

     In addition, the increase in market penetration of slot machines as opposed to the more traditional Pachinko machines now shows slot machines to make up over 30% of the market in terms of total number of machines in stores. Rex Tokyo has focused heavily on the slot machine side of the industry.

KEY DRIVERS

     One of the key drivers in the industry for expansion has been the rapid pace of new store openings by the Chain Stores. These stores have put an emphasis on automating the operation within the store as much as possible, and reducing the overhead of labor costs. Suppliers of automated equipment, such as automatic medal dispenser, cigarette ash disposal machines etc. have benefited from this expansion.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                                    Three Months Ended September 30,
                                                        --------------------------------------------------------
                                                          2004            2003        $ Variance      % Variance
                                                        --------------------------------------------------------
Revenue .........................................       $  8,448        $   126        $  8,322         6604.8%

Cost of sales ...................................          7,075            153           6,922         4524.2%
                                                        --------        -------        --------        -------

Gross profit (loss) .............................          1,373            (27)          1,400         5185.2%
                                                        --------        -------        --------        -------

Expenses:
Selling, general and
  administrative expenses .......................          1,592            606             986          162.7%
Writedown of fixed assets .......................             14              -              14           *
                                                        --------        -------        --------        -------
Total expenses ..................................          1,606            606           1,000          165.0%
                                                        --------        -------        --------        -------

Operating loss ..................................           (233)          (633)            400           63.2%
                                                        --------        -------        --------        -------

Other Income (Expense):
Interest income .................................              2              1               1          100.0%
Interest expense ................................            (21)           (79)             58          -73.4%
Other Income ....................................             82             25              57          228.0%
Foreign currency translation adjustment .........              -              3              (3)          *
Loss on equity investment in QuikCAT
       Australia Pty Ltd ........................            (28)             -             (28)          *
                                                        --------        -------        --------        -------
Total other income (expense) ....................             35            (50)             85          170.0%
                                                        --------        -------        --------        -------
Loss before minority interests
  and income taxes ..............................           (198)          (683)            485           71.0%
Minority interests ..............................             (1)            11             (12)        -109.1%
                                                        --------        -------        --------        -------
Loss before income taxes ........................           (197)          (694)            497           71.6%
Income taxes ....................................             88              -              88           *
                                                        --------        -------        --------        -------
Net loss ........................................       $   (285)       $  (694)       $    409           58.9%
                                                        ========        =======        ========        =======

(dollars in thousands)
                                                                     Nine Months Ended September 30,
                                                        --------------------------------------------------------
                                                          2004            2003        $ Variance      % Variance
                                                        --------------------------------------------------------
Revenue .........................................       $ 19,862        $   231        $ 19,631         8498.3%

Cost of sales ...................................         16,503            453          16,050         3543.0%
                                                        --------        -------        --------        -------

Gross profit (loss) .............................          3,359           (222)          3,581         1613.1%
                                                        --------        -------        --------        -------

Expenses:
Selling, general and
  administrative expenses .......................          4,114          1,564           2,550          163.0%
Writedown of fixed assets .......................             95              -              95           *
                                                        --------        -------        --------        -------
Total expenses ..................................          4,209          1,564           2,645          169.1%
                                                        --------        -------        --------        -------

Operating loss ..................................           (850)        (1,786)            936           52.4%
                                                        --------        -------        --------        -------

Other Income (Expense):
Interest income .................................             10              2               8          400.0%
Interest expense ................................            (41)          (275)            234          -85.1%
Other Income ....................................            231              1             230        23000.0%
Foreign currency translation adjustment .........              2              3              (1)         -33.3%
Loss on equity investment in QuikCAT
       Australia Pty Ltd ........................            (43)             -             (43)          *
                                                        --------        -------        --------        -------
Total other income (expense) ....................            159           (269)            428          159.1%
                                                        --------        -------        --------        -------
Loss before minority interests
  and income taxes ..............................           (691)        (2,055)          1,364           66.4%
Minority interests ..............................             68             11              57          518.2%
                                                        --------        -------        --------        -------
Loss before income taxes ........................           (759)        (2,066)          1,307           63.3%
Income taxes ....................................            290              -             290           *
                                                        --------        -------        --------        -------
Net loss ........................................       $ (1,049)       $(2,066)       $  1,017           49.2%
                                                        ========        =======        ========        =======

 * Not meaningful.

THREE MONTHS ENDED SEPTEMBER 30, 2004 VS. THREE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUE

     Net revenue for the quarter ended September 30, 2004 increased $8,322,000 to $8,448,000, as compared to the quarter ended September 30, 2003. This increase was due to revenue from our 2003 and 2004 acquisitions. Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $7,490,000 and Fan Club recorded revenue of $905,000. The prior year included iAccele revenue of $126,000, which was primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers
(VARs), internet service providers (ISPs) or directly to end-users. iAccele was sold on December 29, 2003.

COST OF SALES

     Cost of sales for the quarter ended September 30, 2004 increased $6,922,000 to $7,075,000 as compared to the quarter ended September 30, 2003. This increase was due to Rex Tokyo cost of sales of $6,270,000, primarily consisting of inventory purchases and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Fan Club cost of sales was $805,000 and this primarily related to outsourced website development for customers and amortization of the Marvel and other license agreements. The prior year included license fees for iAccele software and other iAccele costs of $153,000.

EXPENSES

     Selling, general and administrative expenses for the quarter ended September 30, 2004 increased $1,000,000 to $1,606,000, as compared to the quarter ended September 30, 2003. This was due to increased operating expenses of $1,241,000 related to Rex Tokyo, $51,000 related to Fan Club and $266,000 related to IA Global Acquisition Co. The increased operating expenses included merger and acquisition expenses of $41,000 and a writedown of fixed assets of $14,000. The prior year included iAccele expenses of $397,000.

     For 2004 and 2003, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relation, merger and acquisition expenses and writedown of fixed assets and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Fan Club on August 5, 2003, Rex Tokyo on March 18, 2004 and IA Global Acquisition Co on June 10, 2004 and the sale of iAccele on December 29, 2003.

OTHER INCOME/ EXPENSE

     Other income for the quarter ended June 30, 2004 was $35,000 as compared to other expense of $50,000 for the quarter ended September 30, 2003. This change was due to reduced interest and beneficial conversion rights on convertible loans-related party and miscellaneous income from Rex Tokyo.

NET LOSS

     Net loss was $285,000 for the quarter ended September 30, 2004 as compared to a net loss of $694,000 for the quarter ended September 30, 2003. The reasons for the decreased loss were discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2004 VS. NINE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUE

     Net revenue for the nine months ended September 30, 2004 increased $19,631,000 to $19,862,000, as compared to the nine months ended September 30, 2003. This increase was due to revenue from our 2003 and 2004 acquisitions. Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $17,127,000 and Fan Club recorded revenue of $2,660,000. The prior year included iAccele revenue of $231,000, which was primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers
(VARs), internet service providers (ISPs) or directly to end-users. iAccele was sold on December 29, 2003.

COST OF SALES

     Cost of sales for the nine months ended September 30, 2004 increased $16,050,000 to $16,503,000 as compared to the nine months ended September 30, 2003. This increase was due to Rex Tokyo cost of sales of $14,144,000 consisting primarily of inventory purchases and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Fan Club cost of sales was $2,359,000 and this primarily related to outsourced website development for customers and amortization of the Marvel contract and other license agreements. The prior year included license fees for iAccele software and other iAccele costs of $453,000.

EXPENSES

     Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $2,645,000 to $4,209,000, as compared to the nine months ended September 30, 2003. This was due to increased operating expenses of $2,814,000 related to Rex Tokyo, $212,000 related to Fan Club and $338,000 related to IA Global Acquisition Co. The increased operating expenses included merger and acquisition expenses of $387,000 and the writedown of fixed assets of $95,000. The prior year included iAccele expenses of $1,027,000.

     For 2004 and 2003, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relation, merger and acquisition expenses and writedown of fixed assets and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition Fan Club on August 5, 2003, Rex Tokyo on March 18, 2004 and IA Global Acquisition Co on June 10, 2004 and the sale of iAccele on December 29, 2003.

OTHER INCOME/ EXPENSE

     Other income for the nine months ended September 30, 2004 was $159,000 as compared to other expense of $269,000 for the nine months ended September 30, 2003. This decrease was due to reduced interest and beneficial conversion rights on convertible loans- related party and miscellaneous income from Rex Tokyo.

NET LOSS

     Net loss was $1,049,000 for the nine months ended September 30, 2004 as compared to a net loss of $2,066,000 for the nine months ended September 30, 2003. The reasons for the decreased loss were discussed above.

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

     On February 25, 2004, we granted 1,000,000 stock options at an exercise price of $.30 per share to employees of Fan Club. These options vest annually over three years and expire on February 25, 2014. On August 1, 2004, 400,000 of these stock options expired.

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

     We have not recorded any compensation expense for stock options granted to employees during the nine months ended September 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash of approximately $2.3 million and net working capital of approximately $1.8 million as of September 30, 2004. We had a net loss of $2.1 million for the year ended December 31, 2003 and we expect to incur operating losses for the foreseeable future.

     We received $280,000 from the sale of iAccele on January 16, 2004, $400,000 from a subscription agreement from a related party on January 12, 2004, $354,000 from the sale of our Fan Club shares on February 10, 2004 and $1,500,000 from a convertible note from a related party on March 17, 2004. In addition, on November 10, 2004, we announced that PBAA , Inter Asset Japan and Mr. Isobe, related parties, have collectively invested an additional $1,130,000 into the company in a private placement.

     We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and IA Global Acquisition Co, to acquire businesses and to meet our AMEX requirements. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise.

     Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we do raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

     Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $18.9 million as of September 30, 2004, with approximately $8.8 million raised in the initial public offering, $6.5 million raised in private placements, $3.6 million raised in the conversion of debt and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $9.5 million, including $6.9 million issued for services, $2.3 million related to a beneficial conversion feature, $.2 million related to the Fan Club acquisition and $.1 million related to the Rex Tokyo acquisition. Additional funding was obtained from short-term and long-term debt from a affiliated party and approximately $.8 million was outstanding as of September 30, 2004.

     The September 30, 2004 quarter typically is a seasonal low quarter for Rex Tokyo. This results in reduced sales, accounts receivable, inventory and accounts payable during the quarter. During the fourth quarter, we begin to buy inventory and incur expenses for this quarter, which is typically a seasonal high quarter for Rex Tokyo. We expect this business cycle will reduce cash thru December 31, 2004, when we expect the fourth quarter sales to improve cash flow.

OPERATING ACTIVITIES

     Net cash used in operations for the nine months September 30, 2004 was $87,000. This amount was primarily related to a net loss of $1,049,000, an increase of $152,000 in notes receivable, a decrease in accounts payable of $1,081,000 and a decrease in deferred revenues of $463,000. This was offset by depreciation and amortization of $384,000, a decrease in accounts receivable of $741,000, a decrease in inventory of $763,000 and an increase in minority interest liability of $477,000.

INVESTING ACTIVITIES

     Net cash used in investing activities for the nine months ended September 30, 2004 was $804,000. This amount related to the cash of Rex Tokyo at the date of acquisition of $1,935,000, offset by the acquisition of Rex Tokyo for $941,000 and IA Global Acquisition Co for $700,000, as discussed below, the purchase of capital expenditures of $507,000, primarily related to the new office leases for Rex Tokyo and purchases of intangibles of $541,000, primarily related to the two new content leases for Fan Club.

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

FINANCING ACTIVITIES

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $2,603,000. This amount related to a loan from a related party of $1,500,000, the proceeds of the sale of common stock for $400,000 and the proceeds of short-term and long-term debt from an affiliated party of $789,000.

     On December 29, 2003, the company agreed to sell to PBAA, a related party, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

     On March 21, 2004, PBAA, invested an additional $1.5 million into the company in a private placement. Under the financing terms we have issued a $1.5 million convertible note, convertible into 5 million shares of our common stock by July 31, 2004, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EIFT 98-5 or EITF 00-27.

     On June 18, 2004, we announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

     On June 30, 2004, Rex Tokyo entered into a 100,000,000 Yen or $923,275 working capital loan with Nihon Shinko Bank Co for use as operating capital. The loan requires twenty three monthly payments of 4,167,000 Yen or approximately $37,500 at the current exchange rate plus interest starting July 29, 2004, with a final payment of 4,159,000 Yen, or $37,500 at the current exchange rate plus interest due on June 29, 2006. The loan accrues interest at 9.75% based on the Japanese Yen TIBOR rate, which is adjustable quarterly. The loan is cosigned by the CEO of Rex Tokyo and has certain covenants, including interest coverage, minimum assets and minimum equity. Certain activities are prohibited without consent, including distribution of profits to stockholders, entry into new businesses and leases in excess of certain targets. The loan is not secured.

     Inter Asset Japan and Terra Firma, significant shareholders in the company, collectively own approximately 14.5% of Nihon Shinko Bank Co. However, IAJ does not control Nihon Shinko Bank Co and the transaction and terms were established on an arms-length basis.

Other Material Commitments. The company's contractual cash obligations as of September 30, 2004 are summarized in the table below (1).

                                                          Less Than                                Greater Than
 Contractual Cash Obligations              Total           1 Year        1-3 Years     3-5 Years      5 Years
 ----------------------------------       --------        ---------      ---------     ---------     --------
 Operating leases .................       $515,270        $283,052       $209,040       $23,179        $0

 Capital lease obligations ........         71,990          25,392         41,393         5,206         0

 Long term debt repayment .........        788,846         461,636        327,210             0         0

 Capital expenditures .............        100,000         100,000              0             0         0

 Acquisitions .....................        100,000         100,000              0             0         0

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

INCOME TAXES

     The company is subject to income taxes in both the U.S. and foreign (Japan) jurisdictions. Significant judgment is required in determining the provision for income taxes. We recorded a valuation for the deferred tax assets from our net operating losses carried forward due to us not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation recorded. The company and Rex Tokyo implemented a Management Services Agreement during the three months ended September 30, 2004, which was effective April 1, 2004.

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

REVENUE RECOGNITION

     We recognize revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, and collectivity is reasonably assured. The company accounts for certain construction contracts/projects on the percentage-of-completion method and under this method, income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. Deferred revenue includes amounts billed to customers for whom revenue has not been recognized that generally results from products completed by the company prior to year-end but not accepted by end users until after year-end.

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

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS-BENEFICIAL CONVERSION FEATURES

     We have adopted EITF issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for the convertible debt. EITF 98-5 recognition of a conversion feature that is in-the-money at issuance as additional paid in-capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The intrinsic value of the feature is the difference between the conversion price and the fair value of the stock into which the security is convertible, multiplied by the number of shares. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. These beneficial conversion features of debt or equity instruments, depending on the specific facts and circumstances will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

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

OUR COMMON STOCK COULD BE DELISTED FROM THE AMERICAN STOCK EXCHANGE ("AMEX")

     In May 2003, we received notice from the AMEX Staff indicating that we were below certain of AMEX's continued listing standards, due to losses in two of its most recent fiscal years with shareholder equity below $2 million, and had sustained losses so substantial in its overall operations that it appeared questionable, in the opinion of the Exchange, as to whether we would be able to continue operations, as set forth in Section 1003(a)(i) and Section 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to AMEX and on July 7, 2003 presented its plan, with a further amended submission on September 8, 2003. On September 30, 2003, AMEX notified us that it accepted our plan of compliance and granted the us an extension until November 27, 2004 to regain compliance with the continued listing standards. The company will be subject to periodic review by AMEX Staff during the extension period, during which we will be required to make progress consistent with the plan and to regain compliance with the continued listing standards.

     On October 7, 2004, we received notice from the AMEX Staff that we remained not in compliance with Section 1003(a)(ii), which requires a company to have shareholders' equity of not less than $4,000,000 if the company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. AMEX Staff also informed us in that letter that we must submit a description of the acquisition and or investment that would bring the company into compliance with all continued listing standards by November 27, 2004. In addition, the AMEX Staff notified us that if we do did not have at least $6,000,000 in shareholders' equity in its financial report on Form 10-K for the fiscal year ending December 31, 2004, that we would also not be in compliance with Section 1003(a)(iii) of the AMEX Company Guide, which requires a company to have $6,000,000 in shareholders' equity if the company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years.

     On November 10, 2004, we announced that PBAA , Inter Asset Japan and Mr. Isobe have collectively invested an additional $1,130,000 into the company in a private placement. This increased our stockholder's equity to approximately $4,300,000. We continue to work with AMEX on our listing, but there can be no guarantee that we will be able to maintain our listing after November 27, 2004. Not achieving our plan of compliance accepted by AMEX and the listing rules set forth in the AMEX Company Guide could result in our common stock being delisted from AMEX, which could materially affect the ability of our stockholders to dispose of their shares and reduce the liquidity of their investment. In addition, delisting could affect our ability to obtain financing to support future operations and acquisitions.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES

     We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and IA Global Acquisition Co, to acquire businesses and to meet our AMEX requirements for continued listing of our shares. Our major shareholders have indicated a willingness to support our financing efforts. However, there can be no assurance that the we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

THE COMPANY IS EXPOSED TO LEGAL CLAIMS

     We have been, currently are, or in the future may be involved in legal proceedings or claims. Such current claims are detailed in Part 2, Item 1, Legal Proceedings. Such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's time and attention. There can be no guarantee that we will be successful in resolving such claims.

WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

     In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003, one acquisition in August, 2003 one acquisition in March 2004 and one acquisition in June 2004, invested in a joint venture in July, 2003 and expanded the Rex Tokyo business as discussed, and sold a business in December, 2003 and a joint venture in October, 2004. Such transactions are accompanied by a number of risks, including:

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

     Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 9, 2004, 82.4 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal stockholders and other company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

WE HAVE LIMITED INSURANCE

     We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A  LIMITED OPERATING HISTORY

     We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, we have shifted our revenue model from broadband entertainment channels and revenues derived from advertising to a focus on developing media, entertainment and technology products and services and on licensing revenues. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for media, entertainment and technology products and services.

     As we have such a limited history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE

     We have experienced net losses since inception. We expect to incur losses for the foreseeable future. There can be no assurance that we will ever achieve profitability.

WE REVISED OUR BUSINESS PLAN

     At the beginning of 2003, we revised our business plan to expand into other areas of media, entertainment and technology. We have shifted the revenue model from broadband entertainment channels and revenues derived predominantly from advertising, to a focus on developing media technology products and services, and on generating licensing revenues. To this end, we may develop such media, entertainment and technology products and services internally, or acquire them from other parties.

OUR CUSTOMER BASE IS CONCENTRATED

     One customer was 50.9.% of net revenues for the nine months ending September 30, 2004. We anticipate that significant customer concentration will continue for the foreseeable future. The loss of a significant customer would have a material adverse effect on our business, financial condition and results of operations.

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

     We currently are not a party to the agreement between Cyberbred and Marvel. However, this contract is material to us we would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel. We cannot make any assurances about the relationship between Cyberbred and Marvel.

     On July 30, 2004 and August 1, 2004 Fan Club, signed two license agreements with Total Insurance Management for use in building Internet platforms, including content. The license costs of $540,930 were capitalized and are being amortized over the two year life of the agreements.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY

     As of November 9, 2004, Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma") and Inter Asset Japan Co. Ltd. ("IAJ") collectively hold approximately 82.7% of our common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Margerison, one of our Directors, and our President and Chief Executive Officer, currently serves as the Chairman of IAJ, a Japanese venture capital company.

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

WE ARE EXPOSED TO CHANGES IN THE PACHINKO INDUSTRY

     Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. This quarter, 50.9% of Rex Tokyo's revenues resulted from sales to one Chain Store. Any slow down in this side of the industry could significantly impact Rex Tokyo's ability to perform at current levels of revenue. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plan by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

     The Pachinko / Slot machine industry in Japan has seen a significant growth in the Slot machine side of the business, while the Pachinko market has remained more constant in terms of total number of machines in stores. Rex Tokyo has focused heavily on the Slot machine side of the business. Any downturn in growth of the Slot machine market, or change in law that might curtail sales of Slot machines in the market, could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Rex Tokyo has expanded its sales offices based on a perceived need for more local representation in areas where clients are based. In providing clients with a local office, feedback from clients can be more readily received, thus helping to improve service levels. There is also a possibility that information from clients may be filtered prior to reaching head office. This may result in a less accurate picture of client satisfaction levels and expectations. Rex Tokyo regularly conducts meetings with managers from the local offices to hear their views in an effort to combat this, however, a decrease in client satisfaction levels could have a material adverse effect on our business prospects, financial condition and results of operations.

     Rex Tokyo has seen an expansion of its business by aligning itself strongly with a number of core clients. If for any reason Rex Tokyo's image was damaged with those clients or in the industry as a whole, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

     Rex Tokyo's business is dependant upon its ability to maintain tight control on its cash flow cycle. In general, as the amount of work increases so to the amount of cash flow required increases. If Rex Tokyo is not able to maintain sufficient cash flow to expand its business at the same pace as its client's expansion, it may lead to clients moving their accounts to other service providers.

     Rex Tokyo is dependant upon key suppliers for supply of parts and machinery to the Pachinko slot machine industry, It also outsources a large amount of its maintenance and installation work. Failure to secure specific machines or parts that clients request from suppliers may lead to a decrease in sales. Failure to maintain good relationships with its suppliers and outsourcing companies could result in the inability to complete work for clients.

     Revenue recognition is based on completion of work and industry regulated police inspection being carried out so that stores can open. A change in this system or the delay of inspections could adversely affect revenue.

     The passing of legislation that may allow for other forms of gaming within Japan could cause a material change in the business model of Rex Tokyo. While no legislation has been passed at this time, debate in political circles over the introduction of legal casinos in Japan has been public knowledge for some time. It is not known whether such legislation might ever be passed in Japan, or if it was passed, what impact that may have on Rex Tokyo's business, prospects, financial condition and results of operations. Further, the existence and growth of illegal or "underground" casinos in Japan may also have a similar negative impact.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

     We were exposed to foreign currency risks due to the acquisition of Fan Club on August 5, 2003 and Rex Tokyo on March 18, 2004. These businesses operate in Japan.

     We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

     The Company is exposed to interest rate risk due to the loan payable of $788,846 as of September 30, 2004. The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed, on September 26, 2003, Andzej Krakowski, a former employee of foreignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement with foreignTV.com, (iii) the issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. On January 10, 2004, the United States District Court for the Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski. On February 9, 2004, Mr. Krakowski filed for arbitration with the American Arbitration Association in East Providence, Rhode Island. Arbitration proceedings with Mr. Krakowski are on-going.

     As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the company, IAJ and David Badner, a major stockholder and former consultant to the company, Mr. Badner has agreed to indemnify and hold the company harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, we were notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner intends to contest his indemnification obligation.

     On November 5, 2004, we received notice from the American Arbitration Association in New York City that Mr. Badner has commenced an arbitration proceeding against the company, our major shareholder, Inter Asset Japan Co Ltd, and certain officers of the company and Inter Asset Japan Co Ltd relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $6 million plus interest and costs and punitive and exemplary damages in an amount to be determined.

     We believe that these allegations are entirely without merit and will defend against these claims. There is no guarantee that we have insurance to cover these claims or that we will be successful in defending these claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On July 8, 2004, we issued 30,000 shares to Martin Stein for legal services. The shares were valued at the fair market price of $.45 per share or $13,500.

     On February 25, 2004, we granted 1,000,000 stock options at an exercise price of $.30 per share to employees of Fan Club. These options vest annually over three years and expire on February 25, 2014. On August 1, 2004, 400,000 of these stock options expired.

     On November 10, 2004, we announced that PBAA , Inter Asset Japan and Mr. Isobe have collectively invested an additional $1,130,000 into the company in a private placement. PBAA and Inter Asset Japan are existing shareholders of the company and, together with their affiliates, are the majority shareholders in the company. Mr. Isobe is affiliated with each of PBAA and Inter Asset Japan and is a business partner with Alan Margerison, the company's CEO. We will use the proceeds from this financing to accelerate the development of the Rex Tokyo business and for general corporate purposes. This financing will also increase our stockholders' equity which is required in order for the company to maintain its AMEX listing.

     Under the financing terms, we agreed to issue 4,448,820 shares of our common stock at a price per share of $0.254, which was the fair-market value of the trailing five-day average closing price of the company's common stock ending November 8, 2004, the date the investors committed to make the investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

       10.1 Share Purchase Agreement dated September 15, 2004 among IA Global Acquisition Co, IA Global Inc., QuikCAT Australia Pty Ltd and Marie-Rose Pontre. (1)

       10.2 Internet Accelerator Assignment Agreement dated September 15, 2004 among IA Global Acquisition Co, IA Global Inc and QuikCAT Australia Pty Ltd. (1)

       10.3 Letter dated October 8, 2004 between IA Global, Inc. and QuikCAT Australia Pty Ltd concerning closing of transaction . (2)

       10.4 Exclusive Distributor Sales Agreement dated October 15, 2004 between Timothy World Co Ltd and Kyushu Tesco Co Ltd. (3)

       10.5 Letter dated November 11, 2004 between IA Global, Inc. and QuikCAT Australia Pty Ltd concerning North America marketing and distribution.

       10.6 Management Services Agreement effective April 1, 2004 between IA Global, Inc. and Rex Tokyo Co Ltd.

       10.7 Basic Contract dated July 30, 2004 between Fan Club Entertainment Co Ltd and Total Insurance Management.

       10.8 Basic Contract dated August 1, 2004 between Fan Club Entertainment Co Ltd and Total Insurance Management.

       10.9 Subscription Agreement dated November 9, 2004 between IA Global, Inc. and Inter Asset Japan Co Ltd. (4)

       10.10 Subscription Agreement dated November 9, 2004 between IA Global, Inc. and PBAA Fund Ltd. (4)

       10.11 Subscription Agreement dated November 9, 2004 between IA Global, Inc. and Mr. Isobe. (4)

       10.12 Joint Venture Establishment dated September 6, 2004 between Rex Tokyo Co Ltd and Tesco Co Ltd. (5)

       31.1   Section 302 Certifications

       31.2   Section 302 Certifications

       32.1   Section 906 Certifications

       32.2   Section 906 Certifications

    ----------
    (1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 15, 2004 and filed September 16, 2004, and incorporated herein by reference.
    (2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 7, 2004 and filed October 12, 2004, and incorporated herein by reference.
    (3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 15, 2004, filed October 18, 2004 and amended October 19, 2004, and incorporated herein by reference.
    (4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 9, 2004 and filed November 11, 2004, and incorporated herein by reference.
    (5) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 9, 2004 and filed September 9, 2004, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IA Global, Inc.
                                        (Registrant)

Date:  November 15, 2004                By: /s/ Alan Margerison
                                        -----------------------
                                        Alan Margerison,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  November 15, 2004                By: /s/ Mark E. Scott
                                        ---------------------
                                        Mark E. Scott,
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)