Form 10-K
period 2004-12-31
IA GLOBAL INC
filed 2005-04-15
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes...X...    No.......

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes....... No...X...

         The aggregate market value of the common equity held by non-affiliates of the registrant as of April 3, 2005 was approximately $3,485,626.

         The number of shares of the registrant's common stock outstanding as of April 3, 2005: 82,400,181 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                     PART I

Item 1.  Business ............................................................ 1

Item 2.  Properties .......................................................... 9

Item 3.  Legal Proceedings ...................................................10

Item 4.  Submission of Matters to a Vote of Security Holders .................11


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities ...........................11

Item 6.  Selected Financial Data .............................................12

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................14

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ..........35

Item 8.  Financial Statements and Supplementary Data .........................36

Item 9.  Changes in and Disagreements With Accountants On Accounting
         and Financial Disclosure ............................................36

Item 9A. Controls and Procedures .............................................36

Item 9B. Other Information ...................................................36


                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..................36

Item 11. Executive Compensation ..............................................37

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ......................................................37

Item 13. Certain Relationships and Related Transactions ......................38

Item 14. Principal Accounting Fees and Services ..............................38


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules  ............................38

SIGNATURES

                                     PART I

         The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act")) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

         Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS AND PRODUCT STATUS

         We were incorporated in Delaware on November 12, 1998 under the name foreignTV.com, Inc. In December 1999, we changed our name to Medium4.com, Inc. On January 3, 2003, we changed our name to IA Global, Inc. Our executive offices are located at 533 Airport Blvd. Suite 400 Burlingame, CA 94010, but our operations are located primarily in Japan. Our telephone number is (650) 685-2403 and our primary website is located at www.iaglobalinc.com. The information on our website is not a part of this report.

         We have incurred net losses from continuing operations of $1.4 million, $2.1 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. We had revenues of $31.6 million, $1.1 million and $.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related parties, and through the issuance of equity for services. We expect our net loss from operations to decrease, but to continue for the foreseeable future.

         We operate primarily as a holding company.

         Our primary operating subsidiary is Rex Tokyo Co. Ltd. ("Rex Tokyo") in which we hold a 60.5% equity interest. Our other significant operating subsidiary is Fan Club Entertainment Co. Ltd. ("Fan Club") in which we hold a 67% equity interest. Our other operating subsidiary, IA Global Acquisition Co., Inc. holds assets related to QuikCAT Technologies, which we have entered into a definitive agreement to sell.

         We intend to grow our Rex Tokyo business. Also, we intend to further increase the number of majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the media, entertainment and technology areas.

         We received $1,500,000 from a convertible note from a related party on March 17, 2004. In addition, on November 10, 2004, we announced that PBAA, Inter Asset Japan and Mr. Isobe, all related parties, have collectively invested an additional $1,130,000 into the company in a private placement.

         on June 30, 2004, Rex Tokyo received a 100,000,000 Yen, or $923,275 at current exchange rates, working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen, or $978,761 at current exchange rates, loan with Mizuho Bank Co Ltd, an unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen, or approximately $940,000 at current exchange rates, working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Fan Club, IA Global Acquisition Co., to acquire businesses and to meet the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity by March 31, 2005 for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

Rex Tokyo Co Ltd

         The majority of our revenue is recorded by Rex Tokyo, which we acquired on March 18, 2004, when we executed separate share purchase agreements with Rex Tokyo and its management, pursuant to which we acquired, in aggregate, a 60.5% ownership interest in Rex Tokyo. We purchased 1,000 shares of Rex Tokyo stock from the company for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 17, 2004. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of our common stock, issued at $.30 per share, which is the average closing price for the five days prior to closing. The acquisition was funded from working capital.

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

         The Pachinko industry has experienced significant consolidation since the late 1990s, with small parlor operators being replaced by large mega-parlor owners. Rex Tokyo's primary business expansion focus is to provide support and services to these mega-parlor owners.

         Rex Tokyo is a member of the Pachinko Chain Store Association and the East Japan Gaming Machinery Association. As members of these Associations, Rex Tokyo is authorized to certify second hand machines. Also, it is registered as a Gaming Machinery Sales Operation with the Japan Gaming Related Business Association. The Japan Gaming Related Business Association conducts training and qualification testing. Its objective is to ensure that members uphold the rules and teachings of the association in their everyday work. Once a member passes the test of the Association, it receives the Gaming Machine Handling Manager Certificate. Approximately half of Rex Tokyo's staff and related contractors have achieved this qualification.

         We expanded this business in 2004 by acquiring new sales offices in Kyushu and West Tokyo, Japan. In addition, Rex Tokyo established a joint venture company, Timothy World, with Kyushu Tesco Co Ltd. for the supply of lighting fixtures to the Pachinko industry in October, 2004 and began to sell slot machines directly rather than as an agent during the 4th quarter of 2004.

         On December 31, 2004, we invested 50,000,000 Yen or approximately $488,000 in Rex Tokyo. Under the terms of the Subscription Agreement, we agreed to purchase 500 Series A Preference Shares of Rex Tokyo for the sum of 200,000 Yen per Preference Share, payable in two equal installments. The initial 50,000,000 Yen was paid by December 31, 2004 and the balance is to be paid by December 31, 2005. The funds will be used to expand the Rex Tokyo business.

Fan Club Entertainment Co Ltd

         On August 5, 2003, we executed a share purchase agreement to acquire from Cyber Holdings Co., Ltd. ("Cyber Holdings") a 67% equity interest in Fan Club Co Ltd ("Fan Club"), a privately-held Japanese company. Fan Club provides advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., ("Cyberbred"). The purchase price for our equity interest in Fan Club was 134,000,000 Japanese Yen, or $1,112,960 based on the Japanese Yen/US dollar exchange rate on August 5, 2003, as well as 350,000 shares of our common stock issued at $.472 per share, which is the average closing price for the five days prior to closing.

         The terms of the share purchase agreement require Cyber Holdings to transfer the rights under the Marvel agreement (described below) to us within five months or make its best efforts to fully cooperate in any commercially reasonable arrangement designed to provide the benefit of the Marvel agreement to Fan Club. At this time, this transfer has not taken place. We used its working capital to fund the cash portion of the purchase price.

         The share purchase agreement provides that we will receive 67% equity interest or 268,000 shares in Fan Club. Cyber Holdings, which already held 20,000 Shares in Fan Club, following the share purchase would have a 33% equity interest in Fan Club by paying 56 million Yen to Fan Club for an additional 112,000 shares. Cyber Holdings' obligation was not paid as of December 31, 2003. A receivable was not booked due to the lack of certainty over the receipt of the funds as of December 31, 2003.

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

         On July 28, 2003, Fan Club signed a subcontract agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel that is discussed above. This subcontract agreement expires May 31, 2008, and is cancelable under certain conditions. A 134,000,000 Yen payment was made by Fan Club to Cyberbred in late July, 2003 to fund a 100,000,000 Yen payment due to Marvel under this agreement and to provide working capital for Fan Club. There were no repayment requirements.

         We are not a party to the agreement between Cyberbred and Marvel. However, this contract is material to us since we would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel. We cannot make any assurances about the relationship between Cyberbred and Marvel.

         Fan Club re-positioned its business during the 3rd quarter of 2004 by establishing a creative design studio focusing on web and traditional print media delivery, including the Marvel characters. This new design studio compliments Fan Club's existing business providing services to the official fan club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc.

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

IA Global Acquisition Co / QuikCAT.Com Inc.

         On February 9, 2005, we announced a definitive agreement to divest our remaining holdings related to QuikCAT Technologies ("QuikCAT") to Nanocat Technologies PTE Limited ("Nanocat"), a Singapore corporation. Nanocat is affiliated with QuikCAT Australia Pty Ltd. ("QuikCAT Australia"), our joint venture partner for the QuikCAT business. QuikCAT is focused on the development of multi-media compression technologies for use in video, picture and audio products for license sales to third party vendors.

         As part of this transaction, we are selling the remaining rights and assets of QuikCAT which we acquired out of Chapter 11 on June 10, 2004. In addition, we are assigning our intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products, as well as certain customer contracts, and Nanocat is assuming certain QuikCAT liabilities. The total purchase price is $650,000, which is to be paid with a note that will due in installments. The note will be secured by the assets sold to Nanocat. Nanocat has made an initial $25,000 deposit against the first installment due under the note.

         We previously announced the divestiture of our Internet accelerator business ("iNet") outside of North America to our joint venture partner QuikCAT Australia and granted QuikCAT Australia an exclusive option to acquire the North America iNet business for $213,000 in cash. This option is deemed exercised with the closing of the definitive agreement with Nanocat.

         We decided to divest the remaining holdings related to QuikCAT because QuikCAT business was no longer core to our operations and the closing of license sales was more difficult than was expected. This transaction will allow us to focus on the development of our Rex Tokyo business.

         The transactions with Nanocat and QuikCAT Australia are expected to close during the second quarter of 2005 and are subject to the completion of due diligence. The process for closing the Nanocat transaction has taken longer than we initially anticipated and, on March 31, 2005, we issued a default notice under the purchase agreement to Nanocat. At the same time, we issued a notice to QuikCAT Australia that we believe they have exercised their option to acquire the North America iNet business. While Nanocat has confirmed its intention to complete the transaction, there can be no assurance that the transactions above will close.

KEY MARKET OPPORTUNITIES

         Building on the acquisitions of Rex Tokyo and Fan Club, our key market opportunities include:

      o Expanding and strengthening the Rex Tokyo business by opening additional regional offices in Japan.

      o Vertically integrating the Rex Tokyo business by acquiring or entering into other Pachinko/Slot machine related business activities.

      o Expanding the sale of unique lighting fixtures through our Timothy World joint venture with Kyushu Tesco.

      o  Expanding the direct sale of slot machines.

      o Recognizing unique needs in Pachinko/ slot machine industry for improved service and maintenance levels, and adapting to provide these.

      o Meeting the needs of current customers of Rex Tokyo and expanding our customer base in the Pachinko and Slot machine industry.

      o Continuing focus on servicing Pachinko / Slot machine stores that operate as "Chain Stores" usually requiring a high level of automation among the stores in the chain.

      o Further expanding the market reach of Fan Club Entertainment by broadening the business beyond the Marvel Fan Club.

      o Expanding operations by selectively acquiring other quality companies in Japan.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to risks associated with our AMEX listing, legal claims, a volatile share price and limited insurance. These risks and uncertainties are discussed in "Factors That May Effect Future Results."

         Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth from operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. This quarter, 51.3% of Rex Tokyo's revenues resulted from sales to one Chain Store. Any slow down in this side of the industry could significantly impact Rex Tokyo's ability to perform at its current revenue levels. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plans by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

         The Pachinko / Slot machine industry in Japan has seen significant growth in the Slot machine side of the business, while the Pachinko market has remained more constant in terms of total number of machines in stores. Rex Tokyo has focused heavily on the Slot machine side of the business. Any downturn in growth from the Slot machine market, or change in law that might curtail sales of Slot machines, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         Rex Tokyo has seen an expansion of its business by aligning itself strongly with a few core clients. If for any reason Rex Tokyo's image was damaged with those clients or in the industry as a whole, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

         Rex Tokyo's business is dependent upon its ability to maintain tight control on its cash flows. In general, as the amount of work increases, the amount of cash flow required increases. If Rex Tokyo is not able to maintain sufficient cash flow to expand its business at the same pace as it's clients are expanding, it may lead to clients moving their accounts to other service providers.

         Rex Tokyo is dependent upon key suppliers for supply of parts and machinery to the Pachinko slot machine industry. It also outsources a large amount of its maintenance and installation work. Failure to secure specific machines or parts that clients request from suppliers may lead to a decrease in sales. Failure to maintain good relationships with its suppliers and outsourcing companies could result in the inability to complete work for clients.

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

         We have expanded our operations by acquiring companies, primarily in Japan. We have been reliant on the company's majority shareholder in assisting us in raising financing to carry out these acquisitions. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo, Fan Club and IA Global Acquisition Co., to acquire businesses and to meet AMEX requirements of $6 million in stockholders' equity by March 31, 2005 for continued listing of our shares. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise.

KEY TRENDS

         Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. The number of total stores in Japan has decreased during this time from approximately 18,000 to approximately 16,000. The number of stores owned by Chain Stores has increased dramatically, while the number of one-owner one-store establishments have decreased.

         In addition, the increase in market penetration of slot machines as opposed to the more traditional Pachinko machines, has resulted in slot machines making over 30% of the market in terms of total number of machines in stores. Rex Tokyo has focused heavily on the slot machine side of the industry.

KEY DRIVERS

         One of the key drivers in the industry for expansion has been the rapid pace of new store openings by the Chain Stores. These stores have put an emphasis on automating the operation within the store as much as possible, and reducing the overhead of labor costs. Suppliers of automated equipment, such as automatic medal dispenser and cigarette ash disposal machines, have benefited from this expansion.

OUR STRATEGY

         We operate primarily as a holding company. We intend to grow our Rex Tokyo business. Also, we intend to further increase the number of majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the media, entertainment and technology areas.

DISTRIBUTION METHODS

Rex Tokyo

         Rex Tokyo's primary focus is on servicing growing Pachinko/ Slot Machine Chain Stores that require a high level of automation within the stores. Typically these are stores known as mega-stores. The timely completion of new store openings is a critical factor in expanding their business.

Fan Club Entertainment

         Fan Club re-positioned its business during the 3rd quarter of 2004 by establishing a creative design studio focusing on web and traditional print media delivery, including the Marvel characters. This new design studio compliments Fan Club's existing business providing services to the official fan club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc. The ability to utilize a broader customer base for the general creative design work may also enhance the Marvel Fan Club business.

COMPETITION

Rex Tokyo

         Rex Tokyo operates in a competitive market segment. Their competitive advantage is their ability to successfully complete new store openings by the Chain Stores. Rex Tokyo's major product line, the automatic medal machine, faces competition from Ozumi, Zetta, Glory and Shukou Electric. Because each of these competitors is a reseller like Rex Tokyo, there is no significant difference in price or quality of the machinery offered by the competition. Therefore, customer service is and strong industry reputation and relationships are the key basis on which Rex Tokyo competes for business.

Fan Club Entertainment

         Cyberbred's license in respect of Marvel, and accordingly our subcontract with Cyberbred, is not exclusive and Marvel can contract with other operators of Marvel fan clubs in Japan and elsewhere. There can be no assurance that competitors will not emerge who will be larger and better funded than Fan Club.

GEOGRAPHICAL MARKETS

Rex Tokyo

         Rex Tokyo operates in Japan. Given the limited resources of Rex Tokyo, we anticipate that at present Rex Tokyo will operate exclusively in Japan.

Fan Club Entertainment

         The terms of Cyberbred's contract with Marvel restrict the operation of the Marvel fan club to the territory of Japan. Given the limited resources of Fan Club and its current contract obligations with Cyberbred, we anticipate that at present Fan Club will operate exclusively in Japan.

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

Rex Tokyo

         On February 24, 2000, Rex Tokyo was awarded a Japanese patent on its automatic cigarette butt disposal machine. This patent expires on February 23, 2020.

Fan Club Entertainment

         On June 4, 2003, Cyberbred signed a five year agreement with Marvel to manage their fan club in Japan. On July 28, 2003, Fan Club signed a Subcontract Agreement with Cyberbred to exclusively manage the entire Marvel Fan Club in Japan in accordance with the agreement between Cyberbred and Marvel.

         Under the July 28, 2003 agreement, Cyberbred will make "best efforts" to transfer the rights under their agreement with Marvel directly to Fan Club Entertainment. At this time, this transfer has not taken place.

EMPLOYEES

         As of April 3, 2005, we had sixty one full-time employees.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

         All reports filed electronically by the company with the United States Securities and Exchange Commission ("SEC"), including the annual report on Form 10-K, quarterly reports on Form 10-Q, and current event reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on the SEC's website at www.sec.gov.

ITEM 2.  PROPERTIES

         Our executive offices are located at 533 Airport Blvd. Suite 400, Burlingame, CA 94010. We pay approximately $1,050 per month in rent for our executive offices. Effective April 1, 2005, this was reduced to $175 per month thru June 30, 2005. Effective April 1, 2005, we leased an office in Tampa, Florida for $834 per month. The lease term begins April 1, 2005 and expires June 30, 2005. This lease can be renewed on a month to month basis.

         A summary of material Rex Tokyo property leases is as follows:

                Total                         Monthly          Lease            Termination
Location        Sq Ft       Description       Payment           Term               Clause
----------      ------      ------------      -------     ----------------      -----------
Tokyo ....      10,506      Headquarters      10,184      6/1/04-5/31/2014       6 months

West Tokyo         681      Sales Office       2,425      6/12/04-6/11/06        6 months

Koriyama .       2,131      Sales Office       2,037      9/24/03-9/23/05        6 months
                                                 509      1/1/05-12/31/06

Kansai ...         780      Sales Office       1,629      8/1/00-10/31/04        6 months
                                               2,425      11/1/04-10/31/06

         As of September 10, 2004, Fan Club leased offices in Tokyo, Japan from CB Solutions Co. Ltd, an affiliated company, for approximately $5,200 per month. The term of the lease began September 10, 2004 and continues through September 9, 2006, but may be cancelled on six months prior notice.

         As of September 1, 2004, we committed to pay $3,000 per month thru May, 2006 for leased Offices in Cleveland, Ohio for IA Global Acquisition Co. On February 9, 2005, we announced a definitive agreement to divest our remaining holdings related to QuikCAT to Nanocat Technologies PTE Limited, a Singapore corporation.

         We believe our offices and operating facilities are adequate for our current purposes.

ITEM 3.  LEGAL PROCEEDINGS

         As previously disclosed, on September 26, 2003, Andzej Krakowski, a former employee of foreignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement with foreignTV.com, (iii) the issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. On January 10, 2004, the United States District Court for the Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski. On February 9, 2004, Mr. Krakowski filed for arbitration with the American Arbitration Association in East Providence, Rhode Island. On March 23, 2004 we received a dismissal of the Krakowski arbitration from the American Arbitration Association.

         As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the company, IAJ and David Badner, a major stockholder and former consultant to us, Mr. Badner has agreed to indemnify and hold us harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, we were notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner intends to contest his indemnification obligation.

         On November 5, 2004, we received notice from the American Arbitration Association in New York City that Mr. Badner has commenced an arbitration proceeding against us, our major shareholder, Inter Asset Japan Co Ltd, and certain officers of the company and Inter Asset Japan Co Ltd relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $6 million plus interest and costs and punitive and exemplary damages in an amount to be determined.

         On January 7, 2005, we received notice from the American Arbitration Association in New York City that Mr. Badner had amended his arbitration claim against us and our major shareholder, Inter Asset Japan Co Ltd. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the Agreement and Assignment dated September 25, 2002 were not delivered as per the terms of the Agreement and Assignment, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from fraud and misrepresentation. Mr. Badner is seeking damages of $2,500,000 million plus interest related to the breach of the Agreement, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim filed on January 7, 2005. We are seeking an award of actual damages in the sum according to proof, plus interest, costs and attorneys' fees, on our counterclaims against David Badner.

         We have appropriately responded to Mr. Badner's allegations by way of our answer and counterclaims and we intend to vigorously defend against his claims. There is no guarantee that we have insurance to cover these claims or that we will be successful in defending these claims.

         On November 10, 2004, we filed a lawsuit with the Superior Court of the State of California in the County of San Mateo against several unidentified defendants. The complaint alleges that such defendants have posted a variety of false, misleading, and defamatory messages against us on an Internet message board and seeks a preliminary and permanent injunction enjoining such defendants from continuing to engage in such acts, as well as, compensatory and punitive monetary damages. There is no guarantee that we will be successful in this legal action.

         We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters during the fourth quarter of the fiscal year covered by this report that were submitted to a vote of our stockholders through solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock trades on AMEX under the symbol "IAO". The following table sets forth the range of the high and low sales prices of the common stock for the periods indicated:

         QUARTER ENDED                        HIGH            LOW
         -------------                        ----            ---
         March 31, 2003                      $0.250          $0.040
         June 30, 2003                       $0.500          $0.100
         September 30, 2003                  $1.250          $0.240
         December 31, 2003                   $0.540          $0.250

         March 31, 2004                      $0.500          $0.270
         June 30, 2004                       $0.510          $0.190
         September 30, 2004                  $0.630          $0.300
         December 31, 2004                   $0.430          $0.200

         As of April 3, 2005, the closing price of the company's common stock was $.22 per share. As of April 3, 2005, there were 82,400,181 shares of common stock outstanding held by approximately 179 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

         On April 12, 2004, we announced that 1,678,433 common stock purchase warrants at $3.50 per share had expired.

DIVIDEND POLICY

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. Rex Tokyo is restricted from paying dividends to its stockholders under the terms of its loan with Nihon Shinko Bank Co Ltd. On January 18, 2005, Rex Tokyo refinanced a 100,000,000 Yen working capital loan with Nihon Shinko Bank Co Ltd by entering into a 100,000,000 Yen, or $978,761 US dollars at current exchange rates, Yen loan with Mizuho Bank Co Ltd, an unrelated Japanese bank. There are no covenants or security requirements related to the loan.

RECENT SALES OF UNREGISTERED SECURITIES

         On November 10, 2004, we announced that PBAA, Inter Asset Japan and Mr. Isobe have collectively invested an additional $1,130,000 into the company in a private placement. PBAA and Inter Asset Japan are existing shareholders of the company and, together with their affiliates, are the majority shareholders in the company. Mr. Isobe is affiliated with each of PBAA and Inter Asset Japan and is a business partner with Alan Margerison, the company's CEO. We will use the proceeds from this financing to accelerate the development of the Rex Tokyo business and for general corporate purposes. This financing will also increase our stockholders' equity which is required in order for the company to maintain its AMEX listing. There was no underwriter involved in the private placement.

         Under the financing terms, we agreed to issue 4,448,820 shares of our common stock at a price per share of $0.254, which was the fair-market value of the trailing five-day average closing price of the company's common stock ending November 8, 2004, the date the investors committed to make the investment. The common stock were issued to accredited investors in a transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Regulation D promulgated under the Securities Act.

         On November 19, 2004, we granted 100,000 stock options to an executive of the company at an exercise price of $0.24 per share. These options vest quarterly over three years and expire on November 19, 2014.

         On December 13, 2004, we granted 650,000 stock options to employees of Rex Tokyo at an exercise price of $0.26 per share. These options vest quarterly over three years and expire on December 13, 2014. The CEO of Rex Tokyo received 100,000 of the stock option grants.

         On June 17, 2004, a former officer and director of the company exercised options totaling 500,000 shares for $40,000. PBAA, a related party, acquired 400,000 common shares from this former officer and director for $32,000 on December 31, 2004 in a private transaction.

         On February 7, 2005, we granted 30,000 stock options to employees of Rex Tokyo at an exercise price of $.29 per share. These options vest quarterly over three years and expire on February 7, 2015.

ITEM 6.  SELECTED FINANCIAL DATA

         In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2004. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                   Years Ended December 31,
                                                 -------------------------------------------------------------
                                                   2004         2003         2002         2001          2000
                                                 -------------------------------------------------------------
                                                         (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue .....................................    $ 31,550     $  1,145     $    406     $    709     $    390
Net loss from continuing operations .........        (942)      (2,148)      (1,493)      (6,239)      (9,531)
Net loss ....................................      (1,443)      (2,148)      (1,493)      (6,239)      (9,531)
Net loss applicable to common shareholders ..      (1,443)      (3,125)      (1,493)      (7,239)      (9,531)
Net loss per share from continuing operations       (0.02)       (0.05)       (0.04)       (0.39)       (0.91)
Net loss per share ..........................       (0.02)       (0.05)       (0.04)       (0.39)       (0.91)

BALANCE SHEET DATA:
Total assets ................................      15,213        4,217          451          240        2,132
Long term liabilities .......................         282            -            -          305          785
Stockholder's equity (deficiency) ...........       4,134        2,685         (891)        (864)         429


                                         SUMMARIZED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                       Quarter Ended, (in Thousands)                 Adjustment For
                                             ----------------------------------------------------     Discontinued
                                             March 31      June 30     September 30   December 31      Operations        Total
                                             --------      -------     ------------   -----------    --------------    ---------
Year ended December 31, 2004

Revenue ..................................   $ 2,031       $ 9,382       $ 8,449       $ 11,802          $(114)        $ 31,550

Gross profit .............................       520         1,466         1,373          1,858           (113)           5,104

Net loss from continuing operations ......      (469)         (295)         (285)          (319)           426             (942)

Net loss .................................      (469)         (295)         (285)          (319)           (75)          (1,443)

Net loss applicable to common shareholders      (469)         (295)         (285)          (319)           (75)          (1,443)

Net loss per share applicable to common
    shareholders .........................     (0.01)            -             -          (0.01)             -            (0.02)


Year ended December 31, 2003

Revenue ..................................   $     5       $    99       $   127       $    914          $   -         $  1,145

Gross profit (loss) ......................      (104)          (92)          (26)           239              -               17

Net loss from continuing operations ......      (719)         (807)         (697)            75              -           (2,148)

Net loss .................................      (719)         (807)         (697)            75              -           (2,148)

Net loss applicable to common shareholders      (719)         (804)         (694)          (908)             -           (3,125)

Net loss per share applicable to common
    shareholders .........................     (0.01)        (0.02)        (0.01)         (0.01)             -            (0.05)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We have incurred net losses from continuing operations of $.9 million, $2.1 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. We had revenues of $31.6 million, $1.1 million and $.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related parties, and through the issuance of equity for services. We expect our net loss from operations to decrease, but to continue for the foreseeable future.

         We operate primarily as a holding company. We intend to grow our Rex Tokyo business. Also, we intend to further increase the number of our majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the media, entertainment and technology areas.

         We received $1,500,000 from a convertible note from a related party on March 17, 2004. In addition, on November 10, 2004, we announced that PBAA, Inter Asset Japan And Mr. Isobe, related parties, have collectively invested an additional $1,130,000 into the company in a private placement.

         On June 30, 2004, Rex Tokyo received a 100,000,000 Yen, or $923,275 at current exchange rates, working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen, or $978,761 at current exchange rates, loan with Mizuho Bank Co Ltd, an unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen, or approximately $940,000 at current exchange rates, working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Fan Club, IA Global Acquisition Co., to acquire businesses and to meet the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity by March 31, 2005 for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)
                                                                 Year Ended December 31,
                                                  ------------------------------------------------------
                                                    2004           2003        $ Variance     % Variance
                                                  ------------------------------------------------------
Revenue ....................................      $ 31,550       $  1,145       $ 30,405         2655.5%

Cost of sales ..............................        26,446          1,128         25,318         2244.5%
                                                  --------       --------       --------       ---------

Gross profit ...............................         5,104             17          5,087        29923.5%
                                                  --------       --------       --------       ---------

Expenses:
Selling, general and
  administrative expenses ..................         5,670          2,383          3,287          137.9%
Writedown of fixed assets ..................            96              -             96           *
                                                  --------       --------       --------       ---------
Total expenses .............................         5,766          2,383          3,383          142.0%
                                                  --------       --------       --------       ---------

Operating loss .............................          (662)        (2,366)         1,704          -72.0%
                                                  --------       --------       --------       ---------

Other Income (Expense):
Interest income ............................            12             13             (1)          *
Interest expense ...........................           (60)          (374)           314          -84.0%
Other Income ...............................           257             11            246         2236.4%
Gain on sale of computer business ..........             -            104           (104)          *
Gain on sale of iAccele Co. Ltd. ...........             -            674           (674)          *
Foreign currency transaction adjustment ....            25           (172)           197         -114.5%
Gain on sale of equity investment in QuikCAT
  Australia Pty Ltd ........................            40              -             40           *
Loss in equity investment in QuikCAT
  Australia Pty Ltd ........................           (43)            (1)           (42)          *
                                                  --------       --------       --------       ---------
Total other income (expense) ...............           231            255            (24)           9.4%
                                                  --------       --------       --------       ---------
Loss before minority interests .............          (431)        (2,111)         1,680          -79.6%
  and income taxes
Minority interests .........................           103             22             81           *
                                                  --------       --------       --------       ---------
Loss before income taxes
  taxes ....................................          (534)        (2,133)         1,599          -75.0%
Income taxes:
Current ....................................           447             (8)           455        -5687.5%
Deferred ...................................           (39)            23            (62)        -269.6%
                                                  --------       --------       --------       ---------
Loss from continuing operations ............          (942)        (2,148)         1,206          -56.1%
Loss from discontinued operations ..........          (501)             -           (501)          *
                                                  --------       --------       --------       ---------
Net loss ...................................      $ (1,443)      $ (2,148)      $    705          -32.8%
                                                  ========       ========       ========       =========

(dollars in thousands)
                                                                 Year Ended December 31,
                                                  ------------------------------------------------------

                                                    2003           2002        $ Variance     % Variance
                                                  ------------------------------------------------------
Revenue ....................................      $  1,145       $    406       $    739          182.0%

Cost of sales ..............................         1,128             84          1,044         1242.9%
                                                  --------       --------       --------       ---------

Gross profit ...............................            17            322           (305)          94.7%
                                                  --------       --------       --------       ---------

Expenses:
Selling, general and
  administrative expenses ..................         2,383            903          1,480          163.9%
Writedown of fixed assets ..................             -             38            (38)          *
                                                  --------       --------       --------       ---------
Total expenses .............................         2,383            941          1,442          153.2%
                                                  --------       --------       --------       ---------

Operating loss .............................        (2,366)          (619)        (1,747)         282.2%
                                                  --------       --------       --------       ---------

Other Income (Expense):
Interest income ............................            13              -             13           *
Interest expense ...........................          (374)        (1,085)           711          -65.5%
Other Income ...............................            11            211           (200)         -94.8%
Gain on sale of personal
  computer business ........................           104              -            104           *
Loss in equity investment in
  iAccele Australia Pty Ltd ................            (1)             -             (1)          *
Gain on sale of iAccele Co. Ltd. ...........           674              -            674           *
Foreign currency translation
  adjustments ..............................          (172)             -           (172)          *
                                                  --------       --------       --------       ---------
Total other income (expense) ...............           255           (874)         1,129          129.2%
                                                  --------       --------       --------       ---------
Loss before minority interests .............        (2,111)        (1,493)          (618)          41.4%
  and income taxes
Minority interests .........................            22              -             22           *
                                                  --------       --------       --------       ---------
Loss before income taxes
  taxes ....................................        (2,133)        (1,493)          (640)          42.9%
Income taxes:
Current ....................................            (8)             -             (8)          *
Deferred ...................................            23              -             23           *
                                                  --------       --------       --------       ---------
Loss from continuing operations ............        (2,148)        (1,493)          (655)          43.9%
Loss from discontinued operations ..........             -              -              -           *
                                                  --------       --------       --------       ---------
Net loss ...................................      $ (2,148)      $ (1,493)      $   (655)          43.9%
                                                  ========       ========       ========       =========

YEAR ENDED DECEMBER 31, 2004 VS. YEAR ENDED DECEMBER 31, 2003

REVENUE

         Net revenue for the year ended December 31, 2004 increased $30,405,000 to $31,550,000, as compared to the year ended December 31, 2003. This increase was due to revenue from our 2003 and 2004 acquisitions. Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $27,987,000 and Fan Club recorded revenue of $3,564,000. In the prior year, Fan Club, which was acquired August 5, 2003, recorded revenue of $744,000 and iAccele recorded revenue of $401,000. iAccele revenue was primarily related to the amortization of deferred revenue and the sale of new iAccele software licenses sold to value added resellers
(VARs), internet service providers (ISPs) or directly to end-users. iAccele was sold on December 29, 2003.

COST OF SALES

         Cost of sales for year ended December 31, 2004 increased $25,318,000 to $26,446,000 as compared to the year ended December 31, 2003. This increase was due to Rex Tokyo cost of sales of $23,228,000 consisting primarily of inventory purchases and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Fan Club cost of sales was $3,218,000 and this primarily related to outsourced website development for customers and amortization of the Marvel contract and other license agreements.

         Cost of sales for the year ended December 31, 2003 was due to Fan Club expenses of $565,000, primarily related to outsourced website development for customers and outsourced expenses related to a December, 2003 fan club exhibition. In addition, this increase related to iAccele expenses of $564,000, primarily due to license fees on iAccele software, other iAccele costs and depreciation on computer leases for which we deferred revenues.

EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 2004 increased $3,383,000 to $5,766,000, as compared to the year ended December 31, 2003. This was due to increased operating expenses of $4,346,000 related to Rex Tokyo and $205,000 related to Fan Club. The increased operating expenses included merger and acquisition expenses of $387,000 and the writedown of fixed assets of $96,000. The prior year included iAccele expenses of $1,310,000 and Fan Club expenses of $101,000.

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

OTHER INCOME (EXPENSE)

         Other income for the year ended December 31, 2004 was $231,000 as compared to $255,000 for the year ended December 31, 2003. The 2004 other income was primarily due to miscellaneous income from Rex Tokyo. Other income for the year ended December 31, 2003 was due a gain on sale of iAccele of $674,000 and a gain on the sale of the computer business of $104,000, offset by interest and beneficial conversion rights on related party loans of $374,000 and a foreign currency transaction adjustment from the sale of iAccele of $172,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $942,000 for the year ended December 31, 2004 as compared to a net loss of $2,148,000 for the year ended December 31, 2003. The 2004 loss from continuing operations reflects merger and acquisition expenses of $387,000 and a fixed asset write-off of $96.000. The reasons for the decreased loss were discussed above.

NET LOSS

         Net loss was $1,443,000 for the year ended December 31, 2004 as compared to a net loss of $2,148,000 for the year ended December 31, 2003. The reasons for the decreased loss were discussed above.

         On February 9, 2005, we announced a definitive agreement to divest our remaining holdings related to QuikCAT Technologies ("QuikCAT") to Nanocat Technologies PTE Limited ("Nanocat"), a Singapore corporation. In accordance with SFAS 144, we accounted for the 2004 loss of $501,000 since the June 10, 2004 acquisition as discontinued operations in our consolidated statement of operations.

GRANT OF STOCK OPTIONS

         On June 15, 2003, we granted 4,975,000 stock options with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest annually over three years. Two million of these options expired on April 3, 2004 when three directors resigned from the board of directors. Four hundred and seventy-five thousand options are performance based stock options and none of the performance based stock options were earned. The remaining 2,500,000 stock options issued to the officers and directors expire on June 15, 2013.

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

         On June 17, 2004, a former officer and director of the company exercised options totaling 500,000 shares for $40,000. PBAA, a related party, acquired 400,000 common shares from this former officer and director for $32,000 on December 31, 2004 in a private transaction.

         On November 19, 2004, we granted 100,000 stock options to an executive of the company at an exercise price of $.24 per share. These options vest quarterly over three years and expire on November 19, 2014.

         On December 13, 2004, we granted 650,000 stock options to employees of Rex Tokyo at an exercise price of $.26 per share. These options vest quarterly over three years and expire on December 13, 2014. An executive of the company received 100,000 of the stock option grants.

         On February 7, 2005, we granted 30,000 stock options to employees of Rex Tokyo at an exercise price of $.29 per share. These options vest quarterly over three years and expire on February 7, 2015.

         We have not recorded any compensation expense for stock options granted to employees during the year ended December 31, 2004 and 2003.

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

         As of December 31, 2003, we had deferred revenues of $463,000. This is an increase of $463,000 from December 31, 2002. The increase in deferred revenues relates to products and services of Fan Club that were completed as of December 31, 2003 but not accepted by the end-user until after December 31, 2003.

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

EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 2003 increased $1,442,000 to $2,383,000, as compared to the year ended December 31, 2002. This was due to increased operating expenses of $1,310,000 related to the iAccele and $101,000 related the Fan Club acquisitions.

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

NET LOSS

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

GRANT OF STOCK OPTION GRANTS

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

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $3.8 million and net working capital of approximately $3.6 million as of December 31, 2004. We had a net loss from continuing operations of approximately $.9 million for the year ended December 31, 2004. We expect our net loss from operations to decrease, but to continue for the foreseeable future.

         We received $1,500,000 from a convertible note from a related party on March 17, 2004. In addition, on November 10, 2004, we announced that PBAA, Inter Asset Japan and Mr. Isobe, related parties, have collectively invested an additional $1,130,000 into the company in a private placement.

         Rex Tokyo received a 100,000,000 Yen, or $923,275 at current exchange rates, working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital on June 30, 2004. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen, or $978,761 at current exchange rates, loan with Mizuho Bank Co Ltd, an unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen, or approximately $940,000 at current exchange rates, working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Fan Club, IA Global Acquisition Co., to acquire businesses and to meet the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity by March 31, 2005 for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.1 million as of December 31, 2004, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $9.5 million, including $6.9 million issued for services, $2.3 million related to a beneficial conversion feature, $.2 million related to the Fan Club acquisition and $.1 million related to the Rex Tokyo acquisition. Additional funding was obtained from short-term and long-term debt from an affiliated party and approximately $.7 million was outstanding as of December 31, 2004.

OPERATING ACTIVITIES

         Net cash provided by operations for the year ended December 31, 2004 was $148,000. This amount was primarily related to a net loss of $1,443,000, an increase in accounts receivable of $2,222,000, an increase of $594,000 in notes receivable, and a decrease in deferred revenues of $463,000. This was offset by depreciation and amortization of $402,000, a decrease in inventory of $664,000, an increase in accounts payable of $1,443,000, an increase of notes payable-trade of $1,475,000 and an increase in minority interest liability of $554,000.

         The quarter ending December 31, 2004 typically is a seasonal high quarter for Rex Tokyo. This results in increased sales, accounts receivable, and accounts payable during the fourth quarter.

INVESTING ACTIVITIES

         Net cash used in investing activities for the year ended December 31, 2004 was $804,000. This amount related to the cash of Rex Tokyo at the date of acquisition of $1,935,000, offset by the acquisition of Rex Tokyo for $941,000 and IA Global Acquisition Co for $700,000, as discussed below, the purchase of capital expenditures of $507,000, primarily related to the new office leases for Rex Tokyo and purchases of intangibles of $541,000, primarily related to the two new content licenses for Fan Club.

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

         On June 10, 2004, the company closed the acquisition of the intellectual property and other assets of QuikCAT. The purchase price was $700,000 in cash, plus the assumption of certain contracts, agreements and liabilities. QuikCAT had filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio and we had submitted a bid on February 5, 2004. The acquisition was funded from working capital.

         On February 9, 2005, we announced a definitive agreement to divest our remaining holdings related to QuikCAT to Nanocat Technologies. This transaction is expected to be completed in the second quarter of 2005. However, the process for closing the Nanocat transaction has taken longer than we initially anticipated and, on March 31, 2005, we issued a default notice under the purchase agreement to Nanocat. While Nanocat has confirmed its intention to complete the transaction, there can be no assurance that this transaction will close.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the year ended December 31, 2004 was $3,672,000. This amount related to a loan from a related party of $1,500,000, the proceeds of the sale of common stock for $1,530,000 and the proceeds of short-term and long-term debt from an affiliated party of $789,000.

         On December 29, 2003, the company agreed to sell to PBAA, a related party, 1,333,333 shares of our common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of our common stock ending December 29, 2003, the date PBAA made its investment commitment. The funds were received January 16, 2004.

         On March 21, 2004, PBAA invested an additional $1.5 million into the company in a private placement. Under the financing terms we have issued a $1.5 million convertible note, convertible into 5 million shares of our common stock by July 31, 2004, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EIFF 98-5 or EITF 00-27.

         On June 18, 2004, we announced that we reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

         On June 30, 2004, Rex Tokyo entered into a 100,000,000 Yen, or $923,275 at current exchange rates, working capital loan with Nihon Shinko Bank Co for use as operating capital. The loan requires twenty three monthly payments of 4,167,000 Yen or approximately $37,500 at the current exchange rate plus interest starting July 29, 2004, with a final payment of 4,159,000 Yen, or $37,500 at the current exchange rate plus interest due on June 29, 2006. The loan accrues interest at 9.75% based on the Japanese Yen TIBOR rate, which is adjustable quarterly. The loan is cosigned by the CEO of Rex Tokyo and has certain covenants, including interest coverage, minimum assets and minimum equity. Certain activities are prohibited without consent, including distribution of profits to stockholders, entry into new businesses and leases in excess of certain targets. The loan is not secured.

         Inter Asset Japan and Terra Firma, significant shareholders in the company, collectively own approximately 14.5% of Nihon Shinko Bank Co. However, IAJ does not control Nihon Shinko Bank Co and the transaction and terms were established on an arms-length basis.

         On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen, or $978,761 at current exchange rates, loan with Mizuho Bank Co Ltd, an unrelated Japanese bank.

         Other Material Commitments. The company's contractual cash obligations as of December 31, 2004 are summarized in the table below.

                                                Less Than                               Greater Than
Contractual Cash Obligations        Total        1 Year       1-3 Years     3-5 Years      5 Years
----------------------------      --------      ---------     ---------     ---------   ------------
Operating leases ...........      $785,335      $382,336      $285,013      $117,986      $      0

Capital lease obligations ..        90,263        27,318        44,532        18,413             0

Long term debt repayment ...       727,429       484,966       242,463             0             0

Capital expenditures .......       100,000       100,000             0             0             0

Acquisitions ...............       100,000       100,000             0             0             0

_________
(1) Based on the end of period exchange rate.

NON-CASH INVESTING AND FINANCING ACTIVITIES

         On March 18, 2004, we purchased 150 Rex Tokyo Co Ltd shares from Mr. Ejima, the CEO of Rex Tokyo, as part of the acquisition of Rex Tokyo, for 462,000 shares of our common stock issued at $.30 per share, which is the average closing price for the five days prior to closing.

         On June 18, 2004, we announced that we reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of our common stock in accordance with the terms of the Note.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 of notes to consolidated financial statements), the following policies involve a higher degree of judgment and/or complexity:

INCOME TAXES

         We are subject to income taxes in both the U.S. and foreign (Japan) jurisdictions. Significant judgment is required in determining the provision for income taxes. We recorded a valuation for the deferred tax assets from our net operating losses carried forward due to us not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust such valuation recorded. The company and Rex Tokyo implemented a Management Services Agreement during the three months ended September 30, 2004, which was effective April 1, 2004.

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

         Other Intangible Assets--Other intangible assets primarily relate to acquired software, trademarks and customer lists acquired in our purchase of Fan Club and iAccele. On January 1, 2003, we adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. We are amortizing the intangible assets and intellectual property for Fan Club Entertainment over sixty months on a straight
- line basis, which is the life of the Marvel Enterprises, Inc. agreement. We amortized the intangible assets and intellectual property acquired in connection with the acquisition of QuikCAT over sixty months on a straight - line basis, which is the expected life of the technology. On February 9, 2005, we announced a definitive agreement to divest our remaining holdings related to QuikCAT Technologies to Nanocat Technologies PTE Limited ("Nanocat"), a Singapore corporation. Nanocat is affiliated with QuikCAT Australia Pty Ltd., our joint venture partner for the QuikCAT business.

REVENUE RECOGNITION

         We recognize revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, and collectibility is reasonably assured. We account for certain construction contracts/projects on the percentage-of-completion method and under this method, income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. Deferred revenue includes amounts billed to customers for whom revenue has not been recognized that generally results from products completed by us prior to year-end but not accepted by end users until after year-end.

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

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS-BENEFICIAL CONVERSION FEATURES

         We have adopted Emerging Issues Task Force ("EITF") Issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for the convertible debt. EITF 98-5 recognition of a conversion feature that is in-the-money at issuance as additional paid in-capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The intrinsic value of the feature is the difference between the conversion price and the fair value of the stock into which the security is convertible, multiplied by the number of shares. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. These beneficial conversion features of debt or equity instruments, depending on the specific facts and circumstances will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB No. 51"), provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special - purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a material effect on our consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. SFAS 149 was adopted as of July 1, 2003, and it did not have a material effect on our consolidated financial statements.

         On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. We adopted this standard on such effective dates, and it did not have a material effect on our consolidated financial statements.

         In December of 2003, the FASB issued a revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises employers' disclosures about pension plans and other postretirement benefit plans but it does not change the measurement or recognition of those plans. The revised SFAS No. 132 requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The statement also increases quarterly pension plan and postretirement benefit plan disclosure requirements. Revised SFAS No. 132 domestic plan disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. However, disclosure of information about foreign plans required by the Statement is effective for fiscal years ending after June 15, 2004. We adopted this statement in December of 2003 and it did not have a material effect on our consolidated financial statements.

         SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we will adopt the standard in the third quarter of fiscal 2005. We have not determined the impact, if any, that this statement will have on our consolidated financial statements.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. We have not determined the impact, if any, that this statement will have on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We have not determined the impact, if any, that this statement will have on our consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange
Act) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

OUR COMMON STOCK COULD BE DELISTED FROM THE AMERICAN STOCK EXCHANGE ("AMEX")

         In May 2003, we received notice from the AMEX Staff indicating that we were below certain of AMEX's continued listing standards, due to losses in two of our most recent fiscal years with shareholder equity below $2 million, and had sustained losses so substantial in our overall operations that it appeared questionable, in the opinion of the AMEX, as to whether we would be able to continue operations, as set forth in Section 1003(a)(i) and Section 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to AMEX and on July 7, 2003 presented the plan, with a further amended submission on September 8, 2003. On September 30, 2003, AMEX notified us that it accepted our plan of compliance and granted us an extension until November 27, 2004 to regain compliance with the continued listing standards. We will be subject to periodic review by AMEX Staff during the extension period, during which we will be required to make progress consistent with our plan and to regain compliance with the continued listing standards.

         On October 7, 2004, we received notice from the AMEX Staff that we were not in compliance with Section 1003(a)(ii), which requires a company to have shareholders' equity of not less than $4,000,000 if the company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. AMEX Staff also informed us in that letter that we must submit a description of the acquisition and or investment that would bring the company into compliance with all continued listing standards by November 27, 2004. In addition, the AMEX Staff notified us that if we did not have at least $6,000,000 in shareholders' equity in our financial report on Form 10-K for the fiscal year ending December 31, 2004, that we would also not be in compliance with Section 1003(a)(iii) of the AMEX Company Guide, which requires a company to have $6,000,000 in shareholders' equity if the company has sustained losses from continuing operations and/or net losses in our five most recent fiscal years.

         On November 10, 2004, we announced that PBAA, Inter Asset Japan and Mr. Isobe collectively invested an additional $1,130,000 into the company in a private placement. This increased our stockholder's equity to approximately $4,300,000 on November 9, 2004.

         On December 27, 2004, we received notice from the AMEX Staff that we have evidenced compliance with the requirements for continued listing on AMEX.

         In addition, the AMEX Staff reminded us that we have become subject to
Section 1009(h) of the AMEX Company Guide and our financial report on Form 10-K for the fiscal year ending December 31, 2004, when it is expected to be filed on approximately March 31, 2005, must evidence compliance with Section 1003(a)(iii) of the AMEX Company Guide, which requires a company to have shareholders' equity above $6,000,000, provided the company expects to incur losses from continuing operations and/or net losses in its five most recent fiscal years.

         We are working to maintain our AMEX listing, but there can be no guarantee that this listing will be achieved after March 31, 2005. Not achieving our plan of compliance accepted by AMEX and the listing rules set forth in the AMEX Company Guide could result in our common stock being delisted from AMEX, which could materially affect the ability of our stockholders to dispose of their shares and reduce the liquidity of their investment. In addition, delisting could affect our ability to obtain financing to support future operations and acquisitions.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Fan Club, Rex Tokyo and IA Global Acquisition Co, to acquire businesses and to meet our AMEX requirements of $6 million in stockholder's equity by March 31, 2005 for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

THE COMPANY IS EXPOSED TO LEGAL CLAIMS

         We have been, currently are, or in the future may be involved in legal proceedings or claims. Such current claims are detailed in Part 1, Item 3, Legal Proceedings. Such claims, whether with or without merit, could be time-consuming and expensive to defend and could divert management's time and attention. There can be no guarantee that we will be successful in resolving such claims.

WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

         In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003, one acquisition in August 2003 one acquisition in March 2004 and one acquisition in June 2004, invested in a joint venture in July, 2003 and expanded the Rex Tokyo business as discussed, and sold a business in December, 2003, a joint venture in October 2004 and a business in February, 2005. Such transactions are accompanied by a number of risks, including:

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

         The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

      - Diversion of management time during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products,

      - Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

      - The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

      - The need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies,

      -  The need to sell acquired technology into the marketplace,

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

         From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If divestiture such as this does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

      - Effectively transfer liabilities, contracts, facilities and employees to the purchaser,

      - Identify and separate the intellectual property to be divested from the intellectual property that we wish to keep,

      - Reduce fixed costs previously associated with the divested assets or business, and

      -  Collect the proceeds from the divestitures.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 25, 2005, 82.4 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal stockholders and other company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

WE HAVE LIMITED INSURANCE

         We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A LIMITED OPERATING HISTORY AND REVISED OUR BUSINESS PLAN

         We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, we have shifted our revenue model from broadband entertainment channels and revenues derived from advertising to operating primarily as a holding company. We intend to grow our Rex Tokyo business. Also, we intend to further increase the number of majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the media, entertainment and technology areas. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for media, entertainment and technology products and services.

         As we have such a limited history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE

         We have experienced net losses since inception. We expect our net losses from operations to decrease, but to continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

OUR CUSTOMER BASE IS CONCENTRATED

         One customer was 51.3% of net revenues for the year ending December 31, 2004. We anticipate that significant customer concentration will continue for the foreseeable future. The loss of a significant customer would have a material adverse effect on our business, financial condition and results of operations.

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

         We currently are not a party to the agreement between Cyberbred and Marvel. However, this contract is material to us and we would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel. We cannot make any assurances about the relationship between Cyberbred and Marvel.

         On July 30, 2004 and August 1, 2004 Fan Club, signed two license agreements with Total Insurance Management for use in building Internet platforms, including content. The license costs of $540,930 were capitalized and are being amortized over the two year life of the agreements.

         Rex Tokyo agreed in approximately 1998 to pay monthly 5,000,000 Yen or approximately $47,000 at current exchange rates to a majority-owned Company of the CEO of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2004 sales of approximately $2,800,000 at current exchange rates.

WE ARE SUBJECT TO COMPETITIVE PRESSURES

         While we are not aware of any organization that is providing the complete suite of services under the same business model we are utilizing, in general, we face competition from entities that provide supply equipment and services to the Pachinko and gaming industry or which provide advertising, merchandising, publishing, website and data management services. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

         In addition to the foregoing, some of our key customers or potential customers might decide to supply equipment or services to the Pachinko and gaming industry or provide advertising, merchandising, publishing, website and data management services. Although this has not been the industry trend over the past year, if this were to happen, we might be adversely impacted thereby.

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

WE ARE DEPENDENT ON KEY PERSONNEL

         We have experienced turnover of management and directors. Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of April 3, 2005, Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma"), Inter Asset Japan Co. Ltd. ("IAJ"), Alan Margerison and Hiroki Isobe collectively hold approximately 83.1% of our common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of our Controlling Stockholders.

         IAJ has the ability to cause a change of control of our board of directors by electing candidates of its choice to the board at a stockholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other stockholders may vote. Further, under Delaware law, IAJ has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of the company, which in turn could adversely affect the market price of our common stock.

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

WE ARE EXPOSED TO CHANGES IN THE PACHINKO INDUSTRY

         Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. During 2004, 51.3% of Rex Tokyo's revenues resulted from sales to one Chain Store. Any slow down from this side of the industry could significantly impact Rex Tokyo's ability to perform at its current levels of revenue. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plan by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

         The Pachinko / Slot machine industry in Japan has seen a significant growth in the Slot machine side of the business, while the Pachinko market has remained more constant in terms of total number of machines in stores. Rex Tokyo has focused heavily on the Slot machine side of the business. Any downturn in growth of the Slot machine market, or any change in the law that might curtail sales of Slot machines in the market, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         Rex Tokyo's business is dependent upon its ability to maintain tight control on its cash flow cycle. In general, as the amount of work increases the amount of cash flow required increases. If Rex Tokyo is not able to maintain sufficient cash flow to expand its business at the same pace as it's client's expansion, it may lead to clients moving their accounts to other service providers.

         Rex Tokyo is dependent upon key suppliers for supply of parts and machinery to the Pachinko slot machine industry, It also outsources a large amount of its maintenance and installation work. Failure to secure specific machines or parts that clients request from suppliers may lead to a decrease in sales. Failure to maintain good relationships with its suppliers and outsourcing companies could result in the inability to complete work for clients.

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

INTEREST RATE RISK

         The company is exposed to interest rate risk due to the loan payable-affiliated party of $727,429 as of December 31, 2004. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen, or $978,761 at current exchange rates, loan with Mizuho Bank Co Ltd, unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen, or approximately $940,000 at current exchange rates, working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 30, 2004, we dismissed Radin Glass & Co., LLP ("Radin Glass") as our independent registered public accounting firm. There were no disagreements with Radin Glass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. This change was based on the continued growth of our Japanese operations. The termination of Radin Glass was reported by the company on a Form 8-K filed on December 2, 2004 and is incorporated herein by reference.

         Our Audit Committee has recommended and approved the engagement of Sherb & Co. LLP as our independent registered public accounting firm to audit and report on the 2004 consolidated financial statements of the company effective November 30, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the fourth quarter of 2004 that were not filed.

                                    PART III

         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of Form 10-K are incorporated by reference from our Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Stockholders ("the proxy statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning executive officers and directors appears in proposal 1 of our proxy statement. This portion of our proxy statement is incorporated herein by reference.

         The board has determined that Eric La Cara, our audit committee chairman, is an audit committee financial expert within the meaning of SEC rules. Eric La Cara brings to our company seven years of financial management and consulting experience in Japan. Mr. La Cara serves as Representative Director of Aviso Group Inc., which provides Business Process Outsourcing services, including accounting and taxation functions, to foreign-owed companies operating in Japan. He is charged with developing Aviso's overall operations, using the business and technical skills he has acquired during his professional career in Japan. Previously, Mr. La Cara was Finance Manager of Synopsys in Tokyo, the world leader in semiconductor design software, with total revenues of more than $1 billion. As manager of the accounting department, he directed the firm's payroll, accounting, taxation, credit and invoicing functions, with a focus on streamlining these functions to maximize efficiency and enhance customer support. A native of Canada, Mr. La Cara is a candidate for an MBA in Finance from McGill University.

         Information concerning board meetings and committees appear in proposal 1 of the proxy statement. This portion of our proxy statement is incorporated herein by reference.

CODE OF ETHICS

         The company has adopted a code of ethics applicable to our principal executive officer and principal financial officer. The text of this code of ethics may be found on our web site at www.iagloblinc.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

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

COMPENSATION OF DIRECTORS

         Information concerning compensation of directors appears in proposal 1 of our proxy statement. This portion of our proxy statement is incorporated herein by reference.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2004 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

                               NUMBER OF SECURITIES TO         WEIGHTED AVERAGE -
                               BE ISSUED UPON EXERCISE         EXERCISE PRICE OF          NUMBER OF SECURITIES
                               OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,        REMAINING AVAILABLE
     PLAN CATEGORY               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS         FOR FUTURE ISSUANCE
     -------------             -----------------------        --------------------        --------------------
Equity compensation plans
   approved by security holders       9,521,500                       $1.21                     1,978,500

Equity compensation plans not
   approved by security holders               0                           0                             0
                                      ---------                       -----                     ---------

TOTAL .........................       9,521,500                       $1.21                     1,978,500
                                      =========                       =====                     =========

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions appears in the "certain relationships and related transactions" section of our proxy statement. This portion of our proxy statement is incorporated herein by reference.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

         Reports of Independent Registered Public Accounting Firms.. F-1 - F-2

         Consolidated Balance Sheets as of
              December 31, 2004 and 2003...........................    F-3

         Consolidated Statements of Operations
              for the years ended December 31, 2004,
              2003 and 2002 .......................................    F-4

         Consolidated Statement of Stockholders' Equity
              (Deficiency) for the years ended December 31,
              2004, 2003 and 2002..................................    F-5

         Consolidated Statement of Cash Flows
              for the years ended December 31, 2004,
              2003 and 2002 .......................................    F-6

         Notes to Consolidated Financial
              Statements .......................................... F-7 - F-34

(b) EXHIBITS:

    EXHIBIT
    NUMBER    EXHIBIT DESCRIPTION
    -------   -------------------

    3.1       Certificate of Incorporation, as amended, of Registrant (1)

    3.2 Certificate of Amendment, dated January 3, 2003, to the Certificate of Incorporation of the Registrant (2)

    3.3 Certificate of Designation of Preferences and Rights of the Registrant's Series A convertible preferred stock (3)

    3.4       By-laws of Registrant, as amended (4)

    3.5 Certificate of Amendment, dated June 17, 2004, to the Certificate of Incorporation of the Registrant, filed herewith.

    4.1       Form of Certificate evidencing shares of common stock (1)

    10.1      1999 and 2000 Stock Option Plans (5)

    10.2 Share Purchase Agreement, dated as of February 5, 2004, between IA Global, Inc. and Cyber Holdings Co Ltd.(6)

    10.3 Certificate of Officers, dated as of February 5, 2004, among IA Global, Inc., Cyber Holdings Co Ltd. and Fan Club Entertainment Co Ltd.(6)

    10.4 Employment Agreement, dated January 12, 2004, between IA Global, Inc. and Mark Scott (7)

    10.5 Offer to Hire Mark Scott, dated January 12, 2004, between IA Global, Inc. and Mark Scott (7)

    10.6 Secured Promissory Note, dated February 5, 2004, between IA Global, Inc. and Innovative Computing Group, Inc. (7)

    10.7 Security Agreement, dated February 5, 2004, between IA Global, Inc. and Innovative Computing Group, Inc. (7)

    10.8 Subscription Agreement, dated March 5, 2004, between IA Global, Inc. and PBAA Fund Ltd. (7)

    10.9 Convertible Promissory Note, dated March 5, 2004, between IA Global, Inc. and PBAA Fund Ltd. (7)

    10.10 Stockholder's Agreement, dated March 18, 2004, among IA Global, Inc., Rex Tokyo Co Ltd, Hiroyuki Ejima and all holders of Rex Tokyo Co Ltd common shares.(7)

    10.11 Share Exchange Agreement, dated March 18, 2004, between IA Global, Inc. and Hiroyuki Ejima.(7)

    10.12 Share Purchase Agreement, dated March 18, 2004, between IA Global, Inc. and Rex Tokyo Co Ltd. (7)

    10.13 Reseller License Agreement, dated October 6, 2003, between IA Global, Inc. and QuikCAT.com, Inc. (7)

    10.14 Redeemable Note, dated December 31, 2003, between IA Global, Inc. and QuikCAT Australia Pty Ltd. (7)

    10.15 Redeemable Note, dated February 13, 2004, between IA Global, Inc. and QuikCAT Australia Pty Ltd. (7)

    10.16 Series B Subscription B Form, dated March 31, 2004, between IA Global, Inc. and QuikCAT Australia Pty Ltd. (7)

    10.17 Asset Purchase Agreement between IA Global, Inc. and Quikcat.com, Inc. (8)

    10.18 Bill of Sale and Assignment and Assumption Agreement dated June 10, 2004 between IA Global, Inc. and QuikCat.com, Inc. (8)

    10.19 Collateral Assignment of Intellectual Property Agreement dated June 10, 2004 between IA Global, Inc. and QuikCat.com, Inc. (8)

    10.20 Notice of Intent to Convert Convertible Promissory Note to IA Global Common Stock dated June 18, 2004 between IA Global, Inc. and PBAA Fund Ltd. (9)

    10.21 Revised Nominations and Governance Committee Charter dated July 10, 2004. (10)

    10.22     Revised Audit Committee Charter dated July 10, 2004. (10)

    10.23 Employment letter dated June 10, 2004 between IA Global, Inc. and Dr. Olu Lafe. (10)

    10.24 Promissory Note Agreement dated June 29, 2004 between Rex Tokyo Co Ltd and Nippon Shinko Bank Co. (10)

    10.25 Share Purchase Agreement dated September 15, 2004 among IA Global Acquisition Co, IA Global Inc., QuikCAT Australia Pty Ltd and Marie-Rose Pontre. (11)

    10.26 Internet Accelerator Assignment Agreement dated September 15, 2004 among IA Global Acquisition Co, IA Global Inc and QuikCAT Australia Pty Ltd. (11)

    10.27 Letter dated October 8, 2004 between IA Global, Inc. and QuikCAT Australia Pty Ltd concerning closing of transaction. (12)

    10.28 Exclusive Distributor Sales Agreement dated October 15, 2004 between Timothy World Co Ltd and Kyushu Tesco Co Ltd. (13)

    10.29 Letter dated November 11, 2004 between IA Global, Inc. and QuikCAT Australia Pty Ltd concerning North America marketing and distribution. (16)

    10.30 Management Services Agreement effective April 1, 2004 between IA Global, Inc. and Rex Tokyo Co Ltd. (16)

    10.31 Basic Contract dated July 30, 2004 between Fan Club Entertainment Co Ltd and Total Insurance Management. (16)

    10.32 Basic Contract dated August 1, 2004 between Fan Club Entertainment Co Ltd and Total Insurance Management. (16)

    10.33 Subscription Agreement dated November 9, 2004 between IA Global, Inc. and Inter Asset Japan Co Ltd. (14)

    10.34 Subscription Agreement dated November 9, 2004 between IA Global, Inc. and PBAA Fund Ltd. (14)

    10.35 Subscription Agreement dated November 9, 2004 between IA Global, Inc. and Mr. Isobe. (14)

    10.36 Joint Venture Establishment dated September 6, 2004 between Rex Tokyo Co Ltd and Tesco Co Ltd. (15)

    10.38 Rex Tokyo's audited financial statements for the period from October 1, 2000 through September 30, 2003, together with the Independent Auditors' Report thereon. (17)

    10.39 The unaudited Pro Forma Combined Condensed Balance Sheet of the company as of December 31, 2003 and Rex Tokyo as of September 30, 2003 and the unaudited Pro Forma Condensed Consolidated Statement of Operations of the company and Rex Tokyo for the twelve months ended December 31, 2003 and September 30, 2003, respectively. (17)

    10.40 The unaudited Pro Forma Condensed Consolidated Statement of Operations of the company and Rex Tokyo for the nine months ended September 30, 2004. The unaudited Consolidated Balance Sheet of the company as of September 30, 2004 is consolidated with Rex Tokyo and is included in the Form 8-K filed on November 1, 2004.
              (17)

    10.41 Amendment to Employment Agreement dated November 19, 2004 between IA Global, Inc. and Mark Scott. (18)

    10.42     Letter from Radin Glass & Co LLP dated December 2, 2004. (19)

    10.43     Amended Code of Conduct & Ethics dated December 14, 2004. (20)

    10.44 Subscription Agreement and Annex A dated December 31, 2004 between IA Global Inc. and Rex Tokyo Co Ltd. (21)

    10.45 Financial loan document dated January 18, 2005 between Rex Tokyo Co Ltd and Mizuho Bank Co Ltd. (22)

    10.46 Asset Purchase Agreement dated February 9, 2005 among IA Global Inc. IA Global Acquisition Co and Nanocat Technologies Pte Limited. (23)

    10.47 Share Sale Agreement Deed of Variance dated February 9, 2005 among IA Global Inc. IA Global Acquisition Co., QuikCAT Australia Pty Ltd. and Marie-Rose Pontre'. (23)

    10.48 Internet Accelerator Assignment Agreement Deed of Variance dated February 9, 2005 among IA Global Inc., IA Global Acquisition Co and Nanocat Technologies Pte Limited. (23)

    10.49 Joint Venture Agreement dated December 14, 2004 between IA Global Acquisition Co and Innovative Computing Group, Inc., filed herewith.

    10.50 Financial Loan Document dated March 25, 2005 between Rex Tokyo Co Ltd and Chiba Bank Ltd. (24)

    21.1      Subsidiaries of the Registrant, filed herewith.

    23.1      Consent of Sherb & Co., LLP, filed herewith.

    23.2      Consent of Radin, Glass & Co., LLP, filed herewith.

    31.1      Section 302 Certifications, filed herewith.

    31.2      Section 302 Certifications, filed herewith.

    32.1      Section 906 Certifications, filed herewith.

    32.2      Section 906 Certifications, filed herewith.
__________

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

(5) Filed as an exhibit to Registrant's From S-8, dated June 21, 2004, and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 17, 2004, and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Annual Report on Form 10-K, dated March 30, 2004, and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 18, 2004, and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 21, 2004, and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, dated August 10, 2004, and incorporated herein by reference.

(11) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 15, 2004 and filed September 16, 2004, and incorporated herein by reference.

(12) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 7, 2004 and filed October 12, 2004, and incorporated herein by reference.

(13) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 15, 2004, filed October 18, 2004 and amended October 19, 2004, and incorporated herein by reference.

(14) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 9, 2004 and filed November 11, 2004, and incorporated herein by reference.

(15) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 9, 2004 and filed September 9, 2004, and incorporated herein by reference.

(16) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, dated November 15, 2004, and incorporated herein by reference.

(17) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 5, 2004 and filed November 8, 2004, and incorporated herein by reference.

(18) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 19, 2004 and filed November 24, 2004, and incorporated herein by reference.

(19) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 30, 2004 and filed December 2, 2004, and incorporated herein by reference.

(20) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 14, 2004 and filed December 17, 2004, and incorporated herein by reference.

(21) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 31, 2004 and filed January 7, 2005, and incorporated herein by reference.

(22) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 18, 2005 and filed January 21, 2005, and incorporated herein by reference.

(23) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 9, 2005 and filed February 14, 2005, and incorporated herein by reference.

(24) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated March 25, 2005 and filed March 31, 2005, and incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                           Shareholders and Directors
                                 IA Global, Inc.

We have audited the accompanying consolidated balance sheet of IA Global, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, the company restated its consolidated financial statements for the years ended December 31, 2002.


                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants
New York, New York
February 8, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3, the company restated it's consolidated financial statements for the years ended December 31, 2002 and 2001.


                                        /s/ Radin, Glass & Co., LLP
                                        Certified Public Accountants
New York, New York
March 15, 2004

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET

                                                                         December 31,       December 31,
                                                                             2004               2003
                                                                         ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................................      $  3,847,813       $    676,782
  Accounts receivable, net of allowance for doubtful accounts of
    $93,338 and $0, respectively ..................................         6,431,663          1,266,335
  Notes receivable ................................................           641,305                  -
  Inventories .....................................................           164,046                  -
  Prepaid expenses ................................................           771,036            438,142
  Consumption and deferred tax receivable .........................           161,769             49,482
  Loan receivable from QuikCAT Australia Pty Ltd ..................           150,000                  -
  Subscription receivable .........................................                 -            400,000
  Other current assets ............................................           136,102            296,163
  Assets held for sale ............................................           773,582                  -
                                                                         ------------       ------------
    Total current assets ..........................................        13,077,316          3,126,904

EQUIPMENT, NET ....................................................           273,245                812

OTHER ASSETS
  Intangible assets, net ..........................................         1,271,935          1,014,685
  Deferred tax asset ..............................................           390,079                  -
  Loan to QuikCAT Australia Pty Ltd ...............................                 -             74,849
  Other assets ....................................................           200,641                  -
                                                                         ------------       ------------

                                                                         $ 15,213,216       $  4,217,250
                                                                         ============       ============


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ........................................      $  6,446,656       $    861,149
  Notes payable ...................................................         1,474,582                  -
  Accrued liabilities .............................................           529,198            138,580
  Deferred revenue ................................................                 -            463,119
  Investment in QuikCAT Australia Pty Ltd .........................                 -              1,137
  Consumption taxes received ......................................           260,648                  -
  Income taxes payable- foreign ...................................           235,047             23,754
  Current portion of long term debt-affiliated party ..............           484,966                  -
                                                                         ------------       ------------
    Total current liabilities .....................................         9,431,097          1,487,739
                                                                         ------------       ------------

LONG TERM  LIABILITIES:
  Long term debt-affiliated party .................................           242,463                  -
  Retirement benefits .............................................            39,932                  -
                                                                         ------------       ------------
                                                                              282,395                  -
                                                                         ------------       ------------

MINORITY INTERESTS ................................................         1,365,570             44,706
                                                                         ------------       ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    1,158 issued and outstanding (liquidation value $1,158,000) ...                12                 12
  Common stock, $.01 par value, 150,000,000 shares authorized,
    82,400,181 and 71,894,324, issued and outstanding, respectively           824,001            718,943
  Paid in capital .................................................        28,785,839         26,049,286
  Accumulated deficit .............................................       (25,590,820)       (24,147,785)
  Treasury stock ..................................................           (50,000)           (50,000)
  Other comprehensive income ......................................           165,122            114,349
                                                                         ------------       ------------
    Total stockholder's equity ....................................         4,134,154          2,684,805
                                                                         ------------       ------------

                                                                         $ 15,213,216       $  4,217,250
                                                                         ============       ============

                             See notes to consolidated financial statements.

                                                   F-3

                                         IA GLOBAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                                            Years Ended December 31,
                                                               --------------------------------------------------
                                                                   2004               2003               2002
                                                               ------------       ------------       ------------
                                                                                                       Restated
                                                                                                         Note 3
REVENUE .................................................      $ 31,550,394       $  1,144,654       $    406,046

COST OF SALES ...........................................        26,446,109          1,128,075             84,280
                                                               ------------       ------------       ------------

GROSS PROFIT ............................................         5,104,285             16,579            321,766
                                                               ------------       ------------       ------------

EXPENSES:
  Selling, general and administrative expenses ..........         5,670,171          2,383,253            903,001
  Writedown of fixed assets .............................            95,719                  -             37,759
                                                               ------------       ------------       ------------
    Total expenses ......................................         5,765,890          2,383,253            940,760
                                                               ------------       ------------       ------------

OPERATING LOSS FROM CONTINUING OPERATIONS ...............          (661,605)        (2,366,674)          (618,994)
                                                               ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income .......................................            12,053             13,234                212
  Interest expense ......................................           (60,191)          (373,999)        (1,084,620)
  Other income ..........................................           257,594             11,036            210,695
  Gain on sale of computer business .....................                 -            103,785                  -
  Gain on sale of iAccele Co Ltd ........................                 -            674,406                  -
  Foreign currency transaction adjustment ...............            24,680           (172,069)                 -
  Gain on sale of equity investment in QuikCAT
    Australia Pty Ltd ...................................            40,240                  -                  -
  Loss on equity investment in QuikCAT
    Australia Pty Ltd ...................................           (43,229)            (1,137)                 -
                                                               ------------       ------------       ------------
    Total other income (expense) ........................           231,147            255,256           (873,713)
                                                               ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTERESTS AND INCOME TAXES ...................          (430,458)        (2,111,418)        (1,492,707)

MINORITY INTERESTS ......................................           103,583             21,790                  -
                                                               ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ..........................................          (534,041)        (2,133,208)        (1,492,707)
                                                               ------------       ------------       ------------

INCOME TAXES:
  Current ...............................................           447,107             (8,158)                 -
  Deferred ..............................................           (39,343)            22,738                  -
                                                               ------------       ------------       ------------

NET LOSS FROM CONTINUING OPERATIONS .....................          (941,805)        (2,147,788)        (1,492,707)

Loss from discontinued operations (Note 3) ..............          (501,230)                 -                  -
                                                               ------------       ------------       ------------

NET LOSS ................................................        (1,443,035)        (2,147,788)        (1,492,707)

Deemed dividend .........................................                 -           (977,152)                 -
                                                               ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON
  SHAREHOLDERS ..........................................      $ (1,443,035)      $ (3,124,940)      $ (1,492,707)
                                                               ============       ============       ============
                                                                                                      (continued)
                                  See notes to consolidated financial statements.

                                                        F-4A

                                         IA GLOBAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (continued)
                                                                            Years Ended December 31,
                                                               --------------------------------------------------
                                                                   2004               2003               2002
                                                               ------------       ------------       ------------
                                                                                                       Restated
                                                                                                         Note 3
Per share of Common-
  Basic net loss per share from continuing operations ...      $      (0.01)      $      (0.05)      $      (0.04)
  Basic net loss per share from discontinued operations .             (0.01)                 -                  -
                                                               ------------       ------------       ------------
  Total basic net loss per share ........................      $      (0.02)      $      (0.05)      $      (0.04)
                                                               ============       ============       ============

  Diluted net loss per share from continuing operations .      $      (0.01)      $      (0.05)      $      (0.04)
  Diluted net loss per share from discontinued operations             (0.01)                 -                  -
                                                               ------------       ------------       ------------
  Total diluted net loss per share ......................      $      (0.02)      $      (0.05)      $      (0.04)
                                                               ============       ============       ============

  Weighted average shares of common
    stock outstanding ...................................        75,914,127         59,243,914         36,480,248
  Weighted average shares of common stock
    and common equivalent shares
    outstanding .........................................        75,914,127         59,243,914         36,480,248


                                  See notes to consolidated financial statements.

                                                        F-4B

                                                IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)



                                                     Preferred Stock                  Common Stock               Additional
                                                 -----------------------        -------------------------         Paid in
                                                  Shares          Amount          Shares          Amount          Capital
                                                 --------        -------        ----------       --------       ------------
Balance as of December 31, 2001 ..........          1,000        $    10        29,672,556       $296,726       $ 18,664,745

Proceeds from conversion of preferred
  shares .................................         (1,000)           (10)       20,000,000        200,000           (199,990)
Stock issued for services ................              -              -         2,125,000         21,250            151,000
Valuation of beneficial conversion feature              -              -                 -              -          1,063,857
Contribution of capital ..................              -              -                 -              -             64,719
Unearned compensation expense ............              -              -                 -              -                  -
Net loss .................................              -              -                 -              -                  -
                                                 --------        -------        ----------       --------       ------------

Balance as of December 31, 2002 ..........              -              -        51,797,556        517,976         19,744,331

Issuance of common stock for settlement
  of accounts payable ....................              -              -           250,000          2,500             76,684
Proceed from sale of common
  stock subscribed .......................              -              -        13,333,333        133,333          1,866,667
Common stock issued for Fan Club
  Entertainment Co Ltd acquisition .......              -              -           350,000          3,500            161,700
Conversion of note payable to preferred
  stock ..................................          1,158             12                 -              -          1,157,988
Conversion of note payable to common stock              -              -         3,163,436         31,634            917,453
Proceed from sale of common stock ........              -              -         1,666,666         16,667            483,333
Proceed from sale of common
  stock subscribed .......................              -              -         1,333,333         13,333            386,667
Valuation of beneficial conversion feature              -              -                 -              -            277,311
Other comprehensive income ...............              -              -                 -              -                  -
Unearned compensation expense ............              -              -                 -              -                  -
Deemed dividend ..........................              -              -                 -              -            977,152
Net loss .................................              -              -                 -              -                  -
                                                 --------        -------        ----------       --------       ------------

Balance as of December 31, 2003 ..........          1,158             12        71,894,324        718,943         26,049,286

Common stock issued for Rex Tokyo
  Co Ltd acquisition .....................              -              -           462,000          4,620            133,980
Other comprehensive income ...............              -              -                 -              -                  -
Proceed from sale of common stock ........              -              -         4,448,820         44,488          1,085,512
Exercise of stock options ................              -              -           500,000          5,000             35,000
Conversion of note payable to common stock              -              -         5,065,037         50,650          1,468,861
Stock issued for services ................              -              -            30,000            300             13,200
Net loss .................................              -              -                 -              -                  -
                                                 --------        -------        ----------       --------       ------------

Balance as of December 31, 2004 ..........          1,158        $    12        82,400,181       $824,001       $ 28,785,839
                                                 ========        =======        ==========       ========       ============
                                                                                                                 (continued)

                                        See notes to consolidated financial statements.

                                                              F-5A

                                                IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                                                          (continued)

                                                                  Accumulated                                        Total
                                                                    Other                         Unearned       Stockholder's
                                                 Accumulated     Comprehensive     Treasury      Compensation       Equity
                                                  Deficit           Income *        Stock          Expense        (Deficiency)
                                                ------------     -------------     --------      ------------    -------------
Balance as of December 31, 2001 ..........      $(19,530,138)      $       -       $(50,000)      $(245,788)      $  (864,445)

Proceeds from conversion of preferred
  shares .................................                 -               -              -               -                 -
Stock issued for services ................                 -               -              -        (160,000)           12,250
Valuation of beneficial conversion feature                 -               -              -               -         1,063,857
Contribution of capital ..................                 -               -              -               -            64,719
Unearned compensation expense ............                 -               -              -         325,788           325,788
Net loss .................................        (1,492,707)              -              -               -        (1,492,707)
                                                ------------       ---------       --------       ---------       -----------

Balance as of December 31, 2002 ..........       (21,022,845)              -        (50,000)        (80,000)         (890,538)

Issuance of common stock for settlement
  of accounts payable ....................                 -               -              -               -            79,184
Proceed from sale of common
  stock subscribed .......................                 -               -              -               -         2,000,000
Common stock issued for Fan Club
  Entertainment Co Ltd acquisition .......                 -               -              -               -           165,200
Conversion of note payable to preferred
  stock ..................................                 -               -              -               -         1,158,000
Conversion of note payable to common stock                 -               -              -               -           949,087
Proceed from sale of common stock ........                 -               -              -               -           500,000
Proceed from sale of common
  stock subscribed .......................                 -               -              -               -           400,000
Valuation of beneficial conversion feature                 -               -              -               -           277,311
Other comprehensive income ...............                 -         114,349              -               -           114,349
Unearned compensation expense ............                 -               -              -          80,000            80,000
Deemed dividend ..........................          (977,152)              -              -               -                 -
Net loss .................................        (2,147,788)              -              -               -        (2,147,788)
                                                ------------       ---------       --------       ---------       -----------

Balance as of December 31, 2003 ..........       (24,147,785)        114,349        (50,000)              -         2,684,805

Common stock issued for Rex Tokyo
  Co Ltd acquisition .....................                 -               -              -               -           138,600
Other comprehensive income ...............                 -          50,773              -               -            50,773
Proceed from sale of common stock ........                 -              (1)             -               -         1,129,999
Exercise of stock options ................                 -               -              -               -            40,000
Conversion of note payable to common stock                 -               -              -               -         1,519,511
Stock issued for services ................                 -               -              -               -            13,500
Net loss .................................        (1,443,035)              -              -               -        (1,443,035)
                                                ------------       ---------       --------       ---------       -----------

Balance as of December 31, 2004 ..........      $(25,590,820)      $ 165,121       $(50,000)      $       -       $ 4,134,154
                                                ============       =========       ========       =========       ===========

* Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $(1,392,263) in 2004, $(2,033,439) in 2003 and $(1,492,707) in 2002, respectively.

                                        See notes to consolidated financial statements.

                                                              F-5B

                                         IA GLOBAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Years Ended December 31,
                                                                  -----------------------------------------------
                                                                      2004              2003              2002
                                                                  -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................      $(1,443,036)      $(2,147,788)      $(1,492,707)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ..........................          401,939           557,885            54,940
    Loss on disposal of fixed assets .......................           14,103                 -            37,759
    Loss from discontinued operations ......................          426,230                 -                 -
    (Gain) on disposal of discontinued operation ...........          (40,240)                -                 -

    Amortization of beneficial conversion feature ..........                -           277,311         1,063,857
    Unearned compensation expense ..........................                -                 -           165,788
    Equity based compensation ..............................                -            80,000           172,250
    Equity loss from investment in QuikCAT Australia Pty Ltd           43,229             1,137                 -
    Minority interests .....................................          553,756            21,790                 -
    Accrued interest on notes/loans payable ................           16,077           124,747                 -
    Gain from sale of iAccele Co Ltd .......................                -          (674,406)                -
    Gain on sale of computer business ......................                -          (103,785)                -
    Accounts receivable ....................................       (2,222,053)       (1,266,335)                1
    Notes receivable - trade ...............................         (593,655)                -                 -
    Consumption and deferred tax receivable ................          148,361           (49,482)                -
    Inventory ..............................................          664,169                 -                 -
    Prepaid expenses .......................................         (332,894)         (438,142)                -
    Deferred license fee receivable ........................                -                 -                 -
    Other current assets ...................................          393,072           (93,860)              376
    Deferred tax assets ....................................          (66,803)                -                 -
    Other assets ...........................................          (77,898)            5,477            22,092
    Accounts payable .......................................        1,443,478         2,612,336           (97,608)
    Notes payable - trade ..................................        1,474,582                 -                 -
    Accrued liabilities ....................................          (94,959)          107,580          (180,843)
    Other liabilities-retirement benefits ..................           39,932                 -                 -
    Income taxes payable - foreign .........................          211,293            23,754                 -
    Deferred revenue .......................................         (463,120)          463,119          (305,000)
                                                                  -----------       -----------       -----------
Net cash used in continuing operations .....................          495,563          (498,662)         (559,095)
Net cash used in discontinued operations ...................         (347,321)                -                 -
                                                                  -----------       -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS ..................          148,242          (498,662)         (559,095)
                                                                  -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in QuikCAT Australia Pty Ltd ..................          (50,000)                -                 -
  Cash of Rex Tokyo Co Ltd immediately following acquisition        1,934,839                 -                 -
  Purchase of Rex Tokyo Co Ltd .............................         (941,000)                -                 -
  Purchase of IA Global Acquisition Co .....................         (700,000)                -                 -
  Purchase of Fan Club Entertainment Co Ltd ................                -        (1,107,590)                -
  Purchase of iAccele Co Ltd ...............................                -          (830,358)                -
  Purchase of intangibles ..................................         (540,930)                -                 -
  Purchases of capital expenditures ........................         (506,594)         (598,431)                -
  Proceeds from sale of equipment ..........................                -           702,216                 -
  Software development costs ...............................                -           (39,347)                -
  Investment in foreignTVJapan.com .........................                -                 -           100,000
  Other assets .............................................                -                 -                 -
                                                                  -----------       -----------       -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........         (803,685)       (1,873,510)          100,000
                                                                  -----------       -----------       -----------
                                                                                                      (continued)
                                  See notes to consolidated financial statements.

                                                        F-6A

                                         IA GLOBAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (continued)
                                                                              Years Ended December 31,
                                                                  -----------------------------------------------
                                                                      2004              2003              2002
                                                                  -----------       -----------       -----------
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable - related party ...............        1,500,000         1,288,167           885,098
  Repayments of loan payable - related party ...............          (61,417)       (1,280,816)                -
  Loan to Innovative Computing Group, Inc. .................         (100,000)                -                 -
  Loan to QuikCAT Australia Pty Ltd. .......................          (25,000)          (74,849)                -
  Proceeds from issuance of common stock ...................        1,530,000         2,500,000                 -
  Proceeds from long term debt- affiliated party ...........          788,846                 -                 -
  Proceeds from exercise of options ........................           40,000                 -                 -
                                                                  -----------       -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..................        3,672,429         2,432,502           885,098
                                                                  -----------       -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................        3,016,986            60,330           426,003

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................          154,045           172,069                 -

CASH AND CASH EQUIVALENTS, beginning of the period .........          676,782           444,383            18,380
                                                                  -----------       -----------       -----------

CASH AND CASH EQUIVALENTS, end of the period ...............      $ 3,847,813       $   676,782       $   444,383
                                                                  ===========       ===========       ===========

Supplemental disclosures of cash flow information:
  Interest paid ............................................      $    40,666       $         -       $         -
  Taxes paid ...............................................      $   412,072       $       334       $         -
Non-cash investing and financing activities:
  Common stock issued for Rex Tokyo Co Ltd .................      $   138,600       $         -       $         -
  Conversion of debt to equity .............................      $ 1,533,001       $ 2,186,215       $         -
  Issuance of common stock for subscription receivable .....      $         -       $   400,000       $         -
  Contribution of debt to equity ...........................      $   101,629       $         -       $    64,719
  Conversion of liability to equity ........................      $    13,500       $         -       $         -
  Common stock issued for Fan Club Entertainment Co Ltd ....      $         -       $   165,200       $   165,200
  Conversion of preferred stock to equity ..................      $         -       $         -       $   200,000
  Common stock and options issued for services .............      $         -       $         -       $   172,250


                                  See notes to consolidated financial statements.

                                                        F-6B

                                 IA GLOBAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2004

NOTE 1.  BUSINESS

         The company incorporated in Delaware on November 12, 1998 under the name foreignTV.com, Inc. In December 1999, it changed its name to Medium4.com, Inc. On January 3, 2003, The company changed its name to IA Global, Inc. The company's executive offices are located at 533 Airport Blvd. Suite 400 Burlingame, CA 94010, but its operations are located primarily in Japan.

         The company operates primarily as a holding company. The company intends to grow its Rex Tokyo business. Also, the company intends to further increase the number of majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the media, entertainment and technology areas.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company fully consolidated the results of operations of the majority owned IA Global Acquisition Co. in the Consolidated Statements of Operations for the period June 10, 2004 to December 31, 2004 because the subsidiary incurred losses for this period and the company does not expect to recover these losses from the minority owner. In accordance with SFAS 144, the company accounted for the 2004 loss of $501,000 since the June 10, 2004 acquisition as discontinued operations in it's consolidated statement of operations. Inter-company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS - Accounts receivable consists primarily of amounts due to the company from normal business activities. The company maintains an allowance for doubtful accounts to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within the portfolio. If the financial condition of the customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

NOTES RECEIVABLE - The company's Japanese subsidiaries, on occasion, accept notes receivable in payment of accounts receivable with certain customers. These notes are usually of a short term nature, approximately three to six months in length. They do not bear interest and are paid by, and secured by, the customer's bank. Total notes receivable as of December 31, 2004 is $641,305.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The company records a provision for excess and obsolete inventory whenever an impairment has been identified.

EQUIPMENT - Equipment represents machinery, equipment and software, which are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the related assets (approximately 3-15 years). Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of two years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of Fan Club Entertainment over sixty months on a straight - line basis, which is the life of the Marvel Enterprises, Inc. agreement. On July 30, 2004 and August 1, 2004 Fan Club, signed two license agreements with Total Insurance Management for use in building Internet platforms, including content. The license costs of $540,930 were capitalized and are being amortized over the two year life of the agreements.

         The company amortized the intangible assets and intellectual property acquired from QuikCAT.com, Inc.("QuikCAT") over sixty months on a straight - line basis, which is the expected life of the technology. On February 9, 2005, the company announced a definitive agreement to divest its remaining holdings related to QuikCAT to Nanocat Technologies PTE Limited, a Singapore corporation.

LONG - LIVED ASSETS - The company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The company has performed its impairment tests and determined there were no impaired long - lived assets as of December 31, 2004.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities and current portion of long term debt- affiliated party approximate fair value based on the short-term maturity of these instruments.

NOTES PAYABLE - The company's Japanese subsidiaries, on occasion, satisfy the payment of their accounts payable, through the issuance of notes payable with certain vendors. These notes are usually of a short term nature, approximately three to six months in length. They do not bear interest and are paid by the company's bank to the vendors upon presentation to the company's bank on the date of maturity. In the event of insufficient funds to repay these notes, the company's bank can proceed with bankruptcy proceedings in Japan. Total notes payable as of December 31, 2004 is $1,474,582.

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS - BENEFICIAL CONVERSION FEATURES - The company has adopted EITF issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for convertible debt. EITF 98-5 requires recognition of a conversion feature that is in-the-money at issuance as additional paid-in-capital, measured by allocating a portion of the proceeds equal to the intrinsic value of that feature. The intrinsic value of the feature is the difference between the conversion price and the fair value of the stock into which the security is convertible, multiplied by the number of shares. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. The beneficial conversion feature of debt or equity instruments, depending on the specific facts and circumstances, will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

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

         The company recognizes Fan Club revenue when it is realized. Revenue is considered realized when the product has been shipped or the services have been provided to the customer, the work has been accepted and collectibility is reasonably assured. Deferred revenue includes amounts billed to customers for whom revenue has not been recognized that generally results from products completed by the company prior to year-end but not accepted by end users until after year-end.

REX TOKYO REVENUE RECOGNITION - Rex Tokyo's revenue was derived from the following:

      o  Sale of equipment to major stores.

      o  Installation of machines and fittings to major stores.

      o  Maintenance of machines and other equipment in major stores.

         The company recognizes Rex Tokyo revenue when it is realized. Revenue is considered realized when the product has been shipped or the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. The company accounts for certain construction contracts/projects on the percentage-of-completion method and under this method, income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were no advertising costs incurred for the years ended December 31, 2004 and 2003.

FOREIGN CURRENCY TRANSLATION - Foreign entities whose functional currency is the local currency translate net assets at the end of period rates and income and expense accounts at average exchange rates for the twelve month period. Adjustments resulting from these translations are reflected in the consolidated balance sheet under other comprehensive income and the statement of operations under other income (expense).

STOCK BASED COMPENSATION - The company has stock-based employee compensation plans. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation cost is reflected in the net loss, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation:

                                                            Years Ended December 31,
                                                -----------------------------------------------
                                                    2004              2003             2002
                                                -----------       -----------       -----------
Net loss available to common
    shareholders, as reported ............      $(1,443,035)      $(3,124,940)      $(1,492,707)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...............         (221,940)         (227,031)                -
                                                -----------       -----------       -----------

Pro-forma net loss available to common
    shareholders .........................      $(1,664,975)      $(3,351,971)      $(1,492,707)
                                                ===========       ===========       ===========

Earnings per share:
    Basic and diluted- as reported .......      $     (0.02)      $     (0.05)      $     (0.04)
    Basic and diluted- pro-forma .........      $     (0.02)      $     (0.06)      $     (0.04)

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

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     For the Year Ended
                                                         December 31,
                                              --------------------------------
                                              2004          2003          2002
                                              ----          ----          ----
         Risk free interest rate ..........   3.75%         3.75%         4.08%
         Expected life ....................  10 yrs        10 yrs       10 years
         Dividend rate ....................    0.0%         0.00%         0.00%
         Expected volatility ..............    65%            65%           75%

MANAGEMENT SERVICES AGREEMENT - The company and Rex Tokyo implemented a Management Services Agreement during the nine months ended December 31, 2004. Under this agreement, the company provides financial, management and capital markets support. This agreement was effective April 1, 2004. Thereafter, this agreement will be automatically renewed for successive one year periods starting on October 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Rex Tokyo paid the company $164,000 during the year ended December 31, 2004 under this agreement and is required to pay approximately $164,000 every six months.

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity (Deficiency).

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

For the Year Ended December 31,            2004          2003           2002
--------------------------------------  -----------   -----------   -----------
Income (loss) from operations
 before income taxes:
   U.S. Operations ...................  $(1,107,294)  $(1,611,170)  $(1,492,707)
   Japan Operations ..................      573,253      (522,038)            -
                                        -----------   -----------   -----------
Total income (loss) from operations
 before income taxes .................     (534,041)   (2,133,208)   (1,492,707)
Loss from discontinued operations (U.S.)   (501,230)            -             -
                                        -----------   -----------   -----------
   Net loss before income taxes         $(1,035,271)  $(2,133,208)  $(1,492,707)
                                        ===========   ===========   ===========


         The provision (benefits) for income taxes by geographic operations is as follows:

For the Year Ended December 31,            2004          2003           2002
--------------------------------------  -----------   -----------   -----------
   U.S. Operations ...................  $         -   $         -   $         -
   Japan Operations ..................      407,764        14,580             -
                                        -----------   -----------   -----------
Total Provision (Benefit) for
 Income Taxes ........................  $   407,764   $    14,580   $         -
                                        ===========   ===========   ===========


         The components of provision for income taxes by taxing jurisdiction are as follows:

For the Year Ended December 31,            2004          2003           2002
--------------------------------------  -----------   -----------   -----------
U.S. federal, state and local:
   Current ...........................  $         -   $         -   $         -
   Deferred ..........................  $         -   $         -   $         -

Japan:
   Current ...........................  $   447,107   $    (8,158)  $         -
   Deferred ..........................  $   (39,343)  $    22,738   $         -

         A reconciliation of the company's effective tax rate to the statutory U.S. federal tax rate is as follows:

For the Year Ended December 31,            2004          2003           2002
--------------------------------------  -----------   -----------   -----------
Statutory rate .......................     35.0%          35.0%         35.0%
Foreign tax differential .............      6.0            6.0             -
State and local ......................      5.7            5.7           5.7
                                        -----------   -----------   -----------
   Effective rate ....................     46.7%          46.7%         40.7%
                                        ===========   ===========   ===========


         The effect of tax law changes on deferred tax assets and liabilities did not have a significant effect on the company's effective tax rate.

         The significant components of activities that gave rise to deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

At December 31,                             2004         2003            2002
--------------------------------------  -----------   -----------   -----------
Deferred income ......................  $         -   $    11,500   $         -
Operating loss carry forwards ........    5,460,000     4,550,000     4,435,000
                                        -----------   -----------   -----------
   Gross Deferred Tax Assets .........    5,460,000     4,561,500     4,435,000
Less: Valuation allowance ............   (5,460,000)   (4,550,000)   (4,435,000)
                                        -----------   -----------   -----------
   Deferred Tax Assets, net of
    Allowance ........................  $         -  $    11,500   $         -
                                        ===========   ===========   ===========


         The valuation allowance at December 31, 2004, principally applies the net operating loss carry forwards that, in the opinion of management, are more likely than not to expire before the company can use them.

         For tax return purposes, the company has available net operating carry forwards of approximately $15.6 million which expire in various years through 2024.

NET LOSS PER SHARE - The company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive.

DIVIDEND POLICY - The company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. Rex Tokyo is restricted from paying dividends to its stockholders under the terms of its loan with Nihon Shinko Bank Co Ltd. On January 18, 2005, Rex Tokyo refinanced the loan with Nihon Shinko Bank Co by entering into a with Mizuho Bank Co Ltd, an unrelated Japanese bank.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, provides guidance for identifying a controlling interest in a variable interest entity established by means other than voting interests. FIN No. 46 also requires consolidation of a variable interest entity by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46R, Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51 (FIN No. 46R). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special - purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business users) for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46R did not have a material effect on the company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively. SFAS 149 was adopted as of July 1, 2003, and it did not have a material effect on the company's consolidated Financial statements.

         On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("Statement 150"). SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The company adopted this standard on such effective dates, and it did not have a Material effect on the company's consolidated financial statements.

         In December of 2003, the FASB issued a revised SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The statement revises employers' disclosures about pension plans and other postretirement benefit plans but it does not change the measurement or recognition of those plans. The revised SFAS No. 132 requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The statement also increases quarterly pension plan and postretirement benefit plan disclosure requirements. Revised SFAS No. 132 domestic plan disclosure requirements are effective for financial statements with fiscal years ending after December 15, 2003. However, disclosure of information about foreign plans required by the Statement is effective for fiscal years ending after June 15, 2004. The company adopted this statement in December of 2003 and it did not have a material effect on the company's consolidated financial statements.

         SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company will adopt the standard in the third quarter of fiscal 2005. The company has not determined the impact, if any, that this statement will have on the company's consolidated financial statements.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4," which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the company will adopt this standard in fiscal 2006. The company has not determined the impact, if any, that this statement will have on the company's consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the company in the first quarter of fiscal 2006. The company not determined the impact, if any, that this statement will have on the company's consolidated financial statements.

NOTE 3.  ACQUISITIONS AND DIVESTITURES

         The acquisitions of Rex Tokyo Co. Ltd. ("Rex Tokyo") and Fan Club Entertainment Co Ltd are key components of the company's strategy to operate primarily as a holding company. The company intends to grow its Rex Tokyo business. Also, the company intends to further increase the number of majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the media, entertainment and technology areas.

REX TOKYO CO LTD

         On March 18, 2004, the company executed Share Purchase Agreements and a Stockholders Agreement with Rex Tokyo and certain of its management, pursuant to which the company acquired its 60.5% ownership interest in Rex Tokyo. The company purchased 1,000 shares of Rex Tokyo stock for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 25, 2004. In addition, the company purchased 150 Rex Tokyo shares from Mr. Ejima, the CEO of Rex Tokyo, for 462,000 shares of common stock issued at $.30 per share which is the average closing price five days before closing. The Stockholders Agreement places restrictions on the sale of Rex Tokyo stock in the future, requires existing management to operate the business and places conditions on the board of director composition. This agreement can be terminated under certain conditions. The company used working capital to fund the cash portion of the purchase price.

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

         The Pachinko industry has experienced significant consolidation since the late 1990s, with small parlor operators being replaced by large mega-parlor owners. Rex Tokyo's business primary expansion focus is to provide support and services to these mega-parlor owners.

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

         The company expanded this business in 2004 by acquiring new sales offices in Kyushu and West Tokyo, Japan. In addition, Rex Tokyo established a joint venture company, Timothy World, with Kyushu Tesco Co Ltd. for the supply of lighting fixtures to the Pachinko industry in October, 2004 and began to sell slot machines directly rather than as an agent during the 4th quarter of 2004.

         On December 31, 2004, the company invested 50,000,000 Yen or approximately $488,000 in Rex Tokyo. Under the terms of the Subscription Agreement, the company agreed to purchase 500 Series A Preference Shares of Rex Tokyo for the sum of 200,000 Yen per Preference Share, payable in two equal installments. The initial 50,000,000 Yen was paid by December 31, 2004 and the balance is to be paid by December 31, 2005. The funds will be used to expand the Rex Tokyo business.

         The cost to acquire these assets was allocated to the assets acquired according to estimated fair values. The allocation was as follows:

Purchase price:

Cash ......................................................        $   941,000
Stock .....................................................            138,600
                                                                   -----------
                                                                     1,079,600
                                                                   -----------
Net Assets Acquired (3/18/04):
Total Assets ..............................................          5,549,826
Liabilities ...............................................         (4,618,949)
                                                                   -----------

Net Assets at 3/18/04 .....................................            930,877
Reserve ...................................................            (22,159)
Plus 10 million Yen contributed by other ..................             92,328
Plus cash paid by IA Global ...............................            941,000

                                                                   -----------
                                                                     1,942,046

% Acquired ................................................              60.5%
                                                                   -----------
                                                                     1,174,938
                                                                   -----------

Negative goodwill allocated to property and equipment......        $   (95,338)
                                                                   ===========

         The results of operations of Rex Tokyo were included in the Consolidated Statements of Operations for the period March 18, 2004 to December 31, 2004.

         The pro-forma financial data on the acquisition is included in this section below:

                                                                Pre-Acquisition
                                           As Reported,          Operations of          Pro Forma,
                                               Year                Rex Tokyo               Year
                                               Ended               January 1-              Ended
                                         December 31, 2004       March 18, 2004      December 31, 2004
                                         -----------------      ---------------      -----------------
Revenues ..........................        $ 31,550,394           $ 5,639,384          $ 37,189,778

Net loss from continuing operations            (941,805)              111,505              (830,300)

Net loss ..........................          (1,443,035)              111,505            (1,331,530)

Loss per common share .............               (0.02)                                      (0.02)


         There were no material, nonrecurring items included in the reported the pro-forma results.

IA GLOBAL ACQUISITION CO / QUIKCAT.COM INC / QUIKCAT AUSTRALIA PTY LTD

         On June 10, 2004, the company closed the acquisition of the intellectual property and other assets of QuikCAT.Com Inc. ("QuikCAT"). The purchase price was $700,000 in cash, plus the assumption of certain contracts, agreements and liabilities. QuikCAT had filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio and the company had submitted a bid on February 5, 2004. The acquisition was funded from working capital.

         QuikCAT is focused on the development of multi-media compression technologies for use in video, picture and audio products for license sales to third party vendors.

         The cost to acquire these assets was allocated to the assets acquired according to estimated fair values. The allocation was as follows:

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
                                                 =========

         The company contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc., parent company of QuikCAT, of $101,629 to IA Global Acquisition Co. on June 30, 2004 in exchange for a 90.5% equity interest in IA Global Acquisition Co. The founding shareholder, the wife of the Chief Executive Officer of our 47.54% owned affiliate, QuikCAT Australia, acquired 9.5% of IA Global Acquisition Co. for $500 on June 30, 2004. The company increased its ownership percentage to 95% on October 8, 2004.

         The company fully consolidated the results of operations of the majority owned IA Global Acquisition Co. in the Consolidated Statements of Operations for the period June 10, 2004 to December 31, 2004 because the subsidiary incurred losses for this period and the company does not expect to recover these losses from the minority owner. In accordance with SFAS 144, the company accounted for the 2004 loss of $501,000 since the June 10, 2004 acquisition as discontinued operations in its consolidated statement of operations.

         Historical financial statements of QuikCAT and pro forma financial information relating to this transaction, as prescribed by Regulation S-X, promulgated by the Securities and Exchange Commission, are not required.

         On February 9, 2005, the company announced a definitive agreement to divest its remaining holdings related to QuikCAT Technologies ("QuikCAT") to Nanocat Technologies PTE Limited ("Nanocat"), a Singapore corporation. Nanocat is affiliated with QuikCAT Australia Pty Ltd. ("QuikCAT Australia"), our joint venture partner for the QuikCAT business. QuikCAT is focused on the development of multi-media compression technologies for use in video, picture and audio products for license sales to third party vendors.

         As part of this transaction, the company is selling the remaining rights and assets of QuikCAT which were acquired out of Chapter 11 on June 10, 2004. In addition, the company is assigning its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products, as well as certain customer contracts, and Nanocat is assuming certain QuikCAT liabilities. The total purchase price is $650,000, which will be paid with a note that is due in installments from February 2005 to June, 2005. The note is secured by the assets sold to Nanocat and they have made an initial $25,000 deposit against the first installment due under the note.

         The company previously announced the divestiture of our Internet accelerator Business ("iNet") outside of North America to its joint venture partner QuikCAT Australia Pty Ltd. ("QuikCAT Australia") and granted QuikCAT Australia an exclusive option to acquire the North America iNet business for $213,000 in cash. This option is deemed exercised with the closing of the definitive agreement with Nanocat.

         As part of this transaction, the company is assigning its intellectual property rights in the iNet business outside of North America and its 47.54% interest in QuikCAT Australia to QuikCAT Australia, for notes totaling $150,000 that are due from December 2004 thru June 2005. They have made payments of $100,000 under the notes.

         The company decided to divest the remaining holdings related to QuikCAT. The QuikCAT business was no longer core to our operations and the closing of license sales Was more difficult than was expected. This transaction will allow the company to focus on the development of our Rex Tokyo business.

         The transaction with Nanocat and QuikCAT Australia are expected to close during the second quarter of 2005 and are subject to the completion of due diligence. However, the process for closing the Nanocat transaction has taken longer than we initially anticipated and, on March 31, 2005, we issued a default notice under the purchase agreement to Nanocat. While Nanocat has confirmed its intention to complete the transaction, there can be no assurance that this transaction will close. The company has recorded assets held for sale of $773,582 as of December 31, 2004 related to these transactions.

NOTE 4.  RESTATEMENT OF 2002 CONSOLIDATED FINANCIAL STATEMENTS

         The company made a reclassification to the 2002 consolidated financial statements when production expenses of $21,728 for the year ended December 31, 2002, previously reported as a separate line in the consolidated statement of operations under "expenses" were reclassified to be included in "cost of sales".

NOTE 5.  ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

         Accounts receivable was $6,431,663 and $1,266,335 as of December 31, 2004 and 2003, respectively. The company had the following customers with sales in excess of 10% for the years ended December 31, 2004 and 2003, respectively:

                                    2004               2003
                                    ----               ----
         Dainam Co Ltd              51.3%               0.0%
         Cyberbred Co Ltd            (1)               44.3%
         Quest Co Ltd                0.0%              27.3%
         ADPlannet Co Ltd            0.0%              19.2%
         _________
         (1) Less than 10% in the year ended December 31, 2004.

         Dainam is a Rex Tokyo customer. Cyberbred is a Fan Club customer. ADPlannet was a Fan Club customer. Quest was an iAccele customer and this business was sold on December 29, 2003. There were no other customers in excess of 10% in the respective periods.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 6.  PREPAID EXPENSES

         Prepaid expenses were $771,036 and $438,142 as of December 31, 2004 and 2003, respectively. Such costs as of December 31, 2004 consisted of prepaid insurance costs incurred by the company, production cost advances incurred by Rex Tokyo and prepaid Fan Club expenses related to future revenue. Such costs as of December 31, 2003 consisted of costs incurred by Fan Club for revenue that was deferred as of December 31, 2003.

NOTE 7.  OTHER CURRENT ASSETS

         Other current assets were $136,102 and $296,163 as of December 31, 2004 and 2003, respectively. Such assets as of December 31, 2004 included marketable securities and other assets held by Rex Tokyo. Such assets as of December 31, 2003 consisted of a receivable from GM2 of $279,356 related to the sale of iAccele on December 29, 2003. This cash was received on January 16, 2004.

NOTE 8.  INTANGIBLE ASSETS

         Intangible assets of $1,271,935 and $1,104,685 as of December 31, 2004 and 2003, respectively, consisted of the following:

                                           2004          2003     Estimated Life
                                          ------        ------    --------------
Licensing fee ......................   $ 1,551,891   $   933,708     2-5 years
Other intangible ...................       188,116       188,117       5 years
                                       -----------   -----------
                                         1,740,007     1,121,825
Less: accumulated amortization .....      (468,072)     (107,140)
                                       -----------   -----------
         Intangible Assets, net ....   $ 1,271,935   $ 1,104,685
                                       ===========   ===========

         Total amortization expense for the years ended December 31, 2004 amounted to $141,760. The license fee amortization was $307,971 and the amortization of other intangibles was $33,040 for the year ended December 31, 2004.

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

NOTE 9.  EQUIPMENT

         Equipment was $273,245 and $812 as of December 31, 2004 and December 31, 2003, respectively, net of accumulated depreciation of $273,245 and $0. The equipment consisted of leasehold improvements, capitalized software licenses, vehicles and equipment. Total depreciation expenses were $143,969 and $0 for the year ended December 31, 2004 and 2003, respectively.

NOTE 10. RETIREMENT BENEFITS

         Retirement benefits was $39,932 ad $0 as of December 31, 2004 and 2003, respectively.

         This liability relates to a Rex Tokyo defined contribution retirement plan for its full time employees. Benefits accrue after three years of service and are based on the annual salary times a table rate. Payments begin at retirement except for resignations, where the net vested amount is paid within thirty days. Rex Tokyo expensed $16,622 during the period March 18, 2004 through December 31, 2004.

NOTE 11. DEBT - AFFILIATED PARTY

         Debt - affiliated party was $727,429 and $0 as of December 31, 2004 and December 31, 2003, respectively.

         On June 30, 2004, Rex Tokyo entered into a 100,000,000 Yen, or $923,275 at current exchange rates, working capital loan with Nihon Shinko Bank Co for use as operating capital. The loan requires twenty three monthly payments of 4,167,000 Yen or approximately $37,500 at the current exchange rate plus interest starting July 29, 2004, with a final payment of 4,159,000 Yen, or $37,500 at the current exchange rate plus interest due on June 29, 2006. The loan accrues interest at 9.75% based on the Japanese Yen TIBOR rate, which is adjustable quarterly. The loan is cosigned by the CEO of Rex Tokyo and has certain covenants, including interest coverage, minimum assets and minimum equity. Certain activities are prohibited without consent, including distribution of profits to stockholders, entry into new businesses and leases in excess of certain targets. The loan is not secured.

         Inter Asset Japan and Terra Firma, significant shareholders in the company, collectively own approximately 14.5% of Nihon Shinko Bank Co. However, IAJ does not control Nihon Shinko Bank Co and the transaction and terms were established on an arms-length basis.

         On January 18, 2005, Rex Tokyo refinanced a 100,000,000 Yen working capital loan with Nihon Shinko Bank Co by entering into a 100,000,000 Yen Loan, or $978,761 at current exchange rates, with Mizuho Bank Co Ltd, an unrelated Japanese bank. The Nihon Shinko loan was used to expand the Rex Tokyo business.

NOTE 12. RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN AND CERTAIN RELATIONSHIPS

RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN

         As of December 31, 2004, Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma"), Inter Asset Japan Co. Ltd. ("IAJ"), Alan Margerison and Hiroki Isobe collectively hold approximately 83.1% of the company's common stock. Such entities stated in a
Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. . Mr. Alan Margerison, the company's Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, control each of our Controlling Stockholders.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of December 31, 2004, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

Inter Asset Japan LBO No. 1 Fund owns:

                                  IA Global, Inc.......................33.6%

PBAA Fund Ltd. owns:

                                  IA Global, Inc.......................30.4%

Terra Firma Fund Ltd. owns:

                                  IA Global, Inc.......................13.9%

                                  Nihon Shinko Bank Co..................6.0%

Inter Asset Japan Co., Ltd. owns:

                                  IA Global, Inc........................4.2%

                                  Nihon Shinko Bank Co..................8.5%

IA Global, Inc. owns:

                                  Fan Club Entertainment Co., Ltd......67.0%

                                  Rex Tokyo Co. Ltd....................60.5%

                                  IA Global Acquisition Co.............95.0%

Mr. Kazunari Ito (Chairman of Fan Club Entertainment Co. Ltd., Cyberbred Co. Ltd, and Cyberholdings Co. Ltd)

                                  Cyber Holdings Co. Ltd..............100.0%

                                  Cyberbred Co. Ltd....................69.0%

Cyber Holdings Co. Ltd. owns:

                                  Fan Club Entertainment Co. Ltd.......33.0%

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

ACQUISITION OF IACCELE CO LTD

         On February 10, 2003, the company acquired a 76.9% equity interest in iAccele Co., Ltd., a privately held Japanese corporation engaged in the business of providing an Internet data transmission acceleration service that targets narrowband users, as well as broadband users, for 100,000,000 Japanese Yen, or approximately $830,000 based on the Japanese Yen/US dollar exchange rate on that date.

         On December 29, 2003, the company executed a share purchase agreement to sell its 76.9% interest in iAccele Co. Ltd. ("iAccele"), for approximately $280,000 to GM2 Co. Ltd., a private Japanese corporation ("GM2"). In connection with the sale, the company agreed to cancel approximately $300,000 of inter-company debt owed by iAccele. The company received the funds from GM2 on January 16, 2004.

         Inter Asset Japan Co. Ltd. ("IAJ"), the company's majority shareholder, holds a warrant to purchase a 25% equity interest in GM2 and has loaned GM2 approximately $500,000. However, IAJ does not control GM2. The transaction price and terms were established on an arms-length basis and this was the only offer the company received for iAccele.

         The company acquired iAccele with the intent to become a wholesale distributor of an Internet acceleration product. However, in the fourth quarter of 2003, based on analysis of the market and 2003 operating losses since acquisition of $1,472,000, the company determined that it would prefer to be a developer and licensor of the core Internet acceleration technology, rather than a wholesale distributor of such products. Therefore, the company sold its interest in iAccele, and IA Global has instead been developing its own proprietary Internet accelerator product in conjunction with QuikCAT.com, Inc. ("QuikCAT"), an Ohio based private company that was the core technology provider to iAccele. The company has licensed the core technology from QuikCAT and has also developed a user interface for this Internet acceleration product, which the company believes will enhance the commercial reception of the product.

$2.0 M FINANCING

         On June 30, 2003, the company agreed to sell to PBAA, 13,333,333 shares of its common stock at an average price of $0.15 per share, for a total of $2.0 million, representing an approximate 25% discount to the trailing five-day average closing price of the company's common stock ending June 15, 2003, the date PBAA Fund made its investment commitment. The company recorded a deemed dividend of $693,333 in connection with this transaction.

ACQUISITION OF FAN CLUB ENTERTAINMENT CO LTD

         On August 5, 2003, the company executed a Share Purchase Agreement to acquire from Cyber Holdings Co., Ltd. ("Cyber Holdings") a 67% equity interest in Fan Club Co Ltd ("Fan Club"), a privately-held Japanese company. Fan Club provides advertising, merchandising, publishing, website and data management services to Cyberbred Co., Ltd., ("Cyberbred"). The purchase price for the equity interest in Fan Club is 134,000,000 Yen, or $1,112,960 based on the Japanese Yen/US dollar exchange rate on August 5, 2003, as well as 350,000 shares of company's common stock issued at $.472 per share, which is the average closing price for the five days prior to closing.

         The terms of the Share Purchase Agreement require Cyber Holdings to transfer the rights under the Marvel agreement (described below) to the company within five months or make its best efforts to fully cooperate in any commercially reasonable arrangement designed to provide the benefit of the Marvel agreement to Fan Club. At this time, this transfer has not taken place. The company used its working capital to fund the cash portion of the purchase price.

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

         There was no prior material relationship between the company and any of our affiliates and Fan Club. However, an affiliate of IAJ LBO Fund, which is our largest stockholder, owned an approximate 27% equity interest in Cyberbred. This interest was sold to Mr. Ito on September 29, 2003.

         The company is not a party to the agreement between Cyberbred and Marvel. However, this contract is material since the company would be materially adversely affected by a termination of the relationship between Cyberbred and Marvel. The company cannot make any assurances about the relationship between Cyberbred and Marvel.

         The results of operations of Fan Club are included in the Consolidated Statements of Operations for the period August 5, 2003 to December 31, 2004.

         Fan Club re-positioned its business during the 3rd quarter of 2004 by establishing a creative design studio focusing on web and traditional print media delivery, including the Marvel characters. This new design studio compliments Fan Club's existing business providing services to the official fan club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc.

         On July 30, 2004 and August 1, 2004 Fan Club, signed two license agreements with Total Insurance Management for use in building Internet platforms, including content. The license costs of $540,930 were capitalized and are being amortized over the two year life of the agreements.

$500,000 FINANCING

         On November 11, 2003, the company agreed to sell to IAJ, 1,666,666 shares of its common stock at an average price of $0.30 per share, for a total of $500,000, representing an approximate 17% discount to the trailing five-day average closing price of the common stock ending November 6, 2003, the date IAJ made its investment commitment. The company recorded a deemed dividend of $106,667 in connection with this transaction.

$400,000 FINANCING

         On December 29, 2003, the company agreed to sell to PBAA Fund Ltd., a related party, 1,333,333 shares of its common stock at an average price of $0.30 per share, for a total of $400,000, representing no discount to the trailing five-day average closing price of the company's common stock ending December 29, 2003, the date PBAA Fund Ltd made its investment commitment. The funds were received January 16, 2004.

$1,500,000 CONVERTIBLE NOTE

         On March 21, 2004, PBAA, an affiliate of the company's majority shareholder, invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company issued a $1.5 million convertible note, convertible into 5 million shares of our common stock by July 31, 2004, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock ending March 5, 2004, the date PBAA committed to make the investment. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EITF 98-5 or EITF 00-27.

         On June 18, 2004, the company announced that it had reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of its common stock in accordance with the terms of the Note.

$1,130,000 FINANCING

         On November 10, 2004, the company announced that PBAA, Inter Asset Japan and Mr. Isobe have collectively invested an additional $1,130,000 into the company in a private placement. PBAA and Inter Asset Japan are existing shareholders of the company and, together with their affiliates, are the majority shareholders in the company. Mr. Isobe is affiliated with each of PBAA and Inter Asset Japan and is a business partner with Alan Margerison, IA Global's CEO. The company will use the proceeds from this financing to accelerate the development of the Rex Tokyo business and for general corporate purposes. This financing will also increase stockholders' equity which is required in order for the company to maintain its AMEX listing.

         Under the financing terms, 4,448,820 shares of common stock were issued at a price per share of $0.254, which was the fair-market value of the trailing five-day average closing price ending November 8, 2004, the date the investors committed to make the investment.

RUCK TOKYCO CO LTD DISTRIBUTION AGREEMENT WITH HIROYUKI EJIMA

         Rex Tokyo agreed in approximately 1998 to pay monthly 5,000,000 Yen or approximately $47,000 at current exchange rates to a majority-owned company of the CEO of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2004 sales of approximately $2,800,000 at current exchange rates.

NOTE 13. EQUITY TRANSACTIONS

         During the year ended December 31, 2004, the following stockholder equity events occurred:

         In connection with the company's initial public offering, 167,843 units were issued to the underwriter with each unit consisting of one share of common stock and a warrant to purchase one share of common stock with an exercise price of $9.00 per share. The warrants expired in May 2004.

         On March 18, 2004, the company purchased 150 Rex Tokyo Co Ltd shares from Mr. Ejima, the CEO of Rex Tokyo, as part of the acquisition of Rex Tokyo, for 462,000 shares of IA Global common stock issued at $.30 per share, which is the average closing price for the five days prior to closing.

         On March 21, 2004, PBAA, an affiliate of the company's majority shareholder, invested an additional $1.5 million into the company in a private placement. Under the financing terms, the company issued a $1.5 million convertible note, convertible into approximately 5 million shares of company common stock by July 31, 2004, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of the company's common stock ending March 5, 2004, the date PBAA committed to make the investment.

         On April 12, 2004, 1,678,433 warrants traded on the American Stock Exchange under the ticker symbol IAO.WS were not exercised and became void. Each warrant was exercisable to purchase one common share of IA Global Inc. at a price of $3.50 per share.

         On June 17, 2004, a former officer and director of the company exercised options totaling 500,000 shares for $40,000. PBAA, a related party, acquired 400,000 common shares from this former officer and director for $32,000 on December 31, 2004 in a private transaction.

         On June 18, 2004, the company announced that it reached agreement with PBAA to convert the $1,500,000 Note, plus accrued interest of approximately $20,000, into 5,065,037 shares of the company's common stock in accordance with the terms of the Note.

         The company's stockholders approved an amendment to the company's certificate of incorporation to increase the number of shares of common stock which shall be authorized to issue from 75,000,000 to 150,000,000 at the company's May 14, 2004 annual meeting of its stockholders.

         On July 8, 2004, the company issued 30,000 shares to Martin Stein for legal services. The shares were valued at the fair market price of $.45 per share or $13,500.

         On November 10, 2004, the company announced that PBAA, Inter Asset Japan and Mr. Isobe have collectively invested an additional $1,130,000 into the company in a private placement. PBAA and Inter Asset Japan are existing shareholders of the company and, together with their affiliates, are the majority shareholders in the company. Mr. Isobe is affiliated with each of PBAA and Inter Asset Japan and is a business partner with Alan Margerison, the company's CEO. The company will use the proceeds from this financing to accelerate the development of the Rex Tokyo business and for general corporate purposes. This financing will also increase the company's stockholders' equity which is required in order for the company to maintain its AMEX listing.

         Under the financing terms, the company agreed to issue 4,448,820 shares of its common stock at a price per share of $0.254, which was the fair-market value of the trailing five-day average closing price of the company's common stock ending November 8, 2004, the date the investors committed to make the investment.

NOTE 14. STOCK OPTION PLAN

         The company has two incentive stock option plans, which are authorized to issue up to 11,500,000 shares of common stock.

         On June 15, 2003, the company granted 4,975,000 stock options with an exercise price of $.20 per share. Four million five hundred thousand of the stock options were issued to the directors and officers of the company, and these options vest annually over three years. Two million of these options expired on April 3, 2004 when three directors resigned from the board of directors. Four hundred and seventy-five thousand options are performance based stock options and none of the performance based stock options were earned. The remaining 2,500,000 stock options issued to the officers and directors expire on June 15, 2013.

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

         On June 17, 2004, a former officer and director of the company exercised options totaling 500,000 shares for $40,000. PBAA, a related party, acquired 400,000 common shares from this former officer and director for $32,000 on December 31, 2004 in a private transaction.

         On November 19, 2004, the company granted 100,000 stock options to an executive of the company at an exercise price of $.24 per share. These options vest quarterly over three years and expire on November 19, 2014.

         On December 13, 2004, the company granted 650,000 stock options to employees of Rex Tokyo at an exercise price of $.26 per share. These options vest quarterly over three years and expire on December 13, 2014. The CEO of Rex Tokyo received 100,000 of the stock option grants.

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

         Stock option activity for the year ended December 31, 2004, 2003 and 2002 is summarized as follows:

Employee Stock Option Plan:
                                                         Weighted Average
                                              Shares      Exercise Price
                                            ----------   ----------------
         Outstanding at December 31, 2001    1,010,000        $ 7.18
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........   (1,010,000)        (7.18)
                                            ----------        ------
         Outstanding at December 31, 2002            -             -
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........            -             -
                                            ----------        ------
         Outstanding at December 31, 2003            -             -
            Granted .....................   11,075,000           .22
            Exercised ...................     (500,000)         (.08)
            Expired or cancelled ........   (2,875,000)         (.21)
                                            ----------        ------
         Outstanding at December 31, 2004    7,700,000        $  .23
                                            ==========        ======

Non - Employee Stock Option Plan:
                                                         Weighted Average
                                              Shares      Exercise Price
                                            ----------   ----------------
         Outstanding at December 31, 2001    2,550,000        $ 5.70
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........            -             -
                                            ----------        ------
         Outstanding at December 31, 2002    2,550,000          5.70
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........            -             -
                                            ----------        ------
         Outstanding at December 31, 2003    2,550,000          5.70
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........     (728,500)        (6.63)
                                            ----------        ------
         Outstanding at December 31, 2004    1,821,500        $ 5.33
                                            ==========        ======

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2004, 2003 and 2002:

                                                            Weighted    Weighted
                                                            Average     Average
                                                            Exercise      Fair
                                                Shares       Price       Value
                                              ----------    --------    --------
Year ended December 31, 2002:
   Exercise price exceeds market price ....            -      $  -        $  -
   Exercise price equals market price .....            -         -           -
   Exercise price is less that market price            -         -           -

Year ended December 31, 2003:
   Exercise price exceeds market price ....            -      $  -        $  -
   Exercise price equals market price .....            -         -           -
   Exercise price is less that market price            -         -           -

Year ended December 31, 2004:
   Exercise price exceeds market price ....            -      $  -        $  -
   Exercise price equals market price .....   11,075,000       .22         .22
   Exercise price is less that market price            -         -           -

The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

                                         Outstanding and exercisable
                             ---------------------------------------------------
                                            Weighted-
                                             Average     Weighted
                                            Remaining     Average
                                Number        Life in    Exercise      Number
                             Outstanding      Years        Price     Exercisable
                             -----------    ---------    --------    -----------
Range of exercise prices:
$0.00 to $1.00 ..........     7,700,000        8.96        $.23       1,991,666
$1.00 to $4.00 ..........       525,000         .91        2.71         525,000
$4.01 to $6.00 ..........     1,106,500         .52        5.94       1,106,500
$6.01 to $9.00 ..........       190,000         .51        9.00         190,000

         As discussed in Note 2, for disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions outlined in Note 2.

         If the company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the company's pro-forma net loss and loss per share for the years ended December 31, 2004, 2003 and 2002, would have been approximately, ($1,664,975) and ($.02), ($3,351,971) and ($.06), and ($1,492,707) and $(.04), respectively.

         The non-employee stock options outstanding are fully vested. The compensation expense attributed to the issuance of these stock options was amortized over twenty four months. the term of service arrangement. These stock options are exercisable for five years from the grant date.

         The employee stock options vest quarterly or annually terms over a term of three years and are exercisable for ten years from the grant date.

NOTE 15. THIRD PARTY LICENSES AND AGREEMENTS

         The company relies on certain agreements and technologies licensed from third parties to operate company business.

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

NOTE 16. COMMITMENTS AND CONTINGENCIES

         As previously disclosed, on September 26, 2003, Andzej Krakowski, a former employee of foreignTV.com, Inc., filed a civil action seeking damages and injunctive relief for (i) statutory damages, costs and attorney fees resulting from our alleged willful copyright infringement, (ii) monetary damages in the amount of $436,477 for alleged breach of an employment agreement with foreignTV.com, (iii) the issuance of 180,000 shares of common stock in IA Global, (iv) monetary damages for alleged fraud, (v) monetary damages of at least $1,200,000, and (vi) punitive damages, costs and attorney fees. On January 10, 2004, the United States District Court for the Southern District of New York dismissed without prejudice the complaint filed by Andzej Krakowski. On February 9, 2004, Mr. Krakowski filed for arbitration with the American Arbitration Association in East Providence, Rhode Island. On March 23, 2004 the company received a dismissal of the Krakowski arbitration from the American Arbitration Association.

         As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the company, IAJ and David Badner, a major stockholder and former consultant to the company, Mr. Badner has agreed to indemnify and hold the company harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, the company was notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner intends to contest his indemnification obligation.

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

         On January 7, 2005, the company received notice from the American Arbitration Association in New York City that Mr. Badner had amended his arbitration claim against the company and our major shareholder, Inter Asset Japan Co Ltd. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the Agreement and Assignment dated September 25, 2002 were not delivered as per the terms of the Agreement and Assignment, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from fraud and misrepresentation. Mr. Badner is seeking damages of $2,500,000 million plus interest related to the breach of the Agreement, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, the company filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim filed on January 7, 2005. The company is seeking an award of actual damages in the sum according to proof, plus interest, costs and attorneys' fees, on our counterclaims against David Badner.

         The company appropriately responded to Mr. Badner's allegations by way of our answer and counterclaims and the company intends to vigorously defend against his claims. There is no guarantee that the company has insurance to cover these claims or that the company will be successful in defending these claims.

         On November 10, 2004, the company filed a lawsuit with the Superior Court of the State of California in the County of San Mateo against several unidentified defendants. The complaint alleges that such defendants have posted a variety of false, misleading, and defamatory messages against the company on an Internet message board and seeks a preliminary and permanent injunction enjoining such defendants from continuing to engage in such acts, as well as, compensatory and punitive monetary damages. There is no guarantee that the company will be successful in this legal action.

         The company believes there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

         Rex Tokyo agreed in approximately 1998 to pay monthly 5,000,000 Yen or approximately $47,000 at current exchange rates to a majority-owned Company of the CEO of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2004 sales of approximately $2,800,000 at current exchange rates.

         On February 3, 2003, the company entered into an employment agreement with Alan Margerison to serve, for a term of three years, as President and Chief Executive Officer at an annual base salary of $60,000 and eligibility to receive compensation, including options, at the discretion of the company's compensation committee. Mr. Margerison currently works full time on company matters. This employment agreement also contains provisions for confidentiality for the term of each agreement and thereafter. This employment agreement also provides for a severance payment in the amount of 25% of Mr. Margerison's annual base salary in the event that he is terminated by the company without cause.

         On January 12, 2004, the company entered into an employment agreement with Mark Scott to serve, for a term of two years, as Chief Financial Officer at an annual rate of $150,000 Mr. Scott is eligible to receive compensation, including options, bonuses and benefits, at the discretion of the company's compensation committee. Mr. Scott works full time for the company. This employment agreement also contains provisions for confidentiality for the term of the agreement and thereafter. The employment agreement also provides for a severance payment in the amount of 20% of the executive's annual base salary in the event that the employee is terminated by the company without cause.

         On November 19, 2004, the company amended its employment agreement with Mark Scott to serve, for a term of two years, as Chief Financial Officer at an annual rate of $165,000. Mr. Scott is eligible to receive compensation, including options, bonuses up to $40,000 and benefits, at the discretion of our compensation committee. Mr. Scott works full time for the company. This employment agreement also contain provisions for confidentiality for the term of the agreement and thereafter. The employment agreement also provides for a severance payment in the amount of 33% of the executive's annual base salary in the event that the employee is terminated by the company without cause.

         On December 31, 2004, the company invested 50,000,000 Yen or approximately $488,000 in Rex Tokyo. Under the terms of the Subscription Agreement, the company agreed to purchase 500 Series A Preference Shares of Rex Tokyo for the sum of 200,000 Yen per Preference Share, payable in two equal installments. The initial 50,000,000 Yen was paid by December 31, 2004 and the balance is to be paid by December 31, 2005. The funds will be used to expand the Rex Tokyo business.

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The company operates primarily as a holding company and is organized by subsidiary. Each subsidiary reports to the President who has been designated as the Chief Operating Decision Maker ("CODM") as defined by SFAS 131 "Disclosures About Segments of an Enterprise and Related Information". The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

         The following subsidiaries are the only reportable segments under the Criteria of SFAS 131 (i) IA Global, Inc., the parent company, which operates as a holding company (ii) Rex Tokyo Co Ltd, a supplier and re-fitter of equipment for the Pachinko and gaming industry in Japan.,(iii) Fan Club Entertainment Co Ltd, a Japanese company which operates as a creative design studio focusing on web and traditional print media delivery, including the Marvel characters. This design studio compliments Fan Club's existing business providing services to the official fan club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc. (iv) iAccele Co Ltd, a Japanese company engaged in the business of providing Internet data transmission acceleration service. iAccele was sold on December 29, 2003 and (v) IA Global Acquisition Co, which on February 9, 2005, the company announced a definitive agreement to divest our remaining holdings related to QuikCAT Technologies to Nanocat Technologies PTE Limited, a Singapore corporation. In accordance with SFAS 144, the company accounted for the 2004 loss of $501,000 since the June 10, 2004 acquisition as discontinued operations in our consolidated statement of operations.

         The following table presents revenues, operating income (loss) and total assets by subsidiary for the years ended December 31, 2004 and 2003:

(dollars in thousands)
                                                              Fan Club
                                IA Global,     Rex Tokyo     Entertain.     iAccele                     Discontinued
Company                          Inc. (1)      Co Ltd (1)      Co Ltd        Co Ltd         Total        Operations      Total
---------------------------     ----------     ----------    ----------     --------       --------     ------------    --------
Year Ended:
  December 31, 2004
  Revenue .................      $      -       $ 27,987      $  3,563      $      -       $ 31,550       $      -      $ 31,550

  Operating income (loss) .        (1,097)           412            23             -           (662)             -          (662)

  Total assets ............           590         11,678         2,171             -         14,439            774        15,213

  December 31, 2003
  Revenue .................      $      -       $      -      $    744      $    401       $  1,145       $      -      $  1,145

  Operating loss ..........          (959)             -            64        (1,472)        (2,367)             -        (2,367)

  Total assets ............         1,144              -         2,794           279          4,217              -         4,217
_________

(1) The Rex Tokyo Co Ltd operating income for the year ending December 31, 2004 is net of $249,000 of management service expenses paid to IA Global, $147,000 of merger and acquisition expenses and $96,000 related to a writedown of a fixed asset.


(dollars in thousands)

                                                                                         Discontinued
Geographic Region                  U.S.          Japan        Australia      Total        Operations       Total
---------------------------      --------       --------      ---------     --------     ------------     --------
Quarter Ended:
  December 31, 2004
  Revenue .................      $      -       $ 31,550      $      -      $ 31,550       $      -       $ 31,550

  Operating income (loss) .        (1,097)           435             -          (662)             -           (662)

  Total assets ............           440         13,849           150        14,439            774         15,213

  December 31, 2003
  Revenue .................      $      -       $  1,145      $      -      $  1,145       $      -       $  1,145

  Operating loss ..........          (959)        (1,408)            -        (2,367)             -         (2,367)

  Total assets ............         1,069          3,073            75         4,217              -          4,217

         The following reconciles operating loss to net loss:

(dollars in thousands)
                                                               Year Ended
                                                              December 31,
                                                         ----------------------
                                                           2004           2003
                                                         ----------------------

Operating loss ...................................       $  (662)       $(2,367)

Other income (expense) ...........................           231            256
                                                         -------        -------

Loss  from continuing operations
  before minority interests and income taxes .....          (431)        (2,111)

Minority interests ...............................           103             22
                                                         -------        -------

Loss from continuing operations
  before income taxes ............................          (534)        (2,133)

Income taxes .....................................          (408)           (15)
                                                         -------        -------

Net loss from continuing operations ..............          (942)        (2,148)

Loss from discontinued operations ................          (501)             -
                                                         -------        -------

Net loss .........................................       $(1,443)       $(2,148)
                                                         =======        =======

NOTE 18. SUBSEQUENT EVENTS

         On January 18, 2005, Rex Tokyo refinanced a 100,000,000 Yen working capital loan with Nihon Shinko Bank Co by entering into a 100,000,000 Yen loan, or $978,761 at current exchange rates, with Mizuho Bank Co Ltd, an unrelated Japanese bank. The Nihon Shinko loan was used to expand the Rex Tokyo business.

         The loan requires thirteen quarterly payments of 7,692,000 Yen or approximately $75,286 at the current exchange rate plus interest starting March 31, 2005, with a final payment of 7,696,000 Yen, or $75,325 at the current exchange rate plus interest due on March 31, 2008. The loan accrues interest at 3.2% and is guaranteed by the CEO of Rex Tokyo Co Ltd. There are no covenants or security requirements related to the loan.

         On February 9, 2005, the company announced a definitive agreement to divest its remaining holdings related to QuikCAT Technologies ("QuikCAT") to Nanocat Technologies PTE Limited ("Nanocat"), a Singapore corporation. Nanocat is affiliated with QuikCAT Australia Pty Ltd. ("QuikCAT Australia"), our joint venture partner for the QuikCAT business. QuikCAT is focused on the development of multi-media compression technologies for use in video, picture and audio products for license sales to third party vendors.

         As part of this transaction, the company is selling the remaining rights and assets of QuikCAT which were acquired out of Chapter 11 on June 10, 2004. In addition, the company is assigning its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products, as well as certain customer contracts, and Nanocat is assuming certain QuikCAT liabilities. The total purchase price is $650,000, which will be paid with a note that is due in installments from February 2005 to June, 2005. The note is secured by the assets sold to Nanocat and they have Made an initial $25,000 deposit against the first installment due under the note.

         The company previously announced the divestiture of its the Internet accelerator business ("iNet") outside of North America to its joint venture partner QuikCAT Australia Pty Ltd. ("QuikCAT Australia") and granted QuikCAT Australia an exclusive option to acquire the North America iNet business for $213,000 in cash. This option is deemed exercised with the closing of the definitive agreement with Nanocat.

         The transaction with Nanocat and the option with QuikCAT Australia are expected to close during the second quarter of 2005 and are subject to the completion of due diligence. The process for closing the Nanocat transaction has taken longer than we initially anticipated and, on March 31, 2005, we issued a default notice under the purchase agreement to Nanocat. At the same time, we issued a notice to QuikCAT Australia that we believe they have exercised their option to acquire the North America iNet business. While Nanocat has confirmed its intention to complete the transaction, there can be no assurance that the transactions above will close.

         On February 7, 2005, the company granted 30,000 stock options to employees of Rex Tokyo at an exercise price of $.29 per share. These options vest quarterly over three years and expire on February 7, 2015.

         On March 23, 2005, the company announced that it had received a dismissal of the Krakowski arbitration from the American Arbitration Association.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen, or approximately $940,000 at current exchange rates, working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         The loan requires thirty five monthly payments of 2,800,000 Yen, or approximately $26,000 at current exchange rates, plus interest starting April 25, 2005, with a final payment of 2,000,000 Yen, or approximately $19,000 at the current exchange rates plus interest, due on March 25, 2008. The loan accrues interest at 2.9% and is guaranteed by the CEO of Rex Tokyo Co Ltd. There are no covenants or security requirements related to the loan.

         On March 25, 2005, Rex Tokyo announced that it has formed a new wholly-owned subsidiary in Japan, Colloboration Co Ltd, to focus on business development opportunities for Rex Tokyo, including the design and building of "gaming machine islands" for pachinko slot machine stores. These "islands" are made up of rows of gaming machines, typically sitting back-to-back, with cabinets built around them. Instead of building cabinets on the store premises and installing machines one by one, these "islands" can be pre-built to client store specifications and delivered on the required day, saving onsite construction time for the store owners.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IA GLOBAL, INC.


Date: April 15, 2005                    By: /s/ Alan Margerison
                                            -------------------
                                            Alan Margerison
                                            President, Chief Executive Officer
                                            and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                              TITLE                          DATE
----------                              -----                          ----

/s/ Alan Margerison           President, Chief Executive          April 15, 2005
-----------------------       Officer and Director
Alan Margerison               (Principal Executive Officer)

/s/ Mark Scott                Director, Secretary and
-----------------------       Chief Financial Officer             April 15, 2005
Mark Scott                    (Principal Financial Officer and
                              Principal Accounting Officer)

/s/ Raymond Christinson       Director                            April 15, 2005
-----------------------
Raymond Christinson

/s/ Jun Kumamoto              Director                            April 15, 2005
-----------------------
Jun Kumamoto

/s/ Eric La Cara              Director                            April 15, 2005
-----------------------
Eric La Cara