Form 10-Q
period 2005-03-31
IA GLOBAL INC
filed 2005-05-13
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

                                 Yes [ ] No [X]

         As of May 6, 2005 there were issued and outstanding 82,400,181 shares of the Registrant's Common Stock.
________________________________________________________________________________

                                 IA GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.

     Item 1.   Financial Statements ...........................................3

               Consolidated Balance Sheet .....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................25

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....44

     Item 4.   Controls and Procedures .......................................44


PART II.

     Item 1.   Legal Proceedings .............................................44

     Item 2.   Changes in Securities and Use of Proceeds .....................45

     Item 3.   Defaults Upon Senior Securities ...............................45

     Item 4.   Submission of Matters to a Vote of Security Holders ...........45

     Item 5.   Other Information .............................................45

     Item 6.   Exhibits and Reports on Form 8-K ..............................46

Signatures ...................................................................47

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                                                            March 31,        December 31,
                                                                              2005               2004
                                                                          ------------       ------------
                                                                           (unaudited)         (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................      $  2,315,393       $  3,847,813
  Accounts receivable, net of allowance for doubtful accounts of
    $89,477 and $93,338, respectively ..............................         3,401,011          6,431,663
  Notes receivable .................................................           217,935            641,305
  Inventories ......................................................           650,386            164,046
  Prepaid expenses .................................................           211,955            771,036
  Consumption and deferred tax receivable ..........................            16,164            161,769
  Loan receivable from QuikCAT Australia Pty Ltd ...................            50,000            150,000
  Other current assets .............................................           416,017            136,102
  Assets held for sale .............................................           773,124            773,582
                                                                          ------------       ------------
    Total current assets ...........................................         8,051,985         13,077,316

EQUIPMENT, NET .....................................................           254,284            273,245

OTHER ASSETS
  Intangible assets, net ...........................................         1,100,327          1,271,935
  Deferred tax asset ...............................................           373,939            390,079
  Other assets .....................................................           991,051            200,641
                                                                          ------------       ------------

                                                                          $ 10,771,586       $ 15,213,216
                                                                          ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade .........................................      $  2,867,227       $  6,446,656
  Notes payable ....................................................           820,266          1,474,582
  Accrued liabilities ..............................................           579,806            529,198
  Consumption taxes received .......................................            69,977            260,648
  Income taxes payable- foreign ....................................            38,778            235,047
  Current portion of long term debt ................................           598,494            484,966
                                                                          ------------       ------------
    Total current liabilities ......................................         4,974,548          9,431,097
                                                                          ------------       ------------

LONG TERM  LIABILITIES:
  Long term debt ...................................................         1,189,585            242,463
  Retirement benefits ..............................................            36,297             39,932
                                                                          ------------       ------------
                                                                             1,225,882            282,395
                                                                          ------------       ------------

MINORITY INTERESTS .................................................         1,161,355          1,365,570
                                                                          ------------       ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    1,158 issued and outstanding (liquidation value $1,158,000) ....                12                 12
  Common stock, $.01 par value, 150,000,000 shares authorized,
    82,400,181 issued and outstanding, respectively ................           824,001            824,001
  Paid in capital ..................................................        28,785,839         28,785,839
  Accumulated deficit ..............................................       (26,135,213)       (25,590,820)
  Treasury stock ...................................................           (50,000)           (50,000)
  Other comprehensive income (loss) ................................           (14,838)           165,122
                                                                          ------------       ------------
    Total stockholder's equity .....................................         3,409,801          4,134,154
                                                                          ------------       ------------

                                                                          $ 10,771,586       $ 15,213,216
                                                                          ============       ============

                              See notes to consolidated financial statements.

                                                     3

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                                            Three Months Ended March 31,
                                                                          -------------------------------
                                                                              2005               2004
                                                                          ------------       ------------
                                                                           (unaudited)        (unaudited)
REVENUE ............................................................      $  5,968,879       $  2,030,746

COST OF SALES ......................................................         4,864,214          1,511,018
                                                                          ------------       ------------

GROSS PROFIT .......................................................         1,104,665            519,728
                                                                          ------------       ------------

EXPENSES:
  Selling, general and administrative expenses .....................         2,035,905            883,168
                                                                          ------------       ------------
    Total expenses .................................................         2,035,905            883,168
                                                                          ------------       ------------

OPERATING LOSS .....................................................          (931,240)          (363,440)
                                                                          ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income ..................................................             6,305              2,528
  Interest expense .................................................           (22,909)            (5,007)
  Other income .....................................................            30,659              2,648
  Foreign currency transaction adjustment ..........................            17,413              2,255
  Gain on equity investment in QuikCAT Australia Pty Ltd ...........                 -              1,956
                                                                          ------------       ------------
    Total other income (expense) ...................................            31,468              4,380
                                                                          ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTERESTS AND INCOME TAXES ..............................          (899,772)          (359,060)

MINORITY INTERESTS .................................................          (204,165)            34,364
                                                                          ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES .....................................................          (695,607)          (393,424)
                                                                          ------------       ------------

INCOME TAXES:
  Current ..........................................................          (191,982)            64,123
  Deferred .........................................................                 -             11,415
                                                                          ------------       ------------

NET LOSS FROM CONTINUING OPERATIONS ................................          (503,625)          (468,962)

Loss from discontinued operations (Note 3) .........................           (40,768)                 -
                                                                          ------------       ------------

NET LOSS ...........................................................      $   (544,393)      $   (468,962)
                                                                          ============       ============

Per share of Common-
  Basic net loss per share from continuing operations ..............      $      (0.01)      $      (0.01)
  Basic net loss per share from discontinued operations ............             (0.00)                 -
                                                                          ------------       ------------
  Total basic net loss per share ...................................      $      (0.01)      $      (0.01)
                                                                          ============       ============

  Diluted net loss per share from continuing operations ............      $      (0.01)      $      (0.01)
  Diluted net loss per share from discontinued operations ..........             (0.00)                 -
                                                                          ------------       ------------
  Total diluted net loss per share .................................      $      (0.01)      $      (0.01)
                                                                          ============       ============

  Weighted average shares of common stock outstanding ..............        82,400,181         71,965,401
  Weighted average shares of common stock and common
    equivalent shares outstanding ..................................        82,400,181         71,965,401

                              See notes to consolidated financial statements.

                                                     4

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                            Three Months Ended March 31,
                                                                               2005              2004
                                                                           -----------        -----------
                                                                           (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .........................................................       $  (544,393)       $  (468,962)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ..................................           164,433             66,271
    Equity gain from investment in QuikCAT Australia Pty Ltd .......                 -             (1,956)
    Loss from discontinued operations ..............................            40,768                  -
    Minority interests .............................................          (204,215)           443,844
    Accrued interest on notes/loans payable ........................                 -               (948)
    Accounts receivable ............................................         3,030,652            731,605
    Notes receivable - trade .......................................           423,370                  -
    Consumption and deferred tax receivable ........................           (45,066)            32,088
    Inventory ......................................................          (486,340)            60,426
    Prepaid expenses ...............................................           559,081            311,308
    Other current assets ...........................................                 -            467,040
    Deferred tax assets ............................................            16,140             (8,171)
    Other assets ...................................................                 -              2,009
    Accounts payable ...............................................        (3,579,429)           (50,144)
    Notes payable - trade ..........................................          (654,316)                 -
    Accrued liabilities ............................................            50,608           (115,562)
    Other liabilities-retirement benefits ..........................            (3,635)            23,899
    Income taxes payable - foreign .................................          (196,269)           159,862
    Deferred revenue ...............................................                 -           (463,119)
                                                                           -----------        -----------
Net cash provided by (used in) continuing operations ...............        (1,428,611)         1,189,490
Net cash used in discontinued operations ...........................           (40,310)                 -
                                                                           -----------        -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS ..........................        (1,468,921)         1,189,490
                                                                           -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in QuikCAT Australia Pty Ltd ..........................                 -            (50,000)
  Cash of Rex Tokyo Co Ltd immediately following acquisition .......                 -          1,934,839
  Purchase of Rex Tokyo Co Ltd .....................................                 -           (941,000)
  Purchases of capital expenditures ................................           (17,540)          (111,656)
  Proceeds from sale of QuikCAT Australia Pty Ltd ..................           100,000                  -
  Other current assets .............................................          (279,915)                 -
  Purchases of intangible assets ...................................            43,676                  -
  Other assets .....................................................          (790,410)            18,428
                                                                           -----------        -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................          (944,189)           850,611
                                                                           -----------        -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable .......................................         1,859,600                  -
  Proceeds from loan payable - related party .......................                 -          1,500,000
  Repayment of loan payable ........................................          (798,950)                 -
  Loan to Innovative Computing Group, Inc. .........................                 -           (100,000)
  Loan to QuikCAT Australia Pty Ltd. ...............................                 -            (25,000)
  Proceeds from issuance of common stock ...........................                 -            400,000
                                                                           -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................         1,060,650          1,775,000
                                                                           -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............        (1,352,460)         3,815,101

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................          (179,960)           (18,948)

CASH AND CASH EQUIVALENTS, beginning of the period .................         3,847,813            676,782
                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS, end of the period .......................       $ 2,315,393        $ 4,472,935
                                                                           ===========        ===========

Supplemental disclosures of cash flow information:
  Interest paid ....................................................       $    22,899        $         -
  Taxes paid .......................................................       $         -        $         -
Non-cash investing and financing activities:
  Common stock issued for Rex Tokyo Co Ltd .........................       $         -        $   138,600

                              See notes to consolidated financial statements.

                                                     5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION:

         The accompanying unaudited CONSOLIDATED financial statements of IA Global, Inc. and SUBSIDIARIES (the "company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10-Q.

         Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the period ended March 31, 2005 and 2004 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company fully consolidated the results of operations of the majority owned IA Global Acquisition Co. in the Consolidated Statements of Operations for the three months ending March 31, 2005 because the subsidiary incurred losses for this period and the company does not expect to recover these losses from the minority owner. In accordance with SFAS 144, the company accounted for the loss for the three months ended March 31, 2005 loss of $41,000 as discontinued operations in its consolidated statement of operations. Inter-company items and transactions have been eliminated in consolidation.

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

NOTES RECEIVABLE - The company's Japanese subsidiaries, on occasion, accept notes receivable in payment of accounts receivable with certain customers. These notes are usually of a short term nature, approximately three to six months in length. They do not bear interest and are paid by, and secured by, the customer's bank. Total notes receivable as of March 31, 2005 and December 31, 2004 were $217,935 and $641,305, respectively.

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

LONG - LIVED ASSETS - The company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The company has performed its impairment tests and determined there were no impaired long - lived assets as of March 31, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities and current portion of long term debt approximate fair value based on the short-term maturity of these instruments.

NOTES PAYABLE - The company's Japanese subsidiaries, on occasion, satisfy the payment of their accounts payable, through the issuance of notes payable with certain vendors. These notes are usually of a short term nature, approximately three to six months in length. They do not bear interest and are paid by the company's bank to the vendors upon presentation to the company's bank on the date of maturity. In the event of insufficient funds to repay these notes, the company's bank can proceed with bankruptcy proceedings in Japan. Total notes payable as of March 31, 2005 and December 31, 2004 were $820,266 and $1,474,582, respectively.

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

FAN CLUB REVENUE RECOGNITION - Fan Club has been refocused as a creative design studio focused on web and traditional print media, including providing services to the official Fan Club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc. Revenue was derived from the activities associated with Marvel and other services, primarily received from Cyberbred. These activities include the following:

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

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were no advertising costs incurred for the three months ended March 31, 2005 and 2004.

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

                                                     For the three months ended
                                                              March 31,
                                                     ---------------------------
                                                        2005             2004
                                                     ---------        ---------
Net loss available to common
    shareholders, as reported ................       $(544,393)       $(468,962)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...................         (80,342)         (29,719)
                                                     ---------        ---------

Pro-forma net loss available to common
    shareholders .............................       $(624,735)       $(498,681)
                                                     =========        =========

Earnings per share:
    Basic and diluted- as reported ...........       $   (0.01)       $   (0.01)
    Basic and diluted- pro-forma .............       $   (0.01)       $   (0.01)

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

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            For the Three Months Ended
                                                    March 31,
                                               -------------------
                                               2005          2004
                                               ----          ----
         Risk free interest rate ..........    3.75%         3.75%
         Expected life ....................  10 years      10 years
         Dividend rate ....................    0.00%         0.00%
         Expected volatility ..............     65%           65%

MANAGEMENT SERVICES AGREEMENT - The company and Rex Tokyo implemented a Management Services Agreement during September 2004 that will be automatically renewed for successive one year periods starting on October 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Rex Tokyo is required to pay the company approximately $164,000 in April 2005 and October 2005. As of April 30, 2005, Rex Tokyo owes approximately $82,000 for the three months ended March 31, 2005. The company is negotiating to obtain payment under the Management Services Agreement.

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

DIVIDEND POLICY - The company has never paid any cash dividends and intends, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities. Rex Tokyo was restricted from paying dividends to its stockholders under the terms of its loan with Nihon Shinko Bank Co Ltd. On January 18, 2005, Rex Tokyo refinanced the loan with Nihon Shinko Bank Co by entering into a with Mizuho Bank Co Ltd, an unrelated Japanese bank.

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

         SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after January 15, 2006 and the company will adopt the standard in the second quarter of fiscal 2006. The company has not determined the impact, if any, that this statement will have on the company's consolidated financial statements.

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

NOTE 3.  ACQUISITIONS AND DIVESTITURES

         The acquisition of Rex Tokyo Co. Ltd. ("Rex Tokyo") was a key component of the company's strategy to operate primarily as a holding company. The company intends to grow its Rex Tokyo business. Also, the company intends to further increase the number of majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the media, entertainment and technology areas.

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

         On March 25, 2005, Rex Tokyo announced that it has formed a new wholly-owned subsidiary in Japan, Collaboration Co Ltd, to focus on business development opportunities for Rex Tokyo, including the design and building of "gaming machine islands" for pachinko slot machine stores. These "islands" are made up of rows of gaming machines, typically sitting back-to-back, with cabinets built around them. Instead of building cabinets on the store premises and installing machines one by one, these "islands" can be pre-built to client store specifications and delivered on the required day, saving onsite construction time for the store owners.

         The pro-forma financial data for the acquisition for the quarter ended March 31, 2004 was as follows:
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
                                                 =========

         The company contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc., parent company of QuikCAT, of $101,629 to IA Global Acquisition Co. on June 30, 2004 in exchange for a 90.5% equity interest in IA Global Acquisition Co. The founding shareholder, the wife of the Chief Executive Officer of our 47.54% owned affiliate, QuikCAT Australia Pty Ltd. ("QuikCAT Australia"), acquired 9.5% of IA Global Acquisition Co. for $500 on June 30, 2004. The company increased its ownership percentage to 95% on October 8, 2004.

         The company fully consolidated the results of operations of the majority owned IA Global Acquisition Co. in the Consolidated Statements of Operations for the period June 10, 2004 to March 31, 2005 because the subsidiary incurred losses for this period and the company does not expect to recover these losses from the minority owner. In accordance with SFAS 144, the company accounted for the loss for the three months ended March 31, 2005 of $41,000 as discontinued operations in its consolidated statement of operations.

         On February 9, 2005, the company announced a definitive agreement to divest its remaining holdings related to QuikCAT to Nanocat Technologies PTE Limited ("Nanocat"), a Singapore corporation. Nanocat is affiliated with QuikCAT Australia.

         As part of this transaction, the company is selling the remaining rights and assets of QuikCAT which were acquired out of Chapter 11 on June 10, 2004. In addition, the company is assigning its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products, as well as certain customer contracts, and Nanocat is assuming certain QuikCAT related liabilities. The total purchase price is $650,000, which will be paid with a note that will be due in installments. The note will be secured by the assets sold to Nanocat and Nanocat has made an initial $25,000 deposit against the first installment due under the note.

         The company previously announced the divestiture of our Internet accelerator Business ("iNet") outside of North America to QuikCAT Australia and granted QuikCAT Australia an exclusive option to acquire the North America iNet business for $213,000 in cash. This option is deemed exercised with the closing of the definitive agreement with Nanocat.

         As part of this transaction, the company is assigning its intellectual property rights in the iNet business outside of North America and its 47.54% interest in QuikCAT Australia to QuikCAT Australia, for notes totaling $150,000 that are due from December 2004 thru June 2005. They have made payments of $100,000 under the notes.

         The company decided to divest its remaining holdings related to QuikCAT because the QuikCAT business was no longer core to our operations and the closing of license sales was more difficult than expected. This transaction will allow the company to focus on the development of our Rex Tokyo business.

         The transactions with Nanocat and QuikCAT Australia are expected to close during the second quarter of 2005 and are subject to the completion of due diligence. However, the process for closing the Nanocat transaction has taken longer than we initially anticipated and, on March 31, 2005, we issued a default notice under the purchase agreement to Nanocat. While Nanocat has confirmed its intention to complete the transaction, there can be no assurance that this transaction will close. The company has recorded assets held for sale of $773,124 as of March 31, 2005 related to these transactions.

NOTE 4.  ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

         Accounts receivable was $3,401,011 and $6,431,663 as of March 31, 2005 and December 31, 2004, respectively. The company had the following customers with sales in excess of 10% for the three months ended March 31, 2005 and 2004:

                                  March 31,        December 31,
                                    2005               2004
                                    ----               ----
         Dainam Co Ltd              59.1%              32.4%
         Cyberbred Co Ltd            (1)               33.4%
         _________
         (1) Less than 10% in the three months ended March 31, 2005.

         Dainam is a Rex Tokyo customer. Cyberbred is a Fan Club customer. There were no other customers in excess of 10% in the respective periods.

         The company anticipates that significant customer concentration will continue for the foreseeable future. The March 31, 2005 quarter typically is a seasonal low quarter for Rex Tokyo. This results in reduced sales and accounts receivable during the quarter.

NOTE 5.  INVENTORIES

         Inventories as of March 31, 2005 and December 31, 2004, respectively, consisted of the following:
                                            March 31,          December 31,
                                               2005                2004
                                            ---------          ------------
Raw materials ........................      $ 83,144             $ 67,941

Work in process ......................       567,241               96,106

Finished goods .......................             -                    -
                                            --------             --------

Total inventories ....................       650,386              164,046

Reserve for obsolete inventories .....             -                    -
                                            --------             --------

Net inventories ......................      $650,386             $164,046
                                            ========             ========

NOTE 6.  PREPAID COSTS

         Prepaid expenses were $211,955 and $771,036 as of March 31, 2005 and December 31, 2004, respectively. Such costs as of March 31, 2005 consisted of prepaid insurance and other costs incurred by the company and prepaid Fan Club expenses related to future revenue. Such costs as of December 31, 2004 consisted of prepaid insurance and other costs incurred by the company, production cost advances incurred by Rex Tokyo and prepaid Fan Club expenses related to future revenue.

NOTE 7.  OTHER CURRENT ASSETS

         Other current assets were $416,017 and $136,102 as of March 31, 2005 and December 31, 2004, respectively. Such assets as of March 31, 2005 included marketable securities, loans receivable from Kyushu Tesco used to fund the growth of the Timothy World business and other assets held by Rex Tokyo. Such assets as of December 31, 2004 included marketable securities and other assets held by Rex Tokyo.

NOTE 8.  EQUIPMENT

         Equipment was $254,284 and $273,245 as of March 31, 2005 and December 31, 2004, respectively, net of accumulated depreciation of $242,040 and $273,245. The equipment consisted of leasehold improvements, capitalized software licenses, vehicles and equipment. Total depreciation expense was $36,501 and $11,458 for the three months ended March 31, 2005 and 2004, respectively.

NOTE 9.  INTANGIBLE ASSETS

         Intangible assets as of March 31, 2005 and December 31, 2004, respectively, consisted of the following:

                                       March 31,    December 31,
                                          2005          2004      Estimated Life
                                         ------        ------     --------------
Licensing fee .....................   $ 1,508,215   $ 1,551,891      2-5 years
Other intangible ..................       188,116       188,116        5 years
                                      -----------   -----------
                                        1,696,331     1,740,007
Less: accumulated amortization ....      (596,004)     (468,072)
                                      -----------   -----------
         Intangible Assets, net ...   $ 1,100,327   $ 1,271,935
                                      ===========   ===========

         Total amortization expense for the three months ended March 31, 2005 amounted to $127,932. The license fee amortization was $119,672 and the amortization of other intangibles was $8,260 for the three months ended March 31, 2005.

         The fair value of the Fan Club intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with the Marvel Enterprises contract.

         Management's evaluation of the fair value allocated to the aforementioned Fan Club assets and liabilities acquired did not result in any excess values for goodwill being acquired.

NOTE 10. OTHER ASSETS

         Other assets were $991,051 and $200,641 as of March 31, 2005 and December 31, 2004, respectively. Such assets as of March 31, 2005 included loans receivable from Kyushu Tesco Co Ltd used to fund the growth of the Timothy World Co Ltd business and other deposits and loans held by Rex Tokyo. Such assets as of December 31, 2004 included other deposits and loans held by Rex Tokyo.

NOTE 11. DEBT AND DEBT - AFFILIATED PARTY

         Debt was $1,788,079 and $0 as of March 31, 2005 and December 31, 2004, respectively. Debt - affiliated party was $0 and $727,429 as of March 31, 2005 and December 31, 2004, respectively.

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

NOTE 12. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND CERTAIN RELATIONSHIPS

         As of March 31, 2005, Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma"), Inter Asset Japan Co. Ltd. ("IAJ"), Alan Margerison and Hiroki Isobe collectively hold approximately 83.1% of the company's common stock. Such entities stated in a
Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Alan Margerison, the company's Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, control each of our Controlling Stockholders.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of March 31, 2005, that are relevant for purposes of understanding the related party transactions that have taken place:

OWNERSHIP:

   Inter Asset Japan LBO No. 1 Fund owns:

                               IA Global, Inc..............................33.6%

   PBAA Fund Ltd. owns:

                               IA Global, Inc..............................30.4%

   Terra Firma Fund Ltd. owns:

                               IA Global, Inc..............................13.9%

                               Nihon Shinko Bank Co.........................6.0%

   Inter Asset Japan Co., Ltd. owns:

                               IA Global, Inc...............................4.2%

                               Nihon Shinko Bank Co.........................8.5%

   IA Global, Inc. owns:

                               Fan Club Entertainment Co., Ltd. ...........67.0%

                               Rex Tokyo Co. Ltd...........................60.5%

                               IA Global Acquisition Co....................95.0%

   Mr. Kazunari Ito (Chairman of Fan Club Entertainment Co. Ltd., Cyberbred Co. Ltd, and Cyberholdings Co. Ltd)

                               Cyber Holdings Co. Ltd (TK Partners, Inc.) 100.0%

                               Cyberbred Co. Ltd...........................69.0%

   Cyber Holdings Co. Ltd. owns:

                               Fan Club Entertainment Co. Ltd..............33.0%

ACQUISITION OF IACCELE CO LTD

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

REX TOKYO CO LTD DISTRIBUTION AGREEMENT WITH HIROYUKI EJIMA

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

NOTE 13. EQUITY TRANSACTIONS

         During the three months ended March 31, 2005, the following stockholder equity events occurred:

         On February 7, 2005, the company granted 30,000 stock options in total at an exercise price of $.29 per share to employees of Rex Tokyo. These options vest quarterly over three years and expire on February 7, 2015.

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

NOTE 15. COMMITMENTS AND CONTINGENCIES

         As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the company, IAJ and David Badner, a major stockholder and former consultant to the company, Mr. Badner had agreed to indemnify and hold the company harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, the company was notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner intends to contest his indemnification obligation.

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

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

         The following subsidiaries are the only reportable segments under the Criteria of SFAS 131 (i) IA Global, Inc., the parent company, which operates as a holding company (ii) Rex Tokyo Co Ltd, a supplier and re-fitter of equipment for the Pachinko and gaming industry in Japan.,(iii) Fan Club Entertainment Co Ltd, a Japanese company which operates as a creative design studio focusing on web and traditional print media delivery, including the Marvel characters. This design studio compliments Fan Club's existing business providing services to the official fan club in Japan for Marvel Entertainment Inc. and Marvel Characters Inc. and (iv) IA Global Acquisition Co, which on February 9, 2005, the company announced a definitive agreement to divest our remaining holdings related to QuikCAT Technologies to Nanocat Technologies PTE Limited, a Singapore corporation. In accordance with SFAS 144, the company accounted for the loss for the three months ended March 31, 2005 of $41,000 as discontinued operations in our consolidated statement of operations.

         The following table presents revenues, operating income (loss) and total assets by company for the three months ended March 31, 2005 and 2004:

(dollars in thousands)
                                                             Fan Club
                               IA Global,     Rex Tokyo     Entertain.                   Discontinued
Company                           Inc.         Co Ltd         Co Ltd         Total        Operations        Total
-------------------------      ----------     ---------     ----------     ---------     ------------     ---------
Three Months Ended:
  March 31, 2005
  Revenue ...............       $     -        $ 5,825       $   144       $  5,969          $  -         $  5,969

  Operating income (loss)          (302)          (323)         (306)          (931)            -             (931)

  Total assets ..........           231          8,449         1,319          9,999           773           10,772

  March 31, 2004
  Revenue ...............       $     -        $ 1,101       $   930       $  2,031          $  -         $  2,031

  Operating income (loss)          (516)           133            20           (363)            -             (363)

  Total assets ..........         1,897          7,127         1,765         10,789             -           10,789

                                                                           Discontinued
Geographic Region                 U.S.          Japan          Total        Operations        Total
-------------------------       --------       --------      ---------     ------------     ---------
Three Months Ended:
  March 31, 2005
  Revenue ...............       $     -        $ 5,969       $  5,969          $  -         $  5,969

  Operating income (loss)          (302)          (629)          (931)            -             (931)

  Total assets ..........           231          9,768          9,999           773           10,772

  March 31, 2004
  Revenue ...............       $     -        $ 2,031       $  2,031          $  -         $  2,031

  Operating income (loss)          (516)           153           (363)            -             (363)

  Total assets ..........         1,897          8,892         10,789             -           10,789


         The following reconciles operating loss to net loss before income taxes:
                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               2005        2004
                                                              ------      ------

Operating loss .........................................      $(931)      $(363)

Other income (expense) .................................         31           4
                                                              -----       -----

Loss  from continuing operations
  before minority interests and income taxes ...........       (900)       (359)

Minority interests .....................................       (205)         34
                                                              -----       -----

Loss from continuing operations
  before income taxes ..................................       (695)       (393)

Income taxes ...........................................       (192)         76
                                                              -----       -----

Net loss from continuing operations ....................       (503)       (469)

Loss from discontinued operations ......................        (41)          -
                                                              -----       -----

Net loss ...............................................      $(544)      $(469)
                                                              =====       =====

NOTE 17. SUBSEQUENT EVENTS

         The company signed a Share Exchange Agreement to acquire Global Hotline Co Ltd. ("GHI"), a privately held Japanese company, on April 20, 2005. The transaction is structured as a share exchange in which the company will issue 15,000,000 shares of its common stock in exchange for 100% of GHI's equity. At the time the Share Exchange Agreement was signed, the company's common stock had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the Share Exchange Agreement, or an aggregate value of $3,100,000.

         GHI was established September 7, 2004 as a call center operator and reseller of telephone and broadband lines in Japan. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider.

         GHI has two contracts with a significant Japanese telecommunications company. The first contract covers the period October 1, 2004 thru September 30, 2005 and requires GHI to sell subscriber lines based on agreed monthly targets. GHI expects to be paid 841,000,000 Yen or $7,900,000, at current exchange rates under this contract. The second contract covers the period March 16, 2005 through March 31, 2006 and requires GHI to sell subscriber lines based on agreed monthly targets. GHI expects to be paid 2,925,000,000 Yen or $27,300,000, at current exchange rates under this contract. Should the targets not be achieved on a quarterly basis, then GHI will be required to refund portions of the revenue to the customer. GHI has outsourced the call center operation for the first contract with similar penalties to protect the revenues and profits. GHI has a call center operation and is establishing a second call center operation to support the second contract.

         The company is acquiring its 100% ownership from Mr. Hideki Anan (67%), Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan, who will remain as CEO of GHI, is an experienced Japanese telecommunications executive. Mr. Isobe is the business partner of our CEO and is affiliated with our majority shareholders. In addition, Inter Asset Japan Co Ltd, a related party, has loaned GHI approximately $600,000, at current exchange rates, and guarantees the rent on the two GHI offices. This acquisition is expected to close on May 31, 2005 and is subject to the completion of due diligence. The company expects this acquisition to increase its stockholder's equity by $3,100,000 to above $6,000,000 and help the company maintain its AMEX listing.

         There is no guarantee the above transaction will close. Further, the company continues to work with AMEX to maintain its listing. There is no guarantee that the company will be successful in maintaining its AMEX listing.

         IA Global Inc. announced the sale of Fan Club Entertainment Co Ltd ("Fan Club") as of May 12, 2005 to TK Partners, Inc., formerly Cyber Holdings Co Ltd. As part of this transaction, the company is selling the 67% owned business for approximately $755,000 at current exchange rates plus 350,000 shares of IA Global common stock valued at $.16 per share. The total cash purchase price which will be paid with $189,000 at signing and a note that is due in monthly installments of approximately $71,000 from June 2005 thru January 2006. The note is unsecured and TK Partners has made an initial $189,000 payment. Fan Club reported revenues and a net loss of approximately $144,000 and $205,000, respectively, during the three months ended March 31, 2005. The company expects to breakeven or have a small loss on the sale of the business. The company has decided to divest the Fan Club business as it is no longer core to our operations and the closing of new license sales was more difficult than the company expected.

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

INTRODUCTION

         We have incurred net losses from continuing operations of $.9 million, $2.1 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. We had revenues of $31.6 million, $1.1 million and $.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related parties, and through the issuance of equity for services. We expect our net loss from operations to decrease in 2005, but to continue for the foreseeable future.

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

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Fan Club, IA Global Acquisition Co., to acquire businesses and to meet the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity by May 15, 2005 for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to risks associated with our AMEX listing, legal claims, mergers and acquisitions, a volatile share price and limited insurance. These risks and uncertainties are discussed in "Factors That May Effect Future Results."

         Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth from operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. During the three months ended March 31, 2005, 59.1% of Rex Tokyo's revenues resulted from sales to one Chain Store. Any slow down in this side of the industry could significantly impact Rex Tokyo's ability to perform at its current revenue levels. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plans by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         Rex Tokyo's business is dependent upon its ability to maintain tight control on its cash flows. In general, as the amount of work increases, the amount of cash flow required increases. If Rex Tokyo is not able to maintain sufficient cash flow to expand its business at the same pace as its clients are expanding, it may lead to clients moving their accounts to other service providers.

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

         We have expanded our operations by acquiring companies, primarily in Japan. We have been reliant on the company's majority shareholder in assisting us in raising financing to carry out these acquisitions. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo, Fan Club and IA Global Acquisition Co., to acquire businesses and to meet AMEX requirements of $6 million in stockholders' equity by May 15, 2005 for continued listing of our shares. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise.

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

(dollars in thousands)
                                                                       Three Months Ended March 31,
                                                            ---------------------------------------------------
                                                              2005          2004       $ Variance    % Variance
                                                            -------       -------      ----------    ----------
Revenue                                                     $ 5,969       $ 2,031       $ 3,938         193.9%

Cost of sales ........................................        4,864         1,511         3,353         221.9%
                                                            -------       -------       -------        -------

Gross profit .........................................        1,105           520           585         112.5%
                                                            -------       -------       -------        -------

Expenses:
Selling, general and
  administrative expenses ............................        2,036           883         1,153         130.6%
                                                            -------       -------       -------        -------
Total expenses .......................................        2,036           883         1,153         130.6%
                                                            -------       -------       -------        -------

Operating loss .......................................         (931)         (363)         (568)        156.5%
                                                            -------       -------       -------        -------

Other Income (Expense):
Interest income ......................................            6             3             3         100.0%
Interest expense .....................................          (23)           (5)          (18)        360.0%
Other Income .........................................           31             2            29        1450.0%
Foreign currency transaction adjustment ..............           17             2            15         750.0%
Gain on equity investment in QuikCAT Australia Pty Ltd            -             2            (2)          *
                                                            -------       -------       -------        -------
Total other income (expense) .........................           31             4            27         675.0%
                                                            -------       -------       -------        -------
Loss before minority interests and income taxes ......         (900)         (359)         (541)        150.7%
Minority interests ...................................         (205)           34          (239)       -702.9%
                                                            -------       -------       -------        -------
Loss before income taxes
  taxes ..............................................         (695)         (393)         (302)         76.8%
Income taxes:
Current ..............................................         (192)           64          (256)       -400.0%
Deferred .............................................            -            12           (12)          *
                                                            -------       -------       -------        -------
Loss from continuing operations ......................         (503)         (469)          (34)          7.2%
Loss from discontinued operations ....................          (41)            -           (41)          *
                                                            -------       -------       -------        -------
Net loss .............................................      $  (544)      $  (469)      $   (75)         16.0%
                                                            =======       =======       =======        =======
* Not meaningful.

THREE MONTHS ENDED MARCH 31, 2005 VS. THREE MONTHS ENDED MARCH 31, 2004

NET REVENUE

         Net revenue for the three months ended March 31, 2005 increased $3,938,000 to $5,969,000, as compared to the three months ended March 31 2004. Rex Tokyo recorded revenue of $5,825,000 and Fan Club recorded revenue of $144,000. In the prior year, Rex Tokyo, which was acquired March 18, 2004, recorded $1,101,000 and Fan Club recorded revenue of $930,000. The reduction in Fan Club revenues resulted from delays in closing new license sales.

COST OF SALES

         Cost of sales for the three months ended March 31, 2005 increased $3,353,000 to $4,864,000 as compared to the three months ended March 31, 2004. This increase was due to Rex Tokyo cost of sales of $4,523,000 consisting primarily of inventory purchases and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Fan Club cost of sales was $341,000 and this primarily related to outsourced website development for customers and amortization of the Marvel contract and other license agreements.

EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 2005 increased $1,153,000 to $2,036,000, as compared to the three months ended March 31, 2004. This was due to increased operating expenses of $1,625,000 related to Rex Tokyo and $109,000 related to Fan Club.

         For 2005 and 2004, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relation, legal and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition Fan Club on August 5, 2003 and Rex Tokyo on March 18, 2004.

OTHER INCOME/ EXPENSE

         Other income for the three months ended March 31, 2005 was $31,000 as compared to $4,000 for the three months ended March 31, 2004. The 2005 other income was primarily due to miscellaneous income of $31,000 from Rex Tokyo, offset by interest expense of $23,000 from Rex Tokyo.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $503,000 for the three months ended March 31, 2005 as compared to a net loss of $469,000 for the three months ended March 31, 2004. The reasons for the decreased loss were discussed above.

NET LOSS

         Net loss was $544,000 for the three months ended March 31, 2005 as compared to a net loss of $469,000 for the three months ended March 31, 2004. The reasons for the decreased loss were discussed above.

         On February 9, 2005, we announced a definitive agreement to divest our remaining holdings related to QuikCAT Technologies ("QuikCAT") to Nanocat Technologies PTE Limited ("Nanocat"), a Singapore corporation. In accordance with SFAS 144, we accounted for the loss for the first quarter of 2005 of $41,000 as discontinued operations in our consolidated statement of operations.

GRANT OF STOCK OPTIONS

         On February 7, 2005, we granted 30,000 stock options in total at an exercise price of $.29 per share to employees of Rex Tokyo. These options vest quarterly over three years and expire on February 7, 2015.

         We have not recorded any compensation expense for stock options granted to employees during the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $2.3 million and net working capital of approximately $3.1 million as of March 31, 2005. We had a net loss from continuing operations of approximately $.9 million for the year ended December 31, 2004. We expect our net loss from operations to decrease in 2005, but to continue for the foreseeable future.

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

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Fan Club, IA Global Acquisition Co., to acquire businesses and to meet the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity by May 15, 2005 for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.1 million as of March 31, 2005, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt and $.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $9.5 million, including $6.9 million issued for services, $2.3 million related to a beneficial conversion feature, $.2 million related to the Fan Club acquisition and $.1 million related to the Rex Tokyo acquisition. Additional funding was obtained from short-term and long-term debt approximately $1.8 million was outstanding as of March 31, 2005.

OPERATING ACTIVITIES

         Net cash used in operations for the three months ended March 31, 2005 was $1,469,000. This amount was primarily related to a net loss of $544,000, an increase in inventory of $486,000, a decrease in accounts payable of $3,579,000 and a decrease in notes payable of $654,000. This was offset by depreciation and amortization of $164,000, a decrease in accounts receivable of $3,031,000, a decrease in notes receivable of $423,000 and a decrease of prepaid expenses of $559,000.

         The March 31, 2005 quarter typically is a seasonal low quarter for Rex Tokyo. This results in reduced sales, accounts receivable and accounts payable during the quarter.

INVESTING ACTIVITIES

         Net cash used in investing activities for the three months ended March 31, 2005 was $944,000. This amount was primarily related to an increase in other current assets of $280,000 and an increase in other assets of $790,000. These amounts relate to Rex Tokyo loans receivable from Kyushu Tesco Co Ltd which was used to fund the growth of the Timothy World Co Ltd business.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the three months ended March 31, 2005 was $1,061,000. This amount related to proceeds from long term debt of $1,860,000, offset by repayment of long term debt-affiliated party and long term debt of $799,000.

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

         Other Material Commitments. The Company's contractual cash obligations as of March 31, 2005 are summarized in the table below (1):

                                                Less Than                                  Greater Than
Contractual Cash Obligations       Total         1 Year         1-3 Years     3-5 Years      5 Years
----------------------------     ----------     ----------     ----------     ---------    ------------
Operating leases ...........     $  639,048      $308,402      $  237,414      $93,232         $0

Capital lease obligations ..         79,950        25,811          39,878       14,261          0

Long term debt repayment ...      1,788,079       598,494       1,189,585            0          0

Capital expenditures .......        100,000       100,000               0            0          0

Acquisitions ...............        100,000       100,000               0            0          0
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

         Other Intangible Assets--Other intangible assets primarily relate to acquired software, trademarks and customer lists acquired in our purchase of Fan Club. On January 1, 2003, we adopted the provisions of SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which generally requires impairment losses to be recorded on long-lived assets (excluding goodwill) used in operations, such as property, equipment and improvements, and intangible assets, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. We are amortizing the intangible assets and intellectual property for Fan Club Entertainment over sixty months on a straight - line basis, which is the life of the Marvel Enterprises, Inc. agreement. We amortized the intangible assets and intellectual property acquired in connection with the acquisition of QuikCAT over sixty months on a straight - line basis, which is the expected life of the technology. On February 9, 2005, we announced a definitive agreement to divest our remaining holdings related to QuikCAT Technologies to Nanocat Technologies PTE Limited ("Nanocat"), a Singapore corporation. Nanocat is affiliated with QuikCAT Australia Pty Ltd., our joint venture partner for the QuikCAT business.

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

         SFAS No. 123 (Revised 2004), "Share-Based Payment," issued in December 2004, is a revision of FASB Statement 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after January 15, 2006 and we will adopt the standard in the second quarter of fiscal 2006. We have not determined the impact, if any, that this statement will have on our consolidated financial statements.

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

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We have not determined the impact, if any, that this statement will have on our consolidated financial statements.

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

         In addition, the AMEX Staff reminded us that we have become subject to
Section 1009(h) of the AMEX Company Guide and our financial report on Form 10-K for the fiscal year ending December 31, 2004, when it is was filed on approximately April 15, 2005, must evidence compliance with Section 1003(a)(iii)of the AMEX Company Guide, which requires a company to have shareholders' equity above $6,000,000, provided the company expects to incur losses from continuing operations and/or net losses in its five most recent fiscal years.

         The company signed a Share Exchange Agreement to acquire Global Hotline Co Ltd. ("GHI"), a privately held Japanese company, on April 20, 2005. The transaction is structured as a share exchange in which the company will issue 15,000,000 shares of its common stock in exchange for 100% of GHI's equity. At the time the Share Exchange Agreement was signed, the company's common stock had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the Share Exchange Agreement, or an aggregate value of $3,100,000.

         The company expects this acquisition to increase its stockholder's equity by $3,100,000 to above $6,000,000 and help the company maintain its AMEX listing. There is no guarantee the above transaction will close.

         We are working to maintain our AMEX listing, but there can be no guarantee that this listing will be achieved after May 15, 2005. Not achieving our plan of compliance accepted by AMEX and the listing rules set forth in the AMEX Company Guide could result in our common stock being delisted from AMEX, which could materially affect the ability of our stockholders to dispose of their shares and reduce the liquidity of their investment. In addition, delisting could affect our ability to obtain financing to support future operations and acquisitions.

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

         In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003, one acquisition in August 2003 one acquisition in March 2004 one acquisition in June 2004 and are planning to close an acquisition in May 2005, invested in a joint venture in July, 2003 and expanded the Rex Tokyo business as discussed, and sold a business in December, 2003, a joint venture in October 2004 and a business in February, 2005. Such transactions are accompanied by a number of risks, including:

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

         The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

         - Diversion of management time during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products,

         - Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

         - The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

         - The need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies,

         - The need to sell acquired technology and products into the marketplace,

         - The need to incorporate acquired technology, content or rights into our products and anticipated expenses related to such integration, and

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 6, 2005, 82.4 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal stockholders and other company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

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

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE

         We have experienced net losses since inception. We expect our net losses from operations to decrease during 2005, but to continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

OUR CUSTOMER BASE IS CONCENTRATED

         One customer was 59.1% of net revenues for the three months ended March 31, 2005. We anticipate that significant customer concentration will continue for the foreseeable future. The loss of a significant customer would have a material adverse effect on our business, financial condition and results of operations.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of May 6, 2005, Inter Asset Japan LBO No. 1 Fund ("IAJ LBO Fund"), PBAA Fund Ltd. ("PBAA"), Terra Firma Fund Ltd. ("Terra Firma"), Inter Asset Japan Co. Ltd. ("IAJ"), Alan Margerison and Hiroki Isobe collectively hold approximately 83.1% of our common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Alan Margerison, our Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, they control each of our Controlling Stockholders.

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

WE ARE EXPOSED TO CHANGES IN THE PACHINKO INDUSTRY

         Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. During the three months ended March 31, 2005, 59.1% of Rex Tokyo's revenues resulted from sales to one Chain Store. Any slow down from this side of the industry could significantly impact Rex Tokyo's ability to perform at its current levels of revenue. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plan by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         Rex Tokyo has expanded its sales offices based on a perceived need for more local representation in areas where clients are based. In providing clients with a local office, feedback from clients can be more readily received, thus helping to improve service levels. There is also a possibility that formation from clients may be filtered prior to reaching head office. This may result in a less accurate picture of client satisfaction levels and expectations. Rex Tokyo regularly conducts meetings with managers from the local offices to hear their views in an effort to combat this, however, a decrease in client satisfaction levels could have a material adverse effect on our business prospects, financial condition and results of operations.

         Rex Tokyo has seen an expansion of its business by aligning itself strongly with a number of core clients. If for any reason Rex Tokyo's image was damaged with those clients or in the industry as a whole, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

         Rex Tokyo's business is dependent upon its ability to maintain tight control on its cash flow cycle. In general, as the amount of work increases the amount of cash flow required increases. If Rex Tokyo is not able to maintain sufficient cash flow to expand its business at the same pace as it's clients expansion, it may lead to clients moving their accounts to other service providers.

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

INTEREST RATE RISK

         The company is exposed to interest rate risk due to the long term debt of $1,788,079 as of March 31, 2005. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen, or $978,761 at current exchange rates, loan with Mizuho Bank Co Ltd, unrelated Japanese bank.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 23, 2005 we received a dismissal of the Krakowski arbitration from the American Arbitration Association.

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

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         There were no matters during the first quarter of the 2005 covered by this report that were submitted to a vote of our stockholders through solicitation of proxies or otherwise.

ITEM 5.  OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the first quarter of 2005 that were not filed.

ITEM 6.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) EXHIBITS

         10.1 Subscription Agreement and Annex A dated December 31, 2004 between IA Global, Inc. and Rex Tokyo Co Ltd. (1)

         10.2 Financial Loan Document between Rex Tokyo Co Ltd and Mizuho Bank Co Ltd dated January 18, 2005. (2)

         10.3 Asset Purchase Agreement dated February 9, 2005 among IA Global, Inc., IA Global Acquisition Co and Nanocat Technologies Pte Limited. (3)

         10.4 Share Sale Agreement Deed of Variance dated February 9, 2005 among IA Global, Inc., IA Global Acquisition Co., QuikCAT Australia Pty Ltd. And Marie-Rose Pontre'. (3)

         10.5 Internet Accelerator Assignment Agreement Deed of Variation dated February 9, 2005 among IA Global, Inc., IA Global Acquisition Co and Nanocat Technologies Pte Limited. (3)

         10.6 Financial Loan Document dated March 25, 2005 between Rex Tokyo Co Ltd and Chiba Bank Ltd. (4)

         10.7 Share Exchange Agreement dated April 20, 2005 amongst IA Global, Inc. Mr. Hideki Anan, Mr. Kyo Nagae and Mr. Hiroki Isobe. (5)

         31.1     Section 302 Certifications

         31.2     Section 302 Certifications

         32.1     Section 906 Certifications

         32.2     Section 906 Certifications
         _________

         (1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 31, 2004 and filed January 7, 2005 and incorporated herein by reference.

         (2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 18, 2005 and filed January 21, 2005 and incorporated herein by reference.

         (3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 9, 2005 and filed February 14, 2005 and incorporated herein by reference.

         (4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated March 25, 2005 and filed March 31, 2005 and incorporated herein by reference.

         (5) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April 20, 2005 and filed April 25, 2005 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IA Global, Inc.
                                       (Registrant)

Date:  May 13, 2005                    By: /s/ Alan Margerison
                                           -------------------
                                           Alan Margerison,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  May 13, 2005                    By: /s/ Mark E. Scott
                                           -----------------
                                           Mark E. Scott,
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)