Form 10-Q
period 2005-06-30
IA GLOBAL INC
filed 2005-08-15
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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


                          550 N. REO Street, SUITE 300
                                 TAMPA, FL 33609
                    (Address of principal executive offices)


                  REGISTRANT'S TELEPHONE NUMBER: (813) 261-5157

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

                                 Yes [ ] No [X]

         As of August 12, 2005 there were issued and outstanding 97,400,181 shares of the Registrant's Common Stock.
________________________________________________________________________________

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

               Consolidated Balance Sheet .....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................28

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....51

     Item 4.   Controls and Procedures .......................................51


PART II.

     Item 1.   Legal Proceedings .............................................52

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....52

     Item 3.   Defaults Upon Senior Securities ...............................52

     Item 4.   Submission of Matters to a Vote of Security Holders ...........53

     Item 5.   Other Information .............................................53

     Item 6.   Exhibits ......................................................53

Signatures ...................................................................55

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                                                            June 30,         December 31,
                                                                              2005               2004
                                                                          ------------       ------------
                                                                           (unaudited)         (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................      $  3,498,696       $  3,847,813
  Accounts receivable, net of allowance for doubtful accounts of
    $87,025 and $93,338, respectively ..............................         4,440,053          6,431,663
  Notes receivable-trade ...........................................           448,770            641,305
  Inventories ......................................................           705,144            164,046
  Prepaid expenses .................................................           443,281            771,036
  Consumption and deferred tax receivable ..........................           184,111            161,769
  Notes receivable .................................................         1,334,428            150,000
  Other current assets .............................................           224,964            136,102
  Assets held for sale .............................................           555,182            773,582
  Subscription receivable ..........................................         3,809,500                  -
  Income tax receivable- foreign ...................................           611,390                  -
                                                                          ------------       ------------
    Total current assets ...........................................        16,255,519         13,077,316

EQUIPMENT, NET .....................................................           653,307            273,245

OTHER ASSETS
  Intangible assets, net ...........................................         5,490,689          1,271,935
  Deferred tax asset ...............................................           363,693            390,079
  Other assets .....................................................         1,614,162            200,641
                                                                          ------------       ------------

                                                                          $ 24,377,370       $ 15,213,216
                                                                          ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade .........................................      $  2,923,416       $  6,446,656
  Notes payable- trade .............................................         1,036,354          1,474,582
  Accrued liabilities ..............................................         3,563,914            529,198
  Consumption taxes received .......................................           260,577            260,648
  Income taxes payable- foreign ....................................                 -            235,047
  Current portion of long term debt ................................         1,484,608            484,966
  Deferred revenue .................................................         3,638,243                  -
                                                                          ------------       ------------
    Total current liabilities ......................................        12,907,112          9,431,097
                                                                          ------------       ------------

LONG TERM  LIABILITIES:
  Long term debt ...................................................         1,601,084            242,463
  Convertible debentures ...........................................         2,500,000                  -
  Retirement benefits ..............................................            39,138             39,932
                                                                          ------------       ------------
                                                                             4,140,222            282,395
                                                                          ------------       ------------

MINORITY INTERESTS .................................................           525,576          1,365,570
                                                                          ------------       ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    1,158 issued and outstanding (liquidation value $1,158,000) ....                12                 12
  Common stock, $.01 par value, 200,000,000 shares authorized,
    97,400,181 and 82,400,181 issued and outstanding, respectively .           974,001            824,001
  Paid in capital ..................................................        32,987,339         28,785,839
  Accumulated deficit ..............................................       (27,025,963)       (25,590,820)
  Treasury stock ...................................................           (50,000)           (50,000)
  Other comprehensive income (loss) ................................           (80,929)           165,122
                                                                          ------------       ------------
    Total stockholder's equity .....................................         6,804,460          4,134,154
                                                                          ------------       ------------

                                                                          $ 24,377,370       $ 15,213,216
                                                                          ============       ============

                              See notes to consolidated financial statements.

                                                     3

                                           IA GLOBAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           ---------------------------   ---------------------------
                                                               2005           2004           2005           2004
                                                           ------------   ------------   ------------   ------------
                                                            (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE .................................................  $  8,585,326   $  9,382,494   $ 14,409,900   $ 11,413,240

COST OF SALES ...........................................     7,580,815      7,916,473     12,103,534      9,427,491
                                                           ------------   ------------   ------------   ------------

GROSS PROFIT ............................................     1,004,511      1,466,021      2,306,366      1,985,749
                                                           ------------   ------------   ------------   ------------

EXPENSES:
  Selling, general and administrative expenses ..........     2,460,779      1,719,918      4,387,514      2,603,086
                                                           ------------   ------------   ------------   ------------
    Total expenses ......................................     2,460,779      1,719,918      4,387,514      2,603,086
                                                           ------------   ------------   ------------   ------------

OPERATING LOSS ..........................................    (1,456,268)      (253,897)    (2,081,148)      (617,337)
                                                           ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income .......................................            96          5,325          6,401          7,853
  Interest expense ......................................       (18,487)       (14,518)       (41,386)       (19,525)
  Other income ..........................................         9,078        146,205         39,738        148,853
  Foreign currency transaction adjustment ...............       (91,791)             -        (74,378)         2,255
  Loss on equity investment in QuikCAT Australia Pty Ltd              -        (17,229)             -        (15,273)
  Gain on sale of Fan Club Entertainment Co Ltd .........        99,349              -         99,349              -
                                                           ------------   ------------   ------------   ------------
    Total other income (expense) ........................        (1,755)       119,783         29,724        124,163
                                                           ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTERESTS AND INCOME TAXES ...................    (1,458,023)      (134,114)    (2,051,424)      (493,174)

MINORITY INTERESTS ......................................      (273,801)        34,203       (376,864)        68,567
                                                           ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ..........................................    (1,184,222)      (168,317)    (1,674,560)      (561,741)
                                                           ------------   ------------   ------------   ------------

INCOME TAXES:
  Current (benefit) provision ...........................      (459,445)       114,298       (651,427)       178,421
  Deferred provision ....................................             -         12,866              -         24,281
                                                           ------------   ------------   ------------   ------------

NET LOSS FROM CONTINUING OPERATIONS .....................      (724,777)      (295,481)    (1,023,133)      (764,443)

Loss from discontinued operations .......................      (165,972)             -       (412,010)             -
                                                           ------------   ------------   ------------   ------------

NET LOSS ................................................  $   (890,749)  $   (295,481)  $ (1,435,143)  $   (764,443)
                                                           ============   ============   ============   ============

Per share of Common-
  Basic net loss per share from continuing operations ...  $      (0.01)  $      (0.00)  $      (0.01)  $      (0.01)
  Basic net loss per share from discontinued operations .         (0.00)         (0.00)         (0.00)         (0.00)
                                                           ------------   ------------   ------------   ------------
  Total basic net loss per share ........................  $      (0.01)  $      (0.00)  $      (0.02)  $      (0.01)
                                                           ============   ============   ============   ============

  Diluted net loss per share from continuing operations .  $      (0.01)  $      (0.00)  $      (0.01)  $      (0.01)
  Diluted net loss per share from discontinued operations         (0.00)         (0.00)         (0.00)         (0.00)
                                                           ------------   ------------   ------------   ------------
  Total diluted net loss per share ......................  $      (0.01)  $      (0.00)  $      (0.02)  $      (0.01)
                                                           ============   ============   ============   ============

  Weighted average shares of common stock outstanding ...    84,691,939     73,156,824     83,539,798     72,561,112
  Weighted average shares of common stock and common
    equivalent shares outstanding .......................    84,691,939     73,156,824     83,539,798     72,561,112

                                   See notes to consolidated financial statements.

                                                          4

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                               Six Months Ended June 30,
                                                                                  2005            2004
                                                                              -----------     -----------
                                                                              (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................................    $(1,435,143)    $  (764,443)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization ........................................         75,590         195,749
    Loss on disposal of leasehold improvements ...........................              -          81,653
    Equity gain from investment in QuikCAT Australia Pty Ltd .............              -          15,273
    Loss from discontinued operations ....................................        412,010               -
    Minority interests ...................................................       (839,994)        478,047
    (Gain) on disposal of discontinued operation .........................        (99,349)              -
    Accrued interest on notes/loans payable ..............................              -          16,820
    Accounts receivable ..................................................      3,366,430         112,308
    Notes receivable - trade .............................................        192,535        (303,153)
    Notes receivable .....................................................       (181,811)              -
    Consumption and deferred tax receivable ..............................        (59,437)         66,543
    Inventory ............................................................       (541,098)       (299,966)
    Prepaid expenses .....................................................        887,754         289,251
    Other current assets .................................................       (341,074)        246,150
    Deferred tax assets ..................................................         26,386          13,020
    Income taxes receivable - foreign ....................................       (611,390)              -
    Other assets .........................................................       (956,659)       (107,705)
    Accounts payable .....................................................     (3,558,104)        126,925
    Notes payable - trade ................................................       (438,228)              -
    Accrued and other liabilities ........................................      1,130,676         (35,901)
    Income taxes payable - foreign .......................................       (235,047)        125,046
    Deferred revenue .....................................................       (558,250)       (463,119)
                                                                              -----------     -----------
Net cash provided by (used in) continuing operations .....................     (3,764,203)       (207,502)
Net cash provided by discontinued operations .............................        295,623               -
                                                                              -----------     -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS ................................     (3,468,580)       (207,502)
                                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in QuikCAT Australia Pty Ltd ................................              -         (50,000)
  Cash of Rex Tokyo Co Ltd immediately following acquisition .............              -       1,934,839
  Purchase of Rex Tokyo Co Ltd ...........................................              -        (941,000)
  Purchases of capital expenditures ......................................        (57,696)       (304,524)
  Purchase of IA Global Acquisition Co ...................................              -        (700,000)
  Repayment of loan receivable from QuikCAT Australia Pty Ltd. ...........        150,000               -
  Proceeds from sale of QuikCAT business unit ............................         30,000               -
  Proceeds from sale of Fan Club .........................................        185,000               -
  Cash of Global Hotline, Inc. immediately following acquisition .........      1,240,037               -
                                                                              -----------     -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ......................      1,547,341         (60,685)
                                                                              -----------     -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable .............................................      2,836,661               -
  Proceeds from loan payable - related party .............................              -       1,500,000
  Repayment of loan payable ..............................................     (1,018,988)              -
  Capital contribution from QuikCAT ......................................            500               -
  Loan to Innovative Computing Group, Inc. ...............................              -        (100,000)
  Loan to QuikCAT Australia Pty Ltd. .....................................              -         (25,000)
  Proceeds from issuance of common stock .................................              -         400,000
  Proceeds from long term debt ...........................................              -         923,275
  Proceeds from exercise of options ......................................              -          40,000
                                                                              -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ................................      1,818,173       2,738,275
                                                                              -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................       (103,066)      2,470,088

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................       (246,051)        (59,350)

CASH AND CASH EQUIVALENTS, beginning of the period .......................      3,847,813         676,782
                                                                              -----------     -----------

CASH AND CASH EQUIVALENTS, end of the period .............................    $ 3,498,696     $ 3,087,520
                                                                              ===========     ===========

Supplemental disclosures of cash flow information:
  Interest paid ..........................................................    $    40,276     $         -
  Taxes paid .............................................................    $   213,332     $   198,219
Non-cash investing and financing activities:
  Subscription receivable from convertible debentures ....................    $ 3,750,000     $         -
  Common stock issued for Global Hotline, Inc. ...........................    $ 3,097,500     $         -
  Issuance of loan receivable for sale of Fan Club Entertainment Co. Ltd.     $   571,193     $         -
  Issuance of loan receivable from sale of QuikCAT business unit .........    $   200,000     $         -
  Subscription receivable from sale of common stock ......................    $    59,500     $         -
  Common stock issued for Rex Tokyo Co Ltd ...............................    $         -     $   138,600
  Conversion of debt to equity ...........................................    $         -     $ 1,519,511
  Contribution of note to capital ........................................    $         -     $   101,629

                              See notes to consolidated financial statements.

                                                     5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION:

         IA Global, Inc. is a public holding company focused on acquiring primarily Japanese companies that operate in the gaming, entertainment and technology areas. The company owns 60.5% equity interest in Rex Tokyo Co Ltd ("Rex Tokyo"), which is a supplier and installer of parts to the Pachinko and slot machine gaming industry in Japan. Rex Tokyo supplies such items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, lighting systems, Pachinko balls and other Pachinko accessory products as well as numerous new Pachinko and slot machines. The company also owns a 100% equity interest in Global Hotline, Inc. ("Global Hotline"), which operates call centers and is a reseller of telephone and broadband lines in Japan.

         The company has divested several unprofitable operations in 2005, including Fan Club Entertainment Co Ltd ("Fan Club") on May 12, 2005, IA Global Acquisition Co on July 1, 2005 and the QuikCAT North America Internet accelerator business on May 28, 2005.

         The accompanying unaudited CONSOLIDATED financial statements of IA Global, Inc. and SUBSIDIARIES (the "company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

         Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the period ended June 30, 2005 and 2004 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its wholly owned and majority-owned subsidiaries. The company fully consolidated the results of operations of the IA Global Acquisition Co. in the Consolidated Statements of Operations for the three and six months ending June 30, 2005 because the subsidiary incurred losses for this period and the company does not expect to recover these losses from the minority owner. In accordance with SFAS 144, the company accounted for the loss for the three and six months ended June 30, 2005 loss for IA Global Acquisition Co and Fan Club as discontinued operations in its consolidated statement of operations. Inter-company items and transactions have been eliminated in consolidation.

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

NOTES RECEIVABLE - The company's Japanese subsidiaries, on occasion, accept notes receivable in payment of accounts receivable with certain customers. These notes are usually of a short term nature, approximately three to six months in length. They do not bear interest and are paid by, and secured by, the customer's bank. Total notes receivable as of June 30, 2005 and December 31, 2004 were $448,770 and $641,305, respectively.

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

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline, over thirty six months on a straight - line basis, which is the expected life of the KDDI agreements.

LONG - LIVED ASSETS - The company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The company has performed its impairment tests and determined there were no impaired long - lived assets as of June 30, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities and current portion of long term debt approximate fair value based on the short-term maturity of these instruments.

NOTES PAYABLE - The company's Japanese subsidiaries, on occasion, satisfy the payment of their accounts payable, through the issuance of notes payable with certain vendors. These notes are usually of a short term nature, approximately three to six months in length. They do not bear interest and are paid by the company's bank to the vendors upon presentation to the company's bank on the date of maturity. In the event of insufficient funds to repay these notes, the company's bank can proceed with bankruptcy proceedings in Japan. Total notes payable as of June 30, 2005 and December 31, 2004 were $1,036,354 and $1,474,582, respectively.

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

GLOBAL HOTLINE REVENUE RECOGNITION - Global Hotline revenue was derived from operating call centers and reselling of telephone and broadband lines in Japan. Revenue for the initial KDDI contract has been recorded based on the contract terms with KDDI because the revenue have been guaranteed by the agent and the collectibility is reasonably assured. Revenue for the second KDDI contract is considered realized when the services have been provided to the customer, the work has been accepted by KDDI and collectibility is reasonably assured.

         Revenues are deferred when cash has been received from KDDI but the revenue has not been earned. The company has recorded $3,638,243 of deferred revenue as of June 30, 2005.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were no advertising costs incurred for the three and six months ended June 30, 2005 and 2004.

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

                                              For The Three Months Ended       For The Six Months Ended
                                                       June 30,                        June 30,
                                              ---------------------------     ---------------------------
                                                  2005            2004            2005            2004
                                              -----------     -----------     -----------     -----------
Net loss available to common
    shareholders, as reported ............    $  (890,749)    $  (295,481)    $(1,435,143)    $  (764,443)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...............        (78,887)        (53,102)       (159,229)        (82,821)
                                              -----------     -----------     -----------     -----------

Pro-forma net loss available to common
    shareholders .........................    $  (969,636)    $  (348,583)    $(1,594,372)    $  (847,264)
                                              ===========     ===========     ===========     ===========

Earnings per share:
    Basic and diluted- as reported .......    $     (0.01)    $         -     $     (0.02)    $     (0.01)
    Basic and diluted- pro-forma .........    $     (0.01)    $         -     $     (0.02)    $     (0.01)

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

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        For the Three and Six Months ended
                                                    June 30,
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

The company and Global Hotline implemented a Management Services Agreement June 1, 2005 that will be renewed for successive one year periods starting on June 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Global Hotline is required to pay the company approximately $82,000 on a quarterly basis.

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

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

NOTE 3.  ACQUISITIONS AND DIVESTITURES

         The acquisitions of Rex Tokyo Co. and Global Hotline were key components of the company's strategy to operate primarily as a holding company.

REX TOKYO CO LTD

         On March 18, 2004, the company executed Share Purchase Agreements and a Stockholders Agreement with Rex Tokyo and certain of its management, pursuant to which the company acquired its 60.5% ownership interest in Rex Tokyo. The company purchased 1,000 shares of Rex Tokyo stock for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 25, 2004. In addition, the company purchased 150 Rex Tokyo shares from Mr. Ejima, the Chief Executive Officer of Rex Tokyo, for 462,000 shares of common stock issued at $.30 per share which is the average closing price the five days prior to closing. The Stockholders Agreement places restrictions on the sale of Rex Tokyo stock in the future, requires existing management to operate the business and places conditions on the board of director composition. This agreement can be terminated under certain conditions. The company used working capital to fund the cash portion of the purchase price.

         Rex Tokyo is a supplier and installer of parts to the Pachinko and slot machine gaming industry in Japan. Rex Tokyo supplies such items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, lighting systems, Pachinko balls and other Pachinko accessory products as well as numerous new Pachinko and slot machines

         The Pachinko industry has experienced significant consolidation since the late 1990s, with small parlor operators being replaced by large mega-parlor owners. Rex Tokyo's business expansion is primarily focused on providing support and services to these mega-parlor owners.

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

         The cost to acquire these assets was allocated to the assets acquired according to estimated fair values. The allocation was as follows:

Purchase price:

Cash ............................................................  $   941,000
Stock ...........................................................      138,600
                                                                   -----------
                                                                     1,079,600
                                                                   -----------
Net Assets Acquired (3/18/04):
Total Assets ....................................................    5,549,826
Liabilities .....................................................   (4,618,949)
                                                                   -----------

Net Assets at 3/18/04 ...........................................      930,877
Reserve .........................................................      (22,159)
Plus 10 million Yen contributed by other ........................       92,328
Plus cash paid by IA Global .....................................      941,000

                                                                   -----------
                                                                     1,942,046

% Acquired ......................................................        60.5%
                                                                   -----------
                                                                     1,174,938
                                                                   -----------

Negative goodwill allocated to property and equipment............  $   (95,338)
                                                                   ===========

         The company expanded this business in 2004 by acquiring new sales offices in Kyushu and West Tokyo, Japan. In addition, in October 2004, Rex Tokyo established a joint venture company, Timothy World, with Kyushu Tesco Co Ltd. for the supply of lighting fixtures to the Pachinko industry and began to sell slot machines directly rather than as an agent during the 4th quarter of 2004.

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

         On June 17, 2005, Rex Tokyo announced that it had formed a new wholly-owned subsidiary in Japan, Double R, Inc., to focus on the development of maintenance and repair business in the Pachinko industry.

         The pro-forma financial data for the acquisition for the six months ended June 30, 2005 was as follows:

                                                 Pre-Acquisition
                                 As Reported,     Operations of     Pro Forma,
                                  Six Months        Rex Tokyo       Six Months
                                     Ended          January 1-         Ended
                                 June 30, 2004    March 18, 2004   June 30, 2004
                                 -------------   ---------------   -------------

Revenues ......................  $ 11,413,240      $ 5,639,384     $ 17,052,624

Loss before extraordinary items      (764,443)         111,505         (652,938)

Net loss ......................      (764,443)         111,505         (652,938)

Loss per common share .........         (0.01)               -            (0.01)

There were no material, nonrecurring items included in the reported the pro-forma results.

GLOBAL HOTLINE, INC.

         The acquisition of Global Hotline, a privately held Japanese company, closed June 15, 2005. The transaction was structured as a share exchange in which the company will issue 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The common stock of the company had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500.

         Global Hotline was established September 7, 2004 as a call center operator and reseller of telephone and broadband lines in Japan. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. The company operates two call centers with 370 seats and utilizes two agents with an additional 300 seats to support the business.

         Global Hotline has two contracts with a KDDI, a significant Japanese telecommunications company. The first contract covers the period October 1, 2004 thru September 30, 2005 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 841,000,000 Yen or $7,600,000 under this contract. The second contract covers the period March 16, 2005 through March 31, 2006 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 2,925,000,000 Yen or $26,400,000, under this contract. If the targets are not achieved on a quarterly basis, then Global Hotline will be required to refund a portion of the revenue to the customer. The contracts may be cancelled by KDDI if Global Hotline commits a material breach as defined in the contracts. Absent a material breach by Global Hotline, the contracts may be extended.

         Global Hotline entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation for the first contract with KDDI. The agreement has a one year term and provides for lines sold and penalties that protect the revenues and profits of the first KDDI contract. The contract can be cancelled under certain conditions and Global Hotline can extend the contract. Global Hotline utilizes two agents to support 3S Networks and has two call center operations to support the second contract with KDDI.

         Copies of the agreements between the Company and KDDI, and the Company and 3S Networks are attached hereto as Exhibits 10.12, 10.13, 10.14, 10.15, 10.16, 10.17 and 10.18 and are incorporated herein by reference.

         The company is acquiring its 100% ownership from Mr. Hideki Anan (67%),Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan, who will remain as Chief Executive Officer of Global Hotline, is an experienced Japanese telecommunications executive. Mr. Isobe is affiliated with our majority shareholders. In addition, IAJ, a related party, has loaned GHI approximately $600,000, at current exchange rates, and guarantees the rent on the two Global Hotline offices.

         The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations are finalized. The preliminary allocation is as follows:

Purchase price:

Stock ............................................................  $ 3,097,500

Net liabilities acquired (6/15/05):

Total assets......................................................    4,393,089
Liabilities.......................................................   (6,901,391)
                                                                    -----------
                                                                     (2,508,302)
                                                                    -----------

Identifiable intangible assets....................................  $ 5,605,802
                                                                    ===========

The pro-forma financial data for the acquisition for the six months ended June 30, 2005 was as follows:

                                                 Pre-Acquisition
                                 As Reported,     Operations of     Pro Forma,
                                  Six Months      Global Hotline    Six Months
                                     Ended          January 1-         Ended
                                 June 30, 2005    June 15, 2005    June 30, 2005
                                 -------------   ---------------   -------------

Revenues ......................  $ 14,409,900     $  5,493,708     $ 19,903,608

Loss before extraordinary items    (1,435,143)      (3,308,117)      (4,743,260)

Net loss ......................    (1,435,143)      (3,308,117)      (4,743,260)

Loss per common share .........         (0.02)               -            (0.06)

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

         QuikCAT was focused on the development of multi-media compression technologies for use in video, picture and audio products for license sales to third party vendors.

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
                                              ---------

         Identifiable intangible assets ..... $ 660,494
                                              =========

         The company contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc., parent company of QuikCAT, of $101,629 to IA Global Acquisition Co. on June 30, 2004 in exchange for a 90.5% equity interest in IA Global Acquisition Co. The founding shareholder, the wife of the Chief Executive Officer of our 47.54% owned affiliate, QuikCAT Australia Pty Ltd. ("QuikCAT Australia"), acquired 9.5% of IA Global Acquisition Co. for $500 on June 30, 2004. The company increased its ownership percentage to 95% on October 8, 2004 and 100% on June 27, 2005.

         The company previously sold its Internet accelerator business outside North America to QuikCAT Australia for notes totaling $150,000 that were due from December 2004 thru June 2005. The company has received all payments under the notes.

         On May 28, 2005, the company entered into an Option Exercise, Transition and Consolidation Agreement ("Option Agreement") with QuikCAT Australia, NanoCAT Technologies Pte Ltd and Rose-Marie Pontre. Under the Option Agreement, QuikCAT Australia exercised its option to acquire our North America Internet accelerator business for $200,000, which will be paid with an unsecured note that is due in installments from June 2005 to September 2005. Payments totaling $55,000 under the note as of July 31, 2005.

         The company announced the closing of the divestiture of its wholly owned subsidiary, IA Global Acquisition Co and its remaining holdings related to QuikCAT to Ominira Networks LLC, a Delaware limited liability corporation ("Ominira"), that is affiliated with Innovative Computing Group, Inc., the founder of QuikCAT. The closing occurred on July 15, 2005, with an effective date of July 1, 2005. The company has recorded assets held for sale of $555,182 as of June 30, 2005 related to this divestiture.

         As part of this transaction, the company is selling the subsidiary, including the remaining rights and assets of QuikCAT which were acquired out of Chapter 11 bankruptcy on June 10, 2004. In addition, the company is assigning its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products, and Ominira is assuming certain liabilities of IA Global Acquisition Co. The total purchase price is $620,000, which will be paid with a note that is due in installments from September 2005 to June 2006. The note is secured by the assets sold to Ominira. The company has assumed the rights and obligations under the previously announced divestitures of its the Internet accelerator business outside of North America and in North America to its joint venture partner QuikCAT Australia and its affiliate NanoCAT Technologies Pte Ltd.

DIVESTITURE OF FAN CLUB ENTERTAINMENT CO LTD

         The company announced the sale of Fan Club as of May 12, 2005 to TK Partners, Inc. ("TK Partners"), formerly Cyber Holdings Co Ltd. As part of this transaction, the company is selling the 67% owned business for approximately $755,000 plus 350,000 shares of IA Global common stock valued at $.16 per share. The total cash purchase price which will be paid with $185,000 at signing and a note that is due in monthly installments of approximately $65,000 from June 2005 thru January 2006. The note is unsecured and TK Partners has made payments totaling $315,000 as of July 31, 2005. The company decided to divest the Fan Club business as it is no longer core to our operations and the closing of new license sales was more difficult than the company expected.

NOTE 4.  ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

         Accounts receivable was $4,440,053 and $6,431,663 as of June 30, 2005 and December 31, 2004, respectively. The company had the following customers with sales in excess of 10% for the six months ended June 30, 2005 and 2004:

                                   June 30,          June 30,
                                     2005              2004
                                   --------        ------------
         Dainam Co Ltd               45.3%             41.8%

         Dainam is a Rex Tokyo customer. There were no other customers in excess of 10%in the respective periods.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  INVENTORIES

         Inventories as of June 30, 2005 and December 31, 2004, respectively, consisted of the following:

                                                   June 30,         December 31,
                                                     2005               2004
                                                   --------         ------------

Raw materials ................................     $ 80,544           $ 67,941

Work in process ..............................      624,600             96,106

Finished goods ...............................            -                  -
                                                   --------           --------

Total inventories ............................      705,144            164,046

Reserve for obsolete inventories .............            -                  -
                                                   --------           --------

Net inventories ..............................     $705,144           $164,046
                                                   ========           ========

NOTE 6.  PREPAID COSTS

         Prepaid expenses were $443,281 and $771,036 as of June 30, 2005 and December 31, 2004, respectively. Such costs as of June 30, 2005 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid expenses incurred by Global Hotline. Such costs as of December 31, 2004 consisted of prepaid insurance and other costs incurred by the company, production cost advances incurred by Rex Tokyo and prepaid Fan Club expenses related to future revenue.

NOTE 7.  NOTES RECEIVABLE

         Notes receivable were $1,334,428 and $150,000 as of June 30, 2005 and December 31, 2004, respectively. Such assets as of June 30, 2005 included notes Receivable from (i) QuikCAT Australia from the divestiture of our North America Internet accelerator business (ii) TK Partners, formerly Cyber Holdings Co Ltd, from the divestiture of Fan Club, (iii) Kyushu Tesco, which was used to fund the growth of the Timothy World business, and (iv) officer and employees of Global Hotline. Such assets as of December 31, 2004 included marketable securities and other Assets held by Rex Tokyo.

NOTE 8.  EQUIPMENT

         Equipment was $653,307 and $273,245 as of June 30, 2005 and December 31, 2004, respectively, net of accumulated depreciation of $428,844 and $273,245. The equipment consisted of leasehold improvements, capitalized software licenses, vehicles and equipment. Total depreciation expense was $85,120 and $179,182 for the six months ended June 30, 2005 and 2004,respectively.

NOTE 9.  INTANGIBLE ASSETS

         Intangible assets as of June 30, 2005 and December 31, 2004, respectively, consisted of the following:

                                        June 30,    December 31,
                                          2005          2004      Estimated Life
                                      -----------   -----------   --------------
Customer contracts                    $ 5,568,547   $         -        3 years
Licensing fee .....................             -     1,551,891      2-5 years
Other intangible ..................             -       188,116        5 years
                                      -----------   -----------
                                        5,568,547     1,740,007
Less: accumulated amortization ....       (77,858)     (468,072)
                                      -----------   -----------
         Intangible Assets, net ...   $ 5,490,689   $ 1,271,935
                                      ===========   ===========

         Total amortization expense for the six months ended June 30, 2005 was $77,858.

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with the KDDI contracts.

NOTE 10. OTHER ASSETS

         Other assets were $1,614,162 and $200,641 as of June 30, 2005 and December 31, 2004, respectively. Such assets as of June 30, 2005 included loans receivable from Kyushu Tesco Co Ltd used to fund the growth of the Timothy World Co Ltd business and other deposits and loans held by Rex Tokyo and a bond related to Global Hotline's leased offices. Such assets as of December 31, 2004 included other deposits and loans held by Rex Tokyo.

         Timothy World Ltd entered into a Loan Agreement dated November 30, 2004 with Kyushu Tesco in the amount of 84,017,248 Yen, or $816,732, for use to expand the Timothy World business. The loan requires seventeen monthly payments starting December 2005, with a final payment in June 2007. The loan accrues interest at 2% and is cosigned by the Chief Executive Officer of Kyushu Tesco. In addition, the loan is secured by the inventories and other assets of Kyushu Tesco.

NOTE 11. ACCRUED LIABILITIES

         Accrued liabilities were $3,563,914 and $529,198 as of June 30, 2005 and December 31, 2004, respectively. Such liabilities as of June 30, 2005 included (i) accrued financing fees related to the convertible debentures and accrued legal at IA Global, (ii) accrued audit fees and employee expenses at Rex Tokyo, and (iii) accrued agent commissions and salary at Global Hotline. Such liabilities as of December 31, 2004 included accrued legal at IA Global and accrued audit fees and employee expenses at Rex Tokyo.

NOTE 12. DEBT AND DEBT - AFFILIATED PARTY

         Debt and debt - affiliated party as of June 30, 2005 and December 31, 2004, was as follows:

                                                    June 30,        December 31,
                                                      2005              2004
                                                  -----------       -----------

Long term debt- ............................      $         -       $         -

Mizuho Bank Co Ltd .........................          765,202                 -

Chiba Bank Ltd .............................        1,732,682                 -

Inter Asset Japan Co Ltd ...................          587,809                 -
                                                  -----------       -----------

Total long term debt .......................        3,085,693                 -

Nihon Shinko Bank Co- affiliated party .....                -           727,429

Convertible debentures .....................        2,500,000                 -
                                                  -----------       -----------

Total debt .................................        5,585,693           727,429

Current portion of long term debt ..........       (1,484,609)         (484,966)
                                                  -----------       -----------

Net long term debt .........................      $ 4,101,084       $   242,463
                                                  ===========       ===========

         On June 30, 2004, Rex Tokyo entered into a 100,000,000 Yen or approximately $923,275 working capital loan with Nihon Shinko Bank Co for use as operating capital. The loan required twenty three monthly payments of 4,167,000 Yen or approximately $37,500 plus interest starting July 29, 2004, with a final payment of 4,159,000 Yen or approximately $37,500 plus interest due on June 29, 2006. The loan accrues interest at 9.75% based on the Japanese Yen TIBOR rate, which is adjustable quarterly. The loan is cosigned by the CEO of Rex Tokyo and has certain covenants, including interest coverage, minimum assets and minimum equity. Certain activities are prohibited without the bank's consent, including distribution of profits to stockholders, entry into new businesses and leases in excess of certain targets. The loan is not secured.

         Inter Asset Japan Co. Ltd. ("IAJ"), and Terra Firma Fund Ltd. ("Terra Firma"), significant shareholders in the company, collectively own approximately 14.5% of Nihon Shinko Bank Co. However, IAJ does not control Nihon Shinko Bank Co and the transaction and terms were established on an arms-length basis.

         On January 18, 2005, Rex Tokyo refinanced a 100,000,000 Yen working capital loan with Nihon Shinko Bank Co by entering into a 100,000,000 Yen loan or approximately $978,761 with Mizuho Bank Co Ltd, an unrelated Japanese bank. The Nihon Shinko loan was used to expand the Rex Tokyo business.

         The loan requires thirteen quarterly payments of 7,692,000 Yen or approximately $75,286 plus interest starting March 31, 2005, with a final payment of 7,696,000 Yen or approximately $75,325 plus interest due on March 31, 2008. The loan accrues interest at 3.2% and is guaranteed by the CEO of Rex Tokyo. There are no covenants or security requirements related to the loan.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $940,000 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan was used to fund Rex Tokyo's growth.

         The loan requires thirty five monthly payments of 2,800,000 Yen or approximately $26,000 plus interest starting April 25, 2005, with a final payment of 2,000,000 Yen, or approximately $19,000 plus interest, due on March 25, 2008. The loan accrues interest at 2.9% and is guaranteed by the CEO of Rex Tokyo. There are no covenants or security requirements related to the loan.

         On June 17, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $917,900 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         The loan requires thirty four monthly payments of 2,900,000 Yen or approximately $26,619 plus interest starting July 25, 2005, with a final payment of 1,400,000 Yen or approximately $12,851 plus interest, due on May 25, 2008. The loan accrues interest at 2.3% and is guaranteed by the Chief Executive Officer of Rex Tokyo. There are no covenants or security requirements related to the loan.

         On June 28, 2005, the company announced that it received commitments totaling $3,750,000 for convertible debentures. The company will use the proceeds from this financing to accelerate the formation of IAO Japan (a subsidiary of IAO that will serve as a holding company for new IAO Japanese businesses), to continue its merger and acquisition strategy and for general corporate purposes. This financing included a beneficial conversion feature, which increased the company's stockholders' equity by $1,250,000. The company recorded a subscription receivable of $3,750,000 as of June 30, 2005. On August 1, 2005, the company announced that it closed its sale of $3,750,000 of convertible debentures.

         The company has received subscription agreements from thirty four private Japanese investors. The terms of the convertible notes provide for a conversion price of $.30 per share, or 12,500,018 shares, until June 28, 2008, with an automatic conversion on June 28, 2008 at a 25% discount based on the trailing five day price prior to June 28, 2008. The coupon rate is 7.5% per annum payable in cash at the earlier of the conversion date or June 28, 2008. The company has committed to filing a registration statement covering the shares issuable upon conversion within thirty days of the closing. JPB (Switzerland) A.G., a party affiliated with our majority shareholder, advised the company on the transaction and will receive a 7% or $262,500 fee at funding.

NOTE 13. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND CERTAIN RELATIONSHIPS

         As of June 30, 2005, IAJ LBO Fund, PBAA Fund Ltd. ("PBAA"), Terra Firma, IAJ, Alan Margerison and Hiroki Isobe collectively hold approximately 75.1% of the company's common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Mr. Alan Margerison, the company's Director, President and Chief Executive Officer, currently serves as the Chairman of IAJ, and together with his business partner, Mr. Hiroki Isobe, control each of our Controlling Stockholders. Effective July 31, 2005, Alan Margerison resigned as Chairman of IAJ. On August 1, 2005, the company announced that Alan Margerison, the previous President and Chief Executive Officer, resigned from these positions but retains his role as Chairman and Director of IA Global.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of June 30, 2005, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

   Inter Asset Japan LBO No. 1 Fund owns:

                               IA Global, Inc........................  29.0%

   PBAA Fund Ltd. owns:

                               IA Global, Inc........................  26.2%

   Terra Firma Fund Ltd. owns:

                               IA Global, Inc........................  12.0%

   Inter Asset Japan Co., Ltd. owns:

                               IA Global, Inc........................   3.7%

   IA Global, Inc. owns:

                               Rex Tokyo Co. Ltd.....................  60.5%

                               Global Hotline, Inc................... 100.0% (2)

                               IA Global Acquisition Co.............. 100.0% (1)

   Mr. Hiroki Isobe owns:

                               IA Global, Inc........................   4.1%

   Mr. Alan Margerison

                               IA Global, Inc.........................   .14%

   Rex Tokyo Co Ltd            Timothy World.........................  60.0%

                               Colloboration Co Ltd.................. 100.0% (3)

                               Double R, Inc......................... 100.0% (4)

   Global Hotline, Inc.        Inforidge Co Ltd...................... 100.0%

                               Global Information Services Co Ltd.... 100.0%

   (1) Sold to Innovative Computing Group, Inc. on July 1, 2005. Increased to 100% on June 27, 2005.

   (2) Acquired June 15, 2005.

   (3) Formed March 25, 2005.

   (4) Formed June 17, 2005.

$1,500,000 CONVERTIBLE NOTE

         On March 21, 2004, PBAA, an affiliate of the company's majority shareholder, invested an additional $1.5 million into the company in a private placement transaction. Under the financing terms, the company issued a $1.5 million convertible note, convertible into 5 million shares of our common stock by July 31, 2004, representing a conversion price per share of $0.30, which was the fair-market value of the trailing five-day average closing price of our common stock prior to March 5, 2004, the date PBAA committed to make the investment. The conversion price was at market value and an allocation was not required for a beneficial conversion feature under EITF 98-5 or EITF 00-27.

         On June 18, 2004, the company announced that it had reached agreement with PBAA to convert the $1,500,000 note, plus accrued interest of approximately $20,000, into 5,065,037 shares of its common stock in accordance with the terms of the note.

$1,130,000 FINANCING

         On November 10, 2004, the company announced that PBAA, IAJ and Mr. Isobe have collectively invested an additional $1,130,000 into the company in a private placement transaction. PBAA and IAJ are existing shareholders of the company and, together with their affiliates, are the majority shareholders in the company. Mr. Isobe is affiliated with each of PBAA and IAJ and is a business partner with Alan Margerison, IA Global's CEO. The company will use the proceeds from this financing to accelerate the development of the Rex Tokyo business and for general corporate purposes. This financing will also increase stockholders' equity which is required in order for the company to maintain its AMEX listing.

         Under the financing terms, 4,448,820 shares of common stock were issued at a price per share of $0.254, which was the fair-market value of the trailing five-day average closing price prior to November 8, 2004, the date the investors committed to make the investment.

REX TOKYO DISTRIBUTION AGREEMENT WITH HIROYUKI EJIMA

         During 1998, Rex Tokyo agreed to pay monthly 5,000,000 Yen or approximately $47,000 at current exchange rates to a majority-owned company of the Chief Executive Officer of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2004 sales of approximately $2,800,000.

NOTE 14. EQUITY TRANSACTIONS

         During the six months ended June 30, 2005, the following stockholder equity events occurred:

         On February 7, 2005, the company granted 30,000 stock options in total at an exercise price of $.29 per share to employees of Rex Tokyo. These options vest quarterly over three years and expire on February 7, 2015.

         On May 12, 2005, the company acquired 350,000 shares of IA Global common stock valued at $.16 per share when it closed the divestiture of Fan Club to TK Partners, formerly Cyber Holdings Co Ltd.

         At the 2005 Annual Meeting of Stockholder held on June 3, 2005, the proposal to amend our certificate of incorporation to increase the number of authorized shares from 150,000,000 to 200,000,000, was approved.

         On June 15, 2005, the company closed the acquisition of Global Hotline, a privately held Japanese company. The transaction was structured as a share exchange in which the company agreed to issue 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The common stock of the company issued had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500.

         On June 23, 2005, the company granted 1,500,000 of stock options at an exercise price of $.20 per share for the management and employees of Global Hotline. The stock options vest quarterly over three years and expire in June 23, 2015.

         On June 28, 2005, the company announced that it received commitments totaling $3,750,000 for convertible debentures. This financing includes a beneficial conversion feature, which increased the company's stockholders' equity by $1,250,000 as of June 30, 2005. On July 29, 2005, the company closed its sale of $3,750,000 of convertible debentures.

         On June 28, 2005, the company signed a subscription agreement with Mr. Honda, a Japanese investor. The company sold 350,000 shares of restricted common stock at $.17 per share. The company recorded a subscription receivable of $59,500 as of June 30, 2005, which was subsequently received on July 25, 2005.

NOTE 15. THIRD PARTY LICENSES AND AGREEMENTS

         Global Hotline has two contracts with a KDDI, a significant Japanese telecommunications company. The first contract covers the period October 1, 2004 thru September 30, 2005 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 841,000,000 Yen or $7,600,000 under this contract. The second contract covers the period March 16, 2005 through March 31, 2006 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 2,925,000,000 Yen or $26,400,000, under this contract. If the targets are not achieved on a quarterly basis, then Global Hotline will be required to refund a portion of the revenue to the customer. The contracts may be cancelled by KDDI if Global Hotline commits a material breach as defined in the contracts. Absent a material breach by Global Hotline, the contracts shall be extended.

         Global Hotline entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation for the first contract. The agreement has a one year term and provides for lines sold and penalties that protect the revenues and profits of the first KDDI contract. The contract can be cancelled under certain conditions and Global Hotline can extend the contract. Global Hotline utilizes two agents to support 3S Networks Global Hotline has two call center operations to support the second contract.

NOTE 16. COMMITMENTS AND CONTINGENCIES

         As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the Company, IAJ and David Badner, a major stockholder and former consultant to us, Mr. Badner has agreed to indemnify and hold us harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, the company notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner intends to contest his indemnification obligation.

         On November 5, 2004, the company received notice from the American Arbitration Association in New York City ("Arbitrator") that Mr. Badner has commenced an arbitration proceeding against the company, our major shareholder, IAJ, and certain officers of the Company and IAJ relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $6 million plus interest and costs and punitive and exemplary damages in an amount to be determined.

         On January 7, 2005, the company received notice from the Arbitrator that Mr. Badner had amended his arbitration claim against the company and our major shareholder, IAJ. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the Agreement and Assignment were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from fraud and misrepresentation. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, the company filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim filed on January 7, 2005. The company is seeking an award of actual damages in the sum according to proof, plus interest, costs and attorneys' fees, on our counterclaims against David Badner. Arbitration is scheduled for December 2005.

         We have appropriately responded to Mr. Badner's allegations by way of our answer and counterclaims and we intend to vigorously defend against his claims. We do not have insurance to cover this claim and there is no guarantee that we will be successful in defending these claims.

         During 1998, Rex Tokyo agreed to pay monthly 5,000,000 Yen or approximately $47,000 at current exchange rates to a majority-owned company of the Chief Executive Officer of Rex Tokyo for assigning the distribution rights for certain lock products in Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2004 sales of approximately $2,800,000.

         On November 19, 2004, the company amended its employment agreement with Mark Scott to serve, for a term of two years, as Chief Financial Officer at an annual rate of $165,000. Mr. Scott is eligible to receive compensation, including options, bonuses up to $40,000 and benefits, at the discretion of our compensation committee. Mr. Scott works full time for the company. This employment agreement also contain provisions for confidentiality for the term of the agreement and thereafter. The employment agreement also provides for a severance payment in the amount of 33% of the executive's annual base salary in the event that the employee is terminated by the company without cause. On May 16, 2005, the company entered into an Amendment to Employment Agreement with Mark Scott whereby his 2005 bonus program was amended.

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

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, which operates as a holding company, (ii) Rex Tokyo, a supplier and installer of parts to the Pachinko and slot machine gaming industry, (iii) Global Hotline, a call center operator and reseller of telephone and broadband lines in Japan (iv) Fan Club, which on May 12, 2005, the company announced the sale to TK Partners, formerly Cyber Holdings Co Ltd and (v) IA Global Acquisition Co, which on July 15, 2005, with an effective date of July 1, 2005, the company announced the closing of the divestiture of its wholly owned subsidiary and its remaining holdings related to QuikCAT to Ominira, that is affiliated with Innovative Computing Group, Inc., the founder of QuikCAT. In accordance with SFAS 144, the company accounted for the losses of Fan Club and IA Global Acquisition Co for the three and six months ended June 30, 2005 as discontinued operations in its consolidated statement of operations.

         The following table presents revenues, operating income (loss) and total assets by company for the three and six months ended June 30, 2005 and 2004:

(dollars in thousands)
                                                             Global
                               IA Global,     Rex Tokyo      Hotline                    Discontinued
Company                           Inc.         Co Ltd        Co Ltd          Total       Operations        Total
-------------------------      ----------     ---------      -------       --------     ------------      --------
Three Months Ended:
  June 30, 2005
  Revenue ...............       $     -        $ 7,693       $   893       $  8,586        $     -         $ 8,586

  Operating income (loss)          (168)        (1,083)         (205)        (1,456)             -          (1,456)

  Total assets ..........         5,031          8,632        10,160         23,822            555          24,377

  June 30, 2004
  Revenue ...............       $     -        $ 8,537       $     -       $  8,537        $   845         $ 9,382

  Operating income (loss)          (263)            57             -           (206)           (48)           (254)

  Total assets ..........           837          8,378             -          9,215          2,483          11,698

Six  Months Ended:
  June 30, 2005
  Revenue ...............       $     -        $ 13,517      $   893       $ 14,410        $     -        $ 14,410

  Operating income (loss)          (470)        (1,406)         (205)        (2,081)             -          (2,081)

  Total assets ..........         5,031          8,632        10,160         23,822            555          24,377

  June 30, 2004
  Revenue ...............       $     -        $ 9,638       $     -       $  9,638        $ 1,775        $ 11,413

  Operating income (loss)          (778)           190             -           (588)           (29)           (617)

  Total assets ..........           837          8,378             -          9,215          2,483          11,698

                                                                                         Discontinued
Geographic Region                 U.S.          Japan                        Total        Operations        Total
-------------------------       -------        -------                     --------      ------------     --------
Three Months Ended:
  June 30, 2005
  Revenue ...............       $     -        $ 8,586                     $  8,586        $     -        $  8,586

  Operating income (loss)          (168)        (1,288)                      (1,456)             -          (1,456)

  Total assets ..........         5,031         18,791                       23,822            555          24,377

  June 30, 2004
  Revenue ...............       $     -        $ 8,537                     $  8,537        $   845        $  9,382

  Operating income (loss)          (263)            57                         (206)           (48)           (254)

  Total assets ..........           837          8,378                        9,215          2,483          11,698

Six Months Ended:
  June 30, 2005
  Revenue ...............       $     -        $14,410                     $ 14,410        $     -        $ 14,410

  Operating income (loss)          (470)        (1,611)                      (2,081)             -          (2,081)

  Total assets ..........         5,031         18,791                       23,822            555          24,377

  June 30, 2004
  Revenue ...............       $     -        $ 9,638                     $  9,638        $ 1,775        $ 11,413

  Operating income (loss)          (778)           190                         (588)           (29)           (617)

  Total assets ..........           837          8,378                        9,215          2,483          11,698


The following reconciles operating loss to net loss:

(dollars in thousands)
                                                     Three Months Ended             Six Months Ended
                                                          June 30,                      June 30,
                                                   ----------------------        ----------------------
                                                     2005           2004           2005           2004
                                                   -------        -------        -------        -------
Operating loss .............................       $(1,456)       $  (254)       $(2,081)       $  (617)

Other income (expense) .....................            (2)           120             30            124
                                                   -------        -------        -------        -------

Loss  from continuing operations
  before minority interests and income taxes        (1,458)          (134)        (2,051)          (493)

Minority interests .........................          (274)            34           (376)            69
                                                   -------        -------        -------        -------

Loss from continuing operations
  before income taxes ......................        (1,184)          (168)        (1,675)          (562)

Income tax (benefit) provision .............          (459)           127           (652)           202
                                                   -------        -------        -------        -------

Net loss from continuing operations ........          (725)          (295)        (1,023)          (764)

Loss from discontinued operations ..........          (166)             -           (412)             -
                                                   -------        -------        -------        -------

Net loss ...................................       $  (891)       $  (295)       $(1,435)       $  (764)
                                                   =======        =======        =======        =======

NOTE 18. SUBSEQUENT EVENTS

         The company announced the closing of the divestiture of its wholly owned subsidiary, IA Global Acquisition Co and its remaining holdings related to QuikCAT to Ominira, that is affiliated with Innovative Computing Group, Inc., the founder of QuikCAT. The closing occurred on July 15, 2005, with an effective date of July 1, 2005.

         As part of this transaction, the company sold the subsidiary, including the remaining rights and assets of QuikCAT which were acquired out of Chapter 11 bankruptcy on June 10, 2004. In addition, the company assigned its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products, and Ominira assumed certain IA Global Acquisition Co liabilities. The total purchase price was $620,000, which will be paid with a note that is due in installments from September 2005 to June 2006. The note is secured by the assets sold to Ominira. The company assumed the rights and obligations under the previously announced divestitures of its Internet accelerator business outside of North America and in North America to its joint venture partner QuikCAT Australia and its affiliate NanoCAT Technologies Pte Ltd.

         On July 29, 2005, the company announced that Global Hotline had received 717,000,000 Yen, or approximately $6,459,000 from KDDI, a significant Japanese telecommunications company. This amount was primarily an advance of the quarterly payment under its contract with KDDI and will be used to fund the operations of Global Hotline.

         Effective July 31, 2005, Alan Margerison resigned as Chairman of IAJ.

         On July 29, 2005, the company closed its sale of $3,750,000 of convertible debentures, which it previously announced on June 28, 2005.

         On August 1, 2005, the company announced the promotion of Mark Scott to President and Chief Financial Officer. Alan Margerison, the previous President and Chief Executive Officer, resigned from these positions but retains his role as Chairman and Director of IA Global. There was no disagreement on any matter related to the Company's operations, policies or practices that led to Mr. Margerison's resignation.

         On August 3, 2005, the compensation committee approved 100,000 of stock options for each of the directors of the company: Mark Scott, Raymond Christinson, Jun Kumamoto and Eric La Cara. The options were granted at the fair market price of $.26 per share on August 1, 2005. In accordance with 2000 stock option plan, the stock options vest quarterly over three years and expire on August 1, 2015.

         On August 3, 2005, the compensation committee approved an increase in Mark Scott's annual compensation to $183,000, which is effective as of August 1, 2005.

         On August 3, 2005, the compensation committee approved a monthly chairman fee for Alan Margerison of $2,200, which is effective as of August 1, 2005. In addition, Mr. Margerison terminated his employment agreement dated February 3, 2003 and forfeited 1,000,000 stock options of the 2,000,000 stock options granted on June 15, 2003 at $.20 per share.

         On August 4, 2005, the company filed a registration statement covering 16,638,772 shares of our common stock related to the Rex Tokyo and Global Hotline acquisitions and certain private placements.

         On August 11, 2005, the company filed a registration statement covering 12,500,018 shares issuable upon conversion of the $3,750,000 convertible debentures as required in the subscription agreement.

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

         We operate primarily as a holding company. We intend to grow our Rex Tokyo and Global Hotline businesses. Also, we intend to further increase the number of our majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the gaming, entertainment and technology markets.

         Rex Tokyo received a 100,000,000 Yen or approximately $923,275 working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital on June 30, 2004. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen or approximately $978,761 loan with Mizuho Bank Co Ltd, an unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen, or approximately $940,000 at current exchange rates, working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On June 17, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $917,900 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to accelerate the formation of IAO Japan (a subsidiary of IAO that will serve as a holding company for new IAO Japanese businesses), to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005.

         The acquisition of Global Hotline, a privately held Japanese company, closed on June 15, 2005. We expect GHI to contribute $16,000,000 to $18,000,000 in sales to IA Global during 2005 and $27,000,000 to $29,000,000 in sales through March 31, 2006. We expect GHI to be profitable on a stand-alone basis starting in the third or fourth quarter of 2005 and help IA Global to achieve our goal of being profitable for 2005.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Global Hotline and subsidiaries, to acquire businesses and to meet the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity by July 31, 2005, for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

KEY MARKET OPPORTUNITIES

         Building on the acquisitions of Rex Tokyo and Global Hotline, our key market opportunities include:

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

         o Expanding the Global Hotline business with additional products and contracts.

         o Expanding the Global Hotline business by renewing the KDDI contracts.

         o Expanding operations by selectively acquiring other quality companies in Japan.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to risks associated with our AMEX listing, legal claims, mergers and acquisitions, a volatile share price and limited insurance. These risks and uncertainties are discussed in "Factors That May Effect Future Results."

         Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth from operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. During the six months ended June 30, 2005, 45.3% of the company's revenues resulted from sales to one Chain Store. Any slow down in this side of the industry could significantly impact Rex Tokyo's ability to perform at its current revenue levels. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plans by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. Global Hotline may be affected by the following factors that would impact its ability to operate as a call center and reseller of telephone and broadband lines in Japan.

         o  Passing of new or changes in existing legislation;

         o  Impact of privacy laws;

         o  New competitors;

         o  Decreased pricing;

         o  KDDI not renewing its contracts;

         o  Default or lack of performance by its agents;

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         In addition, the Global Hotline business has a concentration of customers and suppliers with one customer and two agents, respectively. The Global Hotline business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect Global Hotline's ability to achieve the contract rates in the KDDI contracts and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid by KDDI under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

         We have expanded our operations by acquiring companies, primarily in Japan. We have been reliant on the company's majority shareholder in assisting us in raising financing to carry out these acquisitions. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Global Hotline, to acquire businesses and to meet AMEX requirements of $6 million in stockholders' equity by July 31, 2005 for continued listing of our shares. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise.

KEY TRENDS

         Over the last few years the Pachinko / Slot Machine gaming industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. The number of total stores in Japan has decreased during this time from approximately 18,000 to approximately 16,000. The number of stores owned by Chain Stores has increased dramatically, while the number of one-owner one-store establishments have decreased.

         In addition, the increase in market penetration of slot machines as opposed to the more traditional Pachinko machines, has resulted in slot machines making over 30% of the market in terms of total number of machines in stores. Rex Tokyo has focused heavily on the slot machine side of the industry.

         One of the key trends in the Japanese telecommunications market is the significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider.

KEY DRIVERS

         One of the key drivers in the Pachinko / Slot Machine gaming industry expansion has been the rapid pace of new store openings by the Chain Stores. These stores have put an emphasis on automating the operation within the store as much as possible, and reducing the overhead of labor costs. Suppliers of automated equipment, such as automatic medal dispenser and cigarette ash disposal machines, have benefited from this expansion.

         One of the key drivers in the Japanese telecommunications market is the significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider.

OUR STRATEGY

         We operate primarily as a holding company. We intend to grow our Rex Tokyo and Global Hotline businesses. Also, we intend to further increase the number of majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the gaming, entertainment and technology markets.

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                                       Three Months Ended June 30,
                                                            ---------------------------------------------------
                                                              2005          2004       $ Variance    % Variance
                                                            -------       -------      ----------    ----------
Revenue ..............................................      $ 8,586       $ 9,382       $  (796)        -8.5%

Cost of sales ........................................        7,581         7,916          (335)        -4.2%
                                                            -------       -------       -------       -------

Gross profit .........................................        1,005         1,466          (461)       -31.4%
                                                            -------       -------       -------       -------

Expenses:
Selling, general and
  administrative expenses ............................        2,461         1,720           741         43.1%
                                                            -------       -------       -------       -------
Total expenses .......................................        2,461         1,720           741         43.1%
                                                            -------       -------       -------       -------

Operating loss .......................................       (1,456)         (254)       (1,202)       473.2%
                                                            -------       -------       -------       -------

Other Income (Expense):
Interest income ......................................            -             5            (5)          *
Interest expense .....................................          (19)          (14)           (5)        35.7%
Other Income .........................................           10           146          (136)       -93.2%
Foreign currency transaction adjustment ..............          (92)            -           (92)          *
Loss on equity investment in QuikCAT Australia Pty Ltd            -           (17)           17           *
Gain on sale of Fan Club Entertainment Co Ltd ........           99             -            99           *
                                                            -------       -------       -------       -------
Total other income (expense) .........................           (2)          120          (122)      -101.7%
                                                            -------       -------       -------       -------
Loss before minority interests .......................       (1,458)         (134)       (1,324)       988.1%
  and income taxes
Minority interests ...................................         (274)           34          (308)       905.9%
                                                            -------       -------       -------       -------
Loss before income taxes
  taxes ..............................................       (1,184)         (168)       (1,016)       604.8%
Income taxes:
Current (benefit) provision ..........................         (459)          114          (573)       502.6%
Deferred provision ...................................            -            13           (13)          *
                                                            -------       -------       -------       -------
Loss from continuing operations ......................         (725)         (295)         (430)       145.8%
Loss from discontinued operations ....................         (166)            -          (166)          *
                                                            -------       -------       -------       -------
Net loss .............................................      $  (891)      $  (295)      $  (596)       202.0%
                                                            =======       =======       =======       =======

(dollars in thousands)
                                                                        Six Months Ended June 30,
                                                            ---------------------------------------------------
                                                              2005          2004       $ Variance    % Variance
                                                            -------       -------      ----------    ----------
Revenue ..............................................      $14,410       $11,413       $ 2,997          26.3%

Cost of sales ........................................       12,104         9,428         2,676          28.4%
                                                            -------       -------       -------       --------

Gross profit .........................................        2,306         1,985           321          16.2%
                                                            -------       -------       -------       --------

Expenses:
Selling, general and
  administrative expenses ............................        4,387         2,602         1,785          68.6%
                                                            -------       -------       -------       --------
Total expenses .......................................        4,387         2,602         1,785          68.6%
                                                            -------       -------       -------       --------

Operating loss .......................................       (2,081)         (617)       (1,464)        237.3%
                                                            -------       -------       -------       --------

Other Income (Expense):
Interest income ......................................            6             8            (2)        -25.0%
Interest expense .....................................          (42)          (20)          (22)        110.0%
Other Income .........................................           40           149          (109)        -73.2%
Foreign currency transaction adjustment ..............          (73)            2           (75)      -3750.0%
Gain on equity investment in QuikCAT Australia Pty Ltd            -           (15)           15            *
Gain on sale of Fan Club Entertainment Co Ltd ........           99             -            99            *
                                                            -------       -------       -------       --------
Total other income (expense) .........................           30           124           (94)        -75.8%
                                                            -------       -------       -------       --------
Loss before minority interests .......................       (2,051)         (493)       (1,558)        316.0%
  and income taxes
Minority interests ...................................         (376)           69          (445)        644.9%
                                                            -------       -------       -------       --------
Loss before income taxes
  taxes ..............................................       (1,675)         (562)       (1,113)        198.0%
Income taxes:
Current (benefit) provision ..........................         (652)          178          (830)        466.3%
Deferred provision ...................................            -            24           (24)           *
                                                            -------       -------       -------       --------
Loss from continuing operations ......................       (1,023)         (764)         (259)         33.9%
Loss from discontinued operations ....................         (412)            -          (412)           *
                                                            -------       -------       -------       --------
Net loss .............................................      $(1,435)      $  (764)      $  (671)         87.8%
                                                            =======       =======       =======       =======

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2004

NET REVENUE

         Net revenue for the three months ended June 30, 2005 decreased $796,000 to $8,586,000, as compared to the three months ended June 30, 2004. Rex Tokyo recorded revenue of $7,693,000 and Global Hotline recorded revenue of $893,000. Global Hotline was acquired on June 15, 2005. The Rex Tokyo decrease was due to order delays from Rex Tokyo's major customer.

         In the prior year, Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $8,537,000 and Fan Club recorded revenue of $845,000. Fan Club was sold on May 12, 2005.

COST OF SALES

         Cost of sales for the three months ended June 30, 2005 decreased $335,000 to $7,581,000 as compared to the three months ended June 30, 2004. This was due to Rex Tokyo cost of sales of $7,154,000 consisting primarily of inventory purchases and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Global Hotline cost of sales was $427,000 and this is primarily related to outsourced call center operations to support the KDDI contracts. The Rex Tokyo decrease primarily relates to order delays from Rex Tokyo's major customer, offset by revenue increases for low margin products for Timothy World, Collaboration Co Ltd and Double R. Inc.

EXPENSES

         Selling, general and administrative expenses for the three months ended June 30, 2005 increased $741,000 to $2,461,000, as compared to the three months ended June 30, 2004. This was due to increased operating expenses of $1,623,000 related to Rex Tokyo and $670,000 related to Global Hotline.

         For 2005 and 2004, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relation, legal and other general and administrative costs. The difference in the current period compared to the prior period is primarily due to the acquisition of Rex Tokyo on March 18, 2004, IA Global Acquisition Co on June 10, 2004 and Global Hotline on June 15, 2005 and the sale of Fan Club on May 12, 2005 and IA Global Acquisition Co on July 1, 2005.

OTHER INCOME/ EXPENSE

         Other expense for the three months ended June 30, 2005 was $2,000 as compared to other income of $120,000 for the three months ended June 30, 2004. The 2005 other expense was primarily due to foreign currency translation adjustment of $92,000, offset by the gain on sale of $99,000, both related to the sale of Fan Club.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $725,000 for the three months ended June 30, 2005 as compared to a net loss of $295,000 for the three months ended June 30, 2004. The reasons for the decreased loss were discussed above.

NET LOSS

         Net loss was $891,000 for the three months ended June 30, 2005 as compared to a net loss of $295,000 for the three months ended June 30, 2004. The reasons for the decreased loss were discussed above.

         In accordance with SFAS 144, we accounted for the Fan Club loss of $52,000 and the IA Global Acquisition loss of $114,000 for the quarter ended June 30, 2005 as discontinued operations in our consolidated statement of operations.

GRANT OF STOCK OPTIONS

         On June 23, 2005, we granted 1,500,000 of stock options at an exercise price of $.20 per share for the management and employees of Global Hotline. The stock options vest quarterly over three years and expire in June 23,2015.

         We have not recorded any compensation expense for stock options granted to employees during the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

         Net revenue for the six months ended June 30, 2005 increased $2,997,000 to $14,410,000, as compared to the six months ended June 30, 2004. Rex Tokyo recorded revenue of $13,517,000 and Global Hotline recorded revenue of $893,000. Global Hotline was acquired June 15, 2005.

         In the prior year, Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $9,638,000 and Fan Club recorded revenue of $1,775,000. Fan Club was sold May 12, 2005.

COST OF SALES

         Cost of sales for the six months ended June 30, 2005 increased $2,676,000 to $12,104,000 as compared to the six months ended June 30, 2004. This increase was due to Rex Tokyo cost of sales of $11,677,000 consisting primarily of inventory purchases and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Global Hotline cost of sales was $427,000 and this primarily related to outsourced call center operations to support the KDDI contracts.

EXPENSES

         Selling, general and administrative expenses for the six months ended June 30, 2005 increased $1,785,000 to $4,387,000, as compared to the six months ended June 30, 2004. This was due to increased operating expenses of $3,247,000 related to Rex Tokyo and $670,000 related to Global Hotline.

         For 2005 and 2004, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relation, legal and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Rex Tokyo on March 18, 2004, IA Global Acquisition Co on June 10, 2004 and Global Hotline on June 15, 2005 and the sale of Fan Club on May 12, 2005 and IA Global Acquisition Co on July 1, 2005.

OTHER INCOME/ EXPENSE

         Other income for the six months ended June 30, 2005 was $30,000 as compared to $124,000 for the six months ended June 30, 2004. The 2005 other income was primarily due to foreign currency translation adjustment of $73,000, offset by the gain on sale of $99,000, both primarily related to the sale of Fan Club.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $1,023,000 for the six months ended June 30, 2005 as compared to a net loss of $764,000 for the six months ended June 30, 2004. The reasons for the decreased loss were discussed above.

NET LOSS

         Net loss was $1,435,000 for the six months ended June 30, 2005 as compared to a net loss of $764,000 for the six months ended June 30, 2004. The reasons for the decreased loss were discussed above.

         In accordance with SFAS 144, we accounted for the Fan Club loss of $257,000 and the IA Global Acquisition loss of $155,000 for the six months ended June 30, 2005 as discontinued operations in our consolidated statement of operations.

GRANT OF STOCK OPTIONS

         On June 23, 2005, we granted 1,500,000 of stock options at an exercise price of $.20 per share for the management and employees of Global Hotline. The stock options vest quarterly over three years and expire in June 23, 2015.

         On February 7, 2005, we granted 30,000 stock options in total at an exercise price of $.29 per share to employees of Rex Tokyo. These options vest quarterly over three years and expire on February 7, 2015.

         We have not recorded any compensation expense for stock options granted to employees during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $3,499,000 and net working capital of approximately $3,348,000 as of June 30, 2005. We had a net loss from continuing operations of approximately $1,023,000 for the six months ended June 30, 2005 and $764,000 for the year ended December 31, 2004. We expect our net loss from operations to decrease in 2005, but to continue for the foreseeable future.

         Rex Tokyo received a 100,000,000 Yen or approximately $923,275 working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital on June 30, 2004. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen or approximately $978,761 loan with Mizuho Bank Co Ltd, an unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $940,000 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On June 17, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $917,900 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to accelerate the formation of IAO Japan (a subsidiary of IAO that will serve as a holding company for new IAO Japanese businesses), to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Global Hotline, to acquire businesses and to meet the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity by July 31, 2005, for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.1 million as of June 30, 2005, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt and $0.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $13.8 million, including $6.9 million issued for services, $3.6 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from short-term and long-term debt with approximately $3,086,000 million was outstanding as of June 30, 2005.

OPERATING ACTIVITIES

         Net cash used in operations for the six months ended June 30, 2005 was $3,469,000. This amount was primarily related to a net loss of $1,435,000, an increase in inventory of $541,000, an increase in income tax receivable-foreign of $611,000, an increase in other assets of $957,000, a decrease in minority interest liability of $840,000, a decrease in accounts payable of $3,558,000 and a decrease in deferred revenue of $558,000. This was offset by a decrease in accounts receivable of $3,366,000, a decrease in prepaid expenses of $888,000 and an increase in accrued and other liabilities of $1,131,000.

         Net cash used in operations for the six months ended June 30, 2005 reflects order delays from Rex Tokyo's major customer and normal low sales quarters for Rex Tokyo.

INVESTING ACTIVITIES

         Net cash provided by investing activities for the six months ended June 30, 2005 was $1,547,000. This amount related to $1,240,000 in cash obtained from our acquisition of Global Hotline on June 15, 2005.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the six months ended June 30, 2005 was $1,818,000. This amount related to proceeds from long term debt of $2,837,000, offset by repayment of long term debt-affiliated party and long term debt of $1,019,000.

         Rex Tokyo received a 100,000,000 Yen, or $923,275 working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital on June 30, 2004. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen, or $978,761 loan with Mizuho Bank Co Ltd, an unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen, or approximately $940,000 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On June 17, 2005, Rex Tokyo received a 100,000,000 Yen, or approximately $917,900 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         Other Material Commitments. The Company's contractual cash obligations as of June 30, 2005 are summarized in the table below (1):

                                                Less Than                                  Greater Than
Contractual Cash Obligations       Total         1 Year         1-3 Years     3-5 Years      5 Years
----------------------------     ----------     ----------     ----------     ---------    ------------
Operating leases ...........     $1,054,708     $  687,303     $  258,815     $ 108,590        $ 0

Capital lease obligations ..        143,210         39,315         64,629        39,266          0

Long term debt repayment ...      3,085,692      1,484,608      1,601,084             0          0

Capital expenditures .......        100,000        100,000              0             0          0

Acquisitions ...............        100,000        100,000              0             0          0
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

INTANGIBLE ASSETS

         Other intangible assets primarily relate to the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline over thirty six months on a straight - line basis, which is the expected life of the KDDI agreements.

REVENUE RECOGNITION

         We recognize revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, and collectibility is reasonably assured. We account for certain Rex Tokyo construction contracts/projects on the percentage-of-completion method and under this method, income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately.

         Global Hotline revenue was derived from operating call centers and reselling of telephone and broadband lines in Japan. Revenue for the initial KDDI contract has been recorded based on the contract with KDDI because the revenue have been guaranteed by the agent and the collectibility is reasonably assured. Revenue for the second KDDI contract is considered realized when the services have been provided to the customer, the work has been accepted by KDDI and collectibility is reasonably assured.

         Revenues are deferred when cash has been received from KDDI but the revenue has not been recognized. The company has recorded $3,638,243 of deferred revenue as of June 30, 2005.

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

OUR COMMON STOCK COULD BE DELISTED FROM AMEX.

         In May 2003, we received notice from the AMEX Staff indicating that we were below certain of AMEX's continued listing standards, due to losses in two of our most recent fiscal years with shareholder equity below $2 million, and had sustained losses so substantial in our overall operations that it appeared questionable, in the opinion of the AMEX, as to whether we would be able to continue operations, as set forth in Section 1003(a)(i) and Section 1003(a)(iv) of the AMEX Company Guide. We were afforded the opportunity to submit a plan of compliance to AMEX and on July 7, 2003 presented the plan, with a further amended submission on September 8, 2003. On September 30, 2003, AMEX notified us that it accepted our plan of compliance and granted us an extension until November 27, 2004 to regain compliance with the continued listing standards. We were subject to periodic review by AMEX Staff during the extension period, during which we were required to make progress consistent with our plan and to regain compliance with the continued listing standards.

         On October 7, 2004, we received notice from the AMEX Staff that we were not in compliance with Section 1003(a)(ii), which requires a company to have shareholders' equity of not less than $4 million if the company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. AMEX Staff also informed us in that letter that we must submit a description of the acquisition and/or investment that would bring the company into compliance with all continued listing standards by November 27, 2004. In addition, the AMEX Staff notified us that if we did not have at least $6 million in shareholders' equity in our financial report on Form 10-K for the fiscal year ending December 31, 2004, that we would also not be in compliance with Section 1003(a)(iii) of the AMEX Company Guide, which requires a company to have $6 million in shareholders' equity if the company has sustained losses from continuing operations and/or net losses in our five most recent fiscal years.

         On November 10, 2004, we announced that PBAA, IAJ and Mr. Isobe collectively invested an additional $1,130,000 into the company in a private placement. This increased our stockholder's equity to approximately $4.3 million on November 9, 2004.

         On December 27, 2004, we received notice from the AMEX Staff that we evidenced compliance with the requirements for continued listing on AMEX.

         In addition, the AMEX Staff reminded us that we have become subject to
Section 1009(h) of the AMEX Company Guide and our financial report on Form 10-K for the fiscal year ending December 31, 2004, when it is was filed on approximately April 15, 2005, must evidence compliance with Section 1003(a)(iii) of the AMEX Company Guide, which requires a company to have shareholders' equity above $6 million, provided the company expects to incur losses from continuing operations and/or net losses in its five most recent fiscal years.

         On June 15, 2005, we announced that the acquisition of Global Hotline, a privately held Japanese company, had closed. The transaction was structured as a share exchange in which IAO issued 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The IAO common stock had a value of $0.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3.1 million. We expect the Global Hotline acquisition to increase our stockholder's equity by $3.1 million to above $6 million and to help us maintain our AMEX listing.

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. This financing includes a beneficial conversion feature, which is expected to increase the company's stockholders' equity by $1,250,000 to above $6.0 million as of June 30, 2005 and to help us maintain our AMEX listing.

         As part of the financing, we received subscription agreements from thirty-four private Japanese investors, which closed July 29, 2005. The terms of the convertible notes provide for a conversion price of $0.30 per share, or 12,500,018 shares, until June 28, 2008, with an automatic conversion on June 28, 2008 at a 25% discount based on the trailing five day price prior to June 28, 2008. The coupon rate is 7.5% per annum payable in cash at the earlier of the conversion date or June 28, 2008. The company has committed to filing a registration statement covering the shares issuable upon conversion within thirty days of the closing. JPB (Switzerland) A.G., a party affiliated with our majority shareholder, advised the company on the transaction and will receive a 7% fee at funding. This financing will significantly strengthen the financial position of the Company and increase our stockholder's equity to above $6 million as of June 30, 2005, which is above the $6 million required to maintain our AMEX listing.

         We are working to maintain our AMEX listing, but there can be no guarantee that this listing will be achieved after July 31, 2005. Not achieving our plan of compliance accepted by AMEX and the listing rules set forth in the AMEX Company Guide could result in our common stock being delisted from AMEX, which could materially affect the ability of our stockholders to dispose of their shares and reduce the liquidity of their investment. In addition, delisting could affect our ability to obtain financing to support future operations and acquisitions.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Global Hotline and subsidiaries, to acquire businesses and to meet our AMEX requirements of $6 million in stockholder's equity by July 31, 2005 for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

THE COMPANY IS EXPOSED TO LEGAL CLAIMS.

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

         On November 5, 2004, we received notice from the American Arbitration Association in New York City ("Arbitrator") that Mr. Badner has commenced an arbitration proceeding against us, our major shareholder, IAJ, and certain officers of the Company and IAJ relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the Company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $6 million plus interest and costs and punitive and exemplary damages in an amount to be determined.

         On January 7, 2005, we received notice from the Arbitrator that Mr. Badner had amended his arbitration claim against us and our major shareholder, IAJ. Mr. Badner alleges (i) unrestricted shares of the Company's stock to which he was entitled under the Agreement and Assignment were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from fraud and misrepresentation. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim filed on January 7, 2005. We are seeking an award of actual damages in the sum according to proof, plus interest, costs and attorneys' fees, on our counterclaims against Mr. Badner. Arbitration is scheduled for December 2005.

         We have appropriately responded to Mr. Badner's allegations by way of our answer and counterclaims and we intend to vigorously defend against his claims. We do not have insurance to cover this claim and there is no guarantee that we will be successful in defending these claims.

WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

         In the normal course of business, we may engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003, one acquisition in August 2003, one acquisition in March 2004, one acquisition in June 2004 and one acquisition in June 2005, invested in a joint venture in July 2003 and expanded the Rex Tokyo business as discussed, sold a business in December 2003, sold a business in May 2005 and sold a business in July 2005 and a joint venture in October 2004. Such transactions are accompanied by a number of risks, including:

         - Use of significant amounts of cash,

         - Potentially dilutive issuances of equity securities on potentially unfavorable terms,

         - Incurrence of debt on potentially unfavorable terms as well as amortization expenses related to goodwill and other intangible assets,

         - The possibility that we may pay too much cash or issue too much of our stock as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition, and

         - The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

         - The need to incorporate acquired technology, content or rights into our products and anticipated expenses related to such integration, and

         - The need to successfully develop an acquired in-process technology - to achieve the value currently capitalized as intangible assets.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

         - Quarterly variations in our operating results,

         - Announcements of technological innovations,

         - New product introductions by us or our competitors,

         - Competitive activities,

         - Announcements by us regarding significant acquisitions and divestitures, strategic relationships, capital expenditure commitments, liquidity and our AMEX listing,

         - Additions or departures of key personnel,

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of July 31, 2005, 97.4 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other Company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal stockholders and other Company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

WE HAVE LIMITED INSURANCE.

         We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A LIMITED OPERATING HISTORY.

         We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, we have shifted our revenue model from broadband entertainment channels and revenues derived from advertising to operating primarily as a holding company. We intend to grow our Rex Tokyo and Global Hotline businesses. Also, we intend to further increase the number of majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the gaming, entertainment and technology areas. Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets such as the market for gaming, entertainment and technology products and services.

         As we have such a limited history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         We have experienced net losses since inception. We expect our net losses from operations to decrease during 2005, but to continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

OUR CUSTOMER BASE IS CONCENTRATED.

         Rex Tokyo has one customer that was 45.1% of net revenues for the six months ended June 30, 2005. Global Hotline has one customer that is 6.1% of net revenues. We anticipate that significant customer concentration will continue for the foreseeable future. The loss of a significant customer would have a material adverse effect on our business, financial condition and results of operations.

OUR VENDOR BASE IS CONCENTRATED.

         Our vendor base is concentrated in a few major suppliers for Rex Tokyo and Global Hotline. We anticipate that significant vendor concentration will continue for the foreseeable future. Such concentration can result in unfavorable pricing, payment or supply terms and such terms would have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON CERTAIN THIRD PARTY LICENSES AND AGREEMENTS.

         During 1998, Rex Tokyo agreed to pay monthly 5,000,000 Yen or approximately $47,000 to a majority-owned company of the Chief Executive Officer of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2004 sales of approximately $2,800,0000.

         We have two contracts with a KDDI, a significant Japanese telecommunications company. The first contract covers the period October 1, 2004 thru September 30, 2005 and requires us to sell subscriber lines based on agreed monthly targets. We expect to be paid 841,000,000 Yen or $7,600,000 under this contract. The second contract covers the period March 16, 2005 through March 31, 2006 and requires us to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 2,925,000,000 Yen or $26,400,000, under this contract. If the targets are not achieved on a quarterly basis, then we will be required to refund a portion of the revenue to the customer. The contracts may be cancelled by KDDI if we commit a material breach as defined in the contracts. Absent a material breach by us, the contracts may be extended.

         We entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation for the first contract with KDDI. The agreement has a one year term and provides for lines sold and penalties that protect the revenues and profits of the first KDDI contract. The contract may be cancelled under certain conditions and we may extend the contract. We utilizes two agents to support 3S Networks. We have two call center operations to support the second contract with KDDI.

         Any cancellation of these agreements or lack of achievement of the contract targets would have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO COMPETITIVE PRESSURES.

         While we are not aware of any organization that is providing the complete suite of services under the same business model we are utilizing, in general, we face competition from entities that provide supply equipment and services to the Pachinko and gaming industry or which resell telephone and broadband lines in Japan. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

         In addition to the foregoing, some of our key customers or potential customers might decide to supply equipment or services to the Pachinko and gaming industry or resell telephone and broadband lines in Japan. Although this has not been the industry trend over the past year, if this were to happen, we might be adversely impacted thereby.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS.

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

WE ARE DEPENDENT ON KEY PERSONNEL.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

         As of August 1, 2005, IAJ LBO Fund, PBAA, Terra Firma, IAJ, and Hiroki Isobe collectively hold approximately 75.0% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages described in this Form 10-Q include the 11,580,000 shares of common stock issuable to IAJ LBO Fund upon the conversion of 1,158 shares of Series B preferred stock and excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issued by us to selling stockholders upon conversion of the convertible debentures. Such entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Stockholders.

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

WE ARE EXPOSED TO FOREIGN CURRENCY RISKS.

         The majority of our operations are located in Japan. We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen and US Dollar would have a material adverse effect on our business, financial condition and results of operations.

WE ARE EXPOSED TO CHANGES IN THE PACHINKO INDUSTRY.

         Over the last few years the Pachinko/Slot Machine industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. During the six months ended June 30, 2005, 45.1% of revenues resulted from sales to one Chain Store. Any slow down from this side of the industry could significantly impact Rex Tokyo's ability to perform at its current levels of revenue. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plan by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

         The Pachinko/Slot machine industry in Japan has seen a significant growth in the Slot machine side of the business, while the Pachinko market has remained more constant in terms of total number of machines in stores. Rex Tokyo has focused heavily on the Slot machine side of the business. Any downturn in growth of the Slot machine market, or any change in the law that might curtail sales of Slot machines in the market, could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         Rex Tokyo is dependent upon key suppliers for supply of parts and machinery to the Pachinko slot machine gaming industry. It also outsources a large amount of its maintenance and installation work. Failure to secure specific machines or parts that clients request from suppliers may lead to a decrease in sales. Failure to maintain good relationships with its suppliers and outsourcing companies could result in the inability to complete work for clients.

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

WE ARE EXPOSED TO CHANGES IN THE TELECOMMUNICATION INDUSTRY.

         The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. Global Hotline may be affected by the following factors that would impact its ability to operate as a call center and reseller of telephone and broadband lines in Japan.

         o  Passing of new or changes in existing legislation;

         o  Impact of privacy laws;

         o  New competitors;

         o  Decreased pricing;

         o  KDDI not renewing its contracts;

         o  Default or lack of performance by its supplier or agents;

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         In addition, our business has a concentration of customers and suppliers with one customer, one outsourced supplier and two agents. Our business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates in the KDDI contracts and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid by KDDI under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         We were exposed to foreign currency risks due to the acquisition of Rex Tokyo on March 18, 2004 and Global Hotline on June 15, 2005. These businesses operate in Japan.

         We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         The company is exposed to interest rate risk due to the long term debt of $3,085,692 as of June 30, 2005. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen or approximately $978,761 loan with Mizuho Bank Co Ltd, unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $940,000 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank.

         On June 17, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $917,900 working capital loan from Chiba Bank Ltd,an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

         On November 5, 2004, we received notice from the American Arbitration Association in New York City ("Arbitrator") that Mr. Badner has commenced an arbitration proceeding against us, our major shareholder, IAJ, and certain officers of the Company and IAJ relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the Company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $6 million plus interest and costs and punitive and exemplary damages in an amount to be determined.

         On January 7, 2005, we received notice from the Arbitrator that Mr. Badner had amended his arbitration claim against us and our major shareholder, IAJ. Mr. Badner alleges (i) unrestricted shares of the Company's stock to which he was entitled under the Agreement and Assignment were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from fraud and misrepresentation. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim filed on January 7, 2005. We are seeking an award of actual damages in the sum according to proof, plus interest, costs and attorneys' fees, on our counterclaims against David Badner. Arbitration is scheduled for December 2005.

         We have appropriately responded to Mr. Badner's allegations by way of our answer and counterclaims and we intend to vigorously defend against his claims. We do not have insurance to cover this claim and there is no guarantee that we will be successful in defending these claims.

         We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         At the 2005 Annual Meeting of Stockholder held on June 3, 2005, the following nominees were duly elected as Directors of the Company to serve until the 2006 Annual Meetings of Stockholders or until their successors have been elected and qualified with a vote of in favor, votes opposed and abstentions as detailed below:

         Name                              For        Against     Withheld
         ----                              ---        -------     --------
         Mr. Alan C. Margerison        78,480,237,    118,040,        0
         Mr. Mark E. Scott             78,265,637,    332,640,        0
         Mr. Eric La Cara              78,302,177,    296,100,        0
         Dr. Jun Kumamoto              78,303,177,    295,100,        0
         Mr. Raymond J. Christinson    78,480,377,    117,900,        0

         In addition, the proposal to amend our certificate of incorporation to increase the number of authorized shares from 150,000,000 to 200,000,000, was carried with 78,294,511 votes in favor, 211,466 votes opposed and 92,300 abstentions.

         The company filed an information statement on Schedule 14C ("Information Statement"), which was sent to the stockholders of record on July 11, 2005. The Information Statement was filed in connection with certain actions to be taken by the written consent dated June 28, 2005 by the majority stockholders of the company. The actions to be taken pursuant to the written consent became effective on August 3, 2005, 20 days after the mailing of the Information Statement on July 14, 2005. The actions taken by written consent by the majority stockholders of the company were as follows:

         (1) On March 29, 2005, the Board of Directors of the company proposed and recommended to the stockholders the acquisition of Global Hotline.

         (2) On June 23, 2005, the Board of Directors of the company proposed and recommended to the stockholders the issuance of convertible promissory notes totaling $3,750,000.

         In order to eliminate the costs and management time involved in holding a special meeting, and in order to effectuate the acquisition of Global Hotline. and the issuance of convertible promissory notes totaling $3,750,000 as early as possible to accomplish the purposes of the company, the Board of Directors of the company decided to utilize the written consent of the majority stockholders of the Company. On June 28, 2005, our majority stockholders voted in favor of the foregoing proposals by resolution.

ITEM 5.  OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the three months ended June 30, 2005 that were not filed.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------

   3.1 Certificate of Amendment of Restated Certificate of Incorporation of IA Global, Inc. dated June 7, 2005. (8)

   10.1 Share Exchange Agreement dated April 20, 2005 amongst IA Global, Inc. Mr. Hideki Anan, Mr. Kyo Nagae and Mr. Hiroki Isobe. (1)

   10.2 Share Purchase Agreement dated May 12, 2005 amongst IA Global, Inc., TK Partners, Inc. and Fan Club Entertainment Co Ltd. (2)

   10.3 Certificate of Officers of Fan Club Entertainment Co Ltd. dated May 2, 2005. (2)

   10.4 Amendment to Employment Agreement dated May 17, 2005 between IA Global, Inc. and Mark Scott. (3)

   10.5 Option Exercise, Transition and Consolidation Agreement dated May 28, 2005 amongst IA Global, Inc., IA Global Acquisition Co., QuikCAT Australia Pty Ltd., NanoCAT Technologies Pte Ltd and Marie-Rose Pontre'. (4)

   10.6 Confirmation of Close of Share Exchange Agreement dated June 15, 2005 amongst IA Global, Inc. Mr. Hideki Anan, Mr. Kyo Nagae and Mr. Hiroki Isobe. (5)

   10.7 Financial Loan Document dated June 17, 2005 between Rex Tokyo Co Ltd and Chiba Bank Ltd. (6)

   10.8 Subscription Agreement dated June 28, 2005 between IA Global, Inc. and thirty four Japanese investors. Each investor entered into a substantially identical Subscription Agreement except for the principal amount of the convertible notes purchased. (7)

   10.9 Convertible Promissory Note dated June 28, 2005 between IA Global, Inc. and thirty four Japanese investors. Each investor entered into a substantially identical Convertible Promissory Note except for the principal amount of the convertible notes purchased. (7)

   10.10 Stock Purchase Agreement signed July 15, 2005 and effective July 1, 2005 among IA Global, Inc., IA Global Acquisition Co. Ltd. and Ominira Networks, LLC. (9)

   10.11 Senior Secured Promissory Note signed July 15, 2005 and effective July 1, 2005 by Ominira Networks, LLC. (9)

   10.12 Business Outsourcing Basic Contract signed October 6, 2004 between KDDI and Global Hotline. (English Translation) (10)

   10.13 Special Business Outsourcing Contract dated December 1, 2004 between KDDI and Global Hotline. (English Translation) (10)

   10.14    Letter from KDDI to Global Hotline. (English Translation) (10)

   10.15 Business Outsourcing Basic Contract between Global Hotline and 3S Networks. (English Translation) (10)

   10.16 Individual Contract dated November 1, 2004 between Global Hotline and 3S Networks. (English Translation) (10)

   10.17 Letter dated March 29, 2005 between KDDI and Global Hotline. (English Translation) (10)

   10.18 Special Business Outsourcing Contract dated April 1, 2005 between KDDI and Global Hotline. (English Translation) (10)

   31.1 Certification of the President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.(10)

   32.1 Certification of the President and Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended. (10)

   _________

   (1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April 20, 2005 and filed on April 25, 2005 and incorporated herein by reference.

   (2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May 12, 2005 and filed on May 16, 2005 and incorporated herein by reference.

   (3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May 16, 2005 and filed on May 17, 2005 and incorporated herein by reference.

   (4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May 28, 2005 and filed on June 3, 2005 and incorporated herein by reference.

   (5) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 15, 2005 and filed on June 16, 2005 and incorporated herein by reference.

   (6) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 17, 2005 and filed on June 22, 2005 and incorporated herein by reference.

   (7) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 28, 2005 and filed on June 29, 2005 and incorporated herein by reference.

   (8) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (File No. 333-127205), dated August 4, 2005, and incorporated herein by reference.

   (9) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated July 15, 2005 and filed on July 18, 2005 and incorporated herein by reference.

   (10) Filed herewith.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IA Global, Inc.
                                       (Registrant)

Date: August 15, 2005                  By: /s/ Mark Scott
                                           --------------
                                           Mark Scott,
                                           President and Chief Financial Officer
                                           (Principal Executive and Financial
                                           and Accounting Officers)