Form 10-Q
period 2005-09-30
IA GLOBAL INC
filed 2005-11-14
CIK 1077634

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 Yes [ ] No [X]

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

         As of November 14, 2005 there were issued and outstanding 97,425,181 shares of the Registrant's Common Stock.
________________________________________________________________________________

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

               Consolidated Balance Sheet .....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................26

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....45

     Item 4.   Controls and Procedures .......................................46


PART II.

     Item 1.   Legal Proceedings .............................................46

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....46

     Item 3.   Defaults Upon Senior Securities ...............................46

     Item 4.   Submission of Matters to a Vote of Security Holders ...........46

     Item 5.   Other Information .............................................47

     Item 6.   Exhibits ......................................................47

Signatures ...................................................................49

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                                                          September 30,      December 31,
                                                                              2005               2004
                                                                          ------------       ------------
                                                                           (unaudited)         (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................      $  5,999,368       $  3,847,813
  Accounts receivable, net of allowance for doubtful accounts
    of $110,610 and $93,338, respectively ..........................         5,804,241          6,431,663
  Notes receivable-trade ...........................................           285,240            641,305
  Inventories ......................................................            98,970            164,046
  Prepaid expenses .................................................           511,777            771,036
  Consumption and deferred tax receivable ..........................           355,649            161,769
  Notes receivable .................................................         4,612,270            150,000
  Other current assets .............................................           351,104            136,102
  Assets held for sale .............................................                 -            773,582
  Subscription receivable ..........................................                 -                  -
  Income tax receivable- foreign ...................................            50,740                  -
                                                                          ------------       ------------
    Total current assets ...........................................        18,069,359         13,077,316

EQUIPMENT, NET .....................................................           860,434            273,245

OTHER ASSETS
  Intangible assets, net ...........................................         4,902,299          1,271,935
  Deferred tax asset ...............................................           581,709            390,079
  Other assets .....................................................         1,448,837            200,641
                                                                          ------------       ------------

                                                                          $ 25,862,638       $ 15,213,216
                                                                          ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade .........................................      $  4,141,831       $  6,446,656
  Notes payable- trade .............................................         1,113,176          1,474,582
  Accrued liabilities ..............................................         3,701,349            529,198
  Consumption taxes received .......................................           653,599            260,648
  Income taxes payable- foreign ....................................                 -            235,047
  Current portion of long term debt ................................         1,577,949            484,966
  Deferred revenue .................................................         4,446,071                  -
                                                                          ------------       ------------
    Total current liabilities ......................................        15,633,975          9,431,097
                                                                          ------------       ------------

LONG TERM  LIABILITIES:
  Long term debt ...................................................         1,507,141            242,463
  Convertible debentures ...........................................         2,604,166                  -
  Retirement benefits ..............................................            31,456             39,932
                                                                          ------------       ------------
                                                                             4,142,763            282,395
                                                                          ------------       ------------

MINORITY INTERESTS .................................................           639,255          1,365,570
                                                                          ------------       ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    1,158 issued and outstanding (liquidation value $1,158,000) ....                12                 12
  Common stock, $.01 par value, 200,000,000 shares authorized,
    97,425,181 and 82,400,181 issued and outstanding, respectively .           974,251            824,001
  Paid in capital ..................................................        32,992,589         28,785,839
  Accumulated deficit ..............................................       (26,292,079)       (25,590,820)
  Treasury stock ...................................................           (50,000)           (50,000)
  Other comprehensive income (loss) ................................          (178,128)           165,122
                                                                          ------------       ------------
    Total stockholder's equity .....................................         7,446,645          4,134,154
                                                                          ------------       ------------

                                                                          $ 27,862,638       $ 15,213,216
                                                                          ============       ============

                              See notes to consolidated financial statements.

                                                     3

                                               IA GLOBAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                                        Three Months Ended             Nine Months Ended
                                                                            September 30,                September 30,
                                                                    ---------------------------   ---------------------------
                                                                        2005           2004           2005           2004
                                                                    ------------   ------------   ------------   ------------
                                                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE ..........................................................  $ 16,815,253   $  8,448,424   $ 31,225,153   $ 19,861,664

COST OF SALES ....................................................     9,918,878      7,074,988     22,022,412     16,502,479
                                                                    ------------   ------------   ------------   ------------

GROSS PROFIT .....................................................     6,896,375      1,373,436      9,202,741      3,359,185
                                                                    ------------   ------------   ------------   ------------

EXPENSES:
  Selling, general and administrative expenses ...................     5,793,006      1,606,475     10,180,520      4,209,561
                                                                    ------------   ------------   ------------   ------------
    Total expenses ...............................................     5,793,006      1,606,475     10,180,520      4,209,561
                                                                    ------------   ------------   ------------   ------------

OPERATING PROFIT (LOSS) ..........................................     1,103,369       (233,039)      (977,779)      (850,376)
                                                                    ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income ................................................        27,465          2,014         33,866          9,867
  Interest expense and amortization of beneficial
    conversion feature ...........................................      (206,422)       (21,361)      (247,808)       (40,886)
  Other income ...................................................        (3,508)        82,119         36,230        230,972
  Foreign currency transaction adjustment ........................         5,574              -        (68,804)         2,255
  Loss on equity investment in QuikCAT Australia Pty Ltd .........             -        (27,956)             -        (43,229)
  Gain on sale of subsidiaries ...................................       209,657              -        309,006              -
                                                                    ------------   ------------   ------------   ------------
    Total other income (expense) .................................        32,766         34,816         62,490        158,979
                                                                    ------------   ------------   ------------   ------------

PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTERESTS AND INCOME TAXES ............................     1,136,135       (198,223)      (915,289)      (691,397)

MINORITY INTERESTS ...............................................        75,323         (1,087)      (301,541)        67,480
                                                                    ------------   ------------   ------------   ------------

PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ...................................................     1,060,812       (197,136)      (613,748)      (758,877)
                                                                    ------------   ------------   ------------   ------------

INCOME TAXES:
  Current (benefit) provision ....................................       556,458         58,774        (94,969)       237,195
  Deferred (benefit) provision ...................................      (229,530)        28,613       (229,530)        52,894
                                                                    ------------   ------------   ------------   ------------

NET PROFIT (LOSS) FROM CONTINUING OPERATIONS .....................       733,884       (284,523)      (289,249)    (1,048,966)

Loss from discontinued operations ................................             -              -       (412,010)             -
                                                                    ------------   ------------   ------------   ------------

NET PROFIT (LOSS) ................................................  $    733,884   $   (284,523)  $   (701,259)  $ (1,048,966)
                                                                    ============   ============   ============   ============

Per share of Common-
  Basic net profit (loss) per share from continuing operations ...  $       0.01   $      (0.00)  $      (0.00)  $      (0.01)
  Basic net profit (loss) per share from discontinued operations .             -              -          (0.00)             -
                                                                    ------------   ------------   ------------   ------------
  Total basic net profit (loss) per share ........................  $       0.01   $      (0.00)  $      (0.01)  $      (0.01)
                                                                    ============   ============   ============   ============

  Diluted net profit (loss) per share from continuing operations .  $       0.01   $      (0.00)  $      (0.00)  $      (0.01)
  Diluted net profit (loss) per share from discontinued operations             -              -          (0.00)             -
                                                                    ------------   ------------   ------------   ------------
  Total diluted net profit (loss) per share ......................  $       0.01   $      (0.00)  $      (0.01)  $      (0.01)
                                                                    ============   ============   ============   ============

  Weighted average shares of common stock outstanding ............    97,404,529     77,947,122     88,178,181     74,369,554
  Weighted average shares of common stock and common
    equivalent shares outstanding ................................    97,404,529     77,947,122     88,178,181     74,369,554

                                        See notes to consolidated financial statements.

                                                               4

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                   2005           2004
                                                                                -----------   -----------
                                                                                (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................  $  (701,259)  $(1,048,966)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization ............................................      801,718       384,446
    Loss on disposal of leasehold improvements ...............................            -        14,103
    Equity gain from investment in QuikCAT Australia Pty Ltd .................            -        43,229
    Loss from discontinued operations ........................................      412,010             -
    Minority interests .......................................................      113,679       476,959
    Gain on sale of subsidiaries .............................................     (309,006)            -
    Amortization of beneficial conversion feature ............................      104,166             -
    Amortization of financing cost ...........................................       22,222             -
    Common stock issued for services .........................................        6,000             -
  Changes in operating assets and liabilities:
    Accounts receivable ......................................................    2,002,242       740,614
    Notes receivable - trade .................................................      356,065      (152,786)
    Notes receivable .........................................................     (240,021)            -
    Consumption and deferred tax receivable ..................................      (57,778)       83,417
    Inventory ................................................................       65,076       762,562
    Prepaid expenses .........................................................    1,064,036       293,555
    Other current assets .....................................................     (467,214)     (168,323)
    Deferred tax assets ......................................................     (191,630)       48,670
    Income taxes receivable - foreign ........................................      (50,740)            -
    Other assets .............................................................     (791,334)      (98,816)
    Accounts payable .........................................................   (4,339,689)   (1,080,664)
    Notes payable - trade ....................................................     (361,406)            -
    Accrued and other liabilities ............................................    1,260,429       (94,832)
    Consumption tax payable ..................................................      219,825             -
    Income taxes payable - foreign ...........................................     (235,047)      173,473
    Deferred revenue .........................................................      249,578      (463,120)
                                                                                -----------   -----------
Net cash used in continuing operations .......................................   (1,068,078)      (86,479)
Net cash used in discontinued operations .....................................     (323,849)            -
                                                                                -----------   -----------
NET CASH USED IN OPERATIONS ..................................................   (1,391,927)      (86,479)
                                                                                -----------   -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in QuikCAT Australia Pty Ltd ....................................            -       (50,000)
  Cash of Rex Tokyo Co Ltd immediately following acquisition .................            -     1,934,839
  Purchase of Rex Tokyo Co Ltd ...............................................            -      (941,000)
  Purchases of capital expenditures ..........................................     (425,172)     (506,594)
  Purchase of IA Global Acquisition Co .......................................            -      (700,000)
  Purchase of intangibles ....................................................            -      (540,930)
  Repayment of loan receivable from QuikCAT Australia Pty Ltd. ...............      150,000             -
  Proceeds from sale of QuikCAT business unit and note receivable ............       85,000             -
  Proceeds from sale of Fan Club and note receivable .........................      185,000             -
  Loan to affiliate of major shareholder .....................................   (2,654,632)            -
  Cash of Global Hotline, Inc. immediately following acquisition .............    1,240,037             -
                                                                                -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES ........................................   (1,419,767)     (803,685)
                                                                                -----------   -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from loan payable .................................................    3,735,661             -
  Proceeds from loan payable - related party .................................            -     1,500,000
  Proceeds from issuance of convertible debentures ...........................    3,483,000             -
  Repayment of loan payable ..................................................   (1,971,662)            -
  Loan to Innovative Computing Group, Inc. ...................................            -      (100,000)
  Loan to QuikCAT Australia Pty Ltd. .........................................            -       (25,000)
  Proceeds from issuance of common stock .....................................       59,500       400,000
  Proceeds from long term debt ...............................................            -       788,846
  Proceeds from exercise of options ..........................................            -        40,000
                                                                                -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................    5,306,499     2,603,846
                                                                                -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................    2,494,805     1,713,682

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................     (343,250)      (63,063)

CASH AND CASH EQUIVALENTS, beginning of the period ...........................    3,847,813       676,782
                                                                                -----------   -----------

CASH AND CASH EQUIVALENTS, end of the period .................................  $ 5,999,368   $ 2,327,401
                                                                                ===========   ===========

Supplemental disclosures of cash flow information:
  Interest paid ..............................................................  $    76,285   $    21,361
  Taxes paid .................................................................  $   215,743   $   210,966
Non-cash investing and financing activities:
  Common stock issued for Global Hotline, Inc. ...............................  $ 3,097,500   $         -
  Beneficial conversion feature recognized with issuance of convertible debt .  $ 1,250,000
  Issuance of loan receivable for sale of Fan Club Entertainment Co. Ltd. ....  $   571,193   $         -
  Issuance of loan receivable from sale of QuikCAT business unit .............  $   200,000   $         -
  Common stock issued for Rex Tokyo Co Ltd ...................................  $         -   $   138,600
  Conversion of debt to equity ...............................................  $         -   $ 1,533,011
  Contribution of note to capital ............................................  $         -   $   101,629
  Conversion of liability to common stock ....................................  $         -   $    13,500

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

         The company has divested several unprofitable operations in 2005, including Fan Club Entertainment Co Ltd ("Fan Club") on May 12, 2005, IA Global Acquisition Co on July 1, 2005 and the QuikCAT.Com Inc. ("QuikCAT") North America Internet accelerator business on May 28, 2005.

         The accompanying unaudited CONSOLIDATED financial statements of IA Global, Inc. and SUBSIDIARIES (the "company") have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

         Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the period ended September 30, 2005 and 2004 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its wholly owned and majority-owned subsidiaries. In accordance with SFAS 144, the company accounted for the loss for the three and nine months ended September 30, 2005 loss for IA Global Acquisition Co and Fan Club as discontinued operations in its consolidated statement of operations. Inter-company items and transactions have been eliminated in consolidation.

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

NOTES RECEIVABLE - The company's Japanese subsidiaries, on occasion, accept notes receivable in payment of accounts receivable with certain customers. These notes are usually of a short term nature, approximately three to nine months in length. They do not bear interest and are paid by, and secured by, the customer's bank. Total notes receivable as of September 30, 2005 and December 31, 2004 were $285,240 and $641,305, respectively.

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

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline, over thirty six months on a straight - line basis, which is the expected life of the agreements with a significant Japanese telecommunications company.

LONG - LIVED ASSETS - The company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. The company has performed its impairment tests and determined there were no impaired long - lived assets as of September 30, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable and accrued liabilities and current portion of long term debt approximate fair value based on the short-term maturity of these instruments.

NOTES PAYABLE - The company's Japanese subsidiaries, on occasion, satisfy the payment of their accounts payable, through the issuance of notes payable with certain vendors. These notes are usually of a short term nature, approximately three to nine months in length. They do not bear interest and are paid by the company's bank to the vendors upon presentation to the company's bank on the date of maturity. In the event of insufficient funds to repay these notes, the company's bank can proceed with bankruptcy proceedings in Japan. Total notes payable as of September 30, 2005 and December 31, 2004 were $1,113,176 and $1,474,582, respectively.

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

GLOBAL HOTLINE REVENUE RECOGNITION - Global Hotline revenue was derived from operating call centers and the reselling of telephone and broadband lines in Japan. Revenue for one contract has been recognized and recorded over the life of the contract. Revenue for another contract is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $4,446,071 of deferred revenue as of September 30, 2005.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There was minimal advertising costs incurred for the three and nine months ended September 30, 2005 and 2004.

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

                                               For The Three Months Ended      For The Nine Months Ended
                                                      September 30,                   September 30,
                                              ---------------------------     ---------------------------
                                                  2005            2004            2005            2004
                                              -----------     -----------     -----------     -----------
Net loss available to common
    shareholders, as reported ............    $   733,884     $  (284,523)    $  (701,259)    $(1,048,966)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...............        (99,875)        (71,290)       (259,104)       (154,111)
                                              -----------     -----------     -----------     -----------

Pro-forma net loss available to common
    shareholders .........................    $   634,009     $  (355,813)    $  (960,363)    $(1,203,077)
                                              ===========     ===========     ===========     ===========

Earnings per share:
    Basic and diluted- as reported .......    $      0.01     $     (0.00)    $     (0.01)    $     (0.01)
    Basic and diluted- pro-forma .........    $      0.01     $     (0.00)    $     (0.01)    $     (0.02)

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

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                        For the Three and Nine months ended
                                                  September 30,
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

MANAGEMENT SERVICES AGREEMENT - The company and Rex Tokyo implemented a Management Services Agreement during September 2004 that will be automatically renewed for successive one year periods starting on October 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Rex Tokyo is required to pay the company approximately $160,000 in April 2005 and October 2005. The October 2005 payment was waived by the company.

The company and Global Hotline implemented a Management Services Agreement June 1, 2005 that will be renewed for successive one year periods starting on June 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Global Hotline is required to pay the company approximately $80,000 on a quarterly basis.

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

NOTE 3.  ACQUISITIONS AND DIVESTITURES

         The acquisitions of Rex Tokyo and Global Hotline were key components of the company's strategy to operate primarily as a holding company.

REX TOKYO CO LTD

         On March 18, 2004, the company executed Share Purchase Agreements and a Stockholders Agreement with Rex Tokyo and certain of its management, pursuant to which the company acquired its 60.5% ownership interest in Rex Tokyo. The company purchased 1,000 shares of Rex Tokyo stock for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 25, 2004. In addition, the company purchased 150 Rex Tokyo shares from Mr. Ejima, the Chief Executive Officer of Rex Tokyo, for 462,000 shares of the company's common stock issued at $.30 per share which is the average closing price the five days prior to closing. The Stockholders Agreement places restrictions on the sale of Rex Tokyo stock in the future, requires existing management to operate the business and places conditions on the board of director composition. This agreement can be terminated under certain conditions. The company used working capital to fund the cash portion of the purchase price.

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

         Rex Tokyo is a member of the Pachinko Chain Store Association and the East Japan Gaming Machinery Association. As a member of this Association, it is authorized to certify second hand machines. Also, it is registered as a Gaming Machinery Sales Operation with the Japan Gaming Related Business Association, which conducts training and qualification testing. Its objective is to ensure that members uphold the rules and teachings of the association in their everyday work. Once a member passes the test of the association, it receives the Gaming Machine Handling Manager Certificate. Approximately one-half of Rex Tokyo's staff and related contractors have achieved this qualification.

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
                                                                   ===========

         The company expanded this business in 2004 by acquiring new sales offices in Kyushu and West Tokyo, Japan. In addition, in October 2004, Rex Tokyo established a joint venture company, Timothy World Co Ltd ("Timothy World"), with Kyushu Tesco Co Ltd.for the supply of lighting fixtures to the Pachinko industry and began to sell slot machines directly rather than as an agent during the 4th quarter of 2004.

         On December 31, 2004, the company invested 50,000,000 Yen or approximately $488,000 in Rex Tokyo. Under the terms of the Subscription Agreement, the company agreed to purchase 500 Series A Preference Shares of Rex Tokyo for the sum of 200,000 Yen per Preference Share, payable in two equal installments. The initial 50,000,000 Yen was paid by December 31, 2004 and the balance is to be paid by December 31, 2005. The funds will be used to expand the Rex Tokyo business. This agreement was cancelled effective November 4, 2005.

         On March 25, 2005, Rex Tokyo announced that it has formed a new wholly-owned subsidiary in Japan, Collaboration Co Ltd ("Collaboration"), to focus on business development opportunities for Rex Tokyo, including the design and building of "gaming machine islands" for Pachinko slot machine stores.

         On June 17, 2005, Rex Tokyo announced that it had formed a new wholly-owned subsidiary in Japan, Double R, Inc., to focus on the development of maintenance and repair business in the Pachinko industry.

         On August 16, 2005, Rex Tokyo entered into a Sale of Shares Agreement with Inter Asset Japan Co Ltd ("IAJ"), a party affiliated with our majority shareholder. Under the agreement, Rex Tokyo sold its 60% interest in Timothy World to IAJ in exchange for 6,000,000 Yen or approximately $55,000 in cash at closing. In addition, an inter-company loan owed by Timothy World to Rex Tokyo, in the amount of 97,867,000 Yen or approximately $866,000 will be paid in installments starting September 2005 and ending December 2007. To date, the September and October 2005 payments have not been made and the company is negotiating with IAJ to obtain the payments. Rex Tokyo recorded a gain on sale of $146,949 during the three months ended September 30, 2005 due to the sale of the shares. Timothy World contributed $1,211,000 in sales and $221,000 in net losses to Rex Tokyo during the period October 1, 2004 (inception) to September 30, 2005.

         The pro-forma financial data for the acquisition for the nine months ended September 30, 2004 was as follows:

                                                         Pre-Acquisition
                                      As Reported,        Operations of         Pro Forma,
                                      Nine Months           Rex Tokyo           Nine Months
                                         Ended              January 1-             Ended
                                   September 30, 2004     March 18, 2004    September 30, 2004
                                   ------------------    ---------------    ------------------
Revenues ......................       $ 19,861,664         $ 5,639,384         $ 25,501,048

Loss before extraordinary items         (1,048,966)            111,505             (937,461)

Net loss ......................         (1,048,966)            111,505             (937,461)

Loss per common share .........       $      (0.01)                            $      (0.01)

There were no material, nonrecurring items included in the reported the pro-forma results.

GLOBAL HOTLINE, INC.

         The acquisition of Global Hotline, a privately held Japanese company, closed on June 15, 2005. The transaction was structured as a share exchange in which the company issued 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The common stock of the company had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500.

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

         Global Hotline has two contracts with a significant Japanese telecommunications company. The first contract covers the period October 1, 2004 thru September 30, 2005 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 841,000,000 Yen or approximately $7,300,000 under this contract. The second contract covers the period March 16, 2005 through March 31, 2006 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 2,925,000,000 Yen or approximately $25,400,000, under this contract. If the targets are not achieved on a quarterly basis, then Global Hotline will be required to refund a portion of the revenue to the customer. The contracts may be cancelled if Global Hotline commits a material breach as defined in the contracts. Absent a material breach by Global Hotline, the contracts may be extended.

         Under the first contract, Global Hotline is liable to the significant Japanese telecommunications company for shortfalls to sell the contracted amounts of subscriber lines. In order to protect against these penalties, Global entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation. The agreement with 3S Networks has a one year term and defines a contracted amount of lines that must be sold by 3S Networks. In the event that 3S Networks did not achieve contracted target sales quotas, the contract provides for penalties to be paid by 3S Network to Global Hotline. As of September 30, 2005, Global Hotline did not achieve the required target of lines to be sold under the first contract, and accordingly has accrued approximately $ 1,377,000 in penalties as of September 30, 2005. Concurrently, Global Hotline's agent 3S Networks did not achieve their required sales quota, and accordingly Global Hotline recorded approximately $1,699,000 in penalties in accounts receivable from 3S Networks. The company expects to recover this accounts receivable in the fourth quarter of 2005.

         The 3S Network contract can be cancelled under certain conditions and Global Hotline can extend the contract. In addition to the 3S Network contract, Global Hotline entered into a contract with Cubic Co Ltd ("Cubic") on April 15, 2005 to outsource call center operations for the first contract. Global Hotline operates two call center operations to support the second contract.

         Under the second contract, Global Hotline achieved its targets for the three and six months ended September 30, 2005 and has not recorded a penalty.

         The company acquired its 100% ownership from Mr. Hideki Anan (67%), Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan, who will remain as Chief Executive Officer of Global Hotline, is an experienced Japanese telecommunications executive. Mr. Isobe is affiliated with our majority shareholders. In addition, IAJ, a party related to Mr. Isobe and the majority shareholder of the company, has loaned the company 65,000,000 Yen and guarantees the rent on the two Global Hotline offices. The loan is unsecured, accrues interest at 3.5% and is due in various installments thru December 31, 2005. On September 13, 2005, Global Hotline repaid the 65,000,000 Yen note payable.

         The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized. The preliminary allocation is as follows:

Purchase price:

Stock ............................................................  $ 3,097,500

Net liabilities acquired (6/15/05)................................    2,335,399
                                                                    -----------

Identifiable intangible assets....................................  $ 5,432,899
                                                                    ===========

The pro-forma financial data for the acquisition for the nine months ended September 30, 2005 was as follows:

                                                         Pre-Acquisition
                                      As Reported,        Operations of         Pro Forma,
                                      Nine Months         Global Hotline       Nine Months
                                         Ended              January 1-            Ended
                                   September 30, 2005     June 15, 2005     September 30, 2005
                                   ------------------    ---------------    ------------------
Revenues ......................       $ 31,225,153         $ 5,109,288         $ 36,334,441

Loss before extraordinary items           (701,259)         (2,794,522)          (3,495,781)

Net loss ......................           (701,259)         (2,794,522)          (3,495,781)

Loss per common share .........       $      (0.01)                            $      (0.04)

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
                                              ---------

         Identifiable intangible assets ..... $ 660,494
                                              =========

         The company contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc. ("Innovative Computing"), parent company of QuikCAT, of $101,629 to IA Global Acquisition Co. on June 30, 2004 in exchange for a 90.5% equity interest in IA Global Acquisition Co. The founding shareholder, the wife of the Chief Executive Officer of our 47.54% owned affiliate, QuikCAT Australia Pty Ltd. ("QuikCAT Australia"), acquired 9.5% of IA Global Acquisition Co. for $500 on June 30, 2004. The company increased its ownership percentage to 95% on October 8, 2004 and 100% on June 27, 2005.

         The company previously sold its Internet accelerator business outside North America to QuikCAT Australia for notes totaling $150,000 that were due from December 2004 thru June 2005. The company has received all payments under the notes.

         On May 28, 2005, the company entered into an Option Exercise, Transition and Consolidation Agreement ("Option Agreement") with QuikCAT Australia, NanoCAT Technologies Pte Ltd ("NanoCAT") and Rose-Marie Pontre. Under the Option Agreement, QuikCAT Australia exercised its option to acquire our North America Internet accelerator business for $200,000, which will be paid with an unsecured note that is due in installments from June 2005 to September 2005. On September 5, 2005, the company amended the Option Agreement by extending the due date of the final payment of $145,000 to on or before September 23, 2005 and agreeing to provide services as defined in the Option Agreement thru September 30, 2005. On September 20, 2005, the company entered into an Amendment 2 to the Option Agreement, which modified the payment schedule to $30,000 on or before September 23, 2005 and the final payment of $115,000 on or before October 10, 2005. On September 30, 2005, the company entered into an Amendment to the Internet Accelerator Assignment Agreement ("Amendment") with QuikCAT Australia and IA Global Acquisition Co. In this Amendment, the parties agreed to modify the rights of QuikCAT Australia to enforce its intellectual property rights in the INET property in the field of use. The company has received all payments under the notes.

         The company announced the closing of the divestiture of it's wholly owned subsidiary, IA Global Acquisition Co and its remaining holdings related to QuikCAT to Ominira Networks LLC, a Delaware limited liability corporation ("Ominira") that is affiliated with Innovative Computing, the founder of QuikCAT. The closing occurred on July 15, 2005, with an effective date of July 1, 2005.

         As part of this transaction, the company sold the subsidiary, which owns the remaining rights and assets of QuikCAT which were acquired out of bankruptcy. In addition, the company is assigning its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain Projects and products, and Ominira is assuming certain liabilities of IA Global Acquisition Co. The total purchase price is $620,000, which will be paid with a note secured by the assets sold and is due in installments from September 2005 to June 2006. The company has assumed certain rights and obligations under the previously announced divestitures of it's the Internet accelerator business to its joint venture partner QuikCAT Australia and its affiliate NanoCAT. On November 4, 2005, the company entered into an Amendment to the Senior Secured Promissory Note which modified the payment schedule to installments from November 2005 to June 2006. The company recorded a gain on sale of $62,708 during the three months ended September 30, 2005.

DIVESTITURE OF FAN CLUB ENTERTAINMENT CO LTD

         The company announced the sale of Fan Club as of May 12, 2005 to TK Partners, Inc. ("TK Partners"), formerly Cyber Holdings Co Ltd. As part of this transaction, the company is selling the 67% owned business for approximately $755,000 plus 350,000 shares of the company's common stock valued at $.16 per share. The total cash purchase price was paid with $185,000 at signing and a note that is due in monthly installments of approximately $65,000 from June 2005 thru January 2006. The note is unsecured and TK Partners has made payments totaling $509,000 as of October 31, 2005. The company decided to divest the Fan Club business because it was no longer core to our operations and the closing of new license sales were more difficult than the company expected. The company recorded a gain on sale of $99,349 during the three months ended June 30, 2005.

NOTE 4.  ACCOUNTS RECEIVABLE/ CUSTOMER CONCENTRATION

         Accounts receivable was $5,804,241 and $6,431,663 as of September 30, 2005 and December 31, 2004, respectively. The company had the following customers with sales in excess of 10% for the nine months ended September 30, 2005 and 2004. Their percentage of accounts receivable is as follows:

                                 September 30,     September 30,
                                     2005              2004
                                   --------        ------------
         Customer A                  37.2%            50.9%
         Customer B                  24.9%              _

         Customer A is a Rex Tokyo customer. Customer B is a Global Hotline customer. There were no other customers in excess of 10% in the respective periods.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  INVENTORIES

         Inventories were $98,970 and $164,046 as of September 30, 2005 and December 31, 2004, respectively. Inventory primarily consisted of raw materials for Rex Tokyo.

NOTE 6.  PREPAID COSTS

         Prepaid expenses were $511,777 and $771,036 as of September 30, 2005 and December 31, 2004, respectively. Such costs as of September 30, 2005 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid expenses incurred by Global Hotline. Such costs as of December 31, 2004 consisted of prepaid insurance and other costs incurred by the company, production cost advances incurred by Rex Tokyo and prepaid Fan Club expenses related to future revenue.

NOTE 7.  NOTES RECEIVABLE

         Notes receivable were $4,612,270 and $150,000 as of September 30, 2005 and December 31, 2004, respectively. Such assets as of September 30, 2005 included notes receivable from (i) QuikCAT Australia from the divestiture of our North America Internet accelerator business (ii) TK Partners, formerly Cyber Holdings Co Ltd, from the divestiture of Fan Club, (iii) GMB International, Inc., a party affiliated with our majority shareholder, (iv) a note receivable from Inter Asset Japan related to Timothy World and (v) an officer and employees of Global Hotline. Such assets as of December 31, 2004 included notes receivable of QuikCAT Australia from the divestiture of our interest in this entity.

         On September 30, 2005, Global Hotline. entered into a Senior Secured Promissory Note of 300,000,000 Yen or approximately $2,698,000 with GMB International, Inc., a party affiliated with our majority shareholder.

         The loan includes a repayment of 150,000,000 Yen on October 7, 2005 and the remaining 150,000,000 Yen plus interest at 3.5% on October 30, 2005. The loan also provides for an earlier payment on certain events of default. On October 7, 2005, 150,000,000 Yen was repaid. On November 4, 2005, the company entered into an Amendment to the Senior Secured Promissory Note which modified the payment schedule. The remaining 150,000,000 Yen and interest is due to be paid on November 15, 2005.

NOTE 8.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $860,434 and $273,245 as of September 30, 2005 and December 31, 2004, respectively. Accumulated depreciation was $534,685 and $273,245 as of September 30, 2005 and December 31, 2004, respectively. The equipment consisted of leasehold improvements, capitalized software licenses, vehicles and equipment. Total depreciation expense was $124,256 and $179,182 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 9.  INTANGIBLE ASSETS

         Intangible assets as of September 30, 2005 and December 31, 2004, respectively, consisted of the following:

                                     September 30,  December 31,
                                          2005          2004      Estimated Life
                                      -----------   -----------   --------------
Customer contracts                    $ 5,432,899   $         -        3 years
Licensing fee .....................             -     1,551,891      2-5 years
Other intangible ..................             -       188,116        5 years
                                      -----------   -----------
                                        5,432,899     1,740,007
Less: accumulated amortization ....      (530,600)     (468,072)
                                      -----------   -----------
         Intangible Assets, net ...   $ 4,902,299   $ 1,271,935
                                      ===========   ===========

         Total amortization expense for the nine months ended September 30, 2005 was $530,600.

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with the KDDI contracts.

NOTE 10. OTHER ASSETS

         Other assets were $1,448,837 and $200,641 as of September 30, 2005 and December 31, 2004, respectively. Such assets as of September 30, 2005 included loans receivable from Inter Asset Japan related to Timothy World and bonds related to Global Hotline's leased offices. Such assets as of December 31, 2004 included other deposits and loans held by Rex Tokyo.

         On August 16, 2005, Rex Tokyo entered into a Sale of Shares Agreement with IAJ, a party affiliated with our majority shareholder. Under the Agreement, Rex Tokyo sold its 60% interest in Timothy World to IAJ in exchange for 6,000,000 Yen or approximately $55,000 in cash at closing. In addition, an inter-company loan owed by Timothy World to Rex Tokyo, in the amount of 97,867,000 Yen or approximately $866,000 will be paid in installments starting September 2005 and ending December 2007. To date, the September and October 2005 payments have not been made and the company is negotiating with IAJ to obtain the payments.

NOTE 11. ACCRUED LIABILITIES

         Accrued liabilities were $3,701,349 and $529,198 as of September 30, 2005 and December 31, 2004, respectively. Such liabilities as of September 30, 2005 included (i) accrued audit fees and employee expenses of Rex Tokyo, and
(ii) accrued agent commissions and salary of Global Hotline and (iii) accrued penalties of approximately $ 1,377,000 related to GHI. Such liabilities as of December 31, 2004 included accrued legal expenses of the company and accrued audit fees and employee expenses of Rex Tokyo.

NOTE 12. DEBT AND DEBT - AFFILIATED PARTY

         Debt and debt - affiliated party as of September 30, 2005 and December 31, 2004, was as follows:

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

         IAJ, and Terra Firma Fund Ltd. ("Terra Firma"), significant shareholders in the company, collectively own approximately 14.5% of Nihon Shinko Bank Co. However, IAJ does not control Nihon Shinko Bank Co and the transaction and terms were established on an arms-length basis.

         On January 18, 2005, Rex Tokyo refinanced a 100,000,000 Yen working capital loan with Nihon Shinko Bank Co by entering into a 100,000,000 Yen loan or approximately $978,761 with Mizuho Bank Co Ltd ("Mizuho"), an unrelated Japanese bank. The Nihon Shinko loan was used to expand the Rex Tokyo business.

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

         On June 28, 2005, the company announced that it received commitments totaling $3,750,000 for convertible debentures. The company will use the proceeds from this financing to continue its merger and acquisition strategy and for general corporate purposes. This financing included a beneficial conversion feature, which increased the company's stockholders' equity by $1,250,000. The company recorded a subscription receivable of $3,750,000 as of June 30, 2005. On July 29, 2005, the company closed its sale of $3,750,000 of convertible debentures. During the three months ended September 30, 2005, the company expensed $104,000 of the beneficial conversion feature and increased the convertible debenture liability by the same amount.

         The company received subscription agreements from thirty four private Japanese investors. The terms of the convertible notes provide for a conversion price of $.30 per share, or 12,500,018 shares, until June 28, 2008, with an automatic conversion on June 28, 2008 at a 25% discount based on the trailing five day price prior to June 28, 2008. The coupon rate is 7.5% per annum payable in cash at the earlier of the conversion date or June 28, 2008. The company has filed a registration statement covering the shares issuable upon conversion. JPB (Switzerland) A.G., a party affiliated with our majority shareholder, advised the company on the transaction and was paid a $267,000 fee upon funding.

         On August 31, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $899,000 working capital loan from Mizuho, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         The loan requires thirty four monthly payments of 2,750,000 Yen or approximately $25,000 plus interest starting August 31, 2005, with a final payment of 3,750,000 Yen or approximately $34,000 plus interest due on August 31, 2008. The loan accrues interest at 1.6% and is guaranteed by the CEO of Rex Tokyo Co Ltd. There are no covenants or security requirements related to the loan.

         On October 31, 2005, Collaboration, a subsidiary of Rex Tokyo, received a 50,000,000 Yen or approximately $432,000 working capital loan from Gunma Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Collaboration's growth.

         The loan requires thirty five monthly payments of 1,400,000 Yen or approximately $12,000 plus interest starting November 30, 2005, with a final payment of 1,000,000 Yen or approximately $9,000 plus interest due on October 31, 2008. The loan accrues interest at 2.2% and is guaranteed by the CEO of Rex Tokyo Co Ltd. and Rex Tokyo. There are no covenants or security requirements related to the loan.

NOTE 13. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND CERTAIN RELATIONSHIPS

         As of September 30, 2005, IAJ LBO Fund, PBAA Fund Ltd. ("PBAA"), Terra Firma, IAJ, and Hiroki Isobe collectively hold approximately 75.0% of the company's common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Mr. Hiroki Isobe controls each of our Controlling Stockholders.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of September 30, 2005, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

   Inter Asset Japan LBO No. 1 Fund owns:

                               IA Global, Inc........................  29.0%

   PBAA Fund Ltd. owns:

                               IA Global, Inc........................  26.2%

   Terra Firma Fund Ltd. owns:

                               IA Global, Inc........................  12.0%

   Inter Asset Japan Co., Ltd. owns:

                               IA Global, Inc........................   3.7%

   IA Global, Inc. owns:

                               Rex Tokyo Co. Ltd.....................  60.5%

                               Global Hotline, Inc................... 100.0% (2)

                               IA Global Acquisition Co..............   0.0% (1)

   Mr. Hiroki Isobe owns:

                               IA Global, Inc........................   4.1%

   Rex Tokyo Co Ltd            Colloboration Co Ltd.................. 100.0% (3)

                               Double R, Inc......................... 100.0% (4)

   Global Hotline, Inc.        Inforidge Co Ltd...................... 100.0%

                               IA Partners Co Ltd.................... 100.0%

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

$1,130,000 FINANCING

         On November 10, 2004, the company announced that PBAA, IAJ and Mr. Isobe have collectively invested an additional $1,130,000 into the company in a private placement transaction. PBAA and IAJ are existing shareholders of the company and, together with their affiliates, are the majority shareholders in the company. Mr. Isobe is affiliated with each of PBAA and IAJ and is a business partner with Alan Margerison, IA Global's CEO. The company will use the proceeds from this financing to accelerate the development of the Rex Tokyo business and for general corporate purposes. This financing will also increase stockholders' equity which is required in order for the company to maintain its American Stock Exchange ("AMEX") listing.

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

NOTE 14. EQUITY TRANSACTIONS

         During the nine months ended September 30, 2005, the following stockholder equity events occurred:

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

         On June 15, 2005, the company closed the acquisition of Global Hotline, a privately held Japanese company. The transaction was structured as a share exchange in which the company issued 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The common stock of the company issued had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500.

         On June 23, 2005, the company granted 1,500,000 of stock options at an exercise price of $.20 per share for the management and employees of Global Hotline. The stock options vest quarterly over three years and expire in June 23, 2015.

         On June 28, 2005, the company announced that it received commitments totaling $3,750,000 for convertible debentures. This financing includes a beneficial conversion feature, which increased the company's stockholders' equity by $1,250,000 as of September 30, 2005. On July 29, 2005, the company closed its sale of $3,750,000 of convertible debentures.

         On June 28, 2005, the company signed a subscription agreement with Mr. Honda, a Japanese investor. The company sold 350,000 shares of restricted common stock at $.17 per share. The $59,500 was received on July 25, 2005.

         On August 3, 2005, the company granted 400,000 of stock options at an exercise price of $.26 per share on August 1, 2005 to Mark Scott, Raymond Christinson, Jun Kumamoto and Eric La Cara, directors of the company. Each of the above directors received options for 100,000 shares. The stock options vest quarterly over three years and expire on August 1, 2015.

         On August 3, 2005, Mr. Margerison terminated his employment agreement dated February 3, 2003 and forfeited 1,000,000 stock options of the 2,000,000 stock options granted on June 15, 2003 at $.20 per share.

         On August 11, 2005, the company filed a registration statement covering 12,500,018 shares issuable upon conversion of the $3,750,000 convertible debentures as required in the subscription agreement.

         On August 18, 2005, the company filed an amended registration statement covering 16,638,772 shares of our common stock related to the Rex Tokyo and Global Hotline acquisitions and certain private placements.

         On September 23, 2005, the company issued 25,000 shares of our common stock to AIM Capital Corporation for investor relations services.

NOTE 15. THIRD PARTY LICENSES AND AGREEMENTS

         Global Hotline has two contracts with a significant Japanese telecommunications company. The first contract covers the period October 1, 2004 thru September 30, 2005 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 841,000,000 Yen or approximately $7,300,000 under this contract. The second contract covers the period March 16, 2005 through March 31, 2006 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 2,925,000,000 Yen or approximately $25,400,000, under this contract. If the targets are not achieved on a quarterly basis, then Global Hotline will be required to refund a portion of the revenue to the customer. The contracts may be cancelled if Global Hotline commits a material breach as defined in the contracts. Absent a material breach by Global Hotline, the contracts may be extended.

         Under the first contract, Global Hotline is liable to the significant Japanese telecommunications company for shortfalls to sell the contracted amounts of subscriber lines. In order to protect against these penalties, Global entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation. The agreement with 3S Networks has a one year term and defines a contracted amount of lines that must be sold by 3S Networks. In the event that 3S Networks did not achieve contracted target sales quotas, the contract provides for penalties to be paid by 3S Network to Global Hotline. As of September 30, 2005, Global Hotline did not achieve the required target of lines to be sold under the first contract, and accordingly has accrued approximately $ 1,377,000 in penalties as of September 30, 2005. Concurrently, Global Hotline's agent 3S Networks did not achieve their required sales quota, and accordingly Global Hotline recorded approximately $1,699,000 in penalties in accounts receivable from 3S Networks. The company expects to recover this accounts receivable in the fourth quarter of 2005.

         The 3S Network contract can be cancelled under certain conditions and Global Hotline can extend the contract. In addition to the 3S Network contract, Global Hotline entered into a contract with Cubic Co Ltd ("Cubic") on April 15, 2005 to outsource call center operations for the first contract. Global Hotline operates two call center operations to support the second contract.

         Under the second contract, Global Hotline achieved its targets for the three and six months ended September 30, 2005 and has not recorded a penalty.

NOTE 16. COMMITMENTS AND CONTINGENCIES

         As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the Company, IAJ and David Badner, a major stockholder and former consultant to us, Mr. Badner agreed to indemnify and hold us harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, the company was notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner is contesting his indemnification obligation.

         On November 5, 2004, the company received notice from the American Arbitration Association in New York City ("Arbitrator") that Mr. Badner commenced an arbitration proceeding against the company, our major shareholder, IAJ, and certain officers of the company and IAJ relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. On January 7, 2005, the company received notice from the Arbitrator that Mr. Badner had amended his arbitration claim. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, the company filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration is scheduled for December 2005. Mr. Badner has also filed a lawsuit in a New York State court against one of the company's officers alleging defamation based largely on the same claims made in the arbitration matter.

         The company appropriately responded to Mr. Badner's allegations and the company intends to vigorously defend against his claims. The company has limited insurance to cover these claims and there is no guarantee that we will be successful in defending these claims.

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

         On November 19, 2004, the company amended its employment agreement with Mark Scott to serve, for a term of two years, as Chief Financial Officer at an annual rate of $165,000. Mr. Scott is eligible to receive compensation, including options, bonuses up to $40,000 and benefits, at the discretion of our compensation committee. Mr. Scott works full time for the company. This employment agreement also contain provisions for confidentiality for the term of the agreement and thereafter. The employment agreement also provides for a severance payment in the amount of 33% of the executive's annual base salary in the event that the employee is terminated by the company without cause. On May 16, 2005, the company entered into an Amendment to Employment Agreement with Mr. Scott whereby his 2005 bonus program was amended. On August 3, 2005, the company committee approved an increase in Mr. Scott's annual compensation to $183,000, which was effective as of August 1,2005. On October 12, 2005, the company entered into an Amendment to Employment Agreement with Mr. Scott, increasing the term to three years, and extended to nine months (i) the notice period for Mr. Scott to terminate his employment and (ii) the severance the Mr. Scott is to receive upon termination by the company without cause.

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

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, which operates as a holding company, (ii) Rex Tokyo, a supplier and installer of parts to the Pachinko and slot machine gaming industry, (iii) Global Hotline, a call center operator and reseller of telephone and broadband lines in Japan (iv) Fan Club, which on May 12, 2005, the company announced the sale to TK Partners, formerly Cyber Holdings Co Ltd and (v) IA Global Acquisition Co, which on July 15, 2005, with an effective date of July 1, 2005, the company announced the closing of the divestiture of its wholly owned subsidiary and its remaining holdings related to QuikCAT to Ominira, that is affiliated with Innovative Computing Group, Inc., the founder of QuikCAT. In accordance with SFAS 144, the company accounted for the losses of Fan Club and IA Global Acquisition Co for the three and nine months ended September 30, 2005 as discontinued operations in its consolidated statement of operations.

         The following table presents revenues, operating income (loss) and total assets by company for the three and nine months ended September 30, 2005 and 2004:

(dollars in thousands)
                                                             Global
                               IA Global,     Rex Tokyo      Hotline                    Discontinued
Company                           Inc.         Co Ltd        Co Ltd          Total       Operations        Total
-------------------------      ----------     ---------      -------       --------     ------------      --------
Three Months Ended:
  September 30, 2005
  Revenue ...............       $     -        $  9,709      $ 7,106       $ 16,815        $     -        $ 16,815

  Operating income (loss)          (368)            462        1,009          1,103              -           1,103

  Total assets ..........         5,045           8,838       11,980         25,863              -          25,863

  September 30, 2004
  Revenue ...............       $     -        $  7,490      $     -       $  7,490        $   958        $  8,448

  Operating income (loss)           (56)            (21)           -            (77)          (156)           (233)

  Total assets ..........           389           6,737            -          7,126          2,911          10,037

Nine  Months Ended:
  September 30, 2005
  Revenue ...............       $    -         $ 23,226      $ 7,999       $ 31,225        $     -        $ 31,225

  Operating income (loss)          (837)           (945)         804           (978)             -            (978)

  Total assets ..........         5,045           8,838       11,980         25,863              -          25,863

  September 30, 2004
  Revenue ...............       $     -        $ 17,128      $     -       $ 17,128        $ 2,734        $ 19,862

  Operating income (loss)          (835)            169            -           (666)          (184)           (850)

  Total assets ..........           389           6,737            -          7,126          2,911          10,037

(dollars in thousands)
                                                                                         Discontinued
Geographic Region                 U.S.          Japan                        Total        Operations        Total
-------------------------       -------        -------                     --------      ------------     --------
Three Months Ended:
  September 30, 2005
  Revenue ...............       $     -        $ 16,815                    $ 16,815        $     -        $ 16,815

  Operating income (loss)          (368)          1,471                       1,103              -           1,103

  Total assets ..........         5,045          20,818                      25,863              -          25,863

  September 30, 2004
  Revenue ...............       $     -        $  7,490                    $  7,490        $   958        $  8,448

  Operating income (loss)           (56)            (21)                        (77)          (156)           (233)

  Total assets ..........           389           6,737                       7,126          2,911          10,037

                                ----------------------------------------------------------------------------------
Nine Months Ended:
  September 30, 2005
  Revenue ...............       $     -        $ 31,225                    $ 31,225        $     -        $ 31,225

  Operating income (loss)          (837)           (141)                       (978)             -            (978)

  Total assets ..........         5,045          20,818                      25,863              -          25,863

  September 30, 2004
  Revenue ...............       $     -        $ 17,128                    $ 17,128        $ 2,734        $ 19,862

  Operating income (loss)          (835)            169                        (666)          (184)           (850)

  Total assets ..........           389           6,737                       7,126          2,911          10,037


The following reconciles operating profit (loss) to net profit (loss):

(dollars in thousands)
                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September, 30,
                                                   ----------------------        ----------------------
                                                     2005           2004           2005           2004
                                                   -------        -------        -------        -------
Operating profit (loss) ....................       $ 1,103        $ (233)        $ (978)        $  (850)

Other income (expense) .....................            33            35             63             159
                                                   -------        -------        -------        -------

Profit (loss) from continuing operations
  before minority interests and income taxes         1,136          (198)          (915)           (691)

Minority interests .........................            75            (1)          (301)             68
                                                   -------        -------        -------        -------

Profit (loss) from continuing operations
  before income taxes ......................         1,061          (197)          (614)           (759)

Income tax (benefit) provision .............           327            88           (325)            290
                                                   -------        -------        -------        -------

Net profit (loss) from continuing operations           734          (285)          (289)         (1,049)

Loss from discontinued operations ..........             -             -           (412)              -
                                                   -------        -------        -------        -------

Net profit (loss) ..........................       $   734        $ (285)        $ (701)        $(1,049)
                                                   =======        ======         ======         =======

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

INTRODUCTION

         We have incurred net losses from continuing operations of $.9 million, $2.1 million and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. We had revenues of $31.6 million, $1.1 million and $.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related parties, and through the issuance of equity for services. We expect our net loss from operations to decrease in 2005.

         We operate primarily as a holding company. We intend to grow our Rex Tokyo and Global Hotline businesses. Also, we intend to further increase the number of our majority-owned companies by acquiring primarily Japanese small to midsize companies at low acquisition costs in the gaming, entertainment and technology markets.

         Rex Tokyo received a 100,000,000 Yen or approximately $923,275 working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital on June 30, 2004. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen or approximately $978,761 loan with Mizuho, an unrelated Japanese bank.

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

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005.

         The acquisition of Global Hotline, a privately held Japanese company, closed on June 15, 2005. We expect GHI to contribute $15,000,000 to $17,000,000 in sales to IA Global during 2005 and $25,000,000 to $27,000,000 in sales through March 31, 2006. We expect GHI to be profitable on a stand-alone basis starting in the third or fourth quarter of 2005 and help IA Global to achieve our goal of being profitable for 2005.

         On August 31, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $899,000 working capital loan from Mizuho Bank, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On October 31, 2005, Collaboration, a subsidiary of Rex Tokyo, received a 50,000,000 Yen or approximately $432,000 working capital loan from Gunma Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Collaboration's growth.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Global Hotline and subsidiaries, to acquire businesses. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

         o Expanding the Global Hotline business by renewing the contracts with a significant Japanese telecommunication company.

         o Expanding operations by selectively acquiring other quality companies in Japan.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to risks associated with legal claims, mergers and acquisitions, customer concentration, a volatile share price and limited insurance. These risks and uncertainties are discussed in "Factors That May Effect Future Results."

         Over the last few years the Pachinko / Slot Machine industry in Japan has seen significant growth from operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. During the nine months ended September 30, 2005, 37.2% of the company's consolidated revenues resulted from sales to one Chain Store. Any slow down in this side of the industry could significantly impact Rex Tokyo's ability to perform at its current revenue levels. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plans by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         o Its contracts with a significant telecommunications company may not be renewed;

         o  Passing of new or changes in existing legislation;

         o  Impact of privacy laws;

         o  New competitors;

         o  Decreased pricing;

         o  Default or lack of performance by its agents;

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         In addition, the Global Hotline business has a concentration of customers and suppliers with one customer and two agents, respectively. The Global Hotline business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect Global Hotline's ability to achieve the contract rates in the contracts and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

         We have expanded our operations by acquiring companies, primarily in Japan. We have been reliant on the company's majority shareholder in assisting us in raising financing to carry out these acquisitions. We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Global Hotline, to acquire businesses. Our major shareholder has indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholder or otherwise.

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

(dollars in thousands)
                                                                      Three Months Ended September 30,
                                                            ---------------------------------------------------
                                                              2005          2004       $ Variance    % Variance
                                                            -------       -------      ----------    ----------
Revenue ..............................................      $16,815       $ 8,448       $ 8,367         99.0%

Cost of sales ........................................        9,919         7,075         2,844         40.2%
                                                            -------       -------       -------       -------

Gross profit .........................................        6,896         1,373         5,523        402.3%
                                                            -------       -------       -------       -------

Expenses:
Selling, general and
  administrative expenses ............................        5,793         1,606         4,187        260.7%
                                                            -------       -------       -------       -------
Total expenses .......................................        5,793         1,606         4,187        260.7%
                                                            -------       -------       -------       -------

Operating profit (loss) ..............................        1,103          (233)        1,336        573.4%
                                                            -------       -------       -------       -------

Other Income (Expense):
Interest income ......................................           27             2            25           *
Interest expense and amortization of beneficial
  conversion feature .................................         (206)          (21)         (185)       881.0%
Other income .........................................           (4)           82           (86)      -104.9%
Foreign currency transaction adjustment ..............            6             -             6           *
Loss on equity investment in QuikCAT Australia Pty Ltd            -           (28)           28           *
Gain on sale of subsidiaries .........................          210             -           210           *
                                                            -------       -------       -------       -------
Total other income (expense) .........................           33            35            (2)        -5.7%
                                                            -------       -------       -------       -------
Profit (loss) before minority interests
  and income taxes ...................................        1,136          (198)        1,334        673.7%
Minority interests ...................................           75            (1)           76           *
                                                            -------       -------       -------       -------
Profit (loss) before income taxes
  taxes ..............................................        1,061          (197)        1,258        638.6%
Income taxes:
Current (benefit) provision ..........................          556            59           497        842.4%
Deferred (benefit) provision .........................         (229)           29          (258)      -889.7%
                                                            -------       -------       -------       -------
Profit (loss) from continuing operations .............          734          (285)        1,019        357.5%
Profit (loss) from discontinued operations ...........            -             -             -           *
                                                            -------       -------       -------       -------
Net profit (loss) ....................................      $   734       $  (285)      $ 1,019        357.5%
                                                            =======       =======       =======       =======

(dollars in thousands)
                                                                      Nine Months Ended September 30,
                                                            ---------------------------------------------------
                                                              2005          2004       $ Variance    % Variance
                                                            -------       -------      ----------    ----------
Revenue ..............................................      $31,225       $19,862       $11,363         57.2%

Cost of sales ........................................       22,022        16,503         5,519         33.4%
                                                            -------       -------       -------       -------

Gross profit .........................................        9,203         3,359         5,844        174.0%
                                                            -------       -------       -------       -------

Expenses:
Selling, general and
  administrative expenses ............................       10,181         4,209         5,972        141.9%
                                                            -------       -------       -------       -------
Total expenses .......................................       10,181         4,209         5,972        141.9%
                                                            -------       -------       -------       -------

Operating loss .......................................         (978)         (850)         (128)       -15.1%
                                                            -------       -------       -------       -------

Other Income (Expense):
Interest income ......................................           34            10            24           *
Interest expense and amortization of beneficial
  conversion feature .................................         (248)          (41)         (207)       504.9%
Other income .........................................           36           231          (195)       -84.4%
Foreign currency transaction adjustment ..............          (69)            2           (71)          *
Loss on equity investment in QuikCAT Australia Pty Ltd            -           (43)           43           *
Gain on sale of subsidiaries .........................          310             -           310           *
                                                            -------       -------       -------       -------
Total other income (expense) .........................           63           159           (96)       -60.4%
                                                            -------       -------       -------       -------
Loss before minority interests
  and income taxes ...................................         (915)         (691)         (224)        32.4%
Minority interests ...................................         (301)           68          (369)      -542.6%
                                                            -------       -------       -------       -------
Loss before income taxes
  taxes ..............................................         (614)         (759)          145         19.1%
Income taxes:
Current (benefit) provision ..........................          (95)          237          (332)      -140.1%
Deferred (benefit) provision .........................         (230)           53          (283)      -534.0%
                                                            -------       -------       -------       -------
Loss from continuing operations ......................         (289)       (1,049)          760         72.4%
Loss from discontinued operations ....................         (412)            -          (412)          *
                                                            -------       -------       -------       -------
Net loss .............................................      $  (701)      $(1,049)      $   348         33.2%
                                                            =======       =======       =======       =======

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

NET REVENUE

         Net revenue for the three months ended September 30, 2005 increased $8,367,000 to $16,815,000, as compared to the three months ended September 30, 2004. Rex Tokyo recorded revenue of $9,709,000 and Global Hotline recorded revenue of $7,106,000. Global Hotline was acquired on June 15, 2005. The Rex Tokyo increase was due to order increases from Rex Tokyo's major customer.

         In the prior year, Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $7,490,000 and Fan Club recorded revenue of $905,000. Fan Club was sold on May 12, 2005.

COST OF SALES

         Cost of sales for the three months ended September 30, 2005 increased $2,844,000 to $9,919,000 as compared to the three months ended September 30, 2004. This was due to Rex Tokyo cost of sales of $7,793,000 consisting primarily of inventory purchases and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Global Hotline cost of sales was $2,126,000 and this is primarily related to outsourced call center operations to support the one contract with a significant Japanese telecommunications company. The Rex Tokyo increase relates to order increases from Rex Tokyo's major customer.

EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2005 increased $4,187,000 to $5,793,000, as compared to the three months ended September 30, 2004. This was due to increased operating expenses of $1,454,000 related to Rex Tokyo and $3,971,000 related to Global Hotline.

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

OTHER INCOME/ EXPENSE

         Other income for the three months ended September 30, 2005 was $33,000 as compared to $35,000 for the three months ended September 30, 2004. The 2005 other income was primarily related to gain on sale of subsidiaries of $210,000, offset by interest expense and amortization of beneficial conversion feature of $206,000.

NET INCOME FROM CONTINUING OPERATIONS

         Net income from continuing operations was $734,000 for the three months ended September 30, 2005 as compared to a net loss of $285,000 for the three months ended September 30, 2004. The reasons for the net income improvement were discussed above.

NET INCOME

         Net income was $734,000 for the three months ended September 30, 2005 as compared to a net loss of $285,000 for the three months ended September 30, 2004. The reasons for the net income improvement were discussed above.

GRANT OF STOCK OPTIONS

         On August 3, 2005, we granted 400,000 of stock options at an exercise price of $.26 per share on August 1, 2005 to Mark Scott, Raymond Christinson, Jun Kumamoto and Eric La Cara, directors of the company. Each of the above directors received options for 100,000 shares. The stock options vest quarterly over three years and expire on August 1, 2015.

         On August 3, 2005, Mr. Margerison terminated his employment agreement dated February 3, 2003 and forfeited 1,000,000 stock options of the 2,000,000 stock options granted on June 15, 2003 at $.20 per share.

         We have not recorded any compensation expense for stock options granted to employees during the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

         Net revenue for the nine months ended September 30, 2005 increased $11,363,000 to $31,225,000, as compared to the nine months ended September 30, 2004. Rex Tokyo recorded revenue of $23,226,000 and Global Hotline recorded revenue of $7,999,000. Global Hotline was acquired June 15, 2005.

         In the prior year, Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $17,128,000 and Fan Club recorded revenue of $2,660,000. Fan Club was sold May 12, 2005, and is included in loss from discontinued operations.

COST OF SALES

         Cost of sales for the nine months ended September 30, 2005 increased $5,519,000 to $22,022,000 as compared to the nine months ended June 30, 2004. This increase was due to Rex Tokyo cost of sales of $19,470,000 consisting primarily of inventory purchases used in sales and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Global Hotline cost of sales was $2,553,000 and this primarily related to outsourced call center operations to support the first contract with the significant Japanese telecommunications company.

EXPENSES

         Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $5,972,000 to $10,181,000, as compared to the nine months ended September 30, 2004. This was due to increased operating expenses of $4,702,000 related to Rex Tokyo and $4,641,000 related to Global Hotline.

         For 2005 and 2004, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Rex Tokyo on March 18, 2004, IA Global Acquisition Co on June 10, 2004 and Global Hotline on June 15, 2005 and the sale of Fan Club on May 12, 2005 and IA Global Acquisition Co on July 1, 2005.

OTHER INCOME/ EXPENSE

         Other income for the nine months ended September 30, 2005 was $63,000 as compared to $159,000 for the nine months ended September 30, 2004. The 2005 other income was primarily related to gain on sale of subsidiaries of $310,000, offset by interest expense and amortization of beneficial conversion feature of $248,000 and a foreign currency translation adjustment of $69,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $289,000 for the nine months ended September 30, 2005 as compared to a net loss of $1,049,000 for the nine months ended September 30, 2004. The reasons for the decreased loss were discussed above.

NET LOSS

         Net loss was $701,000 for the nine months ended September 30, 2005 as compared to a net loss of $1,049,000 for the nine months ended September 30, 2004. The reasons for the decreased loss were discussed above.

         In accordance with SFAS 144, we accounted for the Fan Club loss of $257,000 and the IA Global Acquisition loss of $155,000 for the nine months ended September 30, 2005 as discontinued operations in our consolidated statement of operations.

GRANT OF STOCK OPTIONS

         On August 3, 2005, we granted 400,000 of stock options at an exercise price of $.26 per share on August 1, 2005 to Mark Scott, Raymond Christinson, Jun Kumamoto and Eric La Cara, directors of the company. Each of the above directors received options for 100,000 shares. The stock options vest quarterly over three years and expire on August 1, 2015.

         On August 3, 2005, Mr. Margerison terminated his employment agreement dated February 3, 2003 and forfeited 1,000,000 stock options of the 2,000,000 stock options granted on June 15, 2003 at $.20 per share.

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

         We have not recorded any compensation expense for stock options granted to employees during the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $5,999,000 and net working capital of approximately $4,435,000 as of September 30, 2005. We had a net loss from continuing operations of approximately $289,000 for the nine months ended September 30, 2005 and $942,000 for the year ended December 31, 2004. We expect our net loss from operations to decrease in 2005.

         Rex Tokyo received a 100,000,000 Yen or approximately $923,275 working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital on June 30, 2004. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen or approximately $978,761 loan with Mizuho Bank, an unrelated Japanese bank.

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

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000, to be amortized over the life of the notes. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005.

         On August 31, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $899,000 working capital loan from Mizuho, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On October 31, 2005, Collaboration, a subsidiary of Rex Tokyo, received a 50,000,000 Yen or approximately $432,000 working capital loan from Gunma Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Collaboration's growth.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Global Hotline, to acquire businesses. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.1 million as of September 30, 2005, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt and $0.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $13.8 million, including $6.9 million issued for services, $3.6 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from short-term and long-term debt with approximately $3.8 million was outstanding as of September 30, 2005, excluding convertible debentures.

OPERATING ACTIVITIES

         Net cash used in operations for the nine months ended September 30, 2005 was $1,392,000. This amount was primarily related to a net loss of $701,000 and a decrease in accounts payable of $4,340,000. This was offset by depreciation and amortization of $802,000, a decrease in accounts receivable of $2,002,000, a decrease in prepaid expenses of $1,064,000 and an increase in accrued and other liabilities of $1,260,000.

         Net cash used in operations for the nine months ended September 30, 2005 reflects the seasonality of Rex Tokyo, with the fourth quarter typically its best sales quarter and the third quarter of 2005 reflecting lower revenue.

INVESTING ACTIVITIES

         Net cash used in investing activities for the nine months ended September 30, 2005 was $1,420,000. This amount related primarily to a loan to an affiliate of our major shareholder, offset by $1,240,000 in cash obtained from our acquisition of Global Hotline on June 15, 2005.

         On September 30, 2005, Global Hotline. entered into a Senior Secured Promissory Note of 300,000,000 Yen or approximately $2,698,000 with GMB International, Inc., a party affiliated with our majority shareholder.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the nine months ended September 30, 2005 was $5,306,000. This amount related primarily to net proceeds from issuance of convertible debentures of $3,483,000 and long term debt of $3,736,000, offset by repayment of long term debt-affiliated party and long term debt of $1,972,000.

         Rex Tokyo received a 100,000,000 Yen, or $923,275 working capital loan with Nihon Shinko Bank Co, an affiliated party, for use as operating capital on June 30, 2004. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen, or $978,761 loan with Mizuho, an unrelated Japanese bank.

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

         On August 31, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $899,000 working capital loan from Mizuho, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On October 31, 2005, Collaboration, a subsidiary of Rex Tokyo, received a 50,000,000 Yen or approximately $432,000 working capital loan from Gunma Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Collaboration's growth.

Other Material Commitments. The Company's contractual cash obligations as of September 30, 2005 are summarized in the table below (1):

                                                Less Than                                  Greater Than
Contractual Cash Obligations       Total         1 Year         1-3 Years     3-5 Years      5 Years
----------------------------     ----------     ----------     ----------     ---------    ------------
Operating leases ...........     $  603,915     $  603,915     $        0      $     0         $0

Capital lease obligations ..         71,356         24,882         23,237       23,237          0

Long term debt repayment ...      3,085,090      1,577,949      1,507,141            0          0

Capital expenditures .......        100,000        100,000              0            0          0

Acquisitions ...............        100,000        100,000              0            0          0
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

INTANGIBLE ASSETS

         Other intangible assets primarily relate to the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline over thirty nine months on a straight - line basis, which is the expected life of the agreements with a significant telecommunications company.

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

         Global Hotline revenue was derived from operating call centers and the reselling of telephone and broadband lines in Japan. Revenue for one contract has been recognized and recorded over the life of the contract. Revenue for another contract is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded or $4,446,071 of deferred revenue as of September 30, 2005.

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

THE COMPANY IS EXPOSED TO LEGAL CLAIMS.

         As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the company, IAJ and David Badner, a major stockholder and former consultant to us, Mr. Badner agreed to indemnify and hold us harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, we were notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner is contesting his indemnification obligation.

         On November 5, 2004, we received notice from the American Arbitration Association in New York City ("Arbitrator") that Mr. Badner commenced an arbitration proceeding against us, our major shareholder, IAJ, and certain officers of the Company and IAJ relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the Company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. On January 7, 2005, we received notice from the Arbitrator that Mr. Badner had amended his arbitration claim. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration is scheduled for December 2005. Mr. Badner has also filed a lawsuit in a New York State court against one of the company's officers alleging defamation based largely on the same claims made in the arbitration matter.

         We have appropriately responded to Mr. Badner's allegations and we intend to vigorously defend against his claims. We have limited insurance to cover these claims and there is no guarantee that we will be successful in defending these claims.

         We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Rex Tokyo and subsidiaries, Global Hotline and subsidiaries, to acquire businesses. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

OUR CUSTOMER BASE IS CONCENTRATED.

         Rex Tokyo has one customer that was 37.2% of net consolidated revenues for the nine months ended September 30, 2005. Global Hotline has one customer that is 24.9% of net consolidated revenues for the nine months ended September 30, 2005. We anticipate that significant customer concentration will continue for the foreseeable future. The loss of a significant customer would have a material adverse effect on our business, financial condition and results of operations.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

         - Quarterly variations in our operating results,

         - Announcements of technological innovations,

         - New product introductions by us or our competitors,

         - Competitive activities,

         - Announcements by us regarding significant acquisitions and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, liquidity and our AMEX listing,

         - Additions or departures of key personnel,

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 14, 2005, 97.4 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other Company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal stockholders and other Company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

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

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         We have experienced net losses since inception. We expect our net losses from operations to decrease during 2005. There can be no assurance that we will ever achieve profitability.

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

         We have two contracts with a significant Japanese telecommunications company. The first contract covers the period October 1, 2004 thru September 30, 2005 and requires us to sell subscriber lines based on agreed monthly targets. We expect to be paid 841,000,000 Yen or approximately $7,300,000 under this contract. The second contract covers the period March 16, 2005 through March 31, 2006 and requires us to sell subscriber lines based on agreed monthly targets. Global Hotline expects to be paid 2,925,000,000 Yen or approximately $25,400,000, under this contract. If the targets are not achieved on a quarterly basis, then we will be required to refund a portion of the revenue to the customer. The contracts may be cancelled if we commit a material breach as defined in the contracts. Absent a material breach by us, the contracts may be extended.

         We entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation for the first contract. The agreement has a one year term and provides for lines sold and penalties that protect the revenues and profits of the first contract. The contract may be cancelled under certain conditions and we may extend the contract. We utilize two agents to support the 3S Networks contract. We own and operate two call center operations to support the second contract.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

         As of November 14, 2005, IAJ LBO Fund, PBAA, Terra Firma, IAJ, and Hiroki Isobe collectively hold approximately 75.0% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages described in this Form 10-Q include the 11,580,000 shares of common stock issuable to IAJ LBO Fund upon the conversion of 1,158 shares of Series B preferred stock and excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issued by us to selling stockholders upon conversion of the convertible debentures. Such entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Stockholders.

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

WE ARE EXPOSED TO CHANGES IN THE PACHINKO INDUSTRY.

         Over the last few years the Pachinko/Slot Machine industry in Japan has seen significant growth in operators known as "Chain Stores". Rex Tokyo has taken advantage of this growth, and focused heavily on servicing these clients. During the nine months ended September 30, 2005, 37.2% of consolidated revenues resulted from Sales to one Chain Store. Any slow down from this side of the industry could significantly impact Rex Tokyo's ability to perform at its current levels of revenue. Further, Chain Stores have thus far focused heavily on a high level of automation within the stores. Any change in plan by Chain Stores to decrease the level of automation could adversely affect Rex Tokyo's sales of machinery and parts. This could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         Rex Tokyo's business is dependent upon its ability to maintain tight control on its cash flow cycle. In general, as the amount of work increases the amount of cash flow required increases. If Rex Tokyo is not able to maintain sufficient cash flow to expand its business at the same pace as its clients expansion, it may lead to clients moving their accounts to other service providers.

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

         o Its contracts with a significant telecommunications company may not be renewed;

         o  Passing of new or changes in existing legislation;

         o  Impact of privacy laws;

         o  New competitors;

         o  Decreased pricing;

         o  Default or lack of performance by its supplier or agents;

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         In addition, our business has a concentration of customers and suppliers with one customer, one outsourced supplier and two agents. Our business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

INTEREST RATE RISK

         The company is exposed to interest rate risk due to the long term debt of $3,085,090 as of September 30, 2005. On January 18, 2005, Rex Tokyo refinanced this loan by entering into a 100,000,000 Yen or approximately $978,761 loan with Mizuho Bank, unrelated Japanese bank.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $940,000 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank.

         On June 17, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $917,900 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         On August 31, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $899,000 working capital loan from Mizuho, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As part of the September 25, 2002 Agreement and Assignment (the "Agreement and Assignment") between the company, IAJ and David Badner, a major stockholder and former consultant to us, Mr. Badner agreed to indemnify and hold us harmless against certain expenses, including, among other things, any fees and damages arising from the Krakowski matter. On November 5, 2004, we were notified that, in connection with the arbitration matter initiated by Mr. Badner described below, Mr. Badner is contesting his indemnification obligation.

         On November 5, 2004, we received notice from the American Arbitration Association in New York City ("Arbitrator") that Mr. Badner commenced an arbitration proceeding against us, our major shareholder, IAJ, and certain officers of the Company and IAJ relating to the Agreement and Assignment. Mr. Badner alleges (i) unrestricted shares of the Company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. On January 7, 2005, we received notice from the Arbitrator that Mr. Badner had amended his arbitration claim. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration is scheduled for December 2005. Mr. Badner has also filed a lawsuit in a New York State court against one of the company's officers alleging defamation based largely on the same claims made in the arbitration matter.

         We have appropriately responded to Mr. Badner's allegations and we intend to vigorously defend against his claims. We have limited insurance to cover these claims and there is no guarantee that we will be successful in defending these claims.

         We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On September 23, 2005, we issued 25,000 shares of our common stock to AIM Capital Corporation for investor relations services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2005 that were not filed.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------

  10.1 Stock Purchase Agreement signed July 15, 2005 and effective July 1, 2005 among IA Global, Inc., IA Global Acquisition Co. Ltd. and Ominira Networks, LLC. (1)

  10.2 Senior Secured Promissory Note signed July 15, 2005 and effective July 1, 2005 by Ominira Networks, LLC. (1)

  10.3 Sale of Shares Agreement dated August 16, 2005 between Rex Tokyo Co Ltd and Inter Asset Japan Co Ltd. (2)

  10.4 Amendment to Option Exercise, Transition and Consolidation Agreement dated September 5, 2005 amongst IA Global, Inc., QuikCAT Australia Pty Ltd., NanoCAT Technologies Pte Ltd and Marie-Rose Pontre'. (3)

  10.5 Financial Loan Document between Rex Tokyo Co Ltd and Mizuho Bank Co Ltd dated August 31, 2005. (3)

  10.6 Amendment 2 to Option Exercise, Transition and Consolidation Agreement dated September 20, 2005 amongst IA Global, Inc., QuikCAT Australia Pty Ltd., NanoCAT Technologies Pte Ltd and Marie-Rose Pontre'. (4)

  10.7 Amendment to Internet Accelerator Assignment Agreement dated September 30, 2005 amongst IA Global, Inc., QuikCAT Australia Pty Ltd and IA Global Acquisition Co. (5)

  10.8 Senior Secured Promissory Note dated September 30, 2005 between Global Hotline, Inc. and GMB International, Inc. (6)

  10.9 Amendment to Employment Agreement dated October 12, 2005 between IA Global, Inc. and Mark Scott. (7)

  10.10 Amendment to Senior Secured Promissory Note dated November 4, 2005 between IA Global, Inc., IA Global Acquisition Co. and Ominira Networks, LLC. (8)

  10.11 Amendment to Senior Secured Promissory Note dated November 4, 2005 between Global Hotline, Inc. and GMB International, Inc. (8)

  31.1 Certification of the President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.(9)

  32.1 Certification of the President and Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended. (9)

  99.1 Global Hotline's audited consolidated financial statements for the period from inception to March 31, 2005, together with the Report of Independent Registered Public Accounting Firm thereon. (10)

  99.2 The unaudited Pro Forma Combined Condensed Consolidated Balance Sheet of the company as of December 31, 2004 and Global Hotline as of March 31, 2005 and the unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and Global Hotline for the twelve months ended December 31, 2004 and the period from inception to March 31, 2005, respectively. (10)

  99.3 The unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and Global Hotline for the six months ended June 30, 2005. The unaudited Consolidated Balance Sheet of the Company as of June 30, 2005 is consolidated with Global Hotline and is included in the Form 10-Q filed on August 16, 2005. (10)
_________

   (1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated July 15, 2005 and filed on July 18, 2005 and incorporated herein by reference.

   (2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated August 16, 2005 and filed on August 22, 2005 and incorporated herein by reference.

   (3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated August 31, 2005 and filed on September 7, 2005 and incorporated herein by reference.

   (4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 20, 2005 and filed on September 20, 2005 and incorporated herein by reference.

   (5) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 30, 2005 and filed on October 6, 2005 and incorporated herein by reference.

   (6) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated September 30, 2005 and filed on October 11, 2005 and incorporated herein by reference.

   (7) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 12, 2005 and filed on October 12, 2005 and incorporated herein by reference.

   (8) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 4, 2005 and filed on November 4, 2005 and incorporated herein by reference.

   (9) Filed herewith.

   (10) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated November 3, 2005 and filed on November 3, 2005 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IA Global, Inc.
                                        (Registrant)

Date: November 14, 2005                 By: /s/ Mark Scott
                                            --------------
                                        Mark Scott,
                                        President and Chief Financial Officer
                                        (Principal Executive and Financial
                                        and Accounting Officers)