Form 10-Q/A
period 2005-09-30
IA GLOBAL INC
filed 2005-11-17
CIK 1077634

________________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ___________________________

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

     Item 4.   Submission of Matters to a Vote of Security Holders ...........46

     Item 5.   Other Information .............................................47

     Item 6.   Exhibits ......................................................47

Signatures ...................................................................49



                                Explanatory Note

         This Quarter Report on Form 10-Q/A (Amendment No. 1)(the "Amendment") is being filed by IA Global, Inc. to correct typographical errors and the number of weighted average shares of common stock and common equivalent shares outstanding during the three months ended September 30, 2005 in the company's Quarterly Report on Form 10-Q for the nine months ended September 30, 2005 (the "Original 10-Q") The Original 10-Q included the "Consolidated Balance Sheet," which contained typographical errors in the line items entitled "Accounts Payable - Trade," "Total Current Liabilities" and "Total Liabilities and Stockholder's Equity." The correction to the weighted average shares has no effect on the diluted net profit (loss) per share as shown on the Consolidated Statement of Operations.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                                                          September 30,      December 31,
                                                                              2005               2004
                                                                          ------------       ------------
                                                                           (unaudited)         (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ........................................      $  5,999,368       $  3,847,813
  Accounts receivable, net of allowance for doubtful accounts
    of $110,610 and $93,338, respectively ..........................         5,804,241          6,431,663
  Notes receivable-trade ...........................................           285,240            641,305
  Inventories ......................................................            98,970            164,046
  Prepaid expenses .................................................           511,777            771,036
  Consumption and deferred tax receivable ..........................           355,649            161,769
  Notes receivable .................................................         4,612,270            150,000
  Other current assets .............................................           351,104            136,102
  Assets held for sale .............................................                 -            773,582
  Subscription receivable ..........................................                 -                  -
  Income tax receivable- foreign ...................................            50,740                  -
                                                                          ------------       ------------
    Total current assets ...........................................        18,069,359         13,077,316

EQUIPMENT, NET .....................................................           860,434            273,245

OTHER ASSETS
  Intangible assets, net ...........................................         4,902,299          1,271,935
  Deferred tax asset ...............................................           581,709            390,079
  Other assets .....................................................         1,448,837            200,641
                                                                          ------------       ------------

                                                                          $ 25,862,638       $ 15,213,216
                                                                          ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade .........................................      $  2,141,831       $  6,446,656
  Notes payable- trade .............................................         1,113,176          1,474,582
  Accrued liabilities ..............................................         3,701,349            529,198
  Consumption taxes received .......................................           653,599            260,648
  Income taxes payable- foreign ....................................                 -            235,047
  Current portion of long term debt ................................         1,577,949            484,966
  Deferred revenue .................................................         4,446,071                  -
                                                                          ------------       ------------
    Total current liabilities ......................................        13,633,975          9,431,097
                                                                          ------------       ------------

LONG TERM  LIABILITIES:
  Long term debt ...................................................         1,507,141            242,463
  Convertible debentures ...........................................         2,604,166                  -
  Retirement benefits ..............................................            31,456             39,932
                                                                          ------------       ------------
                                                                             4,142,763            282,395
                                                                          ------------       ------------

MINORITY INTERESTS .................................................           639,255          1,365,570
                                                                          ------------       ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    1,158 issued and outstanding (liquidation value $1,158,000) ....                12                 12
  Common stock, $.01 par value, 200,000,000 shares authorized,
    97,425,181 and 82,400,181 issued and outstanding, respectively .           974,251            824,001
  Paid in capital ..................................................        32,992,589         28,785,839
  Accumulated deficit ..............................................       (26,292,079)       (25,590,820)
  Treasury stock ...................................................           (50,000)           (50,000)
  Other comprehensive income (loss) ................................          (178,128)           165,122
                                                                          ------------       ------------
    Total stockholder's equity .....................................         7,446,645          4,134,154
                                                                          ------------       ------------

                                                                          $ 25,862,638       $ 15,213,216
                                                                          ============       ============

                              See notes to consolidated financial statements.

                                                     3

                                               IA GLOBAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF OPERATIONS
                                                                        Three Months Ended             Nine Months Ended
                                                                            September 30,                September 30,
                                                                    ---------------------------   ---------------------------
                                                                        2005           2004           2005           2004
                                                                    ------------   ------------   ------------   ------------
                                                                     (unaudited)    (unaudited)    (unaudited)    (unaudited)
REVENUE ..........................................................  $ 16,815,253   $  8,448,424   $ 31,225,153   $ 19,861,664

COST OF SALES ....................................................     9,918,878      7,074,988     22,022,412     16,502,479
                                                                    ------------   ------------   ------------   ------------

GROSS PROFIT .....................................................     6,896,375      1,373,436      9,202,741      3,359,185
                                                                    ------------   ------------   ------------   ------------

EXPENSES:
  Selling, general and administrative expenses ...................     5,793,006      1,606,475     10,180,520      4,209,561
                                                                    ------------   ------------   ------------   ------------
    Total expenses ...............................................     5,793,006      1,606,475     10,180,520      4,209,561
                                                                    ------------   ------------   ------------   ------------

OPERATING PROFIT (LOSS) ..........................................     1,103,369       (233,039)      (977,779)      (850,376)
                                                                    ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income ................................................        27,465          2,014         33,866          9,867
  Interest expense and amortization of beneficial
    conversion feature ...........................................      (206,422)       (21,361)      (247,808)       (40,886)
  Other income ...................................................        (3,508)        82,119         36,230        230,972
  Foreign currency transaction adjustment ........................         5,574              -        (68,804)         2,255
  Loss on equity investment in QuikCAT Australia Pty Ltd .........             -        (27,956)             -        (43,229)
  Gain on sale of subsidiaries ...................................       209,657              -        309,006              -
                                                                    ------------   ------------   ------------   ------------
    Total other income (expense) .................................        32,766         34,816         62,490        158,979
                                                                    ------------   ------------   ------------   ------------

PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTERESTS AND INCOME TAXES ............................     1,136,135       (198,223)      (915,289)      (691,397)

MINORITY INTERESTS ...............................................        75,323         (1,087)      (301,541)        67,480
                                                                    ------------   ------------   ------------   ------------

PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ...................................................     1,060,812       (197,136)      (613,748)      (758,877)
                                                                    ------------   ------------   ------------   ------------

INCOME TAXES:
  Current (benefit) provision ....................................       556,458         58,774        (94,969)       237,195
  Deferred (benefit) provision ...................................      (229,530)        28,613       (229,530)        52,894
                                                                    ------------   ------------   ------------   ------------

NET PROFIT (LOSS) FROM CONTINUING OPERATIONS .....................       733,884       (284,523)      (289,249)    (1,048,966)

Loss from discontinued operations ................................             -              -       (412,010)             -
                                                                    ------------   ------------   ------------   ------------

NET PROFIT (LOSS) ................................................  $    733,884   $   (284,523)  $   (701,259)  $ (1,048,966)
                                                                    ============   ============   ============   ============

Per share of Common-
  Basic net profit (loss) per share from continuing operations ...  $       0.01   $      (0.00)  $      (0.00)  $      (0.01)
  Basic net profit (loss) per share from discontinued operations .             -              -          (0.00)             -
                                                                    ------------   ------------   ------------   ------------
  Total basic net profit (loss) per share ........................  $       0.01   $      (0.00)  $      (0.01)  $      (0.01)
                                                                    ============   ============   ============   ============

  Diluted net profit (loss) per share from continuing operations .  $       0.01   $      (0.00)  $      (0.00)  $      (0.01)
  Diluted net profit (loss) per share from discontinued operations             -              -          (0.00)             -
                                                                    ------------   ------------   ------------   ------------
  Total diluted net profit (loss) per share ......................  $       0.01   $      (0.00)  $      (0.01)  $      (0.01)
                                                                    ============   ============   ============   ============

  Weighted average shares of common stock outstanding ............    97,404,529     77,947,122     88,178,181     74,369,554
  Weighted average shares of common stock and common
    equivalent shares outstanding ................................   109,543,458     77,947,122     88,178,181     74,369,554

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

                                               For The Three Months Ended      For The Nine Months Ended
                                                      September 30,                   September 30,
                                              ---------------------------     ---------------------------
                                                  2005            2004            2005            2004
                                              -----------     -----------     -----------     -----------
Net loss available to common
    shareholders, as reported ............    $   733,884     $  (284,523)    $  (701,259)    $(1,048,966)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...............        (79,314)        (71,290)       (238,543)       (154,111)
                                              -----------     -----------     -----------     -----------

Pro-forma net loss available to common
    shareholders .........................    $   654,570     $  (355,813)    $  (939,802)    $(1,203,077)
                                              ===========     ===========     ===========     ===========

Earnings per share:
    Basic and diluted- as reported .......    $      0.01     $     (0.00)    $     (0.01)    $     (0.01)
    Basic and diluted- pro-forma .........    $      0.01     $     (0.00)    $     (0.01)    $     (0.02)

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

NET PROFIT (LOSS) PER SHARE - The company has adopted SFAS 128, "Earnings per Share." Basic net profit (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during the period. Common stock equivalents during the three months ended September 30, 2005 include stock options and preferred stock.

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

                                        IA Global, Inc.
                                        (Registrant)

Date: November 17, 2005                 By: /s/ Mark Scott
                                            --------------
                                        Mark Scott,
                                        President and Chief Financial Officer
                                        (Principal Executive and Financial
                                        and Accounting Officers)