Form 10-K
period 2005-12-31
IA GLOBAL INC
filed 2006-04-17
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                          550 N. REO STREET, SUITE 300
                                 TAMPA, FL 33609
                              --------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (813) 261-5157

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

         The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2006 was approximately $4,925,432.

         The number of shares of the registrant's common stock outstanding as of March 31, 2006: 108,165,157 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Business ............................................................ 1

Item 2.  Properties .......................................................... 8

Item 3.  Legal Proceedings ................................................... 9

Item 4.  Submission of Matters to a Vote of Security Holders .................10


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities ...........................10

Item 6.  Selected Financial Data .............................................11

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ...........................................12

Item 7A. Quantitative and Qualitative Disclosures about Market Risk ..........33

Item 8.  Financial Statements and Supplementary Data .........................33

Item 9.  Changes in and Disagreements With Accountants On Accounting
         and Financial Disclosure ............................................33

Item 9A. Controls and Procedures .............................................34

Item 9B. Other Information ...................................................34


                                    PART III

Item 10. Directors and Executive Officers of the Registrant ..................34

Item 11. Executive Compensation ..............................................35

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ......................................................35

Item 13. Certain Relationships and Related Transactions ......................35

Item 14. Principal Accounting Fees and Services ..............................35


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules  ............................36

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

         Certain information in this Annual Report on Form 10-K is expressed in Japanese Yen. At December 31, 2005, the exchange rate for Japanese Yen was US $1 = Yen [117.868].

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         We were incorporated in Delaware on November 12, 1998. Our executive offices are located at 550 N. Reo St, Suite 300, Tampa, Florida, but our operations are located primarily in Japan. Our telephone number is (813) 261-5157 and our primary website is located at www.iaglobalinc.com. The information on our website is not a part of this report.

         We operate primarily as a holding company. For the year ended December 31, 2005, our two principal operating subsidiaries were: Global Hotline, Ltd.("Global Hotline" or "GHI"), a call center operator and reseller of telephone and broadband lines in Japan; and Rex Tokyo, Ltd. ("Rex Tokyo"), a supplier and installer of parts to the Pachinko and slot machine gaming industry in Japan. We intend to grow our Global Hotline business, which is well positioned to take advantage of recent changes in the Japanese telecommunications market. Also, we intend to increase the number of our majority-owned companies by acquiring primarily Japanese small to midsize companies in the telecommunication and technology markets.

         On April 4, 2006, we sold our 60.5% interest in Rex Tokyo Co Ltd ("Rex Tokyo") back to Rex Tokyo. The total purchase price was approximately $1,273,000 at current exchange rates. We received approximately $193,000 on April 4, 2006, reducing our common ownership interest to 48.4% and will receive approximately $780,000 on April 30, 2006, for our remaining common ownership interest. Finally, we will receive $300,000 on May 31, 2006 as repayment for our preferred shares and reimbursement of certain expenses incurred by us on Rex Tokyo's behalf. The remaining payments are guaranteed by Hiroyuki Ejima, the CEO of Rex Tokyo.

         We divested Rex Tokyo due to operating losses of $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. We expect to breakeven on the sale.

         During 2005, Rex Tokyo and its subsidiary, Collaboration, incurred approximately 850,000,000 Yen in bank indebtedness and working capital lines to fund operations. Rex Tokyo's total indebtedness at December 31, 2005, was 778,214,000 Yen. On March 29, 2006, Rex Tokyo received a 300,000,000 Yen, or approximately $2,567,000 at current exchange rates, working capital loan from The Bank of Tokyo-Mitsubishi UFJ, Ltd. We are not a co-obligor or guarantor of any Rex Tokyo indebtedness.

         We have incurred net losses from continuing operations of $1.5 million, $.9 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We had revenues of $45.1 million, $28.0 million and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services. We expect our net loss to continue for the foreseeable future.

         The acquisition of Global Hotline, a privately held Japanese company, closed on June 15, 2005. From the date of its acquisition through December 31, 2005, Global Hotline had revenues of $15,745,000 and recorded an operating profit on a stand-alone basis.

         In July, 2005, we sold $3,750,000 principal amount of convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition Strategy and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses and to maintain the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity for continued listing of our shares. There can be no assurance that we will be able to secure additional funding needed to fund our continuing operations or allow us to maintain our AMEX listing, or that if such funding is available, whether the terms or conditions would be acceptable to us.

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

GLOBAL HOTLINE, INC.

         The acquisition of Global Hotline, a privately held Japanese company, closed on June 15, 2005. The transaction was structured as a share exchange in which we issued 15,000,000 shares of our common stock in exchange for 100% of Global Hotline's equity. The common stock of the company had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500.

         Global Hotline was established September 7, 2004 as a call center operator and reseller of telephone and broadband lines in Japan. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. The company operates two call centers with 300 seats and utilizes seven agents with approximately 200 additional seats to support the business. Global Hotline has begun to expand the services it offers beyond telephone and broadband lines, to include other internet and telemarketing services, medical insurance, ecological lighting systems and other products to businesses and individuals in Japan.

         Global Hotline's initial customer was a significant Japanese telecommunications company. Its first contract with this customer covered the period October 1, 2004 thru September 30, 2005 and required Global Hotline to sell subscriber lines based on agreed monthly targets. Global Hotline was liable to its customer for shortfalls to sell the contracted amounts of subscriber lines. In order to protect against these penalties, Global Hotline entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation. The agreement with 3S Networks had a one year term and specified the amount of lines that 3S Networks was required to sell. In the event that 3S Networks did not achieve contracted target sales quotas, the contract provides for penalties to be paid by 3S Network to Global Hotline. As of September 30, 2005, Global Hotline did not achieve the required target of lines to be sold under the first contract, and paid approximately $ 1,425,000 in penalties in December 2005. Concurrently, Global Hotline's agent 3S Networks did not achieve their required sales quota, and accordingly Global Hotline recorded approximately $1,699,000 in penalties in accounts receivable from 3S Networks as of September 30, 2005. Global Hotline recovered approximately $834,000 of the 3S penalty in 2005 and expects to recover the remaining accounts receivable in 2006. In total, and taking into account the net effect of penalties paid and received, Global Hotline earned 587,939,000 Yen in total revenue under the first contract.

         The second contract with Global Hotline's telecommunications customer covered the period March 16, 2005 through March 31, 2006 and required Global Hotline to sell subscriber lines based on agreed monthly targets. If the targets are not achieved on a quarterly basis, then Global Hotline is required to refund a portion of the revenue to the customer. Absent a material breach by Global Hotline, the contract may be extended. Global Hotline operates two call center operations and utilizes seven agents to support the second contract. The contract may be cancelled if Global Hotline commits a material breach as defined in the contract. Absent a material breach by Global Hotline, the contract may be extended.

         Under the original terms of the second contract, if the targets were achieved, Global Hotline would have been paid 2,925,000,000 Yen or approximately $25,400,000. On December 13, 2005, Global Hotline entered into an amendment to this contract that, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen, or approximately $25,400,000 at current exchange rates, to 2,331,000,000 Yen, or approximately $20,300,000 at current exchange rates, and (ii) the targets of subscriber lines from quarterly targets to one target at the end of the contract. As a result of this amendment, Global Hotline recognized approximately $2,980,000 of deferred revenue in the fourth quarter of 2005. As of December 31, 2005, Global Hotline did not achieve the required target of lines to be sold under the second contract and accrued $1,087,000 in penalties in December 2005.

         On December 22, 2005, IA Partners Co Ltd ("IA Partners"), a wholly owned subsidiary of Global Hotline, entered into an agreement (the "Partner Contract") with Internet Service Partners, a Japanese company pursuant to which IA Partners will sell various internet and broadband products on behalf of Internet Service Partners. The Partner Contract expires on December 22, 2006, and is automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. The Partner Contract may be cancelled under certain conditions.

         For 2006, Global Hotline has increased the products that its call center operations sell to include telephone and broadband lines, other internet and telemarketing services, medical insurance, ecological lighting systems and other products to businesses and individuals in Japan.

Rex Tokyo Co Ltd

         We acquired our 60.5% ownership interest in Rex Tokyo in March 2004. The company purchased 1,000 shares of Rex Tokyo stock for 100 million Yen, or approximately $941,000 based on the Japanese Yen/US dollar exchange rate on March 25, 2004. In addition, we purchased 150 Rex Tokyo shares from Mr. Ejima, the Chief Executive Officer of Rex Tokyo, for 462,000 shares of the company's common stock issued at $.30 per share, which was the average closing price the five days prior to closing.

         On April 4, 2006, we sold our 60.5% interest in Rex Tokyo Co Ltd ("Rex Tokyo") back to Rex Tokyo. The total purchase price was approximately $1,273,000 at current exchange rates. We received approximately $193,000 on April 4, 2006, reducing our common ownership interest to 48.4% and will receive approximately $780,000 on April 30, 2006, for our remaining common ownership interest. Finally, we will receive $300,000 on May 31, 2006 as repayment for our preferred shares and reimbursement of certain expenses incurred by us on Rex Tokyo's behalf. The remaining payments are guaranteed by Hiroyuki Ejima, the CEO of Rex Tokyo.

         We divested Rex Tokyo due to operating losses of $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. We expect to breakeven on the sale.

         Rex Tokyo is a supplier and installer of parts to the Pachinko and slot machine gaming industry in Japan. Rex Tokyo supplies such items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, Pachinko balls and other Pachinko accessory products as well as numerous new Pachinko and slot machines.

         We expanded this business in 2004 by acquiring new sales offices in Kyushu and West Tokyo, Japan. In addition, in October 2004, Rex Tokyo established a joint venture company, Timothy World Co Ltd ("Timothy World"), with Kyushu Tesco Co Ltd. for the supply of lighting fixtures to the Pachinko industry and began to sell slot machines directly rather than as an agent during the 4th quarter of 2004.

         On December 31, 2004, we invested 50,000,000 Yen, or approximately $488,000, in Rex Tokyo and acquired 250 Series A Preference Shares of Rex Tokyo for the sum of 200,000 Yen per Preference Share.

         In August 2005, Rex Tokyo entered into a Sale of Shares Agreement with Inter Asset Japan Co Ltd ("IAJ"), a party affiliated with our majority shareholder. Under the agreement, Rex Tokyo sold its 60% interest in Timothy World to IAJ in exchange for 6,000,000 Yen, or approximately $55,000, in cash at closing. In addition, an inter-company loan owed by Timothy World to Rex Tokyo, in the amount of 97,867,000 Yen, or approximately $866,000, was assumed by IAJ and is scheduled to be paid in installments starting September 2005 and ending December 2007. To date, the payments have not been made. We have no obligation to Rex Tokyo relating to the default by IAJ and Timothy World.

DIVESTITURE OF IA GLOBAL ACQUISITION CO / QUIKCAT.COM INC

         In June 2004, we acquired the intellectual property and other assets of QuikCAT for $700,000 in cash, plus the assumption of certain contracts, agreements and liabilities. QuikCAT had filed for bankruptcy in the United States Bankruptcy Court, Northern District of Ohio. The acquisition was funded from working capital.

         QuikCAT was focused on the development of multi-media compression technologies for use in video, picture and audio products for license sales to third party vendors.

         We contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc. ("Innovative Computing"), parent company of QuikCAT, of $101,629 to IA Global Acquisition Co. on June 30, 2004 in exchange for a 90.5% equity interest in IA Global Acquisition Co. Rose-Marie Pontre, the wife of the Chief Executive Officer of our then 47.54% owned affiliate, QuikCAT Australia Pty Ltd. ("QuikCAT Australia"), acquired 9.5% of IA Global Acquisition Co. for $500 on June 30, 2004. We increased our ownership percentage to 95% on October 8, 2004 and 100% on June 27, 2005.

         We previously sold our Internet accelerator business outside North America to QuikCAT Australia for notes totaling $150,000 that were due from December 2004 thru June 2005 and transferred our interest in QuikCAT Australia to our joint venture partner. We received all payments under the notes.

         On May 28, 2005, we entered into an Option Exercise, Transition and Consolidation Agreement ("Option Agreement") with QuikCAT Australia, NanoCAT Technologies Pte Ltd ("NanoCAT") and Rose-Marie Pontre. Under the Option Agreement, QuikCAT Australia exercised its option to acquire our North America Internet accelerator business for $200,000, which was to be paid in installments due from June 2005 to September 2005. On September 5, 2005, we amended the Option Agreement by extending the due date of the final payment of $145,000 to on or before September 23, 2005 and agreeing to provide services as defined in the Option Agreement thru September 30, 2005. On September 20, 2005, we entered into an Amendment 2 to the Option Agreement, which modified the payment schedule to $30,000 on or before September 23, 2005 and the final payment of $115,000 on or before October 10, 2005. On September 30, 2005, the company entered into an Amendment to the Internet Accelerator Assignment Agreement ("Amendment") with QuikCAT Australia and IA Global Acquisition Co. In this Amendment, the parties agreed to modify the rights of QuikCAT Australia to enforce its intellectual property rights in the INET property in the field of use. We received all payments under the notes.

         On July 15, 2005, we sold IA Global Acquisition Co and our remaining holdings related to QuikCAT to Ominira Networks LLC, a Delaware limited liability corporation ("Ominira") that is affiliated with Innovative Computing, the founder of QuikCAT. The company recorded a gain on sale of $62,708 during the three months ended September 30, 2005.

         As part of the sale to Ominira, we assigned our intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products and Ominira assumed certain liabilities of IA Global Acquisition Co. The total purchase price was $620,000, which was paid with a note secured by the assets sold and was due in installments from September 2005 to June 2006. We assumed certain rights and obligations under the previously announced divestitures of our Internet accelerator business to our joint venture partner QuikCAT Australia and its affiliate NanoCAT. On November 4, 2005, December 5, 2005 and January 6, 2006, we entered into amendments to the Senior Secured Promissory Note which extended the payment schedule to installments from January 2006 to June 2006. On February 1, 2006, we declared all principal, interest and other amounts due immediately. On March 15,2006, the Board of Directors approved a $300,000 impairment of the Promissory Note as of December 31, 2005. We consider this impairment appropriate based on the lack of payments by Ominira to date.

         On March 27, 2006, the we entered into Amendment No. 4 to the Promissory Note. The Promissory Note is now due in installments from March 2006 to June 2007 and the company received as additional collateral twenty one shares of Innovative Computing Group, Inc. ("ICG"), a privately -owned company affiliated with Ominira. The ICG shares are to be released to ICG as Ominira makes the required payments under the amended Promissory Note and are valued at $30,000 per share for such purpose.

DIVESTITURE OF FAN CLUB ENTERTAINMENT CO LTD

         We announced the sale of Fan Club as of May 12, 2005 to TK Partners, Inc., formerly Cyber Holdings Co Ltd. As part of this transaction, we sold the 67% owned business for approximately $755,000 plus 350,000 shares of our common stock valued at $.16 per share. The total cash purchase price was paid with $185,000 at signing and a note that is due in monthly installments of approximately $65,000 from June 2005 thru January 2006. The note was unsecured and we received all payments under the note. We decided to divest the Fan Club business because it was no longer core to our operations and the closing of new license sales was more difficult than we expected. We recorded a gain on sale of $99,349 during the year ended December 31, 2005.

KEY MARKET OPPORTUNITIES

         Building on the acquisition of Global Hotline, and with the divestiture of Rex Tokyo, our key market opportunities include:

         o Expanding the Global Hotline business with additional products, contracts and territories.

         o Expanding the Global Hotline business by renewing its contract with its primary customer.

         o Expanding operations by selectively acquiring other quality companies in Japan.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks associated with legal claims, mergers and acquisitions, customer concentration, our AMEX listing, limited insurance and other matters. These risks and uncertainties are discussed in "Factors That May Effect Future Results." The following is a discussion addresses key business risks facing Global Hotline and the risks associated with a recent default in payments by one of our principal shareholders.

Risks Related to the Global Hotline Business

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

         o The cost to hire and train staff to startup new contracts is significant;

         o Increased usage of wireless technology for telephone and internet usage;

         o  Passing of new or changes in existing legislation;

         o  Impact of privacy laws;

         o  New competitors;

         o  Decreased pricing;

         o  Default or lack of performance by its agents;

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         In addition, the Global Hotline business has a concentration of customers and suppliers with two customers and seven agents, respectively. During the year ended December 31, 2005, one customer accounted for substantially all of Global Hotline's revenue in 2005, although Global Hotline expects to diversify its customer base in 2006. The Global Hotline business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect Global Hotline's ability to achieve the rates in the contracts and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to our Majority Shareholder

         We have expanded our operations by acquiring companies, primarily in Japan. We have relied on the company's majority shareholder to assist us in raising financing to carry out these acquisitions. We may need to obtain additional financing from our majority shareholder or third parties in order to continue our current operations, including the cash flow needs of Global Hotline, to acquire businesses and to maintain the AMEX requirement of $6 million in stockholders' equity for continued listing of our shares.

         Our major shareholders thus far have indicated a willingness to support our financing efforts. However, entities affiliated with our controlling shareholder group have recently defaulted on obligations owing to our subsidiaries.

         A subsidiary of IAJ, a 5.4% shareholder and part of the group that controls 76.9% of our outstanding shares, has defaulted in its obligation to pay approximately 97,867,000 Yen to Rex Tokyo. In April 2006, we divested our ownership interest in Rex Tokyo and we have no obligation relating to the IAJ default to Rex Tokyo.

         In addition, in September and December 2005, Global Hotline made loans to GMB International Inc., an entity affiliated with our controlling shareholders, totaling 400,000,000 Yen or approximately $3,394,000 at current exchange rates. GMB repaid 200,000,000 Yen on January 13, 2006. The balance was scheduled for repayment by January 31, 2006 but was not paid as of that date. On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest.

         In light of these defaults, there can be no assurance that our major shareholder group will continue to provide financial support to the company.

OUR STRATEGY

         We intend to continue to operate primarily as a holding company. We intend to grow our Global Hotline business, which is well positioned to take advantage of recent changes in the Japanese telecommunications market. Also, we intend to increase the number of our majority-owned companies by acquiring primarily Japanese small to midsize companies in the telecommunication and technology markets.

         One of the key trends in the Japanese telecommunications market is the significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. This change in market dynamics provides an opportunity for marketing companies, such as Global Hotline, to provide sales services to telecommunications companies facing increased competition.

DISTRIBUTION METHODS

         Global Hotline was established September 7, 2004 as a call center operator and reseller of telephone and broadband lines in Japan. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. The company operates two call centers with 300 seats and utilizes seven agents with approximately 200 additional seats to support the business.

COMPETITION

         Global Hotline operates in a competitive market segment. Their competitive advantage is their ability to successfully operate call centers and resell telephone and broadband lines in Japan. Global Hotline faces competition from Bell System, Trans Cosmos, NTT Sokol, Moshi-Moshi Hotline and Tele-marketing Japan. Because each of these competitors is a reseller like Global Hotline, there is no significant difference in price or quality of the Global Hotline offering compared with the competition. Therefore, customer service, industry reputation and relationships are the key basis on which Global Hotline competes for business.

GEOGRAPHICAL MARKETS

         Global Hotline currently operates in Japan, but is considering an expansion of its operations in the Asia region.

INTELLECTUAL PROPERTY

         We regard our copyrights, trademarks, trade secrets, domain name rights and similar intellectual property as significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, domain name registration agreements, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights.

EMPLOYEES

         As of December 31, 2005, we had 135 full-time and 301 part-time employees. Most employees were based in Japan. Rex Tokyo employed 53 full time employees and Global Hotline employed 81 full-time and 301 part-time employees.

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

ITEM 2.  PROPERTIES

         Our executive offices are located at 550 N. Reo Street, Suite 300, Tampa, FL 33609. The office is leased on a renewed on a month to month basis for $861 per month. We have a corporate apartment in Tokyo, Japan. The monthly rental is $2,630. The lease was cancelled effective April 17, 2006 and a month to month lease was signed effective April 18, 2006 at a monthly rental of $2,520.

         A summary of material Rex Tokyo property leases is as follows:

                       Total Sq.                        Monthly           Lease            Termination
Location                Meters        Description       Payment           Term                Clause
-----------------      ---------      ------------      -------      ----------------      -----------
Tokyo                  976.08 m2      Headquarters       8,908       6/1/04-5/31/2014       6 months

West Tokyo              63.30 m2      Sales Office       2,121       6/12/04-6/11/06        6 months

Koriyama                198.0 m2      Sales Office       1,782       9/24/03-9/23/07        6 months
                                                           445       1/1/05-12/31/06

Kansai                   72.5 m2      Sales Office       1,425       8/1/00-10/31/06        6 months
                                                         2,121       11/1/04-10/31/06

         A summary of material Global Hotline property leases is as follows:

                       Total Sq.                        Monthly           Lease            Termination
Location                Meters        Description       Payment           Term                Clause
-----------------      ---------      ------------      -------      ----------------      -----------
Tokyo office           538.27 m2      Headquarters,      35,917      9/24/04-12/31/06       6 months
                                      call center

Tokyo call center      571.65 m2      Call center        27,874      3/31/05-2/28/07        6 months

Tokyo call center      403.00 m2      Call center        11,386      12/1/05-11/30/07       2 months

ITEM 3.  LEGAL PROCEEDINGS

         On November 5, 2004, we received notice from the American Arbitration Association in New York City that Mr. Badner, a former majority shareholder, commenced an arbitration proceeding against us, IAJ, and certain officers of the company and IAJ relating to the September 25, 2002 Agreement and Assignment between the company, Mr. Badner and IAJ. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. On January 7, 2005, we received notice that Mr. Badner had amended his arbitration claim. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration was held in December 2005 and January 2006. We do not expect a decision until the second quarter of 2006. Mr. Badner has also filed a lawsuit in the Supreme Court of the State of New York, New York County against one of the company's officers alleging defamation. The officer has filed a motion to dismiss the case for lack of proper service and personal jurisdiction and for failure to state a claim. Mr. Badner has cross moved for discovery and for leave to amend his complaint. A hearing was held in February 2006 on the motions and the case was dismissed April 10, 2006 for lack of proper service and a dismissal of the cross motion for lack of verification and the dismissal denies further discovery.

         In November, 2005, we were sued in the Ninth Judicial District Court of Nevada, Douglas County, by Flashpoint Ventures, LLC ("Flashpoint")and, subsequently, by Activated Matrix Partners, LLC ("AMP") in a cross-complaint relating to the acquisition by AMP of Activated Content Corporation ("ACC") from IAJ, one of our stockholders. Flashpoint claims to have provided acquisition financing to AMP and AMP is alleged to have defaulted on its loan to Flashpoint. The Flashpoint suit claims fraud, unjust enrichment and breach of covenants related to the financing provided to AMP. The AMP cross-compliant claims intentional misrepresentation, breach of contract, and requests contractual indemnification. The Flashpoint claims in Nevada were voluntarily dismissed without prejudice in February 2006 and we have been notified that the AMP cross complaint will be voluntarily dismissed without prejudice. We believe the Flashpoint and AMP claims will be re-filed in Washington State Court. We believe there is no basis for our having been sued by Flashpoint and AMP and we will vigorously defend against these claims if they are re-filed.

         We have not provided for a provision in these litigation matters. We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock trades on AMEX under the symbol "IAO". The following table sets forth the range of the high and low sales prices of the common stock for the periods indicated:

         QUARTER ENDED                        HIGH            LOW
         -------------                        ----            ---
         March 31, 2004                      $0.500          $0.270
         June 30, 2004                       $0.510          $0.190
         September 30, 2004                  $0.630          $0.300
         December 31, 2004                   $0.430          $0.200

         March 31, 2005                      $0.400          $0.210
         June 30, 2005                       $0.250          $0.130
         September 30, 2005                  $0.480          $0.160
         December 31, 2005                   $0.460          $0.280

         As of March 31, 2006, the closing price of the company's common stock was $.36 per share. As of March 31, 2006, there were 108,165,157 shares of common stock outstanding held by approximately 183 stockholders of record of our common stock. The number of stockholders does not include beneficial owners holding shares through nominee names.

DIVIDEND POLICY

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

         On January 30, 2006, Inter Asset Japan LBO No 1 Fund ("IAJ LBO 1") provided a Notice of Conversion of Series B Convertible Stock. In this notice, IAJ LBO 1 requested the conversion of 1,158 shares of Series B Convertible Preferred Stock into 11,580,000 shares of our common stock.

         On March 10, 2006, Mr. Anan, President and Chief Executive Officer of Global Hotline, agreed to repay a note receivable of 29,679,135 Yen or approximately $252,800, by transferring 839,332 shares of IA Global stock to the company. The stock was valued at $.30 per share, the closing price of the stock on March 9, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

         In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2005. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                   Years Ended December 31,
                                                 -------------------------------------------------------------
                                                   2005         2004         2003         2002          2001
                                                 -------------------------------------------------------------
                                                         (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue .....................................    $ 45,079     $ 27,987     $      -     $    406     $    709
Net loss from continuing operations .........      (1,520)        (942)      (1,323)      (1,493)      (6,239)
Net loss ....................................      (2,071)      (1,443)      (2,148)      (1,493)      (6,239)
Net loss applicable to common shareholders ..      (2,071)      (1,443)      (3,125)      (1,493)      (7,239)
Net loss per share from continuing operations       (0.02)       (0.01)       (0.02)       (0.04)       (0.39)
Net loss per share ..........................       (0.02)       (0.02)       (0.05)       (0.04)       (0.39)

BALANCE SHEET DATA:
Total assets ................................      28,632       15,213        4,217          451          240
Long term liabilities .......................       6,727          282            -            -          305
Stockholder's equity (deficiency) ...........       6,016        4,134        2,685         (891)        (864)

                                    Summarized Quarterly Financial Data (Unaudited)
                                                                     Quarter Ended, (in Thousands)
                                                  --------------------------------------------------------------------
                                                  March 31        June 30     September 30    December 31      Total
                                                  --------       --------     ------------    -----------     --------
Year ended December 31, 2005
----------------------------
Revenue ....................................      $  5,825       $  8,585       $ 16,815       $ 13,854       $ 45,079
Gross profit ...............................         1,302          1,005          6,896          5,355         14,558
Net (loss) profit from continuing operations          (298)          (824)           671         (1,069)        (1,520)
(Loss) profit  from discontinued operations           (246)           (67)            63           (301)          (551)
Net profit (loss) ..........................          (544)          (891)           734         (1,370)        (2,071)

Basic net (loss) profit per share from
 continuing operations .....................      $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $  (0.02)
Basic net (loss) profit per share from
 discontinued operations ...................             -              -              -              -              -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $  (0.02)
                                                  ========       ========       ========       ========       ========

Diluted net (loss) profit per share from
 continuing operations .....................      $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $  (0.02)
Diluted net (loss) profit per share from
 discontinued operations ...................             -              -              -              -              -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $  (0.02)
                                                  ========       ========       ========       ========       ========


Year ended December 31, 2004
----------------------------
Revenue ....................................      $  1,101       $  8,537       $  7,490       $ 10,859       $ 27,987
Gross profit ...............................           385          1,379          1,219          1,776          4,759
Net loss from continuing operations ........          (474)          (240)           (89)          (139)          (942)
Profit (loss) from discontinued operations .             5            (55)          (196)          (255)          (501)
Net loss ...................................          (469)          (295)          (285)          (394)        (1,443)

Basic net (loss) profit per share from
 continuing operations .....................      $  (0.01)      $      -       $      -       $      -       $  (0.01)
Basic net (loss) profit per share from
 discontinued operations ...................             -              -              -          (0.01)         (0.01)
                                                  --------       --------       --------       --------       --------
                                                  $  (0.01)      $      -       $      -       $  (0.01)      $  (0.02)
                                                  ========       ========       ========       ========       ========

Diluted net (loss) profit per share from
 continuing operations .....................      $  (0.01)      $      -       $      -       $      -       $  (0.01)
Diluted net (loss) profit per share from
 discontinued operations ...................             -              -              -          (0.01)         (0.01)
                                                  --------       --------       --------       --------       --------
                                                  $  (0.01)      $      -       $      -       $  (0.01)      $  (0.02)
                                                  ========       ========       ========       ========       ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         We have incurred net losses from continuing operations of $1.5 million, $.9 million and $1.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. We had revenues of $45.1 million, $28.0 million and $0.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services. We expect our net loss to continue for the foreseeable future.

         We intend to continue to operate primarily as a holding company. We intend to grow our Global Hotline business, which is well positioned to take advantage of recent changes in the Japanese telecommunications market. Also, we intend to increase the number of our majority-owned companies by acquiring primarily Japanese small to midsize companies in the telecommunication and technology markets.

         On April 4, 2006, we sold our 60.5% interest in Rex Tokyo back to Rex Tokyo. The total purchase price was approximately $1,273,000 at current exchange rates. We received approximately $193,000 on April 4, 2006, reducing our common ownership interest to 48.4% and will receive approximately $780,000 on April 30, 2006, for our remaining common ownership interest. Finally, we will receive $300,000 on May 31, 2006 as repayment for our preferred shares and reimbursement of certain expenses incurred by us on Rex Tokyo's behalf. The remaining payments are guaranteed by Hiroyuki Ejima, the CEO of Rex Tokyo.

         We divested Rex Tokyo due to operating losses of $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. We expect to breakeven on the sale.

         In order to fund its operations during 2005, Rex Tokyo and its subsidiary, Collaboration, incurred approximately 850,000,000 Yen in bank indebtedness and working capital lines to fund operations. Rex Tokyo's total indebtedness at December 31, 2005, was 778,214,000 Yen. On March 29,2006, Rex Tokyo received a 300,000,000 Yen, or approximately $2,567,000 at current exchange rates, working capital loan from The Bank of Tokyo-Mitsubishi UFJ, Ltd. We are not a co-obligor or guarantor of any Rex Tokyo indebtedness.

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the year ended December 31, 2005, we expensed $208,000 of this beneficial conversion recorded as interest expense. We closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses and to maintain the AMEX requirements of $6 million in stockholders' equity for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

(dollars in thousands)
                                                              Year Ended December 31,
                                               ------------------------------------------------------
                                                 2005           2004        $ Variance     % Variance
                                               ------------------------------------------------------
Revenue:
Pachinko and slot machine gaming services      $ 29,335       $ 27,987       $  1,348           4.8%
Call center services ....................        15,744              -         15,744         100.0%
                                               --------       --------       --------       --------
Total revenue ...........................        45,079         27,987         17,092          61.1%
                                               --------       --------       --------       --------

Cost of sales:
Pachinko and slot machine gaming services        24,950         23,228          1,722           7.4%
Call center services ....................         5,571              -          5,571         100.0%
                                               --------       --------       --------       --------
Total cost of sales .....................        30,521         23,228          7,293          31.4%
                                               --------       --------       --------       --------

Gross profit ............................        14,558          4,759          9,799         205.9%
                                               --------       --------       --------       --------

Expenses:
Selling, general and
  administrative expenses ...............        15,630          5,443         10,187         187.2%
                                               --------       --------       --------       --------

Operating loss ..........................        (1,072)          (684)          (388)         56.7%
                                               --------       --------       --------       --------

Other Income (Expense):
Interest income .........................            59             12             47         391.7%
Interest expense and amortization of
  beneficial conversion feature .........          (461)           (60)          (401)        668.3%
Other Income ............................           295            257             38          14.8%
Foreign currency transaction adjustment .          (124)            25           (149)       -596.0%
Gain on sale of equity investment in
  Australia Pty Ltd .....................             -             40            (40)       -100.0%
Loss in equity investment in QuikCAT
  Australia Pty Ltd .....................             -            (43)            43        -100.0%
Gain on sale of subsidiaries ............           147              -            147         100.0%
                                               --------       --------       --------       --------
Total other income (expense) ............           (84)           231           (315)       -136.4%
                                               --------       --------       --------       --------
Loss before minority interests and
  income taxes ..........................        (1,156)          (453)          (703)        155.2%

Minority interests ......................          (667)            95           (762)        802.1%
                                               --------       --------       --------       --------
Loss before income taxes
  taxes .................................          (489)          (548)            59         -10.8%
Income taxes:
Current .................................           854            445           (409)        -91.9%
Deferred ................................           177            (51)           228         447.1%
                                               --------       --------       --------       --------
Loss from continuing operations .........        (1,520)          (942)          (578)         61.4%
Loss from discontinued operations .......          (551)          (501)           (50)         10.0%
                                               --------       --------       --------       --------
Net loss ................................      $ (2,071)      $ (1,443)      $   (628)         43.5%
                                               ========       ========       ========       ========

(dollars in thousands)
                                                              Year Ended December 31,
                                               ------------------------------------------------------
                                                 2004           2003        $ Variance     % Variance
                                               ------------------------------------------------------
Revenue:
Pachinko and slot machine gaming services      $ 27,987       $      -       $ 27,987         100.0%
Call center services ....................             -              -              -             *
                                               --------       --------       --------       --------
Total revenue ...........................        27,987              -         27,987         100.0%
                                               --------       --------       --------       --------

Cost of sales:
Pachinko and slot machine gaming services        23,228              -         23,228         100.0%
Call center services ....................             -              -              -         100.0%
                                               --------       --------       --------       --------
Total cost of sales .....................        23,228              -         23,228         100.0%
                                               --------       --------       --------       --------

Gross profit ............................         4,759              -          4,759         100.0%
                                               --------       --------       --------       --------

Expenses:
Selling, general and
  administrative expenses ...............         5,443            972          4,471         460.0%
                                               --------       --------       --------       --------

Operating loss ..........................          (684)          (972)           288         -29.6%
                                               --------       --------       --------       --------

Other Income (Expense):
Interest income .........................            12             13             (1)         -7.7%
Interest expense and amortization of
  beneficial conversion feature .........           (60)          (372)           312         -83.9%
Other Income ............................           257              -            257         100.0%
Foreign currency transaction adjustment .            25            (95)           120         126.3%
Gain on sale of equity investment in
  Australia Pty Ltd .....................            40              -             40         100.0%
Loss in equity investment in QuikCAT
   Australia Pty Ltd ....................           (43)            (1)           (42)       4200.0%
Gain on sale of subsidiaries ............             -            104           (104)       -100.0%
                                               --------       --------       --------       --------
Total other income (expense) ............           231           (351)           582        -165.8%
                                               --------       --------       --------       --------
Loss before minority interests and
  income taxes ..........................          (453)        (1,323)           870         -65.8%
Minority interests ......................            95              -             95         100.0%
                                               --------       --------       --------       --------
Loss before income taxes
  taxes .................................          (548)        (1,323)           775         -58.6%
Income taxes:
Current .................................           445              -            445         100.0%
Deferred ................................           (51)             -            (51)       -100.0%
                                               --------       --------       --------       --------
Loss from continuing operations .........          (942)        (1,323)           381         -28.8%
Loss from discontinued operations .......          (501)          (825)           324         -39.3%
                                               --------       --------       --------       --------
Net loss ................................      $ (1,443)      $ (2,148)      $    705         -32.8%
                                               ========       ========       ========       ========

YEAR ENDED DECEMBER 31, 2005 VS. YEAR ENDED DECEMBER 31, 2004

         Net revenue for the year ended December 31, 2005 increased $17,092,000 to $45,079,000, as compared to the year ended December 31, 2004. Rex Tokyo recorded revenue of $29,335,000 and Global Hotline recorded revenue of $15,744,000. Global Hotline was acquired June 15, 2005.

         In the prior year, Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $27,987,000 and Fan Club recorded revenue of $2,660,000. Fan Club was sold May 12, 2005, and is included in loss from discontinued operations for 2005.

COST OF SALES

         Cost of sales for the year ended December 31, 2005 increased $7,293,000 to $30,521,000 as compared to the year ended December 31, 2004. This increase was due to Rex Tokyo cost of sales of $24,950,000 consisting primarily of inventory purchases used in sales and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Global Hotline cost of sales was $5,571,000 and this primarily related to outsourced call center operations to support the contracts with the significant Japanese telecommunications company.

EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 2005 increased $10,187,000 to $15,630,000, as compared to the year ended December 31, 2004. This was due to increased operating expenses of $545,000 related to IA Global, primarily due to expenses related to legal claims, $1,591,000 related to Rex Tokyo and $8,052,000 related to Global Hotline.

         For 2005 and 2004, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Rex Tokyo on March 18, 2004, IA Global Acquisition Co on June 10, 2004 and Global Hotline on June 15, 2005 and the sale of Fan Club on May 12, 2005 and IA Global Acquisition Co on July 1, 2005 and expenses related to legal claims.

OTHER INCOME/EXPENSE

         Other expense for the year ended December 31, 2005 was $84,000 as compared to other income of $231,000 for the year ended December 31, 2004. The 2005 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $461,000 and a foreign currency translation adjustment of $124,000, offset by other income of $295,000 and gain on the sale of business segments of $147,000. The 2004 other income was primarily due to miscellaneous income from Rex Tokyo.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $1,520,000 for the year ended December 31, 2005 as compared to a net loss of $942,000 for the year ended December 31, 2004. The reasons for the increased loss were discussed above, in addition we had a net write-off of current and deferred tax assets at Rex Tokyo of $207,000 and a current provision for income taxes of $825,000 at Global Hotline, in the year ended December 31, 2005.

NET LOSS

         Net loss was $2,071,000 for the year ended December 31, 2005 as compared to a net loss of $1,443,000 for the year ended December 31, 2004. The reasons for the decreased loss were discussed above.

         In accordance with SFAS 144, we accounted for the Fan Club loss of $257,000 and the IA Global Acquisition loss of $155,000 and the loss from disposal of $139,000 for the year ended December 31, 2005 as total loss from discontinued operations in our consolidated statement of operations. We accounted for the Fan Club profit of $1,000 and the IA Global Acquisition Co loss of $501,000 for the year ended December 31, 2004 as total loss from discontinued operations in our consolidated statement of operations.

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

         We have not recorded any compensation expense for stock options granted to employees during the year ended December 31, 2005.

YEAR ENDED DECEMBER 31, 2004 VS. YEAR ENDED DECEMBER 31, 2003

REVENUE

         Net revenue for the year ended December 31, 2004 increased $27,987,000 to $27,987,000 as compared to the year ended December 31, 2003. This increase was due to revenue from Rex Tokyo, which was acquired March 18, 2004.

         Fan Club, which was acquired August 5, 2003 and sold May 12, 2005, recorded revenue of $3,564,000 in 2004 and $743,000 in 2003. iAccele, which was acquired February 10, 2003 and was sold December 29, 2003, recorded revenue of $401,000 in 2003. The results for Fan Club and iAccele are included in loss from discontinued operations for 2004 and 2003 in accordance with SFAS 144.

COST OF SALES

         Cost of sales for year ended December 31, 2004 increased $23,228,000 to $23,228,000 as compared to the year ended December 31, 2003. This increase was due to Rex Tokyo cost of sales of $23,228,000 consisting primarily of inventory purchases and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work.

EXPENSES

         Selling, general and administrative expenses for the year ended December 31, 2004 increased $4,471,000 to $5,443,000, as compared to the year ended December 31, 2003. This was due to increased operating expenses of $4,346,000 related to Rex Tokyo.

         For 2004 and 2003, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relation, merger and acquisition expenses and write down of fixed assets and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Rex Tokyo on March 18, 2004.

OTHER INCOME (EXPENSE)

         Other income for the year ended December 31, 2004 was $231,000 as compared to other expense of $351,000 for the year ended December 31, 2003. The 2004 other income was primarily due to miscellaneous income from Rex Tokyo. Other expense for the year ended December 31, 2003 was due to interest and beneficial conversion rights on related party loans of $372,000 and a foreign currency transaction adjustment of $95,000, offset by a gain on sale of a business segment of $104,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $942,000 for the year ended December 31, 2004 as compared to a net loss of $1,323,000 for the year ended December 31, 2003. The 2004 loss from continuing operations reflects merger and acquisition expenses of $387,000 and a fixed asset write-off of $96,000. The reasons for the decreased loss were discussed above.

NET LOSS

         Net loss was $1,443,000 for the year ended December 31, 2004 as compared to a net loss of $2,148,000 for the year ended December 31, 2003. The reasons for the decreased loss were discussed above.

         In accordance with SFAS 144, we accounted for the Fan Club profit of $1,000 and the IA Global Acquisition Co loss of $501,000 for the year ended December 31, 2004 as total loss from discontinued operations in our consolidated statement of operations. We accounted for the iAccele and Fan Club loss of $1,499,000 and the gain from disposal of $674,000 for the year ended December 31, 2003 as total loss from discontinued operations in our consolidated statement of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $8,379,000 and net working capital of approximately $5,305,000 as of December 31, 2005. We had a net loss from continuing operations of approximately $1,520,000 for the year ended December 31, 2005 and $942,000 for the year ended December 31, 2004. We expect our net loss from continuing operations to continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

         In order to fund its operations, Rex Tokyo and its subsidiary entered into several commercial bank loans during 2005. On January 18, 2005, Rex Tokyo received a 100,000,000 Yen loan from Mizuho, an unrelated Japanese bank. On March 25, 2005, Rex Tokyo received a 100,000,000 Yen working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. On June 17, 2005, Rex Tokyo received a 100,000,000 Yen working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. On August 31, 2005, Rex Tokyo received a 100,000,000 Yen working capital loan from Mizuho Bank, an unrelated Japanese bank. On October 31, 2005, Collaboration, a subsidiary of Rex Tokyo, received a 50,000,000 Yen working capital loan from Gunma Bank Ltd, an unrelated Japanese bank. On December 27, 2005, Rex Tokyo received a 200,000,000 Yen working capital loan from Mizuho Bank Co. Ltd. On December 30, 2005, Rex Tokyo received a 200,000,000 Yen working capital loan from UFJ Bank Co. Ltd. On March 29, 2006, Rex Tokyo received a 300,000,000 Yen, or approximately $2,567,000 at current exchange rates, working capital loan from The Bank of Tokyo-Mitsubishi UFJ, Ltd.

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the year ended December 31, 2005, we expensed $208,000 of this beneficial conversion recorded as interest expense. We closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and subsidiaries, to acquire businesses and to maintain the AMEX requirements of $6 million in stockholders' equity for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.1 million as of December 31, 2005, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt and $0.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $13.8 million, including $6.9 million issued for services, $3.6 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from short-term and long-term debt with approximately $6.6 million and convertible debentures with approximately $2.7 million outstanding as of December 31, 2005.

OPERATING ACTIVITIES

         Net cash used in operations for the year ended December 31, 2005 was $2,193,000. This amount was primarily related to a net loss of $2,071,000, an increase in other assets of $1,698,000 and a decrease in accounts payable of $2,381,000 and deferred revenue of $607,000. This was offset by depreciation and amortization of $1,379,000, a decrease in accounts receivable of $2,216,000, an increase in accrued and other liabilities of $529,000, an increase in income taxes payable-foreign of $585,000 and net cash from discontinued operations of $710,000.

         The operating activities were negatively impacted by Rex Tokyo, which experienced a $4,750,000 reduction in sales in the fourth quarter of 2005.

INVESTING ACTIVITIES

         Net cash used in investing activities for the year ended December 31, 2005 was $1,629,000. This amount related primarily to loans to an affiliate of our major shareholder of $5,673,000, offset by repayment of affiliate loans of $2,242,000 and cash obtained from our acquisition of Global Hotline on June 15, 2005 of $1,240,000.

         On September 30, 2005, Global Hotline entered into a Senior Secured Promissory Note of 300,000,000 Yen or approximately $2,698,000 with GMB International, Inc. ("GMB"), a party affiliated with our majority shareholder.

         The loan includes a repayment of 150,000,000 Yen or approximately $1,349,000 on October 7, 2005 and the remaining 150,000,000 Yen plus interest at 3.5% on October 30, 2005. The loan also provides for an earlier payment on certain events of default. On October 7, 2005, 150,000,000 Yen was repaid. On November 4, 2005, we entered into an Amendment to the Senior Secured Promissory Note which modified the payment schedule. The remaining 150,000,000 Yen and interest was due to be paid on November 15, 2005. On December 11, 2005, we entered into an Amendment 2 to the Senior Secured Promissory Note which modified the payment schedule. The remaining 40,000,000 Yen and interest was due to be paid on December 31, 2005.

         In December, 2005, Global Hotline loaned 360,000,000 Yen to GMB. This increased the total amounts due from GMB to 400,000,000 Yen. GMB repaid 200,000,000 Yen on January 13, 2006 and the balance was scheduled for payment by January 31, 2006, but was not paid by that date. The advance was unsecured.

         On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 11, 2006, the parties entered into Amendment 3 to the Senior Secured Promissory Note. This Amendment provides for the payment of the balance of the loan, equal to 120,000,000 Yen or approximately $1,017,000 at current exchange rates, plus interest, on April 30, 2006.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the year ended December 31, 2005 was $9,119,000. This amount related primarily to net proceeds from issuance of convertible debentures of $3,483,000 and long term debt of $7,572,000, offset by repayment of long term debt-affiliated party and long term debt of $1,996,000.

         During 2005, Rex Tokyo and its subsidiary, Collaboration, incurred approximately 850,000,000 Yen in bank indebtedness and working capital lines to fund operations. Rex Tokyo's total indebtedness at December 31, 2005, was 778,214,000 Yen. On March 29, 2006, Rex Tokyo received a 300,000,000 Yen, or approximately $2,567,000 at current exchange rates, working capital loan from The Bank of Tokyo-Mitsubishi UFJ, Ltd. We are not a co-obligor or guarantor of any Rex Tokyo indebtedness.

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the year ended December 31, 2005, we expensed $208,000 of this beneficial conversion recorded as interest expense. We closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

Other Material Commitments.

         The company's contractual cash obligations based on the end of period exchange rates and the minimum payments required under operating and capital leases as of December 31, 2005 are summarized in the table below.

Contractual                                    Less Than                                      Greater Than
Cash Obligations                 Total           1 Year        1-3 Years       3-5 Years         5 Years
-------------------------      ----------      ----------      ----------      ----------      ----------
Operating leases ........      $  600,629      $  600,629      $        0      $        0      $        0

Capital lease obligations      $   68,186      $   23,628      $   22,279      $   22,279      $        0

Long term debt repayment       $6,602,929      $2,055,372      $3,293,831      $1,253,726      $        0

Capital expenditures ....      $  100,000      $  100,000      $        0      $        0      $        0

Acquisitions ............      $  100,000      $  100,000      $        0      $        0      $        0

---------
(1) Based on the end of period exchange rate.

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

INTANGIBLE ASSETS

         Other intangible assets primarily relate to the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline over thirty six months on a straight - line basis, which was the time frame that the management of the company was able to project forward for future revenue, either under agreement or through expected continued business activities with significant telecommunications companies.

REVENUE RECOGNITION

         We recognize revenue when it is realized. We consider revenue realized when the product has been shipped or the services have been provided to the customer, and collectibility is reasonably assured. We account for certain Rex Tokyo construction contracts/projects on the percentage-of-completion method and under this method, income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. We provide customer financing and recognizes revenue on a pro-rata basis over the life of the note receivable.

         Global Hotline revenue was derived from operating call centers and the reselling of telephone and broadband lines in Japan. Revenue for one contract has been recognized and recorded over the life of the contract. Revenue for other contracts are considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $3,589,532 of deferred revenue as of December 31, 2005.

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

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS - BENEFICIAL CONVERSION
FEATURES

         We have adopted EITF issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for convertible debt. EITF 00-27 requires recognition of the intrinsic value of the conversion option and is recognized as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The intrinsic value of the conversion feature is the difference between the conversion price and the fair value of the stock into which the security is convertible into, multiplied by the number of shares. The conversion price used in calculating the intrinsic value is the most favorable conversion price up to maturity, assuming there are no changes to the current circumstances except for the passage of time. Changes to the conversion terms that would be triggered by future events not controlled by the issuer should be accounted for as contingent conversion options, and the intrinsic value of such conversion options would not be recognized until and unless the triggering event occurs. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. The beneficial conversion feature of debt or equity instruments, depending on the specific facts and circumstances, will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

LITIGATION COSTS

         We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly review the status of pending legal actions to evaluate the amount and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future. We have not provided provisions for any litigation matters as of December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, "an amendment of ARB No. 43, Chapter 4," "SFAS 151")which clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. SFAS 151 is not expected to have a significant impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and we will implement SFAS 123R in the first quarter of fiscal 2006. We expect that SFAS 123R will have a significant impact on our consolidated financial statements.

         In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition form nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. We will implement SAB 107 in the first quarter of fiscal 2006, in conjunction with SFAS 123R. We expect that SAB 107 will have a significant impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and we will adopt this standard in the first quarter of fiscal 2006. SFAS 153 is not expected to have a significant impact on our consolidated financial statements.

         In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We will adopt SFAS 154 effective December 15, 2005. SFAS 154 is not expected to have a significant impact on our consolidated financial statements.

         In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 155 is not expected to have a significant impact on our consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a significant impact on our consolidated financial statements.

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

THE COMPANY IS EXPOSED TO LEGAL CLAIMS.

         On November 5, 2004, we received notice from the American Arbitration Association in New York City that Mr. Badner, a former majority shareholder, commenced an arbitration proceeding against us, IAJ, and certain officers of the company and IAJ relating to the September 25, 2002 Agreement and Assignment between the company, Mr. Badner and IAJ. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. On January 7, 2005, we received notice that Mr. Badner had amended his arbitration claim. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration was held in December 2005 and January 2006. We do not expect a decision until the second quarter of 2006. Mr. Badner has also filed a lawsuit in the Supreme Court of the State of New York, New York County against one of the company's officers alleging defamation. The officer has filed a motion to dismiss the case for lack of proper service and personal jurisdiction and for failure to state a claim. Mr. Badner has cross moved for discovery and for leave to amend his complaint. A hearing was held in February 2006 on the motions and the case was dismissed April 10, 2006 for lack of proper service and a dismissal of the cross motion for lack of verification and the dismissal denies further discovery.

         In November, 2005, we were sued in the Ninth Judicial District Court of Nevada, Douglas County, by Flashpoint Ventures, LLC ("Flashpoint")and, subsequently, by Activated Matrix Partners, LLC ("AMP") in a cross-complaint relating to the acquisition by AMP of Activated Content Corporation ("ACC") from IAJ, one of our stockholders. Flashpoint claims to have provided acquisition financing to AMP and AMP is alleged to have defaulted on its loan to Flashpoint. The Flashpoint suit claims fraud, unjust enrichment and breach of covenants related to the financing provided to AMP. The AMP cross-compliant claims intentional misrepresentation, breach of contract, and requests contractual indemnification. The Flashpoint claims in Nevada were voluntarily dismissed without prejudice in February 2006 and we have been notified that the AMP cross complaint will be voluntarily dismissed without prejudice. We believe the Flashpoint and AMP claims will be re-filed in Washington State Court. We believe there is no basis for our having been sued by Flashpoint and AMP and we will vigorously defend against these claims if they are re-filed.

         We have not provided for a provision in these litigation matters. We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses and to maintain the American Stock Exchange ("AMEX") requirements of $6 million in stockholders' equity for continued listing our shares. There can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

         As of March 31, 2006 IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki Isobe and Kyo Nagae collectively hold approximately 76.9% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages described in this Form 10-K excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures. Such entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae controls each of our Controlling Stockholders.

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

OUR CONTROLLING SHAREHOLDERS HAVE RECENTLY DEFAULTED ON OBLIGATIONS OWING TO REX TOKYO AND GLOBAL HOTLINE

         We have been reliant on the company's Controlling Shareholders in assisting us in raising financing to carry out our acquisitions and to fund our operations. We may need to obtain additional financing from our Controlling Shareholders in order to continue our current operations, including the cash flow needs of Global Hotline, to acquire businesses and to maintain the AMEX requirement of $6 million in stockholders' equity for continued listing of our shares.

         Our Controlling Shareholders thus far have indicated a willingness to support our financing efforts. However, entities affiliated with our controlling shareholder group have recently defaulted on obligations owing to our subsidiaries.

         A subsidiary of Inter Asset Japan, a 5.4% shareholder and part of the group that controls 76.9% of our outstanding shares, has defaulted in its obligation to pay approximately 97,867,000 Yen to Rex Tokyo. In April 2006, we divested our 60.5% interest in Rex Tokyo back to Rex Tokyo and we have no obligation related to the default by Inter Asset Japan.

         In addition, in September and December 2005, Global Hotline made loans to GMB International Inc., an entity affiliated with our controlling shareholders, totaling 400,000,000 Yen or approximately $3,394,000 at current exchange rates. GMB repaid 200,000,000 Yen on January 13, 2006. The balance was scheduled for repayment by January 31, 2006 but was not paid by that date. On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. In light of these defaults, there can be no assurance that our major shareholder group will continue to provide financial support to the company.


WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

         In the normal course of business, we engage in discussions relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed one acquisition during early 2003, one acquisition in August 2003, one acquisition in March 2004, one acquisition in June 2004 and one acquisition in June 2005; we invested in a joint venture in July 2003; and we sold businesses in December 2003, May 2005, July 2005 and April 2006; and we divested a joint venture interest in October 2004. Such transactions are accompanied by a number of risks, including:

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

OUR CUSTOMER BASE IS CONCENTRATED.

         Global Hotline has one major contract with a Japanese telecommunications company and two critical contracts with 3S Networks and Cubic Co Ltd, which help it support its principal customer contract. Global Hotline's contract with its major customer requires Global Hotline to achieve specified minimum results or pay penalties. In order to protect against these penalties, Global Hotline has entered into contracts with 3S Networks and Cubic Co Ltd to outsource call center operations. The loss of these contracts would have a material adverse impact on Global Hotline's ability to meet its requirements under its contract with it's principal customer.

MAINTENANCE OF AMERICAN STOCK EXCHANGE ("AMEX") LISTING

         In accordance with Section 1003(a)(iii) of the AMEX Company Guide, we are required to maintain our shareholders' equity above $6,000,000, provided the company expects to incur losses from continuing operations and/or net losses in its five most recent fiscal years.

         Not maintaining the shareholders' equity above $6,000,000 could impact our AMEX listing and could cause us to be delisted, which would materially affect the ability of our stockholders to dispose of their shares, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

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

         The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

         - Quarterly variations in our operating results,

         - Announcements of technological innovations,

         - New product introductions by us or our competitors,

         - Competitive activities,

         - Announcements by us regarding significant acquisitions and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, liquidity, defaults by our majority shareholder and our AMEX listing,

         - Additions or departures of key personnel,

         - Issuance of convertible or equity securities for general or merger and acquisition purposes,

         - Issuance of debt or convertible debt for general or merger and acquisition purposes,

         - Issuance of loans to customers or related or affiliated parties,

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2006, 108.2 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other Company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal stockholders and other Company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

WE HAVE A LIMITED OPERATING HISTORY.

         We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, we have shifted our business from broadband entertainment channels and revenues derived from advertising to operating primarily as a holding company. We acquired Rex Tokyo, one of our two principal subsidiaries, in 2004, and have divested our interest in Rex Tokyo in April 2006. Accordingly, unless we acquire other businesses, our only significant revenue in 2006 will come from Global Hotline, which we acquired in 2005.

         Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, companies in new and rapidly evolving markets such as the market for telecommunication and technology products and services.

         As we have such a limited history of operations, investors will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against their past or present equivalents.

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         We have experienced net losses since inception. We expect our net loss from operations to continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

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

WE ARE SUBJECT TO COMPETITIVE PRESSURES.

         We face competition from entities that provide competing call center operations, including entities that resell telephone and broadband lines in Japan. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         o The cost to hire and train staff to startup new contracts is significant;

         o Increased usage of wireless technology for telephone and internet usage;

         o  Passing of new or changes in existing legislation;

         o  Impact of privacy laws;

         o  New competitors;

         o  Decreased pricing;

         o  Default or lack of performance by its agents;

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         In addition, the Global Hotline business has a concentration of customers and suppliers with two customers and seven agents, respectively. During the year ended December 31, 2005, one customer accounted for substantially all of Global Hotline's revenue in 2005, although Global Hotline expects to diversify its customer base in 2006. Our business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         We were exposed to foreign currency risks due to the acquisition of Rex Tokyo on March 18, 2004 and Global Hotline on June 15, 2005 and the divestiture of Fan Club on May 12, 2005. These businesses operate in Japan.

         We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         After giving effect to the disposition of Rex Tokyo, which we sold on April 4, 2006, the company is not exposed to interest rate risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, except that our subsidiaries entered into certain financial transactions without first seeking required approvals at the parent company board level, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

         We modified certain of our internal procedures to require that significant financial transactions by our subsidiaries be presented to our President and, if necessary, the Board of Directors prior to entering into definitive agreements. Except as discussed above, there were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         On January 24, 2006, we issued a Form 8-K and Form 8-K/A that should have been disclosed in late December, but were not issued due to a clerical oversight.

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

         The board has determined that Eric La Cara, our audit committee chairman, is an audit committee financial expert within the meaning of SEC rules Eric La Cara brings to our Company nine years of financial management and consulting experience in Japan. Mr. La Cara serves as Managing Director of Aviso Group Inc., which provides back office support, including accounting and taxation functions, to foreign-owed companies operating in Japan. He is charged with developing Aviso's overall operations, using the business and technical skills he has acquired during his professional career in Japan. Previously, Mr. La Cara was Finance Manager of Synopsys in Tokyo, the world leader in semiconductor design software, with total worldwide revenues of more than $1 billion. As manager of the accounting department, he directed the firm's payroll, accounting, taxation, credit and invoicing functions, with a focus on streamlining these functions to maximize efficiency and enhance customer support. A native of Canada, Mr. La Cara received his MBA in Finance from McGill University. As a member of the National Association of Corporate Directors he became certified as a corporate director.

         Information concerning board meetings and committees appear in proposal 1 of the proxy statement. This portion of our proxy statement is incorporated herein by reference.

CODE OF CONDUCT AND ETHICS

         The company has adopted a code of conduct and ethics applicable to our principal Executive officers. The text of this code of ethics may be found on our website at www.iagloblinc.com. We intend to post notice of any waiver from, or amendment to, any provision of our code of conduct and ethics in our SEC filings and on our web site.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table provides information as of December 31, 2005 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

                               NUMBER OF SECURITIES TO         WEIGHTED AVERAGE -
                               BE ISSUED UPON EXERCISE         EXERCISE PRICE OF     NUMBER OF SECURITIES
                               OF OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,    REMAINING AVAILABLE
     PLAN CATEGORY               WARRANTS AND RIGHTS          WARRANTS AND RIGHTS     FOR FUTURE ISSUANCE
     -------------             -----------------------        --------------------   --------------------
Equity compensation plans
   approved by security holders       7,600,000                       $ .22                 3,900,000

Equity compensation plans not
   approved by security holders               0                           0                         0
                                      ---------                       -----                 ---------

TOTAL .........................       7,600,000                       $ .22                 3,900,000
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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

         Reports of Independent Registered Public Accounting Firms.   F-1 - F-2

         Consolidated Balance Sheets
              as of December 31, 2005 and 2004......................     F-3

         Consolidated Statements of Operations
              for the years ended December 31, 2005, 2004 and 2003..    F-4 A-B

         Consolidated Statement of Stockholders' Equity (Deficiency)
              for the years ended December 31, 2005, 2004 and 2003..    F-5 A-B

         Consolidated Statement of Cash Flows
              for the years ended December 31, 2005, 2004 and 2003..    F-6 A-B

         Notes to Consolidated Financial Statements.................  F-7 - F-39

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

3.6 Certificate of Amendment of Restated Certificate of Incorporation of IA Global, Inc. dated June 7, 2005. (6)

4.1      Form of Certificate evidencing shares of common stock (1)

10.1     1999 and 2000 Stock Option Plans (5)

10.2 Subscription Agreement and Annex A dated December 31, 2004 between IA Global, Inc. and Rex Tokyo Co Ltd. (7)

10.3 Financial Loan Document between Rex Tokyo Co Ltd and Mizuho Bank Co Ltd dated January 18, 2005. (8)

10.4 Asset Purchase Agreement dated February 9, 2005 among IA Global, Inc., IA Global Acquisition Co and Nanocat Technologies Pte Limited. (9)

10.5 Share Sale Agreement Deed of Variance dated February 9, 2005 among IA Global, Inc., IA Global Acquisition Co., QuikCAT Australia Pty Ltd. And Marie-Rose Pontre'. (9)

10.6 Internet Accelerator Assignment Agreement Deed of Variation dated February 9, 2005 among IA Global, Inc., IA Global Acquisition Co and Nanocat Technologies Pte Limited. (9)

10.7 Financial Loan Document dated March 25, 2005 between Rex Tokyo Co Ltd and Chiba Bank Ltd. (10)

10.8 Share Exchange Agreement dated April 20, 2005 amongst IA Global, Inc. Mr. Hideki Anan, Mr. Kyo Nagae and Mr. Hiroki Isobe. (11)

10.9 Share Purchase Agreement dated May 12, 2005 amongst IA Global, Inc., TK Partners, Inc. and Fan Club Entertainment Co Ltd. (12)

10.10 Certificate of Officers of Fan Club Entertainment Co Ltd. dated May 2, 2005. (12)

10.11 Amendment to Employment Agreement dated May 17, 2005 between IA Global, Inc. and Mark Scott. (13)

10.12 Option Exercise, Transition and Consolidation Agreement dated May 28, 2005 amongst IA Global, Inc., IA Global Acquisition Co., QuikCAT Australia Pty Ltd., NanoCAT Technologies Pte Ltd and Marie-Rose Pontre'. (14)

10.13 Confirmation of Close of Share Exchange Agreement dated June 15, 2005 amongst IA Global, Inc. Mr. Hideki Anan, Mr. Kyo Nagae and Mr. Hiroki Isobe. (15)

10.14 Financial Loan Document dated June 17, 2005 between Rex Tokyo Co Ltd and Chiba Bank Ltd. (16)

10.15 Subscription Agreement dated June 28, 2005 between IA Global, Inc. and thirty four Japanese investors. Each investor entered into a substantially identical Subscription Agreement except for the principal amount of the convertible notes purchased. (17)

10.16 Convertible Promissory Note dated June 28, 2005 between IA Global, Inc. and thirty four Japanese investors. Each investor entered into a substantially identical Convertible Promissory Note except for the principal amount of the convertible notes purchased. (17)

10.17 Stock Purchase Agreement signed July 15, 2005 and effective July 1, 2005 among IA Global, Inc., IA Global Acquisition Co. Ltd. and Ominira Networks, LLC. (18)

10.18 Senior Secured Promissory Note signed July 15, 2005 and effective July 1, 2005 by Ominira Networks, LLC. (18)

10.19 Business Outsourcing Basic Contract signed October 6, 2004 between KDDI and Global Hotline. (English Translation) (19)

10.20 Special Business Outsourcing Contract dated December 1, 2004 between KDDI and Global Hotline. (English Translation) (19)

10.21    Letter from KDDI to Global Hotline. (English Translation) (19)

10.22 Business Outsourcing Basic Contract between Global Hotline and 3S Networks. (English Translation) (19)

10.23 Individual Contract dated November 1, 2004 between Global Hotline and 3S Networks. (English Translation) (19)

10.24 Letter dated March 29, 2005 between KDDI and Global Hotline. (English Translation) (19)

10.25 Special Business Outsourcing Contract dated April 1, 2005 between KDDI and Global Hotline. (English Translation) (19)

10.26 Sale of Shares Agreement dated August 16, 2005 between Rex Tokyo Co Ltd and Inter Asset Japan Co Ltd. (20)

10.27 Amendment to Option Exercise, Transition and Consolidation Agreement dated September 5, 2005 amongst IA Global, Inc., QuikCAT Australia Pty Ltd., NanoCAT Technologies Pte Ltd and Marie-Rose Pontre'. (21)

10.28 Financial Loan Document between Rex Tokyo Co Ltd and Mizuho Bank Co Ltd dated August 31, 2005. (English Translation) (21)

10.29 Amendment 2 to Option Exercise, Transition and Consolidation Agreement dated September 20, 2005 amongst IA Global, Inc., QuikCAT Australia Pty Ltd., NanoCAT Technologies Pte Ltd and Marie-Rose Pontre'. (22)

10.30 Amendment to Internet Accelerator Assignment Agreement dated September 30, 2005 amongst IA Global, Inc., QuikCAT Australia Pty Ltd and IA Global Acquisition Co. (23)

10.31 Senior Secured Promissory Note dated September 30, 2005 between Global Hotline, Inc. and GMB International, Inc. (24)

10.32 Amendment to Employment Agreement dated October 12, 2005 between IA Global, Inc. and Mark Scott. (25)

10.33 Global Hotline's audited consolidated financial statements for the period from inception to March 31, 2005, together with the Report of Independent Registered Public Accounting Firm thereon. (26)

10.34 The unaudited Pro Forma Combined Condensed Consolidated Balance Sheet of the company as of December 31, 2004 and Global Hotline as of March 31, 2005 and the unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and Global Hotline for the twelve months ended December 31, 2004 and the period from inception to March 31, 2005, respectively. (26)

10.35 The unaudited Pro Forma Condensed Consolidated Statement of Operations of the Company and Global Hotline for the six months ended June 30, 2005. The unaudited Consolidated Balance Sheet of the Company as of June 30, 2005 is consolidated with Global Hotline and is included in the Form 10-Q filed on August 16, 2005. (26)

10.36 Amendment to Senior Secured Promissory Note dated November 4, 2005 between IA Global, Inc., IA Global Acquisition Co. and Ominira Networks, LLC. (27)

10.37 Amendment to Senior Secured Promissory Note dated November 4, 2005 between Global Hotline, Inc. and GMB International, Inc. (27)

10.38 Amendment 2 to Senior Secured Promissory Note dated December 5, 2005 between IA Global, Inc., IA Global Acquisition Co. and Ominira Networks, LLC (28)

10.39 Amendment 2 to Senior Secured Promissory Note dated December 11, 2005 between Global Hotline, Inc. and GMB International, Inc. (29)

10.40 Special Business Outsourcing Contract dated December 15, 2005 between Global Hotline, Inc. and KDDI. (English translation) (30)

10.41    Audit Committee Charter dated December 15, 2005. (31)

10.42    Nominations and Governance Committee Charter dated December 15, 2005.
         (31)

10.43 Financial Loan Document dated December 27, 2005 between Rex Tokyo Co Ltd and UFJ Bank Co Ltd. (English translation) (30)

10.44 Financial Loan Document dated December 28, 2005 between Rex Tokyo Co Ltd and Mizuho Co Ltd. (English translation) (30)

10.45 Amendment 3 to Senior Secured Promissory Note dated January 6, 2006 between IA Global, Inc., IA Global Acquisition Co. and Ominira Networks, LLC (32)

10.46    Code of Conduct and Ethics dated January 24, 2006. (33)

10.47 Notice of Conversion of Series B Convertible Preferred Stock between IA Global, Inc. and Inter Asset Japan LBO No 1 Fund dated January 30, 2006. (33)

10.48 Letter dated February 1, 2006 between IA Global, Inc and Ominira Networks LLC. (34)

10.49 Partner Contract dated December 22, 2005 between IA Partners Co Ltd and Internet Service Partners. (English translation) (34)

10.50 Amendment to Employment Agreement dated February 14, 2006 between IA Global, Inc. and Mark Scott. (35)

10.51 Agreement For Repayment of Hideki Anan Note Receivable dated March 10, 2006 amongst Hideki Anan, Global Hotline, Inc. and IA Global, Inc. (36)

10.52    Compensation Committee Charter dated March 14, 2006. (36)

10.53 Amendment 4 to Senior Secured Promissory Note dated March 27, 2006 between IA Global, Inc., IA Global Acquisition Co. and Ominira Networks LLC. (37)

10.54 Share Sale Agreement dated April 4, 2006 among IA Global, Inc., Rex Tokyo Co Ltd and Hiroyuki Ejima. (38)

10.55 Amendment 3 to Senior Secured Promissory Note dated April 11, 2006 between Global Hotline, Inc. and GMB International Inc. (39)

21.1     Subsidiaries of the Registrant, filed herewith.

23.1     Consent of Sherb & Co., LLP, filed herewith.

23.2     Consent of Radin, Glass & Co., LLP, filed herewith.

31.1     Section 302 Certifications, filed herewith.

32.1     Section 906 Certifications, filed herewith.
__________

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

(6) Filed as an exhibit to Registrant's Registration Statement on Form S-3 (File No. 333-127205), dated August 4, 2005, and incorporated herein by reference.

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

(16) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 17, 2005 and filed on June 22, 2005 and incorporated herein by reference.

(17) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 28, 2005 and filed on June 29, 2005 and incorporated herein by reference.

(18) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated July 15, 2005 and filed on July 18, 2005 and incorporated herein by reference.

(19) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, dated August 15, 2005 and filed on August 15, 2005 and incorporated herein by reference.

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

(24) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated September 30, 2005 and filed on October 11, 2005 and incorporated herein by reference.

(25) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 12, 2005 and filed on October 12, 2005 and incorporated herein by reference.

(26) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated November 3, 2005 and filed on November 3, 2005 and incorporated herein by reference.

(27) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated November 4, 2005 and filed on November 4, 2005 and incorporated herein by reference.

(28) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 9, 2005 and filed December 9, 2005, and incorporated herein by reference.

(29) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 11, 2005 and filed December 14, 2005, and incorporated herein by reference.

(30) Filed herewith.

(31) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 15, 2005 and filed December 20, 2005, and incorporated herein by reference.

(32) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 6, 2006 and filed January 6, 2006, and incorporated herein by reference.

(33) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated January 24, 2006 and filed on January 31, 2006 and incorporated herein by reference.

(34) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 1, 2006 and filed February 7, 2006, and incorporated herein by reference.

(35) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 14, 2006 and filed February 17, 2006, and incorporated herein by reference.

(36) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated March 10, 2006 and filed March 15, 2006, and incorporated herein by reference.

(37) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated March 27, 2006 and filed March 31, 2006, and incorporated herein by reference.

(38) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April 4, 2006 and filed April 7, 2006, and incorporated herein by reference.

(39) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April 11, 2006 and filed April 11, 2006, and incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
IA Global, Inc.

We have audited the accompanying consolidated balance sheet of IA Global, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants
New York, New York
April 14, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
IA Global, Inc.

We have audited the accompanying consolidated balance sheets of IA Global, Inc. as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                        /s/ Radin, Glass & Co., LLP
                                        Certified Public Accountants
New York, New York
March 15, 2004

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                                                   December 31,
                                                                         -------------------------------
                                                                             2005               2004
                                                                         ------------       ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .......................................      $  8,378,700       $  3,780,165
  Accounts receivable, net of allowance for doubtful accounts of
    $110,610 and $93,338, respectively ............................         5,459,425          5,850,153
  Notes receivable-trade ..........................................           613,726            641,305
  Inventories .....................................................           664,746            164,046
  Prepaid expenses ................................................           434,020            673,791
  Consumption and deferred tax receivable .........................           497,518                  -
  Notes receivable ................................................         4,129,408            150,000
  Other current assets ............................................           742,584            136,102
  Assets held for sale ............................................                 -            773,582
  Assets from discontinued operations .............................                 -          2,192,768
                                                                         ------------       ------------
    Total current assets ..........................................        20,920,127         14,361,912

EQUIPMENT, NET ....................................................           717,853            260,584

OTHER ASSETS
  Intangible assets, net ..........................................         4,449,558                  -
  Deferred tax asset ..............................................           152,851            390,079
  Other assets ....................................................         2,391,285            200,641
                                                                         ------------       ------------

                                                                         $ 28,631,674       $ 15,213,216
                                                                         ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ........................................      $  3,695,225       $  6,041,388
  Notes payable- trade ............................................           934,298          1,474,582
  Accrued liabilities .............................................         3,187,565            506,699
  Consumption taxes received ......................................           761,299             97,805
  Income taxes payable - foreign ..................................           825,445            240,145
  Current portion of long term debt ...............................         2,621,305            484,966
  Deferred revenue ................................................         3,589,532                  -
  Liabilities of discontinued operations ..........................                 -          1,048,454
                                                                         ------------       ------------
    Total current liabilities .....................................        15,614,669          9,894,039
                                                                         ------------       ------------

LONG TERM  LIABILITIES:
  Long term debt ..................................................         3,981,624            242,463
  Convertible debentures ..........................................         2,708,333                  -
  Retirement benefits .............................................            36,767             39,932
                                                                         ------------       ------------
                                                                            6,726,724            282,395
                                                                         ------------       ------------

MINORITY INTERESTS ................................................           274,146            902,628
                                                                         ------------       ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    1,158 issued and outstanding (liquidation value $1,158,000) ...                12                 12
  Common stock, $.01 par value, 200,000,000 shares authorized,
    97,425,181 and 82,400,181 issued and outstanding, respectively            974,251            824,001
  Additional paid in capital ......................................        32,992,589         28,785,839
  Accumulated deficit .............................................       (27,662,170)       (25,590,820)
  Treasury stock ..................................................           (50,000)           (50,000)
  Accumulated other comprehensive (loss) income ...................          (238,547)           165,122
                                                                         ------------       ------------
    Total stockholder's equity ....................................         6,016,135          4,134,154
                                                                         ------------       ------------

                                                                         $ 28,631,674       $ 15,213,216
                                                                         ============       ============

                             See notes to consolidated financial statements.

                                                   F-3

                                             IA GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Years Ended December 31,
                                                                      --------------------------------------------------
                                                                          2005               2004               2003
                                                                      ------------       ------------       ------------
REVENUE:
  Pachinko and slot machine gaming services ....................      $ 29,334,732       $ 27,986,626       $          -
  Call center services .........................................        15,744,686                  -                  -
                                                                      ------------       ------------       ------------
    Total revenue ..............................................        45,079,418         27,986,626                  -
                                                                      ------------       ------------       ------------

COST OF SALES:
  Pachinko and slot machine gaming services ....................        24,949,740         23,228,409                  -
  Call center services .........................................         5,571,090                  -                  -
                                                                      ------------       ------------       ------------
    Total cost of sales ........................................        30,520,830         23,228,409                  -
                                                                      ------------       ------------       ------------

GROSS PROFIT ...................................................        14,558,588          4,758,217                  -

Selling, general and administrative expenses ...................        15,630,230          5,442,514            972,296
                                                                      ------------       ------------       ------------

OPERATING LOSS .................................................        (1,071,642)          (684,297)          (972,296)
                                                                      ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest income ..............................................            59,361             12,049             13,233
  Interest expense and amortization of beneficial
   conversion feature ..........................................          (460,561)           (60,191)          (372,114)
  Other income .................................................           295,102            257,594                  -
  Foreign currency transaction adjustment ......................          (124,553)            24,680            (94,545)
  Gain on sale of equity investment in QuikCAT Australia Pty Ltd                 -             40,240                  -
  Loss on equity investment in QuikCAT Australia Pty Ltd .......                 -            (43,229)            (1,137)
  Gain on sale of business segments ............................           146,949                  -            103,785
                                                                      ------------       ------------       ------------
    Total other income (expense) ...............................           (83,702)           231,143           (350,778)
                                                                      ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY
  INTERESTS AND INCOME TAXES ...................................        (1,155,344)          (453,154)        (1,323,074)

MINORITY INTERESTS .............................................          (666,650)            94,826                  -
                                                                      ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ............          (488,694)          (547,980)        (1,323,074)
                                                                      ------------       ------------       ------------

INCOME TAXES:
  Current provision (benefit) ..................................           853,933            445,213                  -
  Deferred provision (benefit) .................................           177,649            (50,758)                 -
                                                                      ------------       ------------       ------------

NET LOSS FROM CONTINUING OPERATIONS ............................        (1,520,276)          (942,435)        (1,323,074)

DISCONTINUED OPERATIONS
  (Loss) gain from disposal of discontinued operations .........          (139,064)                 -            674,406
  Loss from discontinued operations ............................          (412,010)          (500,600)        (1,499,120)
                                                                      ------------       ------------       ------------
    Total loss from discontinued operations ....................          (551,074)          (500,600)          (824,714)
                                                                      ------------       ------------       ------------

NET LOSS .......................................................        (2,071,350)        (1,443,035)        (2,147,788)

Deemed dividend ................................................                 -                  -           (977,152)
                                                                      ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS .....................      $ (2,071,350)      $ (1,443,035)      $ (3,124,940)
                                                                      ============       ============       ============
                                                                                                             (continued)
                                     See notes to consolidated financial statements.

                                                           F-4A

                                             IA GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (continued)
                                                                                   Years Ended December 31,
                                                                      --------------------------------------------------
                                                                          2005               2004               2003
                                                                      ------------       ------------       ------------
Per share of Common-
  Basic net loss per share from continuing operations ..........      $      (0.02)      $      (0.01)      $      (0.02)
  Basic net loss per share from discontinued operations ........             (0.00)             (0.01)             (0.03)
                                                                      ------------       ------------       ------------
  Total basic net loss per share ...............................      $      (0.02)      $      (0.02)      $      (0.05)
                                                                      ============       ============       ============

  Diluted net loss per share from continuing operations ........      $      (0.02)      $      (0.01)      $      (0.02)
  Diluted net loss per share from discontinued operations ......             (0.00)             (0.01)             (0.03)
                                                                      ------------       ------------       ------------
  Total diluted net loss per share .............................      $      (0.02)      $      (0.02)      $      (0.05)
                                                                      ============       ============       ============

  Weighted average shares of common stock outstanding - Basic ..        90,496,230         75,914,127         59,243,914
  Weighted average shares of common stock and common
    equivalent shares outstanding - diluted ....................        90,496,230         75,914,127         59,243,914


                                     See notes to consolidated financial statements.

                                                           F-4B

                                               IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)



                                                     Preferred Stock                   Common Stock               Additional
                                                 -----------------------        --------------------------         Paid in
                                                  Shares          Amount          Shares           Amount          Capital
                                                 --------        -------        ----------       ---------       ------------
Balance as of December 31, 2002 ..........            -            $ -          51,797,556       $ 517,976       $ 19,744,331

Issuance of common stock for settlement
  of accounts payable ....................            -              -             250,000           2,500             76,684
Proceed from sale of common
  stock subscribed .......................            -              -          13,333,333         133,333          1,866,667
Common stock issued for Fan Club
  Entertainment Co Ltd acquisition .......            -              -             350,000           3,500            161,700
Conversion of note payable to preferred
  stock ..................................        1,158             12                   -               -          1,157,988
Conversion of note payable to common stock            -              -           3,163,436          31,634            917,453
Proceed from sale of common stock ........            -              -           1,666,666          16,667            483,333
Proceed from sale of common
  stock subscribed .......................            -              -           1,333,333          13,333            386,667
Valuation of beneficial conversion feature            -              -                   -               -            277,311
Other comprehensive income ...............            -              -                   -               -                  -
Unearned compensation expense ............            -              -                   -               -                  -
Deemed dividend ..........................            -              -                   -               -            977,152
Net loss .................................            -              -                   -               -                  -
                                                  -----            ---          ----------       ---------       ------------

Balance as of December 31, 2003 ..........        1,158             12          71,894,324         718,943         26,049,286

Common stock issued for Rex Tokyo
  Co Ltd acquisition .....................            -              -             462,000           4,620            133,980
Other comprehensive income ...............            -              -                   -               -                  -
Proceed from sale of common stock ........            -              -           4,448,820          44,488          1,085,512
Exercise of stock options ................            -              -             500,000           5,000             35,000
Conversion of note payable to common stock            -              -           5,065,037          50,650          1,468,861
Stock issued for services ................            -              -              30,000             300             13,200
Net loss .................................            -              -                   -               -                  -
                                                  -----            ---          ----------       ---------       ------------

Balance as of December 31, 2004 ..........        1,158             12          82,400,181         824,001         28,785,839

Common stock issued for acquisition ......            -              -          15,000,000         150,000          2,947,500
Other comprehensive income ...............            -              -                   -               -                  -
Proceed from sale of common stock ........            -              -             350,000           3,500             56,000
Repurchase of Fan Club Entertainment Co
 Ltd stock ...............................            -              -            (350,000)         (3,500)           (52,500)
Beneficial conversion feature ............            -              -                   -               -          1,250,000
Stock issued for services ................            -              -              25,000             250              5,750
Amortization of beneficial conversion
 feature .................................            -              -                   -               -                  -
Net loss .................................            -              -                   -               -                  -
                                                  -----            ---          ----------       ---------       ------------

Balance as of December 31, 2005 ..........        1,158            $12          97,425,181       $ 974,251       $ 32,992,589
                                                  =====            ===          ==========       =========       ============
                                                                                                                  (continued)

                                        See notes to consolidated financial statements.

                                                             F-5A

                                               IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                                                          (continued)

                                                                  Accumulated                                        Total
                                                                    Other                         Unearned       Stockholder's
                                                 Accumulated     Comprehensive     Treasury      Compensation       Equity
                                                  Deficit           Income *        Stock          Expense        (Deficiency)
                                                ------------     -------------     --------      ------------    -------------
Balance as of December 31, 2002 ..........      $(21,022,845)      $       -       $(50,000)      $(80,000)       $  (890,538)

Issuance of common stock for settlement
  of accounts payable ....................                 -               -              -              -             79,184
Proceed from sale of common
  stock subscribed .......................                 -               -              -              -          2,000,000
Common stock issued for Fan Club
  Entertainment Co Ltd acquisition .......                 -               -              -              -            165,200
Conversion of note payable to preferred
  stock ..................................                 -               -              -              -          1,158,000
Conversion of note payable to common stock                 -               -              -              -            949,087
Proceed from sale of common stock ........                 -               -              -              -            500,000
Proceed from sale of common
  stock subscribed .......................                 -               -              -              -            400,000
Valuation of beneficial conversion feature                 -               -              -              -            277,311
Other comprehensive income ...............                 -         114,349              -              -            114,349
Unearned compensation expense ............                 -               -              -         80,000             80,000
Deemed dividend ..........................          (977,152)              -              -              -                  -
Net loss .................................        (2,147,788)              -              -              -         (2,147,788)
                                                ------------       ---------       --------       --------        -----------

Balance as of December 31, 2003 ..........       (24,147,785)        114,349        (50,000)             -          2,684,805

Common stock issued for Rex Tokyo
  Co Ltd acquisition .....................                 -               -              -              -            138,600
Other comprehensive income ...............                 -          50,773              -              -             50,773
Proceed from sale of common stock ........                 -              (1)             -              -          1,129,999
Exercise of stock options ................                 -               -              -              -             40,000
Conversion of note payable to common stock                 -               -              -              -          1,519,511
Stock issued for services ................                 -               -              -              -             13,500
Net loss .................................        (1,443,035)              -              -              -         (1,443,035)
                                                ------------       ---------       --------       --------        -----------

Balance as of December 31, 2004 ..........       (25,590,820)        165,121        (50,000)             -          4,134,153

Common stock issued for acquisition ......                 -               -              -              -          3,097,500
Other comprehensive income ...............                 -        (403,668)             -              -           (403,668)
Proceed from sale of common stock ........                 -               -              -              -             59,500
Repurchase of Fan Club Entertainment Co
 Ltd stock ...............................                 -               -              -              -            (56,000)
Beneficial conversion feature ............                 -               -              -              -          1,250,000
Stock issued for services ................                 -               -              -              -              6,000
Amortization of beneficial conversion
 feature .................................                 -               -              -              -                  -
Net loss .................................        (2,071,350)              -              -              -         (2,071,350)
                                                ------------       ---------       --------       --------        -----------

Balance as of December 31, 2005 ..........      $(27,662,170)      $(238,547)      $(50,000)      $      -        $ 6,016,135
                                                ============       =========       ========       ========        ===========

*  Comprehensive income, i.e., net income (loss), plus, or less, the change in foreign currency balance sheet translation adjustments, totaled $(2,475,018) in 2005, $(1,392,263) in 2004 and $(2,033,439) in 2003, respectively.

                                        See notes to consolidated financial statements.

                                                             F-5B

                                             IA GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,
                                                                               -----------------------------------------
                                                                                   2005           2004           2003
                                                                               -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................   $(2,071,350)   $(1,443,036)   $(2,147,788)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization ..........................................     1,378,924        401,939              -
    Loss on disposal of fixed assets .......................................             -         14,103              -
    Equity loss from investment in QuikCAT Australia Pty Ltd ...............             -         43,229          1,137
    Equity based compensation ..............................................             -              -         80,000
    Gain on disposal of business segments and equity investments ...........      (146,949)       (40,240)      (103,785)
    Minority interests .....................................................      (628,482)       135,520              -
    Amortization of beneficial conversion feature ..........................       208,332              -        277,311
    Amortization of financing cost .........................................        44,444              -              -
    Common stock issued for services .......................................         6,000              -              -
  Changes in operating assets and liabilities:
    Accounts receivable ....................................................     2,216,447     (2,906,878)             -
    Notes receivable - trade ...............................................        27,579       (593,655)             -
    Notes receivable .......................................................        76,699              -              -
    Consumption and deferred tax receivable ................................      (361,416)        97,805              -
    Inventories ............................................................      (500,700)       664,169              -
    Prepaid expenses .......................................................       614,246       (673,791)             -
    Other current assets ...................................................      (383,115)       388,765        (89,553)
    Deferred tax assets ....................................................       237,228        (66,803)             -
    Income taxes receivable - foreign ......................................             -              -              -
    Other assets ...........................................................    (1,697,878)       (77,898)         5,477
    Accounts payable .......................................................    (2,381,027)     1,809,533      1,841,014
    Notes payable - trade ..................................................      (540,284)     1,474,582              -
    Accrued and other liabilities ..........................................       529,162        (97,292)       103,490
    Consumption tax payable ................................................       490,368              -              -
    Other liabilities- retirement benefits .................................             -         39,932              -
    Income taxes payable - foreign .........................................       585,300        240,145              -
    Deferred revenue .......................................................      (606,960)             -              -
                                                                               -----------    -----------    -----------
Net cash used in continuing operations .....................................    (2,903,432)      (589,871)       (32,697)
  Loss from discontinued operations ........................................       551,074        500,600        824,714
  Net cash (used in) provided by discontinued operations ...................      (984,900)      (421,691)       175,280
  Net decrease (increase) in assets of discontinued operations .............     2,192,768        601,426     (2,794,194)
  Net (decrease) increase in liabilities of discontinued operations ........    (1,048,454)      (258,538)     1,306,992
                                                                               -----------    -----------    -----------
NET CASH USED IN OPERATIONS ................................................    (2,192,944)      (168,074)      (519,905)
                                                                               -----------    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Investment in QuikCAT Australia Pty Ltd ..................................             -        (50,000)             -
  Cash of Rex Tokyo Co Ltd immediately following acquisition ...............             -      1,934,839              -
  Purchase of Rex Tokyo Co Ltd .............................................             -       (941,000)             -
  Purchases of capital expenditures ........................................      (419,388)      (493,933)      (598,431)
  Purchase of IA Global Acquisition Co .....................................             -       (700,000)             -
  Purchase of intangibles ..................................................             -       (283,680)             -
  Purchase of Fan Club Entertainment Co Ltd ................................             -              -     (1,107,590)
  Purchase of iAccele Co Ltd ...............................................             -              -       (830,358)
  Proceeds from sale of equipment ..........................................             -              -        702,216
  Software development costs ...............................................             -              -        (39,347)
  Repayment of loan receivable from QuikCAT Australia Pty Ltd. .............       150,000              -              -
  Proceeds from sale of QuikCAT business unit and note receivable ..........       200,000              -              -
  Proceeds from sale of Fan Club Entertainment Co Ltd ......................       185,000              -              -
  Repayment of loan receivable from sale of Fan Club Entertainment Co Ltd ..       445,680              -              -
  Loan to affiliate of major shareholder ...................................    (5,672,994)             -              -
  Repayment of loans from affiliate of major shareholder ...................     2,242,475              -              -
  Cash of Global Hotline, Inc. on date of acquisition ......................     1,240,037              -              -
                                                                               -----------    -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES ......................................    (1,629,190)      (533,774)    (1,873,510)
                                                                               -----------    -----------    -----------
                                                                                                             (continued)
                                     See notes to consolidated financial statements.

                                                           F-6A

                                             IA GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (continued)
                                                                                       Years Ended December 31,
                                                                               -----------------------------------------
                                                                                   2005           2004           2003
                                                                               -----------    -----------    -----------
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from long term debt .............................................     7,572,100              -              -
  Proceeds from long term debt - related party .............................             -      1,500,000      1,288,167
  Proceeds from issuance of convertible debentures .........................     3,483,000              -              -
  Repayment of long term debt ..............................................      (674,954)       (61,417)             -
  Repayment of loan payable - related party ................................    (1,321,091)             -     (1,280,816)
  Loan to Innovative Computing Group, Inc. .................................             -       (100,000)             -
  Loan to QuikCAT Australia Pty Ltd. .......................................             -        (25,000)       (74,849)
  Proceeds from issuance of common stock ...................................        59,500      1,530,000      2,500,000
  Proceeds from long term debt- affiliated party ...........................             -        788,846              -
  Proceeds from exercise of options ........................................             -         40,000              -
                                                                               -----------    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..................................     9,118,555      3,672,429      2,432,502
                                                                               -----------    -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................     5,296,421      2,970,581         39,087

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................      (697,886)       154,045        172,069

CASH AND CASH EQUIVALENTS, beginning of the year ...........................     3,780,165        655,539        444,383
                                                                               -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of the year .................................   $ 8,378,700    $ 3,780,165    $   655,539
                                                                               ===========    ===========    ===========

Supplemental disclosures of cash flow information:
  Interest paid ............................................................   $    94,581    $    40,666    $         -
  Taxes paid ...............................................................   $   270,934    $   412,072    $       334
Non-cash investing and financing activities:
  Common stock issued for Global Hotline, Inc. .............................   $ 3,097,500    $         -    $         -
  Beneficial conversion feature recognized with issuance of convertible debt   $ 1,250,000    $         -    $         -
  Issuance of loan receivable for sale of Fan Club Entertainment Co. Ltd. ..   $   755,000    $         -    $         -
  Issuance of loan receivable from sale of QuikCAT business unit ...........   $   200,000    $         -    $         -
  Common stock issued for Rex Tokyo Co Ltd .................................   $         -    $   138,600    $         -
  Conversion of debt to equity .............................................   $         -    $ 1,533,011    $ 2,186,215
  Contribution of note to capital ..........................................   $         -    $   101,629    $         -
  Common stock issued for Fan Club Entertainment Co Ltd ....................   $         -    $         -    $   165,200
  Conversion of liability to common stock ..................................   $         -    $    13,500    $         -
  Issuance of common stock for subscription receivable .....................   $         -    $         -    $   400,000


                                     See notes to consolidated financial statements.

                                                           F-6B

                        IA GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2005

NOTE 1.  BUSINESS

         IA Global, Inc. ("IA Global") is a public holding company focused on acquiring primarily Japanese companies that operate in the telecommunication and technology areas. As of December 31, 2005, the company owned a 60.5% equity interest in Rex Tokyo Co Ltd ("Rex Tokyo"), which is a supplier and installer of parts to the Pachinko and slot machine gaming industry in Japan. The company divested its interest in Rex Tokyo on April 4, 2006. Rex Tokyo supplies such items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, Pachinko balls and other Pachinko accessory products as well as numerous new Pachinko and slot machines. IA Global also owns a 100% equity interest in Global Hotline, Inc. ("Global Hotline"), which operates call centers and is a reseller of telephone and broadband lines in Japan.

         IA Global has divested several unprofitable operations in 2005, including Fan Club Entertainment Co Ltd ("Fan Club") on May 12, 2005, IA Global Acquisition Co on July 1, 2005 and the QuikCAT.Com Inc. ("QuikCAT") North America Internet accelerator business on May 28, 2005 and Rex Tokyo sold its 60% interest in Timothy World on August 16, 2005. Henceforth IA Global, Rex Tokyo, Global Hotline, IA Global Acquisition Co, and Fan Club are to be referred to as the "company", unless reference is made to the respective operation surrounding it's activities or events.

         The company was incorporated in Delaware on November 12, 1998. The company's executive offices are located at 550 N. Reo St, Suite 300, Tampa, Florida, but its operations are located primarily in Japan. The company's telephone number is (813) 261-5157 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this report.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its wholly owned and majority-owned subsidiaries. In accordance with SFAS 144, the company accounted for IA Global Acquisition Co and Fan Club as discontinued operations in its consolidated statements of operations. In accordance with SFAS 144, the Company did not account for Timothy World as a discontinued operation in its consolidated statements of operations, due to the fact that Timothy World was a joint venture to sell a particular brand of electronic lighting equipment. Rex Tokyo subsequent to their Timothy World divestiture intends on servicing their customers ongoing electronic lighting equipment needs. Inter-company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $100,000. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

NOTES RECEIVABLE - The company's Japanese subsidiaries, on occasion, accept notes receivable in payment of accounts receivable with certain customers. These notes are usually of a short term nature, approximately three to nine months in length. They do not bear interest and are paid by, and secured by, the customer's bank. Total notes receivable as of December 31, 2005 and December 31, 2004 were $613,726 and $641,305, respectively.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of December 31, 2005 and 2004.

EQUIPMENT - Equipment represents machinery, equipment and software, which are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the related assets, generally 2-10 years. Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally 3-5 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline, over thirty six months on a straight - line basis, which was the time frame that the management of the company was able to project forward for future revenue, either under agreement or through expected continued business activities with significant telecommunications companies.

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

NOTES PAYABLE - The company's Japanese subsidiaries, on occasion, satisfy the payment of their accounts payable, through the issuance of notes payable with certain vendors. These notes are usually of a short term nature, approximately three to nine months in length. They do not bear interest and are paid by the company's bank to the vendors upon presentation to the company's bank on the date of maturity. In the event of insufficient funds to repay these notes, the company's bank can proceed with bankruptcy proceedings in Japan. Total notes payable as of December 31, 2005 and December 31, 2004 were $934,298 and $1,474,582, respectively.

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS - BENEFICIAL CONVERSION FEATURES - The company has adopted EITF issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for convertible debt. EITF 00-27 requires recognition of the intrinsic value of the conversion option and is recognized as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The intrinsic value of the conversion feature is the difference between the conversion price and the fair value of the stock into which the security is convertible into, multiplied by the number of shares. The conversion price used in calculating the intrinsic value is the most favorable conversion price up to maturity, assuming there are no changes to the current circumstances except for the passage of time. Changes to the conversion terms that would be triggered by future events not controlled by the issuer should be accounted for as contingent conversion options, and the intrinsic value of such conversion options would not be recognized until and unless the triggering event occurs. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. The beneficial conversion feature of debt or equity instruments, depending on the specific facts and circumstances, will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

REX TOKYO REVENUE RECOGNITION - Rex Tokyo's revenue was derived from the following:

         o  Sale of equipment to major stores.

         o  Installation of machines and fittings to major stores.

         o  Maintenance of machines and other equipment in major stores.

         The company recognizes Rex Tokyo revenue when it is realized. Revenue is considered realized when the product has been shipped or the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. The company accounts for certain construction contracts/projects on the percentage-of-completion method and under this method, income is recognized as work on contracts progresses, but estimated losses on contracts in progress are charged to operations immediately. The company provides customer financing and recognizes revenue on a pro-rata basis over the life of the note receivable.

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

Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $3,589,532 of deferred revenue as of December 31, 2005.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the year ended December 31, 2005 and 2004.

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

                                                            Years Ended December 31,
                                                -----------------------------------------------
                                                    2005              2004             2003
                                                -----------       -----------       -----------
Net loss available to common
    shareholders, as reported ............      $(2,071,350)      $(1,443,035)      $(3,124,940)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ...............         (353,040)         (221,940)         (227,031)
                                                -----------       -----------       -----------

Pro-forma net loss available to common
    shareholders .........................      $(2,424,390)      $(1,664,975)      $(3,351,971)
                                                ===========       ===========       ===========

Earnings per share:
    Basic and diluted- as reported .......      $     (0.02)      $     (0.02)      $     (0.05)
    Basic and diluted- pro-forma .........      $     (0.03)      $     (0.02)      $     (0.06)

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

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                     For the Year Ended
                                                         December 31,
                                              --------------------------------
                                              2005          2004          2003
                                              ----          ----          ----
         Risk free interest rate ..........   4.05%         3.75%         3.75%
         Expected life ....................  10 yrs        10 yrs       10 years
         Dividend rate ....................   0.00%         0.00%         0.00%
         Expected volatility ..............    155%           65%           65%

MANAGEMENT SERVICES AGREEMENT - The company and Rex Tokyo implemented a Management Services Agreement September 2004 that provided for automatic one year renewals starting on October 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Rex Tokyo was required to pay the company approximately $150,000 in April 2005 and October 2005. The October 2005 payment was waived by the company and, in connection with the divestiture of Rex Tokyo in April 2006, the agreement was terminated.

The company and Global Hotline implemented a Management Services Agreement on June 1, 2005 that will be renewed for successive one year periods starting on June 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Global Hotline is required to pay the company approximately $75,000 on a quarterly basis.

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

For the year ended December 31,             2005          2004          2003
-------------------------------         -----------   -----------   -----------
Income (loss) from operations
 before income taxes:

   US operations .....................  $(2,015,233)  $(1,107,294)  $(1,323,074)

   Japan operations ..................    1,526,539       559,314             -
                                        -----------   -----------   -----------
   Total loss from operations
     before income taxes .............     (488,694)     (547,980)   (1,323,074)

   Loss from discontinued operations .     (551,074)     (500,600)     (824,714)
                                        -----------   -----------   -----------

                                        $(1,039,768)  $(1,048,580)  $(2,147,788)
                                        ===========   ===========   ===========

The following provision (benefits) for income taxes by geographic operations is as follows:

For the year ended December 31,             2005          2004          2003
-------------------------------         -----------   -----------   -----------

   US operations .....................  $         -   $         -   $         -

   Japan operations ..................    1,031,582       394,455             -
                                        -----------   -----------   -----------

   Total provision for income taxes ..  $ 1,031,582   $   394,455   $         -
                                        ===========   ===========   ===========

The components of the provision for income taxes by taxing jurisdiction as follows:

For the year ended December 31,             2005          2004          2003
-------------------------------         -----------   -----------   -----------

   US Federal, State and Local:

      Current ........................  $         -   $         -   $         -

      Deferred .......................            -             -             -

   Japan:

      Current ........................      853,933       445,213             -

      Deferred .......................  $   177,649   $   (50,758)  $         -

A reconciliation of the company's effective tax rate to the statutory US Federal tax rate is as follows:

For the year ended December 31,             2005          2004          2003
-------------------------------         -----------   -----------   -----------

   Statutory rate ....................        35.0%         35.0%         35.0%

   Foreign tax differential ..........         6.0%          6.0%          6.0%

   State and Local ...................         5.7%          5.7%          5.7%
                                        -----------   -----------   -----------

   Effective Rate ....................        46.7%         46.7%         46.7%

The effect of tax law changes on deferred tax assets and liabilities did not have a significant effect on the company's effective tax rate.

The significant components of activities that gave rise to deferred tax assets that are recorded in the consolidated balance sheets were as follows:

At December 31,                                        2005             2004
---------------                                    -----------      -----------

Deferred Income Taxes ........................     $         -      $         -

Operating loss carry forwards ................       6,702,851        5,850,079
                                                   -----------      -----------

Gross Deferred Tax Asset .....................       6,702,851        5,850,079

Less: Valuation Allowance ....................      (6,650,000)      (5,460,000)
                                                   -----------      -----------

Deferred Tax Asset, net of Allowance .........     $   152,851      $   390,079
                                                   ===========      ===========

The valuation allowance at December 31, 2005, principally applies the net operating loss carry forwards that, in the opinion of management, are more likely than not to expire before the company can use them.

For tax return purposes, the company has available net operating carry forwards of approximately $18.2 million which expire in various years through 2025, subject to any potential IRS Section 382 and statutory Japanese limitations.

LITIGATION COSTS - The company is subject to the possibility of legal actions arising in the ordinary course of business. The company regularly reviews the status of pending legal actions to evaluate the amount and likelihood of any potential loss. The company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from the company's estimates, the company may be required to adjust its accruals in the future.

NET LOSS PER SHARE - The company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2005, there were options outstanding for the purchase of 7,600,000 common shares, preferred stock convertible into 11,580,000 common shares, and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share.

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

RECLASSIFICATIONS - For comparability, certain 2004 and 2003 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, "an amendment of ARB No. 43, Chapter 4," "SFAS 151")which clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in fiscal 2006. SFAS 151 is not expected to have a significant impact on the companies consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company will implement SFAS 123R in the first quarter of fiscal 2006. The company expects that SFAS 123R will have a significant impact on its consolidated financial statements.

         In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition form nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The company will implement SAB 107 in the first quarter of fiscal 2006, in conjunction with SFAS 123R. The company expects that SAB 107 will have a significant impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and the company will adopt this standard in the first quarter of fiscal 2006. SFAS 153 is not expected to have a significant impact on the companies consolidated financial statements.

         In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The company will adopt SFAS 154 effective December 15, 2005. SFAS 154 is not expected to have a significant impact on the companies consolidated financial statements.

         In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 155 is not expected to have a significant impact on the companies consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a significant impact on the companies consolidated financial statements.

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
                                                                   ===========

         The company expanded this business in 2004 by acquiring new sales offices in Kyushu and West Tokyo, Japan. In addition, in October 2004, Rex Tokyo established a joint venture company, Timothy World Co Ltd ("Timothy World"), with Kyushu Tesco Co Ltd. for the supply of lighting fixtures to the Pachinko industry and began to sell slot machines directly rather than as an agent during the 4th quarter of 2004.

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

         On August 16, 2005, Rex Tokyo entered into a Sale of Shares Agreement with Inter Asset Japan Co Ltd ("IAJ"), a party affiliated with our majority shareholder. Under the agreement, Rex Tokyo sold its 60% interest in Timothy World to IAJ in exchange for 6,000,000 Yen or approximately $55,000 in cash at closing. In addition, an inter-company loan owed by Timothy World to Rex Tokyo, in the amount of 97,867,000 Yen or approximately $866,000 will be paid in installments starting September 2005 and ending December 2007. To date, the payments have not been made and the asset was sold to Rex Tokyo when, on April 7, 2006, the company announced that it has sold its 60.5% interest in Rex Tokyo Co Ltd back to Rex Tokyo. The closing occurred on April 4, 2006. The company has no obligation to Rex Tokyo relating to the default by IAJ and Timothy World. Rex Tokyo recorded a gain on sale of $146,949 during the three months ended September 30, 2005 due to the sale of the shares of Timothy World, which contributed $1,211,000 in sales and $221,000 in net losses to Rex Tokyo during the period October 1, 2004 (inception) to September 30, 2005.

         On April 7, 2006, the company announced that it has sold its 60.5% interest in Rex Tokyo Co back to Rex Tokyo. The closing occurred on April 4, 2006. The total purchase price was approximately $1,273,000 at current exchange rates. The company received approximately $193,000 on April 4, 2006, reducing its common ownership interest to 48.4% and will receive approximately $780,000 on April 30, 2006, for its remaining common ownership interest. Finally, the company will receive $300,000 on May 31, 2006 as repayment for its preferred shares and reimbursement of certain expenses incurred by the company on Rex Tokyo's behalf. The remaining payments are guaranteed by Hiroyuki Ejima, the CEO of Rex Tokyo.

         The pro-forma financial data for the acquisition of Rex Tokyo for the year ended December 31, 2004 was as follows:

                                                              Pre-Acquisition
                                           As Reported,        Operations of         Pro Forma,
                                              Year               Rex Tokyo             Year
                                              Ended              January 1-            Ended
                                        December 31, 2004      March 18, 2004     December 31, 2004
                                        -----------------     ---------------     -----------------
Revenues ..........................       $ 27,986,626          $  5,639,384        $ 33,626,010

Net loss from continuing operations           (942,435)              111,505            (830,930)

Net loss ..........................         (1,443,035)              111,505          (1,331,530)

Loss per common share .............       $      (0.02)                    -        $      (0.02)

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

         Global Hotline was established September 7, 2004 as a call center operator and reseller of telephone and broadband lines in Japan. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. The company operates two call centers with 300 seats and utilizes seven agents with an additional approximate 200 seats to support the business.

         Global Hotline had two contracts with a significant Japanese telecommunications company. The first contract covered the period October 1, 2004 thru September 30, 2005 and required Global Hotline to sell subscriber lines based on agreed monthly targets. If the targets are achieved, Global Hotline expects to be paid 841,000,000 Yen or approximately $7,300,000 under this contract.

         Under the first contract, Global Hotline was liable to the significant Japanese telecommunications company for shortfalls to sell the contracted amounts of subscriber lines. In order to protect against these penalties, Global entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation. The agreement with 3S Networks had a one year term and defines a contracted amount of lines that must be sold by 3S Networks. In the event that 3S Networks did not achieve contracted target sales quotas, the contract provides for penalties to be paid by 3S Network to Global Hotline. As of September 30, 2005, Global Hotline did not achieve the required target of lines to be sold under the first contract, and paid approximately $ 1,425,000 in penalties December 2005. Concurrently, Global Hotline's agent 3S Networks did not achieve their required sales quota, and accordingly Global Hotline recorded approximately $1,699,000 in penalties in accounts receivable from 3S Networks as of September 30, 2005. Global Hotline recovered approximately $834,000 of the 3S penalty and expects to recover the remaining accounts receivable in the first quarter of 2006.

         The 3S Network contract can be cancelled under certain conditions and Global Hotline can extend the contract. In addition to the 3S Network contract, Global Hotline entered into a contract with Cubic Co Ltd on April 15, 2005 to outsource call center operations for the first contract.

         The second contract covers the period March 16, 2005 through March 31, 2006 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. If the targets are achieved, Global Hotline expects to be paid 2,925,000,000 Yen or approximately $25,400,000, under this contract. If the targets are not achieved on a quarterly basis, then Global Hotline will be required to refund a portion of the revenue to the customer. Global Hotline operates two call center operations and utilizes seven agents to support the second contract.

         The contracts may be cancelled if Global Hotline commits a material breach as defined in the contracts. Absent a material breach by Global Hotline, the contracts may be extended.

         On December 13, 2005, Global Hotline entered into an amendment to the Special Business Outsourcing Contract, dated as of September 6, 2004, between Global Hotline and the significant telecommunications company for the second contract.

         The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates and (ii) the targets of subscriber lines from quarterly targets to one target at the end of the contract. As a result of this amendment, Global Hotline recognized $2,980,000 of deferred revenue in the fourth quarter of 2005. As of December 31, 2005, Global Hotline did not achieve the required target of lines to be sold under the second contract and accrued $1,087,000 in penalties in December 2005.

         On December 22, 2005, IA Partners Co Ltd ("IA Partners"), a wholly owned subsidiary of Global Hotline entered into an agreement (the "Partner Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners will sell various internet and broadband products on behalf of Internet Service Partners, with sales commissions payable from 30-120 days. The Partner Contract expires on December 22, 2006, and is automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. The Partner Contract maybe cancelled under certain conditions.

         The company acquired its 100% ownership of Global Hotline from Mr. Hideki Anan (67%), Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan, who will remain as Chief Executive Officer of Global Hotline, is an experienced Japanese telecommunications executive. Mr. Isobe is affiliated with our majority shareholders. In addition, IAJ, a party related to Mr. Isobe and the majority shareholder of the company, has loaned the company 65,000,000 Yen and guaranteed the rent on the two Global Hotline offices. The loan is unsecured, accrues interest at 3.5% and is due in various installments thru December 31, 2005. On September 13, 2005, Global Hotline repaid the 65,000,000 Yen note payable.

         The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 15, 2006. The preliminary allocation is as follows:

Purchase price:

Stock ............................................................  $ 3,097,500

Net liabilities acquired (6/15/05)................................    2,335,399
                                                                    -----------

Identifiable intangible assets....................................  $ 5,432,899
                                                                    ===========

The pro-forma financial data for the acquisition for the year ended December 31, 2005 was as follows:

                                                              Pre-Acquisition
                                          As Reported,         Operations of         Pro Forma,
                                              Year             Global Hotline          Year
                                              Ended              January 1-            Ended
                                        December 31, 2005      June 15, 2005      December 31, 2005
                                        -----------------     ---------------     -----------------
Revenues ..........................       $ 45,079,418          $ 5,109,288         $ 50,188,706

Loss before extraordinary items ...         (2,071,350)          (2,794,522)          (4,865,872)

Net loss ..........................         (2,071,350)          (2,794,522)          (4,865,872)

Loss per common share .............       $      (0.02)                   -         $      (0.05)

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
                                              ---------

         Identifiable intangible assets ..... $ 660,494
                                              =========

         The company contributed the assets of QuikCAT and a loan to Innovative Computing Group, Inc. ("Innovative Computing"), parent company of QuikCAT, of $101,629 to IA Global Acquisition Co. on June 30, 2004 in exchange for a 90.5% equity interest in IA Global Acquisition Co. The founding shareholder, the wife of the Chief Executive Officer of our 47.54% owned affiliate, QuikCAT Australia Pty Ltd. ("QuikCAT Australia"), acquired 9.5% of IA Global Acquisition Co. for $500 on June 30, 2004. The company increased their ownership percentage to 95% on October 8, 2004 and 100% on June 27, 2005.

         The company previously sold their Internet accelerator business outside North America to QuikCAT Australia for notes totaling $150,000 that were due from December 2004 thru June 2005. The company has received all payments under the notes.

         On May 28, 2005, the company entered into an Option Exercise, Transition and Consolidation Agreement ("Option Agreement") with QuikCAT Australia, NanoCAT Technologies Pte Ltd ("NanoCAT") and Rose-Marie Pontre. Under the Option Agreement, QuikCAT Australia exercised its option to acquire our North America Internet accelerator business for $200,000, with an unsecured note that is due in installments from June 2005 to September 2005. On September 5, 2005, the company amended the Option Agreement by extending the due date of the final payment of $145,000 to on or before September 23, 2005 and agreeing to provide services as defined in the Option Agreement thru September 30, 2005. On September 20, 2005, the company entered into an Amendment 2 to the Option Agreement, which modified the payment schedule to $30,000 on or before September 23, 2005 and the final payment of $115,000 on or before October 10, 2005. On September 30, 2005, the company entered into an Amendment to the Internet Accelerator Assignment Agreement ("Amendment") with QuikCAT Australia and IA Global Acquisition Co. In this Amendment, the parties agreed to modify the rights of QuikCAT Australia to enforce its intellectual property rights in the INET property in the field of use. The company has received all payments under the notes.

         The company announced the sale of their wholly owned subsidiary, IA Global Acquisition Co and its remaining holdings related to QuikCAT to Ominira Networks LLC, a Delaware limited liability corporation ("Ominira") that is affiliated with Innovative Computing, the founder of QuikCAT. The closing occurred on July 15, 2005, with an effective date of July 1, 2005.

         As part of this transaction, the company sold the subsidiary, which owned the remaining rights and assets of QuikCAT which were acquired out of bankruptcy. In addition, The company assigned its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products and Ominira assumed certain liabilities of IA Global Acquisition Co. The total purchase price was $620,000, which was paid with a note secured by the assets sold and was due in installments from September 2005 to June 2006. The company assumed certain rights and obligations under the previously announced divestitures of our Internet accelerator business to our joint venture partner QuikCAT Australia and its affiliate NanoCAT. On November 4, 2005, December 5, 2005 and January 6, 2006, the company entered into amendments to the Senior Secured Promissory Note which modified the payment schedule to installments from January 2006 to June 2006. On February 1, 2006, the company declared all principal, interest and other amounts due immediately. On March 15, 2006, the board of directors approved a $300,000 impairment of the Promissory Note as of December 31, 2005. The company considers this impairment appropriate based on the lack of payments by Ominira to date.

         On March 27, 2006, the company entered into Amendment No. 4 to the Promissory Note. The Promissory Note is now due in installments from March 2006 to June 2007 and the company received as additional collateral twenty one shares of Innovative Computing Group, Inc. ("ICG"), a privately -owned company affiliated with Ominira. The ICG shares are to be released to ICG as Ominira makes the required payments under the amended Promissory Note and are valued at $30,000 per share for such purpose.

DIVESTITURE OF FAN CLUB ENTERTAINMENT CO LTD

         The company announced the sale of Fan Club as of May 12, 2005 to TK Partners, Inc. ("TK Partners"), formerly Cyber Holdings Co Ltd. As part of this transaction, the company sold the 67% owned business for approximately $755,000 plus 350,000 shares of the company's common stock valued at $.16 per share. The total cash purchase price was paid with $185,000 at signing and a note that is due in monthly installments of approximately $65,000 from June 2005 thru January 2006. The note was unsecured and the company has received all payments under the note. The company decided to divest the Fan Club business because it was no longer core to its operations and the closing of new license sales were more difficult than the company expected. The company recorded a gain on sale of $99,349 during the year ended December 31, 2005.

SUMMARY OF DISCONTINUED OPERATIONS

         The following table sets forth for the discontinued operations for the company:

                                                                      Year Ended December 31,
                                                          -----------------------------------------------
                                                              2005              2004              2003
                                                          -----------       -----------       -----------
Revenues ...........................................      $   227,076       $ 3,677,001       $ 1,144,654
Cost of sales ......................................          432,702         3,217,700         1,128,075
                                                          -----------       -----------       -----------
Gross profit .......................................         (205,626)          459,301            16,579
Operating and other non-operating expenses .........          333,135           951,144         1,493,909
Minority interest ..................................         (126,751)            8,757            21,790
                                                          -----------       -----------       -----------
Loss from discontinued operations ..................         (412,010)         (500,600)       (1,499,120)
(Loss) gain from disposal of discontinued operations         (139,064)                -           674,406
                                                          -----------       -----------       -----------
Total loss from discontinued operations ............      $  (551,074)      $  (500,600)      $  (824,714)
                                                          ===========       ===========       ===========

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $5,459,425 and $5,850,153 as of December 31, 2005 and December 31, 2004, respectively. The company had the following customers with sales in excess of 10%, these are their respective percentage of consolidated revenue for the respective year end:

                                 December 31,      December 31,
                                     2005              2004
                                 ------------      ------------
         Customer A                  32.4%            46.8%
         Customer B                  33.7%              _

         Customer A is a Rex Tokyo customer. Customer B is a Global Hotline customer. There were no other customers in excess of 10% in the respective periods. Customer A accounted for 50% and 42% of total accounts receivable as of December 31, 2005 and 2004, respectively. Customer B did not account for any accounts receivable as of December 31, 2005 and 2004.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  INVENTORIES

         Inventories were $664,746 and $164,046 as of December 31, 2005 and December 31, 2004, respectively. Inventory primarily consisted of raw materials for Rex Tokyo. There is no provision for impaired inventory as of December 31, 2005 and 2004.

NOTE 6.  PREPAID EXPENSES

         Prepaid expenses were $434,020 and $673,791 as of December 31, 2005 and December 31, 2004, respectively. Such costs as of December 31, 2005 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid expenses incurred by Global Hotline. Such costs as of December 31, 2004 consisted of prepaid insurance and other costs incurred by the company, production cost advances incurred by Rex Tokyo and prepaid Fan Club expenses related to future revenue.

NOTE 7.  NOTES RECEIVABLE

         Notes receivable were $4,129,408 and $150,000 as of December 31, 2005 and December 31, 2004, respectively. Such assets as of December 31, 2005 included notes receivable from (i) TK Partners, formerly Cyber Holdings Co Ltd, from the divestiture of Fan Club, (iii) GMB International, Inc., a party affiliated with our majority shareholder, (iv) an officer and employees of Global Hotline. Such assets as of December 31, 2004 included notes receivable of QuikCAT Australia from the divestiture of our interest in this entity.

         On September 30, 2005, Global Hotline entered into a Senior Secured Promissory Note of 300,000,000 Yen or approximately $2,698,000 with GMB International, Inc. ("GMB"), a party affiliated with our majority shareholder.

         The loan includes a repayment of 150,000,000 Yen or approximately $1,349,000 on October 7, 2005 and the remaining 150,000,000 Yen plus interest at 3.5% on October 30, 2005. The loan also provides for an earlier payment on certain events of default. On October 7, 2005, 150,000,000 Yen was repaid. On November 4, 2005, Global Hotline entered into an Amendment to the Senior Secured Promissory Note which modified the payment schedule. The remaining 150,000,000 Yen and interest was due to be paid on November 15, 2005. On December 11, 2005, Global Hotline entered into an Amendment 2 to the Senior Secured Promissory Note which modified the payment schedule. The remaining 40,000,000 Yen and interest was due to be paid on December 31, 2005.

         In December, 2005, Global Hotline loaned 360,000,000 Yen to GMB. This increased the total amounts due from GMB to 400,000,000 Yen or approximately $3,394,000 at current exchange rates. GMB repaid 200,000,000 Yen on January 13, 2006 and the balance scheduled for payment by January 31, 2006, but was not repaid by that date. The advance was unsecured.

         On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 11, 2006, the parties entered into Amendment 3 to the Senior Secured Promissory Note. This Amendment provides for the payment of the balance of the loan, equal to 120,000,000 Yen or approximately $1,017,000 at current exchange rates, plus interest, on April 30, 2006.

NOTE 8.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $717,853 and $260,584 as of December 31, 2005 and 2004, respectively. Accumulated depreciation was $633,211 and $273,245 as of December 31, 2005 and 2004, respectively. Total depreciation expense was $395,583, $143,969 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Property and equipment are comprised of the following:

                                                             December 31,
                                     Estimated       --------------------------
                                    Useful Lives         2005           2004
                                  ---------------    -----------    -----------
Equipment and vehicles .......    24 - 96 months     $ 1,046,042    $   432,457
Leasehold Improvements .......    27 - 120 months        305,022        101,372
                                                     -----------    -----------
                                                       1,351,064        533,829
Less: accumulated depreciation
 and amortization ............                          (633,211)      (273,245)
                                                     -----------    -----------
                                                     $   717,853    $   260,584
                                                     ===========    ===========

NOTE 9.  INTANGIBLE ASSETS

         Intangible assets as of December 31, 2005 and December 31, 2004, respectively, consisted of the following:

                                  December 31,   December 31,
                                      2005           2004       Estimated Life
                                  -----------    -----------    --------------
Customer contracts ...........    $ 5,432,899    $         -        3 years
Less: accumulated amortization       (983,341)             -
                                  -----------    -----------
    Intangible Assets, net ...    $ 4,449,558    $         -
                                  ===========    ===========

         Total amortization expense was $983,341, $0 and $0 for the years ended December 31, 2005, 2004, and 2003, respectively.

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach, as performed by an independent appraisal expert, based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with significant telecommunications companies.

         Future amortization of intangibles is expected to be as follows:

         Year ended December 31,
                  2006                     $ 1,810,966
                  2007                       1,810,966
                  2008                         827,626
                                           -----------
                                           $ 4,449,558
                                           ===========

NOTE 10. OTHER ASSETS

         Other assets were $2,391,285 and $200,641 as of December 31, 2005 and 2004, respectively. Such assets as of December 31, 2005 included loans receivable from Timothy World related and bonds related to Global Hotline's leased offices. Other assets as of December 31, 2004 included security deposits and loans receivable held by Rex Tokyo.

         On August 16, 2005, Rex Tokyo entered into a Sale of Shares Agreement with Inter Asset Japan Co Ltd ("IAJ"), a party affiliated with our majority shareholder. Under the agreement, Rex Tokyo sold its 60% interest in Timothy World to IAJ in exchange for 6,000,000 Yen or approximately $55,000 in cash at closing. In addition, an inter-company loan owed by Timothy World to Rex Tokyo, in the amount of 97,867,000 Yen or approximately $866,000 will be paid in installments starting September 2005 and ending December 2007. To date, the payments have not been made and the asset was sold to Rex Tokyo when, on April 7, 2006, the company announced that it has sold its 60.5% interest in Rex Tokyo Co Ltd back to Rex Tokyo. The closing occurred on April 4, 2006. The company has no obligation to Rex Tokyo relating to the default by IAJ and Timothy World and has not provided for a reserve on this loan as of December 31, 2005.

NOTE 11. ACCRUED LIABILITIES

         Accrued liabilities were $3,187,565 and $506,699 as of December 31, 2005 and December 31, 2004, respectively. Such liabilities as of December 31, 2005 included (i) accrued audit fees and employee expenses of Rex Tokyo, and
(ii) accrued agent commissions and salary of Global Hotline and (iii) accrued penalties of approximately $ 1,086,000 related to GHI. Such liabilities as of December 31, 2004 included accrued legal expenses of the company and accrued audit fees and employee expenses of Rex Tokyo.

NOTE 12. LONG TERM DEBT

         Long term debt includes debt from related and unrelated parties as of December 31, 2005 and 2004, was as follows:

         On January 18, 2005, Rex Tokyo entering into a 100,000,000 Yen loan or approximately $978,761 with Mizuho Bank Co Ltd ("Mizuho"), an unrelated Japanese bank. The was used to expand the Rex Tokyo business.

         The loan requires thirteen quarterly payments of 7,692,000 Yen or approximately $75,286 plus interest starting March 31, 2005, with a final payment of 7,696,000 Yen or approximately $75,325 plus interest due on March 31, 2008. The loan accrues interest at 3.2% and is guaranteed by the CEO of Rex Tokyo. There are no covenants or security requirements related to the loan. As of December 31, 2005 a total of 76,924,000 Yen, or approximately $661,294 was outstanding under this loan.

         On March 25, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $940,000 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan was used to fund Rex Tokyo's growth.

         The loan requires thirty five monthly payments of 2,800,000 Yen or approximately $26,000 plus interest starting April 25, 2005, with a final payment of 2,000,000 Yen, or approximately $19,000 plus interest, due on March 25, 2008. The loan accrues interest at 2.9% and is guaranteed by the CEO of Rex Tokyo. There are no covenants or security requirements related to the loan. As of December 31, 2005 a total of 74,800,000 Yen, or approximately $643,034 was outstanding under this loan.

         On June 17, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $917,900 working capital loan from Chiba Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         The loan requires thirty four monthly payments of 2,900,000 Yen or approximately $26,619 plus interest starting July 25, 2005, with a final payment of 1,400,000 Yen or approximately $12,851 plus interest, due on May 25, 2008. The loan accrues interest at 2.3% and is guaranteed by the Chief Executive Officer of Rex Tokyo. There are no covenants or security requirements related to the loan. As of December 31, 2005 a total of 82,600,000 Yen, or approximately $710,088 was outstanding under this loan.

         On August 31, 2005, Rex Tokyo received a 100,000,000 Yen or approximately $899,000 working capital loan from Mizuho, an unrelated Japanese bank. The loan will be used to fund Rex Tokyo's growth.

         The loan requires thirty four monthly payments of 2,750,000 Yen or approximately $25,000 plus interest starting August 31, 2005, with a final payment of 3,750,000 Yen or approximately $34,000 plus interest due on August 31, 2008. The loan accrues interest at 1.6% and is guaranteed by the CEO of Rex Tokyo Co Ltd. There are no covenants or security requirements related to the loan. As of December 31, 2005 a total of 91,750,000 Yen, or approximately $788,748 was outstanding under this loan.

         On October 31, 2005, Collaboration, a subsidiary of Rex Tokyo, received a 50,000,000 Yen or approximately $432,000 working capital loan from Gunma Bank Ltd, an unrelated Japanese bank. The loan will be used to fund Collaboration's growth.

         The loan requires thirty five monthly payments of 1,400,000 Yen or approximately $12,000 plus interest starting November 30, 2005, with a final payment of 1,000,000 Yen or approximately $9,000 plus interest due on October 31, 2008. The loan accrues interest at 2.2% and is guaranteed by the CEO of Rex Tokyo Co Ltd. and Rex Tokyo. There are no covenants or security requirements related to the loan. As of December 31, 2005 a total of 47,200,000 Yen, or approximately $405,765 was outstanding under this loan.

         On December 27, 2005, Rex Tokyo received a 200,000,000 Yen, or approximately $1,697,000 at current exchange rates, working capital loan from Mizuho Bank Co. Ltd.

         The loan requires bi-annual payments of 20,000,000 Yen, or approximately $170,000 at current exchange rates, plus interest paid starting June 26, 2006 with a final payment due December 31, 2010. The loan accrues interest at TIBOR plus .2% and is guaranteed by the CEO of Rex Tokyo Co Ltd. There are no covenants or security requirements related to the loan. As of December 31, 2005 a total of 200,000,000 Yen, or approximately $1,697,000 was outstanding under this loan.

         On December 30, 2005, Rex Tokyo received a 200,000,000 Yen, or approximately $1,697,000 at current exchange rates, working capital loan from UFJ Bank Co. Ltd. The proceeds will be used to retire existing loans.

         The loan requires bi-annual payments of 20,000,000 Yen, or approximately $170,000 at current exchange rates, plus interest paid starting June 30, 2006 with a final payment due December 31, 2010. The loan accrues interest at TIBOR plus .1% and is guaranteed by the CEO of Rex Tokyo Co Ltd. There are no covenants or security requirements related to the loan. As of December 31, 2005 a total of 200,000,000 Yen, or approximately $1,697,000 was outstanding under this loan.

         Future principal repayments on long term debt as of December 31, 2005 is as follows:

         Year ended December 31,
                  2006                     $ 2,055,372
                  2007                       2,055,372
                  2008                       1,238,459
                  2009                         678,800
                  2010                         574,926
                                           -----------
                                           $ 6,602,929
                                           ===========

NOTE 13. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company will use the proceeds from this financing to continue their merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the year ended December 31, 2005, the company expensed $208,000 of this beneficial conversion recorded as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         Convertible debentures .......................    $ 3,750,000
         Beneficial conversion ........................     (1,250,000)
                                                           -----------
                                                             2,500,000
         Amortization of beneficial conversion ........        208,333
                                                           -----------
                                                           $ 2,708,333
                                                           ===========

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

NOTE 14. RETIREMENT BENEFITS

         Retirement benefits were $36,767 and $39,932 as of December 31, 2005 and 2004, respectively. This liability relates to a Rex Tokyo defined contribution retirement plan for its full time employees. Benefits accrue after three years of service and are based on the annual salary times a table rate. Payments begin at retirement except for resignations, where the net vested amount is paid within thirty days. Rex Tokyo expensed $6,645 and $16,622 during the years ended December 31, 2005 and 2004, respectively.

NOTE 15. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND CERTAIN RELATIONSHIPS

         As of December 31, 2005, IAJ LBO Fund, PBAA, Terra Firma, IAJ, and Hiroki Isobe collectively hold approximately 75.0% of the company's common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Mr. Hiroki Isobe controls each of our Controlling Stockholders.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of December 31, 2005, that are relevant for purposes of understanding the related party transactions that have taken place:

Inter Asset Japan LBO No. 1 Fund owns:

                                  IA Global, Inc.......................29.0%

PBAA Fund Ltd. owns:

                                  IA Global, Inc.......................26.2%

Terra Firma Fund Ltd. owns:

                                  IA Global, Inc.......................12.0%

Inter Asset Japan Co., Ltd. owns:

                                  IA Global, Inc........................3.7%

IA Global, Inc. owns:

                                  Rex Tokyo Co. Ltd....................60.5%

                                  Global Hotline, Inc.................100.0% (2)

                                  IA Global Acquisition Co..............0.0% (1)

Mr. Hiroki Isobe owns:

                                  IA Global, Inc........................4.1%

Rex Tokyo Co Ltd.                 Colloboration Co Ltd................100.0% (3)

                                  Double R, Inc. .....................100.0% (4)

Global Hotline, Inc.              Inforidge Co Ltd....................100.0%

                                  IA Partners Co Ltd..................100.0%

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

KYO NAGAE RELATIONSHIP WITH IAJ

         In January, 2006 Mr. Kyo Nagae, Chief Financial Officer of Global Hotline, became President of IAJ and IAJ LBO Fund.

REX TOKYO DISTRIBUTION AGREEMENT WITH HIROYUKI EJIMA

         During approximately 1998, Rex Tokyo agreed to pay monthly 5,000,000 Yen or Approximately $45,450 at current exchange rates to a majority- owned company of the CEO of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2005 sales of approximately $2,950,000 at current exchange rates.

NOTE 16. EQUITY TRANSACTIONS

         During the year ended December 31, 2005, the following stockholder equity events occurred:

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

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the year ended December 31, 2005, the company expensed $208,000 of this beneficial conversion recorded as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

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

         During the year ended December 31, 2003, the following stockholder equity events occurred:

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

         On June 30, 2003, Inter Asset Japan LBO Fund, an affiliate of our major shareholder, converted the principal amount of a convertible promissory note, as well as approximately $95,000 of accrued interest thereon, into 1,158 shares of our Series B convertible preferred stock. The 1,158 shares of Series B Convertible Preferred Stock is convertible into 11,580,000 shares of common stock.

         In August 2003, the company issued 350,000 shares of our common stock at $.472 per share in conjunction with the acquisition of Fan Club Entertainment Co. Ltd. which is the average closing price for the five days prior to closing of the acquisition of Fan Club. In the year ended December 31, 2005, the company sold their operations in Fan Club.

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

         Under the conversion terms, we issued 3,163,436 shares of common stock to PBAA at a conversion rate of $0.30, representing an approximate 15% discount to the trailing twenty day average closing price of the our common stock ending November 21, 2003, the date PBAA made its investment commitment. The company recorded a deemed dividend of $177,152 in connection with this transaction and a foreign exchange adjustment of approximately $85,000.

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

NOTE 17. STOCK OPTION PLANS

         The company has two incentive stock option plans, the 1999 and 2000 Stock Plans, which are authorized to issue up to 12,000,000 shares of common stock under both plans.

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

         During the year ended December 31, 2004, the company granted options for the purchase of 4,600,000 shares of common stock at an average exercise price of $.29 per share. These options were granted to employees and officers of the company. These options vest over three years, with options vesting quarterly and annually.

         During the year ended December 31, 2003, the company granted options for the purchase of 6,475,000 shares of common stock at an average exercise price of $.17 per share. These options were granted to employees and officers of the company. Of these options, 4,975,000 vest annually over three years, and 1,500,000 vested immediately upon issuance.

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

         Stock option activity for the year ended December 31, 2005, 2004 and 2003 is summarized as follows:

Employee Stock Option Plan:
                                                         Weighted Average
                                              Shares      Exercise Price
                                            ----------   ----------------
         Outstanding at December 31, 2002            -        $    -
            Granted .....................    6,475,000           .17
            Exercised ...................            -             -
            Expired or cancelled ........            -             -
                                            ----------        ------
         Outstanding at December 31, 2003    6,475,000           .17
            Granted .....................    4,600,000           .29
            Exercised ...................     (500,000)         (.08)
            Expired or cancelled ........   (2,875,000)          .21
                                            ----------        ------
         Outstanding at December 31, 2004    7,700,000           .23
            Granted .....................    1,930,000           .21
            Exercised ...................            -             -
            Expired or cancelled ........   (2,030,000)         (.26)
                                            ----------        ------
         Outstanding at December 31, 2005    7,600,000        $  .22
                                            ==========        ======

Non - Employee Stock Option Plan:
                                                         Weighted Average
                                              Shares      Exercise Price
                                            ----------   ----------------
         Outstanding at December 31, 2002    2,550,000        $ 5.70
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........            -             -
                                            ----------        ------
         Outstanding at December 31, 2003    2,550,000          5.70
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........     (728,500)        (6.63)
                                            ----------        ------
         Outstanding at December 31, 2004    1,821,500          5.33
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........   (1,821,500)        (5.33)
                                            ----------        ------
         Outstanding at December 31, 2005            -        $    -
                                            ==========        ======

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

                                   Weighted-
                                    Average    Weighted                 Weighted
                                   Remaining    Average                  Average
                        Number       Life in   Exercise     Number      Exercise
                     Outstanding     Years       Price    Exercisable     Price
                     -----------   ---------   --------   -----------   --------
Range of
exercise prices:
$0.08 to $0.34 ...    7,600,000       8.32       $.22      3,439,159      $.19

         As discussed in Note 2, for disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions outlined in Note 2. Weighted average fair value of options granted during the years ended December 31, 2005, 2004 and 2003 were $0.21, $0.29 and $0.17, respectively.

         If the company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the company's pro-forma net loss and loss per share for the years ended December 31, 2005, 2004 and 2003, would have been approximately, ($2,424,390) and ($.03), ($1,664,975) and ($.02), and ($3,351,971) and $(.06), respectively.

         The non-employee stock options outstanding were fully vested as of December 31, 2002. The compensation expense attributed to these issuances of these stock options had been amortized over twenty four months, the term of service arrangement. These stock options are exercisable for five years from the grant date. All non-employee stock options issued expired and were cancelled as of December 31, 2005.

NOTE 18. THIRD PARTY LICENSES AND AGREEMENTS

         Global Hotline had two contracts with a significant Japanese telecommunications company. The first contract covered the period October 1, 2004 thru September 30, 2005 and required Global Hotline to sell subscriber lines based on agreed monthly targets. If the targets are achieved, Global Hotline expects to be paid 841,000,000 Yen or approximately $7,300,000 under this contract.

         Under the first contract, Global Hotline was liable to the significant Japanese telecommunications company for shortfalls to sell the contracted amounts of subscriber lines. In order to protect against these penalties, Global entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation. The agreement with 3S Networks had a one year term and defines a contracted amount of lines that must be sold by 3S Networks. In the event that 3S Networks did not achieve contracted target sales quotas, the contract provides for penalties to be paid by 3S Network to Global Hotline. As of September 30, 2005, Global Hotline did not achieve the required target of lines to be sold under the first contract, and paid approximately $ 1,425,000 in penalties December 2005. Concurrently, Global Hotline's agent 3S Networks did not achieve their required sales quota, and accordingly Global Hotline recorded approximately $1,699,000 in penalties in accounts receivable from 3S Networks as of September 30, 2005. Global Hotline recovered approximately $834,000 of the 3S penalty and expects to recover the remaining accounts receivable in the first quarter of 2006.

         The 3S Network contract can be cancelled under certain conditions and Global Hotline can extend the contract. In addition to the 3S Network contract, Global Hotline entered into a contract with Cubic Co Ltd on April 15, 2005 to outsource call center operations for the first contract.

         The second contract covers the period March 16, 2005 through March 31, 2006 and requires Global Hotline to sell subscriber lines based on agreed monthly targets. If the targets are achieved, Global Hotline expects to be paid 2,925,000,000 Yen or approximately $25,400,000, under this contract. If the targets are not achieved on a quarterly basis, then Global Hotline will be required to refund a portion of the revenue to the customer. Global Hotline operates two call center operations and utilizes seven agents to support the second contract.

         The contracts may be cancelled if Global Hotline commits a material breach as defined in the contracts. Absent a material breach by Global Hotline, the contracts may be extended.

         On December 13, 2005, Global Hotline entered into an amendment to the Special Business Outsourcing Contract, dated as of September 6, 2004, between Global Hotline and the significant telecommunications company for the second contract.

         The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates and (ii) the targets of subscriber lines from quarterly targets to one target at the end of the contract. As a result of this amendment, Global Hotline recognized $2,980,000 of deferred revenue in the fourth quarter of 2005. As of December 31, 2005, Global Hotline did not achieve the required target of lines to be sold under the second contract and accrued $1,087,000 in penalties in December 2005.

         On December 22, 2005, IA Partners Co Ltd ("IA Partners"), a wholly owned subsidiary of Global Hotline entered into an agreement (the "Partner Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners will sell various internet and broadband products on behalf of Internet Service Partners, with sales commissions payable from 30-120 days. The Partner Contract expires on December 22, 2006, and is automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. The Partner Contract maybe cancelled under certain conditions.

NOTE 19. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

         On November 5, 2004, the company received notice from the American Arbitration Association in New York City that Mr. Badner, a former majority shareholder, commenced an arbitration proceeding against the company, IAJ, and certain officers of the company and IAJ relating to the September 25, 2002 Agreement and Assignment between the company, Mr. Badner and IAJ. Mr. Badner alleges (i) unrestricted shares of the company's stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. On January 7, 2005, we received notice that Mr. Badner had amended his arbitration claim. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, the company filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration was held in December 2005 and January 2006. The company does not expect a decision until the second quarter of 2006. Mr. Badner has also filed a lawsuit in the Supreme Court of the State of New York, New York County against one of the company's officers alleging defamation. The officer has filed a motion to dismiss the case for lack of proper service and personal jurisdiction and for failure to state a claim. Mr. Badner has cross moved for discovery and for leave to amend his complaint. A hearing was held in February 2006 on the motions and the case was dismissed April 10, 2006 for lack of proper service and a dismissal of the cross motion for lack of verification and the dismissal denies further discovery.

         In November, 2005, the company was sued in the Ninth Judicial District Court of Nevada, Douglas County, by Flashpoint Ventures, LLC ("Flashpoint")and, subsequently, by Activated Matrix Partners, LLC ("AMP") in a cross-complaint relating to the acquisition by AMP of Activated Content Corporation ("ACC") from IAJ, one of our stockholders. Flashpoint claims to have provided acquisition financing to AMP and AMP is alleged to have defaulted on its loan to Flashpoint. The Flashpoint suit claims fraud, unjust enrichment and breach of covenants related to the financing provided to AMP. The AMP cross-compliant claims intentional misrepresentation, breach of contract, and requests contractual indemnification. The Flashpoint claims in Nevada were voluntarily dismissed without prejudice in February 2006 and the company has been notified that the AMP cross complaint will be voluntarily dismissed without prejudice. The company believes the Flashpoint and AMP claims will be re-filed in Washington State Court. The company believes there is no basis for it having been sued by Flashpoint and AMP and the company will vigorously defend against these claims if they are re-filed.

         The company has not provided for a provision in these litigation matters. The company believes there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

         During 1998, prior to the acquisition of Rex Tokyo by the company, Rex Tokyo agreed to pay monthly 5,000,000 Yen or approximately $45,450 at current exchange rates to a majority- owned company of the CEO of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2005 sales of approximately $2,950,000 at current exchange rates. On April 4, 2006, we sold our 60.5% interest in Rex Tokyo back to Rex Tokyo.

         On January 12, 2004, the company entered into an employment agreement with Mark Scott to serve as Chief Financial Officer, initially for a term of two years at an annual salary of $150,000. Mr. Scott and the company have entered into amendments to this original employment agreement on November 19, 2004, May 16, 2005, August 3, 2005, October 12, 2005 and February 14, 2006. Under his employment agreement, as amended to date, Mr. Scott serves as President and Chief Financial Officer for a three year term commencing October 12, 2005. Mr. Scott receives an annual salary of $183,000, and is eligible to receive other compensation, including options, bonuses and benefits, at the discretion of the Company's compensation committee. Mr. Scott's 2006 bonus program provides for up to $50,000 in bonuses based on the achievement of certain specified targets. Mr. Scott's employment agreement requires him to provide nine months notice prior to terminating his employment and provides Mr. Scott with nine months severance in the event that Mr. Scott is terminated by the company without cause. Mr. Scott's employment agreement contains provisions for confidentiality for the term of the agreement and thereafter. Mr. Scott works full time for the Company.

         The company is obligated under various non-cancelable operating leases for Their various facilities and certain equipment. Certain facilities have cancellation options of 1-6 months notice.

         The aggregate future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

         Year ended December 31,
                  2006                     $   624,257
                  2007                          11,139
                  2008                          11,140
                  2009                          11,139
                  2010                          11,140
                  Thereafter                         0
                                           -----------
                                           $   668,815
                                           ===========

         Rent expense, for the years ended December 31, 2005, 2004 and 2003 was $838,405 $273,271 and $82,428, respectively.

NOTE 20. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, which operates as a holding company, (ii) Rex Tokyo, a supplier and installer of parts to the Pachinko and slot machine gaming industry, which on April 4, 2006, the company sold its interest to Rex Tokyo (iii) Global Hotline, a call center operator and reseller of telephone and broadband lines in Japan (iv) Fan Club, which on May 12, 2005, the company announced the sale to TK Partners, formerly Cyber Holdings Co Ltd and (v) IA Global Acquisition Co, which on July 15, 2005, with an effective date of July 1, 2005, the company announced the closing of the divestiture of its wholly owned subsidiary and its remaining holdings related to QuikCAT to Ominira, that is affiliated with Innovative Computing Group, Inc., the founder of QuikCAT. In accordance with SFAS 144, the company accounted for the losses of Fan Club and IA Global Acquisition Co for the year ended December 31, 2005 as discontinued operations in its consolidated statement of operations. In accordance with SFAS 144, the company did not account for the year ended December 31, 2005 loss for Timothy World loss as discontinued operations in its consolidated statement of operations. The company fully consolidated the results of operations of the majority owned IA Global Acquisition Co. in the Consolidated Statements of Operations for the period June 10, 2004 to December 31, 2004 because the subsidiary incurred losses for this period and the company does not expect to recover these losses from the minority owner. In accordance with SFAS 144, the company accounted for the 2004 loss of $500,600 from Fan Club and IA Global Acquisition Co as discontinued operations in its consolidated statement of operations.

         The following table presents revenues, operating income (loss) and total assets by company for the year ended December 31, 2005 and 2004:

(dollars in thousands)
                                                              Global
                              IA Global,      Rex Tokyo      Hotline                    Discontinued
Company                          Inc.          Co Ltd         Co Ltd         Total       Operations       Total
-------------------------     ----------      ---------      --------      --------     ------------    --------
Year Ended
  December 31, 2005
  Revenue ...............      $      -       $ 29,335       $ 15,744      $ 45,079       $      -      $ 45,079

  Operating income (loss)        (1,642)        (1,552)         2,122        (1,072)             -        (1,072)

  Total assets ..........         4,291         12,607         11,734        28,632              -        28,632

  December 31, 2004
  Revenue ...............      $      -       $ 27,987       $      -      $ 27,987       $      -      $ 27,987

  Operating income (loss)        (1,097)           413              -          (684)             -          (684)

  Total assets ..........           590         12,431              -        13,021          2,192        15,213

(dollars in thousands)
                                                                         Discontinued
Geographic Region                U.S.          Japan          Total       Operations       Total
-------------------------      --------       --------      --------      ----------     --------
Year Ended
  December 31, 2005
  Revenue ...............      $      -       $ 45,079      $ 45,079       $      -      $ 45,079

  Operating income (loss)        (1,642)           570        (1,072)             -        (1,072)

  Total assets ..........         4,291         24,341        28,632              -        28,632

  December 31, 2004
  Revenue ...............      $      -       $ 27,987      $ 27,987       $      -      $ 27,987

  Operating income (loss)        (1,097)           413          (684)             -          (684)

  Total assets ..........           590         12,431        13,021          2,192        15,213


         The following reconciles operating loss to net loss:

(dollars in thousands)
                                                               Year Ended
                                                              December 31,
                                                         ----------------------
                                                           2005           2004
                                                         ----------------------

Operating loss ...................................       $(1,072)       $  (684)

Other income (expense) ...........................           (84)           231
                                                         -------        -------

Loss from continuing operations
  before minority interests and income taxes .....        (1,156)          (453)

Minority interests ...............................          (667)            95
                                                         -------        -------

Loss from continuing operations
  before income taxes ............................          (489)          (548)

Income tax provision .............................         1,031            394
                                                         -------        -------

Net loss from continuing operations ..............        (1,520)          (942)

Loss from discontinued operations ................          (551)          (501)
                                                         -------        -------

Net loss .........................................       $(2,071)       $(1,443)
                                                         =======        =======

NOTE 21. SELECTED QUARTERELY FINANCIAL DATA (Unaudited)

         The following table sets forth certain unaudited quarterly financial information:

                                    Summarized Quarterly Financial Data (Unaudited)
                                                                     Quarter Ended, (in Thousands)
                                                  --------------------------------------------------------------------
                                                  March 31        June 30     September 30    December 31      Total
                                                  --------       --------     ------------    -----------     --------
Year ended December 31, 2005
----------------------------
Revenue ....................................      $  5,825       $  8,585       $ 16,815       $ 13,854       $ 45,079
Gross profit ...............................         1,302          1,005          6,896          5,355         14,558
Net (loss) profit from continuing operations          (298)          (824)           671         (1,069)        (1,520)
(Loss) profit  from discontinued operations           (246)           (67)            63           (301)          (551)
Net profit (loss) ..........................          (544)          (891)           734         (1,370)        (2,071)

Basic net (loss) profit per share from
 continuing operations .....................      $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $  (0.02)
Basic net (loss) profit per share from
 discontinued operations ...................             -              -              -              -              -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $  (0.02)
                                                  ========       ========       ========       ========       ========

Diluted net (loss) profit per share from
 continuing operations .....................      $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $  (0.02)
Diluted net (loss) profit per share from
 discontinued operations ...................             -              -              -              -              -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $  (0.02)
                                                  ========       ========       ========       ========       ========


Year ended December 31, 2004
----------------------------
Revenue ....................................      $  1,101       $  8,537       $  7,490       $ 10,859       $ 27,987
Gross profit ...............................           385          1,379          1,219          1,776          4,759
Net loss from continuing operations ........          (474)          (240)           (89)          (139)          (942)
Profit (loss) from discontinued operations .             5            (55)          (196)          (255)          (501)
Net loss ...................................          (469)          (295)          (285)          (394)        (1,443)

Basic net (loss) profit per share from
 continuing operations .....................      $  (0.01)      $      -       $      -       $      -       $  (0.01)
Basic net (loss) profit per share from
 discontinued operations ...................             -              -              -          (0.01)         (0.01)
                                                  --------       --------       --------       --------       --------
                                                  $  (0.01)      $      -       $      -       $  (0.01)      $  (0.02)
                                                  ========       ========       ========       ========       ========

Diluted net (loss) profit per share from
 continuing operations .....................      $  (0.01)      $      -       $      -       $      -       $  (0.01)
Diluted net (loss) profit per share from
 discontinued operations ...................             -              -              -          (0.01)         (0.01)
                                                  --------       --------       --------       --------       --------
                                                  $  (0.01)      $      -       $      -       $  (0.01)      $  (0.02)
                                                  ========       ========       ========       ========       ========

NOTE 22. SUBSEQUENT EVENTS

         On January 30, 2006, Inter Asset Japan LBO No 1 Fund ("IAJ LBO 1") provided a Notice of Conversion of Series B Convertible Stock. In this notice, IAJ LBO 1 requested the conversion of 1,158 shares of Series B Convertible Preferred Stock into 11,580,000 shares of our common stock.

         In February 16, 2006, Rex Tokyo was notified by a leasing company that a lease guaranteed by Rex Tokyo was in default for approximately $136,000, net of equipment recovery. This loss is expected to be recorded in the first quarter of 2006.

         On March 10, 2006, Mr. Anan, President and Chief Executive Officer of Global Hotline, agreed to repay a note receivable of 29,679,135 Yen or approximately $252,800, by transferring 839,332 shares of IA Global stock to the company. The stock was valued at $.30 per share, the closing price of the stock on March 9, 2006.

         On March 29, 2006, Rex Tokyo received a 300,000,000 Yen, or approximately $2,567,000 at current exchange rates, working capital loan from The Bank of Tokyo-Mitsubishi UFJ, Ltd.

         The loan requires monthly payments of 5,000,000 Yen, or approximately $43,000 at current exchange rates, plus interest paid starting April 30, 2006 with a final payment due March 29, 2011. The loan accrues interest at TIBOR plus ..75% for three months and is fixed at 2.3% thereafter and is guaranteed by the CEO of Rex Tokyo Co Ltd. There are no covenants or security requirements related to the loan.

         On April 7, 2006, the company announced that it has sold its 60.5% interest in Rex Tokyo Co back to Rex Tokyo. The closing occurred on April 4, 2006. The total purchase price was approximately $1,273,000 at current exchange rates. The company received approximately $193,000 on April 4, 2006, reducing its common ownership interest to 48.4% and will receive approximately $780,000 on April 30, 2006, for its remaining common ownership interest. Finally, the company will receive $300,000 on May 31, 2006 as repayment for its preferred shares and reimbursement of certain expenses incurred by the company on Rex Tokyo's behalf. The remaining payments are guaranteed by Hiroyuki Ejima, the CEO of Rex Tokyo.

         In December, 2005, Global Hotline loaned 360,000,000 Yen to GMB International, Inc. ("GMB"), a party affiliated with our majority shareholder. This increased the total amounts due from GMB to 400,000,000 Yen. GMB repaid 200,000,000 Yen on January 13, 2006 and the balance was scheduled for payment by January 31, 2006, but was not paid by that date. The advance was unsecured.

         On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 11, 2006, the parties entered into Amendment 3 to the Senior Secured Promissory Note. This Amendment provides for the payment of the balance of the loan, equal to 120,000,000 Yen or approximately $1,017,000 at current exchange rates, plus interest, on April 30, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        IA GLOBAL, INC.


Date: April 17, 2006                    By: /s/ Mark Scott
                                            -------------------
                                            Mark Scott
                                            President, Chief Financial Officer,
                                            Director and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                                TITLE                        DATE
----------                                -----                        ----


/s/ Mark Scott              President, Chief Financial Officer,   April 17, 2006
--------------              Director, Director and Secretary
Mark Scott                  (Principal Executive and Financial
                            and Accounting Officers)


/s/ Raymond Christinson                 Director                  April 17, 2006
-----------------------
Raymond Christinson


/s/ Jun Kumamoto                        Director                  April 17, 2006
----------------
Jun Kumamoto


/s/ Eric La Cara                        Director                  April 17, 2006
----------------
Eric La Cara


/s/ Alan Margerison                     Director                  April 17, 2006
-------------------
Alan Margerison