Form 10-Q
period 2006-03-31
IA GLOBAL INC
filed 2006-05-15
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

 [_] Large accelerated file   [_] Accelerated filer   [X] Non-accelerated filer

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

         As of May 10, 2006 there were issued and outstanding 108,165,157 shares of the Registrant's Common Stock.

________________________________________________________________________________

                                 IA GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements ...........................................3

               Consolidated Balance Sheet .....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 1A.  Risk Factors...................................................23

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................23

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....40

     Item 4.   Controls and Procedures .......................................40


PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................41

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....41

     Item 3.   Defaults Upon Senior Securities ...............................41

     Item 4.   Submission of Matters to a Vote of Security Holders ...........41

     Item 5.   Other Information .............................................42

     Item 6.   Exhibits ......................................................42

Signatures ...................................................................44

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                                            March 31,       December 31,
                                                                              2006              2005
                                                                          ------------      ------------
                                                                           (unaudited)        (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .........................................     $  8,554,249      $  8,378,700
  Accounts receivable, net of allowance for doubtful accounts of
    $106,403 and $110,610, respectively .............................        5,630,905         5,459,425
  Notes receivable-trade ............................................        1,234,378           613,726
  Inventories .......................................................          454,388           664,746
  Prepaid expenses ..................................................          460,063           434,020
  Consumption and deferred tax receivable ...........................          613,513           497,518
  Notes receivable ..................................................        2,251,121         4,129,408
  Other current assets ..............................................        1,314,022           742,584
                                                                          ------------      ------------
    Total current assets ............................................       20,512,639        20,920,127

EQUIPMENT, NET ......................................................          673,814           717,853

OTHER ASSETS
  Intangible assets, net ............................................        3,996,815         4,449,558
  Deferred tax asset ................................................          138,706           152,851
  Other assets ......................................................        3,643,334         2,391,285
                                                                          ------------      ------------

                                                                          $ 28,965,308      $ 28,631,674
                                                                          ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ..........................................     $  3,490,589      $  3,695,225
  Notes payable- trade ..............................................        1,059,632           934,298
  Accrued liabilities ...............................................        5,903,124         3,187,565
  Consumption taxes received ........................................          957,063           761,299
  Income taxes payable- foreign .....................................          469,275           825,445
  Current portion of long term debt .................................        3,137,803         2,621,305
  Deferred revenue ..................................................                -         3,589,532
                                                                          ------------      ------------
    Total current liabilities .......................................       15,017,486        15,614,669
                                                                          ------------      ------------

LONG TERM  LIABILITIES:
  Long term debt ....................................................        5,584,090         3,981,624
  Convertible debentures ............................................        2,812,500         2,708,333
  Long term deferred costs ..........................................          781,454                 -
  Retirement benefits ...............................................           38,519            36,767
                                                                          ------------      ------------
                                                                             9,216,563         6,726,724
                                                                          ------------      ------------

MINORITY INTERESTS ..................................................          323,801           274,146
                                                                          ------------      ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    0 and 1,158 issued and outstanding (liquidation value $1,158,000)                -                12
  Common stock, $.01 par value, 200,000,000 shares authorized,
    108,165,157 and 97,425,181 issued and outstanding, respectively .        1,081,651           974,251
  Additional paid in capital ........................................       32,669,964        32,992,589
  Accumulated deficit ...............................................      (29,049,619)      (27,662,170)
  Treasury stock ....................................................          (50,000)          (50,000)
  Accumulated other comprehensive loss ..............................         (244,538)         (238,547)
                                                                          ------------      ------------
    Total stockholder's equity ......................................        4,407,458         6,016,135
                                                                          ------------      ------------

                                                                          $ 28,965,308      $ 28,631,674
                                                                          ============      ============

                             See notes to consolidated financial statements.

                                                    3

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                           Three Months Ended March 31,
                                                                         -------------------------------
                                                                              2006              2005
                                                                         -------------     -------------
                                                                          (unaudited)       (unaudited)
REVENUE:
  Pachinko and slot machine gaming services .........................    $   7,651,125     $   5,824,574
  Call center services ..............................................        3,671,305                 -
                                                                         -------------     -------------
    Total revenue ...................................................       11,322,430         5,824,574
                                                                         -------------     -------------

COST OF SALES:
  Pachinko and slot machine gaming services .........................        6,083,120         4,522,719
  Call center services ..............................................        1,518,937                 -
                                                                         -------------     -------------
    Total cost of sales .............................................        7,602,057         4,522,719
                                                                         -------------     -------------

GROSS PROFIT ........................................................        3,720,373         1,301,855

Selling, general and administrative expenses ........................        5,047,919         1,926,735
                                                                         -------------     -------------

OPERATING LOSS ......................................................       (1,327,546)         (624,880)
                                                                         -------------     -------------

OTHER INCOME (EXPENSE):
  Interest income ...................................................           31,129             6,305
  Interest expense and amortization of beneficial conversion
    feature .........................................................         (221,476)          (22,899)
  Other income ......................................................         (161,163)           30,660
  Foreign currency transaction adjustment ...........................              132            17,413
                                                                         -------------     -------------
    Total other income (expense) ....................................         (351,378)           31,479
                                                                         -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY
  INTERESTS AND INCOME TAXES ........................................       (1,678,924)         (593,401)

MINORITY INTERESTS ..................................................           49,655          (103,064)
                                                                         -------------     -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .................       (1,728,579)         (490,337)
                                                                         -------------     -------------

INCOME TAXES:
  Current benefit ...................................................         (355,721)         (191,982)
  Deferred provision ................................................           14,591                 -
                                                                         -------------     -------------

NET LOSS FROM CONTINUING OPERATIONS .................................       (1,387,449)         (298,355)

DISCONTINUED OPERATIONS
  Loss from discontinued operations .................................                -          (246,038)
                                                                         -------------     -------------

NET LOSS ............................................................    $  (1,387,449)    $    (544,393)
                                                                         =============     =============

Per share of Common-
  Basic net loss per share from continuing operations ...............    $       (0.01)    $       (0.01)
  Basic net loss per share from discontinued operations .............            (0.00)            (0.00)
                                                                         -------------     -------------
  Total basic net loss per share ....................................    $       (0.01)    $       (0.01)
                                                                         =============     =============

  Diluted net loss per share from continuing operations .............    $       (0.01)    $       (0.01)
  Diluted net loss per share from discontinued operations ...........            (0.00)            (0.00)
                                                                         -------------     -------------
  Total diluted net loss per share ..................................    $       (0.01)    $       (0.01)
                                                                         =============     =============

  Weighted average shares of common stock outstanding - Basic .......      105,077,842        82,400,181
  Weighted average shares of common stock and common equivalent
    shares outstanding - diluted ....................................      105,077,842        82,400,181


                             See notes to consolidated financial statements.

                                                    4

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                            Three Months Ended March 31,
                                                                           -----------------------------
                                                                               2006              2005
                                                                           -----------       -----------
                                                                           (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................      $(1,387,449)      $  (544,393)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization ...................................          572,197            36,368
    Minority interests ..............................................           49,655          (103,114)
    Amortization of beneficial conversion feature ...................          104,167                 -
    Non-cash expense related to stock based compensation ............           26,257                 -
  Changes in operating assets and liabilities:
    Accounts receivable .............................................         (171,480)        2,515,969
    Notes receivable - trade ........................................         (620,652)          423,370
    Notes receivable ................................................        1,636,793                 -
    Inventories .....................................................          210,358          (486,340)
    Prepaid expenses ................................................          (26,043)          549,098
    Other current assets ............................................         (571,438)         (279,848)
    Deferred tax assets .............................................           14,145            16,140
    Other assets ....................................................       (1,252,049)         (790,410)
    Accounts payable ................................................         (204,636)       (3,394,313)
    Notes payable - trade ...........................................          125,334          (654,316)
    Accrued and other liabilities ...................................        2,715,559            38,959
    Net consumption tax payable .....................................           79,769           (33,526)
    Other liabilities- retirement benefits ..........................            1,752            (3,635)
    Income taxes payable - foreign ..................................         (356,170)         (196,388)
    Deferred revenue ................................................       (3,589,532)                -
    Long term deferred costs ........................................          781,454                 -
                                                                           -----------       -----------
Net cash used in continuing operations ..............................       (1,862,009)       (2,906,379)
    Loss from discontinued operations ...............................                -           246,034
    Net cash used in discontinued operations ........................                -          (376,716)
    Net decrease in assets of discontinued operations ...............                -           730,843
    Net decrease in liabilities of discontinued operations ..........                -          (431,594)
                                                                           -----------       -----------
NET CASH USED IN OPERATIONS .........................................       (1,862,009)       (2,737,812)
                                                                           -----------       -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Purchases of capital expenditures ...............................          (75,415)          (17,540)
    Proceeds from sale of QuikCAT Australia Pty Ltd. ................                -           100,000
                                                                           -----------       -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .................          (75,415)           82,460
                                                                           -----------       -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from long term debt ....................................        2,567,000         1,918,761
    Repayment of long term debt .....................................         (433,946)         (727,429)
                                                                           -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...........................        2,133,054         1,191,332
                                                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................          195,630        (1,464,020)

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................          (20,081)         (179,960)

CASH AND CASH EQUIVALENTS, beginning of the year ....................        8,378,700         3,780,165
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS, end of the year ..........................      $ 8,554,249       $ 2,136,185
                                                                           ===========       ===========

Supplemental disclosures of cash flow information:
    Interest paid ...................................................      $    33,846       $    22,899
    Taxes paid ......................................................      $         -       $         -
    Non-cash investing and financing activities:
    Conversion of Series B Preferred stock to Common stock ..........      $         -       $         -
    Common stock surrendered to Company in payment of note receivable      $   241,494       $         -

                             See notes to consolidated financial statements.

                                                    5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION:

         IA Global, Inc. ("IA Global") is a public holding company focused on acquiring primarily Japanese companies that operate in the telecommunication and technology areas. IA Global also owns a 100% equity interest in Global Hotline, Inc. ("Global Hotline"), which operates call centers and is a reseller of telephone and broadband lines in Japan. As of March 31, 2006, the company owned a 60.5% equity interest in Rex Tokyo Co Ltd ("Rex Tokyo"), which is a supplier and installer of parts to the Pachinko and slot machine gaming industry in Japan. The company divested its interest in Rex Tokyo on April 4, 2006. Rex Tokyo supplied items such as automatic medal dispensing machines, automatic cigarette butt disposal systems, Pachinko balls and other Pachinko accessory products as well as numerous new Pachinko and slot machines.

         IA Global divested several unprofitable operations in 2005 and 2006, including Fan Club Entertainment Co Ltd ("Fan Club") on May 12, 2005, IA Global Acquisition Co on July 1, 2005, the QuikCAT.Com Inc. ("QuikCAT") North America Internet accelerator business on May 28, 2005, and Rex Tokyo's 60% interest in Timothy World on August 16, 2005. IA Global divested its interest in Rex Tokyo on April 4, 2006. IA Global, Rex Tokyo, Global Hotline, IA Global Acquisition Co, and Fan Club are referred to herein collectively as the "company", unless reference is made to the respective operations of an individual entity comprising part of the group.

         The accompanying unaudited consolidated financial statements of IA Global, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the period ended March 31, 2006 and 2005 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank.

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

NOTES RECEIVABLE - The company's Japanese subsidiaries, on occasion, accept notes receivable in payment of accounts receivable with certain customers. These notes are usually of a short term nature, approximately three to nine months in length. They do not bear interest and are paid by, and secured by, the customer's bank. Total notes receivable as of March 31, 2006 and December 31, 2005 were $1,234,378 and $613,726, respectively.

INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market. The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of March 31, 2006 and December 31, 2005.

EQUIPMENT - Equipment represents machinery, equipment and software, which are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the related assets, generally 2-10 years. Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally 2-5 years.

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

NOTES PAYABLE - The company's Japanese subsidiaries, on occasion, satisfy the payment of their accounts payable, through the issuance of notes payable with certain vendors. These notes are usually of a short term nature, approximately three to nine months in length. They do not bear interest and are paid by the company's bank to the vendors upon presentation to the company's bank on the date of maturity. In the event of insufficient funds to repay these notes, the company's bank can proceed with bankruptcy proceedings in Japan. Total notes payable as of March 31, 2006 and December 31, 2005 were $1,059,632 and $934,298, respectively.

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

GLOBAL HOTLINE REVENUE RECOGNITION - Global Hotline revenue was derived from operating call centers and the reselling of telephone and broadband lines in Japan. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the company defers all revenue recognition until such time as an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $0 of deferred revenue as of March 31, 2006.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended March 31, 2006 and 2005.

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

STOCK BASED COMPENSATION - Effective January 1, 2006, the company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of fiscal year 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) would include quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options were granted subsequent to January 1, 2006. In addition, the company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

         Prior to January 1, 2006, the company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the company's consolidated statements of operations when the exercise price of the company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of January 1, 2006, 4.2 million options with a weighted average exercise price of $.245 and a weighted average remaining life of 8.7 years, remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 2.5 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award.

         The company has stock options plans (the "Plans") that are described in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The company grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stock options are granted at the fair market value of the common stock. The Plans provide that the options shall have a life of up to ten years from the date of grant. The options granted under the Plans vest quarterly or annually over a period of three years. Certain options granted under the Plans vest over shorter periods. Under the Plans, the company may grant options for the purchase of up to 12 million shares. A total of 3.9 million shares of common stock are available for future grants under the Plans as of March 31, 2006. Options for the purchase of 7.6 million shares are outstanding as of March 31, 2006. A total of .5 million shares of common stock have been purchased, through the exercise of options issued under the Plans, since the Plans were implemented. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the Plans.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table.

                                           For the Three Months Ended
                                                    March 31,
                                              -------------------
                                              2006          2005
                                              ----          ----
         Risk free interest rate ..........     *           3.75%
         Expected life ....................     *          10 yrs
         Dividend rate ....................     *           0.00%
         Expected volatility ..............     *             65%
         _________

         * The company did not grant any option during the three months ended March 31, 2006.

         The company recorded $26,257 of compensation expense, net of related tax effects, relative to stock options for the quarter ended March 31, 2006 in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is approximately ($0.00) and ($0.00), respectively.

         No stock options were granted or exercised during the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, there is approximately $197,000 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 1.71 years.

         The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the three months ended March 31, 2005, if the company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

                                                                  For the Three
                                                                   Months Ended
                                                                  March 31, 2005
                                                                  --------------
Net loss available to common shareholders, as reported ...........  $(544,393)
Deduct: total stock-based employee compensation determined
    under fair value based method for all awards, net of
    related tax effects ..........................................    (80,342)
                                                                    ---------
Pro-forma net loss available to common shareholders ..............  $(624,735)
                                                                    =========

Earnings per share:
    Basic and diluted- as reported ...............................  $    (.01)
                                                                    =========
    Basic and diluted- pro-forma .................................  $    (.01)
                                                                    =========

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18. There are no non-employee stock options outstanding as of March 31, 2006.

MANAGEMENT SERVICES AGREEMENT - The company and Rex Tokyo implemented a Management Services Agreement in September 2004 that provided for automatic one year renewals starting on October 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Rex Tokyo was required to pay the company approximately $150,000 in April 2005 and October 2005. The October 2005 payment was waived by the company and, in connection with the divestiture of Rex Tokyo in April 2006, the agreement was terminated.

         The company and Global Hotline implemented a Management Services Agreement on June 1, 2005 that will be renewed for successive one year periods starting on June 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Global Hotline is required to pay the company approximately $75,000 on a quarterly basis. On April 1, 2006, the Management Services Agreement was amended to require quarterly payments of approximately .75% of sales, to the extent Global Hotline is profitable. The March 2006 payment of approximately $25,000 was waived.

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

NET LOSS PER SHARE - The company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2006, there were options outstanding for the purchase of 7,600,000 common shares and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share.

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

RECLASSIFICATIONS - For comparability, certain 2005 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, "an amendment of ARB No. 43, Chapter 4," "SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the company adopted this standard in the three months ending March 31, 2006. SFAS 151 did not have a significant impact on the companies consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company has implemented SFAS 123R in the first quarter of fiscal 2006. The company expects that SFAS 123R will have a significant impact on its consolidated financial statements.

         In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition form nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The company has implemented SAB 107 in the first quarter of fiscal 2006, in conjunction with SFAS 123R. The company expects that SAB 107 will have a significant impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and the company adopted this standard in the three months ending March 31, 2006. SFAS 153 did not have a significant impact on the companies consolidated financial statements.

         In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The company adopted SFAS 154 effective December 15, 2005. SFAS 154 did not have a significant impact on the companies consolidated financial statements.

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

NOTE 3.  ACQUISITIONS AND DIVESTITURES

GLOBAL HOTLINE, INC.

         The acquisition of Global Hotline, a privately held Japanese company, closed on June 15, 2005 and was a key component of the company's strategy to acquire companies based in Japan that operate in the telecommunications and technology areas. The transaction was structured as a share exchange in which the company issued 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The common stock of the company had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500.

         Global Hotline was established September 7, 2004 as a call center operator and reseller of telephone and broadband lines in Japan. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. The company operates two call centers with 207 seats and 445 employees and utilizes 4 agents with an additional approximate 165 seats to support the business.

         Global Hotline had a contract with a significant telecommunication company, KDDI Network and Solutions ("KDDI") that initially covered the period March 16, 2005 through March 31, 2006, and required Global Hotline to sell subscriber lines based on agreed monthly targets. If the original targets had been achieved, Global Hotline would have been paid 2,925,000,000 Yen or approximately $25,400,000, under this contract.

         On December 13, 2005, Global Hotline entered into an amendment to this contract. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates and (ii) the targets of subscriber lines from quarterly targets to one target at the end of the contract. As a result of this amendment, Global Hotline recognized $2,980,000 of deferred revenue in the fourth quarter of 2005. As of December 31, 2005, Global Hotline did not achieve the required target of lines to be sold under the second contract and accrued $1,087,000 in penalties in December 2005. As of March 31, 2006, Global Hotline did not achieve the required target of lines to be sold under the second contract, as modified, and accrued $3,889,000 in penalties in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31, 2006. The company expects to finalize negotiations on the final penalty by July 2006. There is no guarantee that the company will be successful in reducing this penalty.

         On April 25, 2006, Global Hotline entered into an additional Agreement with KDDI. Pursuant to this Agreement, which is governed by the Business Outsourcing Basic Agreement entered into in September 2004, Global Hotline has agreed to sell telephone products on behalf of KDDI, with sales commissions payable from 30-90 days. In addition, the Agreement includes a volume incentive and additional service commission if certain volume targets are achieved during the six month agreement. The Agreement expires on September 30, 2006.

         On December 22, 2005, IA Partners Co Ltd ("IA Partners"), a wholly owned subsidiary of Global Hotline, entered into an agreement (the "Partner Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of Internet Service Partners, with sales commissions payable from 30-120 days. The Partner Contract expires on December 22, 2006, and is automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date.

         On April 14, 2006, SG Telecom Inc. ("SG"), a 100% owned subsidiary of Global Hotline established on April 4, 2006, entered into an Agency Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commissions payable from 30-90 days. The Agency Contract expires on April 14, 2007, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date.

         On May 10, 2006, IA Partners entered into an Agency Agreement with AFLAC Co Ltd ("AFLAC"), a Japanese company. Pursuant to this Agency Agreement, IA Partners agreed to sell insurance products starting approximately June 1, 2006 on behalf of AFLAC, with sales commissions payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement expires on May 2, 2007, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement maybe cancelled under certain conditions.

         In connection with this Agency Agreement, Global Hotline has established a third call center with 230 seats to sell insurance products. The company expects to incur startup and training costs thru June 2006 until sales efforts are started and to incur losses thru September 30, 2006 on this and other new contracts.

         The company acquired its 100% ownership of Global Hotline from Mr. Hideki Anan (67%), Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan is the Chief Executive Officer of Global Hotline and is an experienced Japanese telecommunications executive. Mr. Isobe is affiliated with our majority shareholders.

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
                                                                    ===========

            The pro-forma financial data for the acquisition for the three months March 31, 2005, was as follows:

                                               Pre-Acquisition
                              As Reported,      Operations of       Pro Forma,
                                 Quarter       Global Hotline        Quarter
                                  Ended          January 1-           Ended
                             March 31, 2005    March 31, 2005     March 31, 2005
                             --------------    ---------------    --------------

Revenues ..................   $ 5,824,574       $  2,119,714       $  7,944,288

Loss before extraordinary
 items ....................      (544,393)        (1,320,065)        (1,864,458)

Net loss ..................      (544,393)        (1,320,065)        (1,864,458)

Loss per common share .....   $     (0.01)                         $      (0.02)


         There were no material, nonrecurring items included in the reported the pro-forma results.

REX TOKYO CO LTD

         On February 16, 2006, Rex Tokyo was notified by a leasing company that a lease guaranteed by Rex Tokyo was in default for approximately $136,000, net of equipment recovery. This loss was recorded in the first quarter of 2006.

         On April 7, 2006, the company announced that it has sold its 60.5% interest in Rex Tokyo Co back to Rex Tokyo. The closing occurred on April 4, 2006. The total purchase price was approximately $1,273,000 at current exchange rates. The company received approximately $193,000 on April 4, 2006 and $800,000 on April 28, 2006 for its common ownership interest. Finally, the company will receive $280,000 on May 31, 2006 as repayment for its preferred shares and reimbursement of certain expenses incurred by the company on Rex Tokyo's behalf. The remaining payments are guaranteed by Hiroyuki Ejima, the CEO of Rex Tokyo.

         On February 28, 2006, Rex Tokyo advanced 42,000,000 Yen or approximately $357,000 at current exchange rates to Ruck Tokyo for the acquisition of a Pachinko hall. This advance was unsecured and is expected to be repaid by July 2006.

         In March, 2006, Collaboration Co Ltd, a 100% owned subsidiary of Rex Tokyo, sold certain equipment to Mikayo Skokai Corporation and Sankei Building Corporation and provided vendor financing to the purchasers. These transactions resulted in deferred sales totaling 91,890,000 Yen or approximately $781,000 at current exchange rates. The deferred sales and cost of deferred sales related to these transactions were recorded as other current and long term assets and long term deferred costs, they are to be amortized over the life of the agreements established with Rex's vendor and their customer. The agreements are not secured.

SUMMARY OF DISCONTINUED OPERATIONS

         The following table sets forth for the discontinued operations for the company:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2006            2005
                                                      ---------      ---------

Revenues ...........................................  $       -      $ 178,614
Cost of sales ......................................          -        341,495
                                                      ---------      ---------
Gross Profit .......................................          -       (162,881)
Operating and other non-operating expenses .........          -        184,258
Minority interest ..................................          -       (101,101)
                                                      ---------      ---------
Loss from discontinued operations ..................          -       (246,038)
(Loss) gain from disposal of discontinued operations          -              -
                                                      ---------      ---------
Total loss from discontinued operations ............  $       -      $(246,038)
                                                      =========      =========

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $5,630,905 and $5,459,425 as of March 31, 2006 and December 31, 2005, respectively. The company had the following customers with sales in excess of 10%, these are their respective percentage of consolidated revenue for the periods:

                                            March 31,         March 31,
                                              2006              2005
                                            ---------         ---------
         Dynam Co Ltd .................       26.5%            59.1%
         KDDI Network Solutions .......       20.1%              -
         Internet Service Partners ....       10.6%              -

         Dynam Co Ltd is a Rex Tokyo customer. KDDI Network Solutions is a Global Hotline customer. Internet Service Partners is a IA Partners customer. There were no other customers in excess of 10% in the respective periods. Dynam Co Ltd accounted for 43% and 50% of total accounts receivable as of March 31, 2006 and December 31, 2005, respectively. KDDI Network Solutions did not account for any accounts receivable as of March 31, 2006 and December 31, 2005. Internet Service Partners accounted for 17% and 0% of total accounts receivable as of March 31, 2006 and December 31, 2005, respectively.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  INVENTORIES

         Inventories were $454,388 and $664,746 as of March 31, 2006 and December 31, 2005, respectively. Inventory primarily consisted of raw materials and work in process for Rex Tokyo. There is no provision for impaired inventory as of March 31, 2006 and December 31, 2005.

NOTE 6.  PREPAID COSTS

         Prepaid expenses were $460,063 and $434,020 as of March 31, 2006 and December 31, 2005, respectively. Such costs as of March 31, 2006 and December 31, 2005 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid expenses incurred by Global Hotline.

NOTE 7.  NOTES RECEIVABLE

         Notes receivable were $2,251,121 and $4,129,408 as of March 31, 2006 and December 31, 2005, respectively. Such assets as of March 31, 2006 included notes receivable from GMB International, Inc., a party affiliated with our majority shareholder, and Ominira Networks LLC ("Ominira"), a Delaware Limited Liability corporation, to whom the company sold IA Global Acquisition Co. Ltd. ("IA Acquisition") in July 2005. As of December 31, 2005 notes receivable included (i) TK Partners, formerly Cyber Holdings Co Ltd, from the divestiture of Fan Club, (ii) Ominira Networks, from the sale of IA Global Acquisition Co
(iii) GMB International, Inc., a party affiliated with our majority shareholder, and (iv) an officer and employees of Global Hotline.

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

         On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 11, 2006, the parties entered into Amendment 3 to the Senior Secured Promissory Note. This Amendment provides for the payment of the balance of the loan, equal to 120,000,000 Yen or approximately $1,017,000 at current exchange rates, plus interest, on April 30, 2006. On April 27, 2006 GMB repaid the remaining 120,000,000 Yen.

         The company received a Senior Secured Promissory Note ("Promissory Note") for $620,000 from the sale of IA Acquisition to Ominira in July 2005. This Promissory Note was Secured by the assets of IA Acquisition and was due in installments from September 2005 to June 2006. On November 4, 2005, December 5, 2005 and January 6, 2006, the company entered into amendments to the Promissory Note which modified the payment schedule to installments from January 2006 to June 2006. On February 1, 2006, the company declared all principal, interest and other amounts due immediately. On March 15, 2006, the board of directors approved a $300,000 impairment of the Promissory Note as of December 31, 2005. The company considered this impairment appropriate based on the lack of payments by Ominira to date.

         On March 27, 2006, the company entered into Amendment No. 4 to the Promissory Note. The Promissory Note is now due in installments from March 2006 to June 2007 and the company received as additional collateral twenty one shares of Innovative Computing Group, Inc. ("ICG"), a privately -owned company affiliated with Ominira. The ICG shares are to be released to ICG as Ominira makes the required payments under the amended Promissory Note and are valued at $30,000 per share for such purpose. As of April 30, 2006, the company had received $10,000 in note payments from this Promissory Note.

NOTE 8.  OTHER CURRENT ASSETS

         Other current assets were $1,314,022 and $742,584 as of March 31, 2006 and December 31, 2005, respectively. Such costs as of March 31, 2006 primarily consisted of a deposit by Rex Tokyo for the acquisition of a Pachinko hall and the current portion certain of certain equipment sold by Rex Tokyo utilizing vendor financing. Such expenses as of December 31, 2005 consisted of the current portion of certain equipment sold by Rex Tokyo utilizing vendor financing. Rex Tokyo was sold on April 4, 2006.

NOTE 9.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $673,814 and $717,853 as of March 31, 2006 and December 31, 2005, respectively. Accumulated depreciation was $750,026 and $633,211 as of March 31, 2006 and December 31, 2005, respectively. Total depreciation expense was $119,854 and $36,368 for the three months ended March 31, 2006 and 2005, respectively.

         Property and equipment are comprised of the following:

                                     Estimated         March 31,    December 31,
                                    Useful Lives         2006           2005
                                  ---------------    -----------    -----------
Equipment and vehicles .......    24 - 96 months     $ 1,119,932    $ 1,046,042
Leasehold Improvements .......    36 - 120 months        303,908        305,022
                                                     -----------    -----------
                                                       1,423,840      1,351,064
Less: accumulated depreciation
 and amortization ............                          (750,026)      (633,211)
                                                     -----------    -----------
                                                     $   673,814    $   717,853
                                                     ===========    ===========
NOTE 10. INTANGIBLE ASSETS

         Intangible assets as of March 31, 2006 and December 31, 2005, respectively, consisted of the following:

                                    March 31,     December 31,
                                      2006            2005        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 5,432,899     $ 5,432,899         3 years
Less: accumulated amortization     (1,436,084)       (983,341)
                                  -----------     -----------
    Intangible Assets, net ...    $ 3,996,815     $ 4,449,558
                                  ===========     ===========

         Total amortization expense was $452,742 and $0 for the three months ended March 31, 2006 and 2005, respectively.

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach, as performed by an independent appraisal expert, based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with significant telecommunications companies.

NOTE 11. OTHER ASSETS

         Other assets were $3,643,334 and $2,391,285 as of March 31, 2006 and December 31, 2005, respectively. Such assets as of March 31, 2006 included loans Receivable from Timothy World to Rex Tokyo and the long term portion certain of certain equipment sold by Rex Tokyo utilizing vendor financing and bonds related to Global Hotline's leased offices. Such assets as of December 31, 2005 included loans receivable from Timothy World related and bonds related to Global Hotline's leased offices.

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

NOTE 12. ACCRUED LIABILITIES

         Accrued liabilities were $5,903,124 and $3,187,556 as of March 31, 2006 and December 31, 2005, respectively. Such liabilities as of March 31, 2006 and December 31, 2005 included (i) accrued audit fees and employee expenses of Rex Tokyo,(ii) accrued agent commissions and salary of Global Hotline and (iii) accrued penalties of approximately $3,889,000 and $1,086,000 as of March 31, 2006 and December 31, 2005, respectively, related to GHI and (iv) accrued interest for convertible debentures and legal fees for IA Global.

NOTE 13. LONG TERM DEBT

         On March 29, 2006, Rex Tokyo received a 300,000,000 Yen, or approximately $2,567,000 at current exchange rates, working capital loan from The Bank of Tokyo-Mitsubishi UFJ, Ltd.

         The loan requires monthly payments of 5,000,000 Yen, or approximately $43,000 at current exchange rates, plus interest paid starting April 30, 2006 with a final payment due March 29, 2011. The loan accrues interest at TIBOR plus ..75% for three months and is fixed at 2.3% thereafter and is guaranteed by the CEO of Rex Tokyo Co Ltd. There are no covenants or security requirements related to the loan. As of March 31, 2006 a total of 200,000,000 Yen, or approximately $2,567,000 was outstanding under this loan.

NOTE 14. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company will use the proceeds from this financing to continue their merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the three months ended March 31, 2006, the company expensed $104,000 of this beneficial conversion recorded as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         Convertible debentures .......................    $ 3,750,000
         Beneficial conversion ........................     (1,250,000)
                                                           -----------
                                                             2,500,000
         Amortization of beneficial conversion ........        312,500
                                                           -----------
                                                           $ 2,812,500
                                                           ===========

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

NOTE 15. RETIREMENT BENEFITS

         Retirement benefits were $38,519 and $36,767 as of March 31, 2006 and December 31, 2005, respectively. This liability relates to a Rex Tokyo defined contribution retirement plan for its full time employees. Benefits accrue after three years of service and are based on the annual salary times a table rate. Payments begin at retirement except for resignations, where the net vested amount is paid within thirty days. Rex Tokyo expensed $1,674 and $(2,042) during the three months ended March 31, 2006 and 2005, respectively.

NOTE 16. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND CERTAIN RELATIONSHIPS

         As of March 31, 2006, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki Isobe and Kyo Nagae collectively hold approximately 76.9% of the company's common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Mr. Hiroki Isobe or Mr. Kyo Nagae control our Controlling Stockholders.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of March 31, 2006, that are relevant for purposes of understanding the related party transactions that have taken place:

Inter Asset Japan LBO No. 1 Fund owns:

                                  IA Global, Inc.......................27.5%

PBAA Fund Ltd. owns:
                                  IA Global, Inc.......................26.4%

Terra Firma Fund Ltd. owns:
                                  IA Global, Inc.......................12.1%

Inter Asset Japan Co., Ltd. owns:
                                  IA Global, Inc........................5.4%

IA Global, Inc. owns:
                                  Rex Tokyo Co. Ltd....................60.5% (1)

                                  Global Hotline, Inc.................100.0%

Mr. Hiroki Isobe owns:
                                  IA Global, Inc........................4.1%

Kyo Nagae owns:
                                  IA Global, Inc........................1.4%

Rex Tokyo Co Ltd.                 Colloboration Co Ltd................100.0% (1)

                                  Double R, Inc.......................100.0% (1)

Global Hotline, Inc.              Inforidge Co Ltd...................100.00%

                                  IA Partners Co Ltd..................100.0%

                                  SG Telecom, Inc.....................100.0% (2)
_________

(1) Sold April 4, 2006.

(2) Formed April 4, 2006.


KYO NAGAE RELATIONSHIP WITH IAJ

         In January, 2006 Mr. Kyo Nagae, Chief Financial Officer of Global Hotline, became President of IAJ and IAJ LBO Fund.

REX TOKYO DISTRIBUTION AGREEMENT WITH HIROYUKI EJIMA

         During 1998, Rex Tokyo agreed to pay monthly 5,000,000 Yen or Approximately $45,450 at current exchange rates to a majority-owned company of the CEO of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2005 sales of approximately $2,950,000 at current exchange rates. On April 7, 2006, the company announced that it has sold its 60.5% interest in Rex Tokyo Co back to Rex Tokyo.

NOTE 17. EQUITY TRANSACTIONS

         During the three months ended March 31, 2006, the following stockholder equity events occurred:

         On January 30, 2006, Inter Asset Japan LBO No 1 Fund converted 1,158 shares of Series B Convertible Preferred Stock into 11,580,000 shares of the companies common stock.

         On March 10, 2006, Mr. Anan, President and Chief Executive Officer of Global Hotline, agreed to repay a note receivable of 29,679,135 Yen or approximately $241,000 plus interest, by transferring 840,024 shares of IA Global stock to the company. The stock was valued at $.30 per share, the closing price of the stock on March 9, 2006.

NOTE 18. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

         On February 4, 2005, the company filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration was held in December 2005 and January 2006. The company does not expect a decision until the second quarter of 2006. Mr. Badner has also filed a lawsuit in the Supreme Court of the State of New York, New York County against one of the company's officers alleging defamation. The officer has filed a motion to dismiss the case for lack of proper service and personal jurisdiction and for failure to state a claim. Mr. Badner has cross moved for discovery and for leave to amend his complaint. A hearing was held in February 2006 on the motions and the case was dismissed April 10, 2006 for lack of proper service. The cross motion was denied. The company believes that Mr. Badner will reassert this case.

         In April, 2006, the company received notice of a suit filed in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ, one of our stockholders. Flashpoint claims to have provided acquisition financing to AMP and AMP is alleged to have defaulted on its loan to Flashpoint. The Flashpoint suit claims intentional and negligent misrepresentation, unjust enrichment, breach of covenant of good faith and fair dealing, civil conspiracy, negligence and violation of the Washington Criminal Profiteering Act. The company believes that AMP will reassert claims it previously filed and dismissed in Nevada state court in the King County, Washington case. The company believes there is no basis for it having been sued by Flashpoint and AMP and the company will vigorously defend against the Flashpoint claims and, if they are re-filed as expected, the AMP claims.

         The company has not provided for a provision in these litigation matters. The company believes there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

         During 1998, prior to the acquisition of Rex Tokyo by the company, Rex Tokyo agreed to pay monthly 5,000,000 Yen or approximately $45,450 at current exchange rates to a majority-owned company of the CEO of Rex Tokyo for assigning the distribution rights for certain lock products for Tokyo, Japan to Rex Tokyo. This distribution agreement assignment is ongoing and resulted in 2005 sales of approximately $2,950,000 at current exchange rates. On April 4, 2006, we sold our 60.5% interest in Rex Tokyo back to Rex Tokyo.

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

NOTE 19. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

         The following table presents revenues, operating income (loss) and total assets by company for the three months ended March 31, 2006 and 2005:

(dollars in thousands)
                                                              Global
                              IA Global,      Rex Tokyo      Hotline,                   Discontinued
Company                          Inc.          Co Ltd          Inc.         Total        Operations      Total
-------------------------     ----------      ---------      --------      --------     ------------    --------
Quarter Ended
  March 31, 2006
  Revenue                      $     -         $ 7,651       $  3,671      $ 11,322        $     -      $ 11,322

  Operating income (loss)         (501)            380         (1,207)       (1,328)             -        (1,328)

  Total assets                   3,483          15,447         10,036        28,965              -        28,965

  March 31, 2005
  Revenue                      $     -         $ 5,825       $      -      $  5,825        $     -      $  5,825

  Operating loss                  (302)           (323)             -          (625)             -          (625)

  Total assets                     231           8,449              -         8,680          2,092        10,772


                                                                           Discontinued
Geographic Region                U.S.          Japan          Total         Operations       Total
-------------------------      --------       --------       --------      ------------     --------
Quarter Ended
  March 31, 2006
  Revenue                      $     -        $ 11,322       $ 11,322        $     -        $ 11,322

  Operating income (loss)         (501)           (827)        (1,328)             -          (1,328)

  Total assets                   3,483          25,482         28,965              -          28,965

  March 31, 2005
  Revenue                      $     -        $  5,825       $  5,825        $     -        $  5,825

  Operating loss                  (302)           (323)          (625)             -            (625)

  Total assets                     231           8,449          8,680          2,092          10,772


         The following reconciles operating loss to net loss:

(dollars in thousands)
                                                             Quarters Ended
                                                                March 31,
                                                         ----------------------
                                                           2006           2005
                                                         -------        -------
Operating loss ...................................       $(1,328)       $  (625)

Other income (expense) ...........................          (351)            32
                                                         -------        -------

Loss  from continuing operations
  before minority interests and income taxes .....        (1,679)          (593)

Minority interests ...............................            50           (103)
                                                         -------        -------

Loss from continuing operations
  before income taxes ............................        (1,729)          (490)

Income tax benefit ...............................          (342)          (192)
                                                         -------        -------

Net loss from continuing operations ..............        (1,387)          (298)

Loss from discontinued operations ................             -           (246)
                                                         -------        -------

Net loss .........................................       $(1,387)       $  (544)
                                                         =======        =======

ITEM 1A. RISK FACTORS.

         For information regarding factors that could affect the Company's results Of operations, financial condition and liquidity, see the risk factors discussion provided under "Factors that May Affect Future Results" included in
Item 2 of the Quarterly Report on Form 10-Q.

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

         On April 4, 2006, we sold our 60.5% interest in Rex Tokyo back to Rex Tokyo. The total purchase price was approximately $1,273,000 at current exchange rates. We received approximately $193,000 on April 4, 2006 and $800,000 on April 28, 2006 for our common ownership interest. Finally, the company will receive $280,000 on May 31, 2006 as repayment for its preferred shares and reimbursement of certain expenses incurred by the company on Rex Tokyo's behalf. The remaining payments are guaranteed by Hiroyuki Ejima, the CEO of Rex Tokyo.

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

         o Expanding operations by selectively acquiring other quality companies primarily in Japan.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks associated with our AMEX listing, legal claims, risks related to our Global Hotline business, mergers and acquisitions, customer concentration, limited insurance and other matters. These risks and uncertainties are discussed in "Factors That May Effect Future Results." The following is a discussion addresses key business risks facing Global Hotline and the risks associated with a recent default in payments by one of our principal shareholders.

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

         o Its contracts with a significant telecommunications companies may not be renewed;

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

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         In addition, the Global Hotline business has a concentration of customers and suppliers with two significant customers and four agents, respectively. During the year ended December 31, 2005, one customer accounted for substantially all of Global Hotline's revenue in 2005, although Global Hotline expects to diversify its customer base in 2006. The Global Hotline business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect Global Hotline's ability to achieve the rates in the contracts and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         In addition, in September and December 2005, Global Hotline made loans to GMB International Inc., an entity affiliated with our controlling shareholders, totaling 400,000,000 Yen or approximately $3,394,000 at current exchange rates. GMB repaid 200,000,000 Yen on January 13, 2006. The balance was scheduled for repayment by January 31, 2006 but was not paid as of that date. On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 27, 2006 GMB repaid the remaining 120,000,000 Yen.

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

(dollars in thousands)
                                                                Three Months Ended March 31,
                                                   ------------------------------------------------------
                                                     2006           2005        $ Variance     % Variance
                                                   ------------------------------------------------------
Revenue:
Pachinko and slot machine gaming services .....    $  7,651       $  5,825       $  1,826          31.3%
Call center services ..........................       3,671              -          3,671         100.0%
                                                   --------       --------       --------       -------
Total revenue .................................      11,322          5,825          5,497          94.4%
                                                   --------       --------       --------       -------

Cost of sales:
Pachinko and slot machine gaming services .....       6,083          4,523          1,560          34.5%
Call center services ..........................       1,519              -          1,519         100.0%
                                                   --------       --------       --------       -------
Total cost of sales ...........................       7,602          4,523          3,079          68.1%
                                                   --------       --------       --------       -------

Gross profit ..................................       3,720          1,302          2,418         185.7%
                                                   --------       --------       --------       -------

Selling, general and administrative expenses ..       5,048          1,927          3,121         162.0%
                                                   --------       --------       --------       -------

Operating loss ................................      (1,328)          (625)          (703)       -112.5%
                                                   --------       --------       --------       -------

Other Income (Expense):
Interest income ...............................          31              6             25         416.7%
Interest expense and amortization of beneficial
  conversion feature ..........................        (221)           (23)          (198)       -860.9%
Other Income ..................................        (161)            31           (192)       -619.4%
Foreign currency transaction adjustment .......           -             18            (18)       -100.0%
                                                   --------       --------       --------       -------
Total other income (expense) ..................        (351)            32           (383)      -1196.9%
                                                   --------       --------       --------       -------
Loss from continuing operations before minority
  interests and income taxes ..................      (1,679)          (593)        (1,086)       -183.1%
Minority interests ............................          50           (103)           153         148.5%
                                                   --------       --------       --------       -------

Loss from continuing operations before income
  taxes .......................................      (1,729)          (490)        (1,239)       -252.9%
Income taxes:
Current benefit ...............................        (356)          (192)          (164)        -85.4%
Deferred provision ............................          14              -             14         100.0%
                                                   --------       --------       --------       -------
Net loss from continuing operations ...........      (1,387)          (298)        (1,089)       -365.4%
Loss from discontinued operations .............           -           (246)           246         100.0%
                                                   --------       --------       --------       -------
Net loss ......................................    $ (1,387)      $   (544)      $   (843)       -155.0%
                                                   ========       ========       ========       =======

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

NET REVENUE

         Net revenue for the three months ended March 31, 2006 increased $5,497,000 to $11,322,000, as compared to the three months ended March 31, 2005. Rex Tokyo recorded revenue of $7,651,000 and Global Hotline recorded revenue of $3,671,000 Global Hotline was acquired June 15, 2005. Global Hotline sales were negatively impacted by the accrual of $3,889,000 in penalties related to a contract with a significant telecommunication company. We believe that the penalty resulted from certain contractual changes that were implemented by the significant telecommunications customer which reduced sales during the three months ended March 31, 2006. We expect to finalize negotiations on the final penalty by July 2006 and there is no guarantee that we will be successful in reducing the penalty.

         In the prior year, Rex Tokyo, which was acquired March 18, 2004, recorded revenue of $5,825,000.

COST OF SALES

         Cost of sales for the three months ended March 31, 2006 increased $3,079,000 to $7,602,000 as compared to the three months ended March 31, 2005. This increase was due to Rex Tokyo cost of sales of $6,083,000 consisting primarily of inventory purchases used in sales and outsourced expenses. Rex Tokyo outsources the majority of its installation and maintenance work. Global Hotline cost of sales was $1,519,000 and this primarily related to outsourced call center operations to support the contracts with the significant Japanese telecommunications company.

EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 2006 increased $3,121,000 to $5,048,000, as compared to the year ended March 31, 2005. This was due to increased operating expenses of $200,000 related to IA Global, primarily due to $164,000 in expenses related to legal claims and $26,000 related to the implementation of 123-R and $3,360,000 related to Global Hotline, which was acquired June 15, 2005 and a reduction in operating expenses of $438,000 for Rex Tokyo.

         For 2006 and 2005, the selling, general and administrative expenses consisted primarily of employee and independent contractor expense, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Rex Tokyo on March 18, 2004 and Global Hotline on June 15, 2005 and expenses related to legal claims.

OTHER INCOME/EXPENSE

         Other expense for the three months ended March 31, 2006 was $351,000 as compared to other income of $32,000 for the three months ended March 31, 2005. The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $221,000 and other expense of $161,000. On February 16, 2006, Rex Tokyo was notified by a leasing company that a lease guaranteed by Rex Tokyo was in default for approximately $136,000, net of equipment recovery. This loss was recorded in the first quarter of 2006.

         The 2005 other income was primarily due to miscellaneous income from Rex Tokyo.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $1,387,000 for the three months ended March 31, 2006 as compared to a net loss of $298,000 for the three months ended March 31, 2005. The reasons for the increased loss were discussed above.

NET LOSS

         Net loss was $1,387,000 for the three months ended March 31, 2006 as compared to a net loss of $544,000 for the three months ended March 31, 2005. The reasons for the decreased loss were discussed above.

         In accordance with SFAS 144, we accounted for the Fan Club loss of $205,000 and the IA Global Acquisition loss of $41,000 for the three months ended March 31, 2005 as total loss from discontinued operations in our consolidated s statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $8,554,000 and net working capital of approximately $5,495,000 as of March 31, 2006. We had a net loss from continuing operations of approximately $1,520,000 for the year ended December 31, 2005 and $942,000 for the year ended December 31, 2004. We expect our net loss from continuing operations to continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.1 million as of December 31, 2005, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt and $0.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $13.6 million, including $6.9 million issued for services, $3.4 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from short-term and long-term debt with approximately $8.7 million and convertible debentures with approximately $2.8 million outstanding as of March 31, 2006.

OPERATING ACTIVITIES

         Net cash used in operations for the three months ended March 31, 2006 was $1,862,000. This amount was primarily related to a net loss of $1,387,000, an increase in other assets of $1,252,000 and a decrease deferred revenue of $3,590,000. This was offset by depreciation and amortization of $572,000, a decrease in notes receivable of $1,637,000 and an increase in accrued and other liabilities of $2,716,000.

         On September 30, 2005, Global Hotline entered into a Senior Secured Promissory Note Receivable of 300,000,000 Yen or approximately $2,698,000 with GMB International, Inc. ("GMB"), a party affiliated with our majority shareholder.

         The note receivable includes a repayment of 150,000,000 Yen or approximately $1,349,000 on October 7, 2005 and the remaining 150,000,000 Yen plus interest at 3.5% on October 30, 2005. The loan also provides for an earlier payment on certain events of default. On October 7, 2005, 150,000,000 Yen was repaid. On November 4, 2005, we entered into an Amendment to the Senior Secured Promissory Note which modified the payment schedule. The remaining 150,000,000 Yen and interest was due to be paid on November 15, 2005. On December 11, 2005, we entered into an Amendment 2 to the Senior Secured Promissory Note which modified the payment schedule. The remaining 40,000,000 Yen and interest was due to be paid on December 31, 2005.

         In December, 2005, Global Hotline loaned 360,000,000 Yen to GMB. This increased the total amounts due from GMB to 400,000,000 Yen. GMB repaid 200,000,000 Yen on January 13, 2006 and the balance was scheduled for payment by January 31, 2006, but was not paid by that date. The advance was unsecured.

         On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 11, 2006, the parties entered into Amendment 3 to the Senior Secured Promissory Note. This Amendment provides for the payment of the balance of the loan, equal to 120,000,000 Yen or approximately $1,017,000 at current exchange rates, plus interest, on April 30, 2006. On April 27, 2006 GMB repaid the remaining 120,000,000 Yen.

INVESTING ACTIVITIES

         Net cash used in investing activities for the three months ended March 31, 2006 was $75,000. This amount related to purchase of capital expenditures.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the three months ended March 31, 2006 was $2,133,000. This amount related primarily to net proceeds from issuance of long term debt of $2,567,000, offset by repayment of long term debt of $434,000.

         On March 29, 2006, Rex Tokyo received a 300,000,000 Yen, or approximately $2,567,000 at current exchange rates, working capital loan from The Bank of Tokyo-Mitsubishi UFJ, Ltd. We are not a co-obligor or guarantor of any Rex Tokyo indebtedness.

         Other Material Commitments. The company's contractual cash obligations as of March 31, 2006 are summarized in the table below (1):

Contractual                                    Less Than                                      Greater Than
Cash Obligations                 Total           1 Year        1-3 Years       3-5 Years         5 Years
-------------------------      ----------      ----------      ----------      ----------      ----------
Operating leases               $  604,574      $  604,574      $        0      $        0      $        0

Capital lease obligations      $   68,349      $   23,684      $   22,332      $   22,332      $        0

Long term debt repayment       $8,721,893      $3,137,803      $4,563,578      $1,020,512      $        0

Capital expenditures           $  100,000      $  100,000      $        0      $        0      $        0

Acquisitions                   $  100,000      $  100,000      $        0      $        0      $        0

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

STOCK-BASED COMPENSATION

         Effective January 1, 2006 we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. We adopted the modified prospective transition method provided for under SFAS 123R and consequently have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in the first quarter of fiscal year 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) would include quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. No options were granted subsequent to January 1, 2006. In addition, we record expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

         Prior to January 1, 2006, we accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in our consolidated statements of operations when the exercise price of our employee stock option grant equals the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, we remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of January 1, 2006, 4.2 million options with a weighted average exercise price of $.245 and a weighted average remaining life of 8.7 years, remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 2.5 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $0 of deferred revenue as of March 31, 2006.

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

LITIGATION COSTS

         We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly review the status of pending legal actions to evaluate the amount and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future. We have not provided provisions for any litigation matters as of March 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, "an amendment of ARB No. 43, Chapter 4," "SFAS 151")which clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and we adopted this standard in the three months ending March 31, 2006. SFAS 151 did not have a significant impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company has implemented SFAS 123R in the first quarter of fiscal 2006. We expect that SFAS 123R will have a significant impact on our consolidated financial statements.

         In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition form nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. We implemented SAB 107 in the first quarter of fiscal 2006, in conjunction with SFAS 123R. We expects that SAB 107 will have a significant impact on our consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and we adopted this standard in the three months ending March 31, 2006. SFAS 153 did not have a significant impact on our consolidated financial statements.

         In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We adopted SFAS 154 effective December 15, 2005. SFAS 154 did not have a significant impact on our consolidated financial statements.

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

WE COULD BE DE-LISTED BY THE AMERICAN STOCK EXCHANGE ("AMEX")

         Our stockholder's equity is $4,407,000 as of March 31, 2006. In accordance with Section 1003(a)(iii) of the AMEX Company Guide, we are below the $6,000,000 required minimum shareholders' equity for companies that have sustained losses from continuing operations and/or net losses in its five most recent fiscal years. We have debentures that are convertible into $3,750,000 of equity. We are reviewing other alternatives to increase our stockholder's equity.

         Not maintaining stockholders' equity above $6,000,000 may cause AMEX to delist our shares, which would materially affect the ability of our stockholders to dispose of their shares, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

THE COMPANY IS EXPOSED TO LEGAL CLAIMS.

         On November 5, 2004, we received notice from the American Arbitration Association in New York City that Mr. Badner, a former majority shareholder, commenced an arbitration proceeding against us, IAJ, and certain of our officers and IAJ relating to the September 25, 2002 Agreement and Assignment between the company, Mr. Badner and IAJ. Mr. Badner alleges (i) unrestricted shares of our stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. On January 7, 2005, we received notice that Mr. Badner had amended his arbitration claim. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration was held in December 2005 and January 2006. We do not expect a decision until the second quarter of 2006. Mr. Badner has also filed a lawsuit in the Supreme Court of the State of New York, New York County against one of our officers alleging defamation. The officer has filed a motion to dismiss the case for lack of proper service and personal jurisdiction and for failure to state a claim. Mr. Badner has cross moved for discovery and for leave to amend his complaint. A hearing was held in February 2006 on the motions and the case was dismissed April 10, 2006 for lack of proper service. The cross motion was denied. We believe that Mr. Badner will reassert this case.

         In April, 2006, we received notice of a suit filed in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ, one of our stockholders. Flashpoint claims to have provided acquisition financing to AMP and AMP is alleged to have defaulted on its loan to Flashpoint. The Flashpoint suit claims intentional and negligent misrepresentation, unjust enrichment, breach of covenant of good faith and fair dealing, civil conspiracy, negligence and violation of the Washington Criminal Profiteering Act. We believe that AMP will reassert claims it previously filed and dismissed in Nevada state court in the King County, Washington case. We believe there is no basis for it having been sued by Flashpoint and AMP and we will vigorously defend against the Flashpoint claims and, if they are re-filed as expected, the AMP claims.

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

         o Its contracts with a significant telecommunications companies may not be renewed;

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

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         In addition, the Global Hotline business has a concentration of customers and suppliers with two customers and four agents, respectively. During the year ended December 31, 2005, one customer accounted for substantially all of Global Hotline's revenue in 2005, although Global Hotline expects to diversify its customer base in 2006. Our business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

OUR PRINCIPAL STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

         As of March 31, 2006, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki Isobe and Kyo Nagae collectively hold approximately 76.9% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages described in this Form 10-K excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures. Such entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae controls each of our Controlling Stockholders.

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

         In addition, in September and December 2005, Global Hotline made loans to GMB International Inc., an entity affiliated with our controlling shareholders, totaling 400,000,000 Yen or approximately $3,394,000 at current exchange rates. GMB repaid 200,000,000 Yen on January 13, 2006. The balance was scheduled for repayment by January 31, 2006 but was not paid by that date. On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 27, 2006, GMB repaid the remaining 120,000,000 Yen. In light of these defaults, there can be no assurance that our major shareholder group will continue to provide financial support to the company.

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

OUR CUSTOMER BASE IS CONCENTRATED.

         Global Hotline has contracts with three major Japanese telecommunications and entered into contracts with 3S Networks, Cubic Co Ltd and other agents to outsource call center operations. The loss of these contracts would have a material adverse impact on Global Hotline's ability to meet its requirements under its contract with it's principal customer.

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

WE HAVE A LIMITED OPERATING HISTORY.

         We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, we have shifted our business from broadband entertainment channels and revenues derived from advertising to operating primarily as a holding company. We acquired Rex Tokyo, one of our two principal subsidiaries, in 2004, and have divested our interest in Rex Tokyo in April 2006. Accordingly, unless we acquire other businesses, our only significant revenue in 2006 will come from Global Hotline, which we acquired in June 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2006, except that our Rex Tokyo subsidiary, which we sold April 4, 2006, entered into certain financial transactions without first seeking required approvals at the parent company board level, our disclosure controls and procedures were effective in ensuring that (1)information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 5, 2004, we received notice from the American Arbitration Association in New York City that Mr. Badner, a former majority shareholder, commenced an arbitration proceeding against us, IAJ, and certain of our officers and IAJ relating to the September 25, 2002 Agreement and Assignment between the company, Mr. Badner and IAJ. Mr. Badner alleges (i) unrestricted shares of our stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. On January 7, 2005, we received notice that Mr. Badner had amended his arbitration claim. Mr. Badner is seeking damages of $2.5 million plus interest related to the breach of the Agreement and Assignment, $100,000 for damages suffered related to fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined.

         On February 4, 2005, we filed an answer and counterclaim against Mr. Badner in response to Mr. Badner's amended arbitration claim. Arbitration was held in December 2005 and January 2006. We do not expect a decision until the second quarter of 2006. Mr. Badner has also filed a lawsuit in the Supreme Court of the State of New York, New York County against one of our officers alleging defamation. The officer has filed a motion to dismiss the case for lack of proper service and personal jurisdiction and for failure to state a claim. Mr. Badner has cross moved for discovery and for leave to amend his complaint. A hearing was held in February 2006 on the motions and the case was dismissed April 10, 2006 for lack of proper service. The cross motion was denied. We believe that Mr. Badner will reassert this case.

         In April, 2006, we received notice of a suit filed in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ, one of our stockholders. Flashpoint claims to have provided acquisition financing to AMP and AMP is alleged to have defaulted on its loan to Flashpoint. The Flashpoint suit claims intentional and negligent misrepresentation, unjust enrichment, breach of covenant of good faith and fair dealing, civil conspiracy, negligence and violation of the Washington Criminal Profiteering Act. We believe that AMP will reassert claims it previously filed and dismissed in Nevada state court in the King County, Washington case. We believe there is no basis for it having been sued by Flashpoint and AMP and we will vigorously defend against the Flashpoint claims and, if they are re-filed as expected, the AMP claims.

         We have not provided for a provision in these litigation matters. We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 30, 2006, Inter Asset Japan LBO No 1 Fund converted 1,158 shares of Series B Convertible Preferred Stock into 11,580,000 shares of our common stock.

         On March 10, 2006, Mr. Anan, President and Chief Executive Officer of Global Hotline, agreed to repay a note receivable of 29,679,135 Yen or approximately $241,000 plus interest, by transferring 840,024 shares of IA Global stock to the company. The stock was valued at $.30 per share, the closing price of the stock on March 9, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the three months ended March 31, 2006 that were not filed.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------

3.1 Certificate of Designation of Preferences and Rights of the Registrant's Series B Convertible Preferred Stock (10)

10.1 Amendment 3 to Senior Secured Promissory Note dated January 6, 2006 between IA Global, Inc., IA Global Acquisition Co. and Ominira Networks, LLC (1)

10.2     Code of Conduct and Ethics dated January 24, 2006. (2)

10.3 Notice of Conversion of Series B Convertible Preferred Stock between IA Global, Inc. and Inter Asset Japan LBO No 1 Fund dated January 30, 2006. (2)

10.4 Letter dated February 1, 2006 between IA Global, Inc and Ominira Networks LLC. (3)

10.5 Partner Contract dated December 22, 2005 between IA Partners Co Ltd and Internet Service Partners. (English translation) (4)

10.6 Amendment to Employment Agreement dated February 14, 2006 between IA Global, Inc. and Mark Scott. (5)

10.7 Agreement For Repayment of Hideki Anan Note Receivable dated March 10, 2006 amongst Hideki Anan, Global Hotline, Inc. and IA Global, Inc. (6)

10.8     Compensation Committee Charter dated March 14, 2006. (6)

10.9 Amendment 4 to Senior Secured Promissory Note dated March 27, 2006 between IA Global, Inc., IA Global Acquisition Co. and Ominira Networks LLC. (7)

10.10 Share Sale Agreement dated April 4, 2006 among IA Global, Inc., Rex Tokyo Co Ltd and Hiroyuki Ejima. (8)

10.11 Amendment 3 to Senior Secured Promissory Note dated April 11, 2006 between Global Hotline, Inc. and GMB International Inc. (9)

10.12 Financial Loan Agreement dated March 29, 2006 between Rex Tokyo Co Ltd and The Bank of Tokyo-Mitsuibishi UFJ, Ltd. (English translation)(10)

10.13 Agency Contract dated April 14, 2006 between Japan Telecom Invoicing, Inc. and Global Hotline, Inc. (English translation)(10)

10.14 Agreement dated April 25, 2006 between Global Hotline, Inc. and KDDI Networks and Solutions. (English translation)(10) IA Global applied for confidential treatment with respect to certain portions of this agreement, which have been omitted, pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

31.1 Certification of the President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (10)

32.1 Certification of the President and Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended. (10)

__________________

(1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 6, 2006 and filed January 6, 2006, and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated January 24, 2006 and filed on January 31, 2006 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 1, 2006 and filed February 7, 2006, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Annual Report on Form 10-K, dated April 17, 2006 and filed April 17, 2006, and incorporated herein by reference.

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

                                        IA Global, Inc.
                                        (Registrant)

Date: May 15, 2006                      By: /s/ Mark Scott
                                            --------------
                                        Mark Scott,
                                        President and Chief Financial Officer
                                        (Principal Executive and Financial
                                        and Accounting Officers)