Form 10-Q
period 2006-06-30
IA GLOBAL INC
filed 2006-08-11
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                                 Yes [ ] No [X]

         As of August 11, 2006 there were issued and outstanding 108,165,157 shares of the Registrant's Common Stock.

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

               Consolidated Balance Sheet .....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................22

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....40

     Item 4.   Controls and Procedures .......................................41


PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................41

     Item 1A.  Risk Factors...................................................42

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....42

     Item 3.   Defaults Upon Senior Securities ...............................42

     Item 4.   Submission of Matters to a Vote of Security Holders ...........42

     Item 5.   Other Information .............................................42

     Item 6.   Exhibits ......................................................43

Signatures ...................................................................44

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                                            June 30,        December 31,
                                                                              2006              2005
                                                                          ------------      ------------
                                                                          (unaudited)        (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .........................................     $  3,941,630      $  4,460,986
  Accounts receivable, net of allowance for doubtful accounts of $0 .        3,666,585           610,220
  Prepaid expenses ..................................................          528,455           430,334
  Notes receivable ..................................................          661,133         4,129,408
  Other current assets ..............................................          269,902           189,783
  Deferred tax asset ................................................          417,785                 -
  Assets from discontinued operations ...............................                -        12,606,044
                                                                          ------------      ------------
    Total current assets ............................................        9,485,490        22,426,775

EQUIPMENT, NET ......................................................          551,531           521,964

OTHER ASSETS
  Intangible assets, net ............................................        3,112,594         4,449,558
  Other assets ......................................................        1,134,509           735,859
                                                                          ------------      ------------

                                                                          $ 14,284,124      $ 28,134,156
                                                                          ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ..........................................     $    233,957      $    496,448
  Accrued liabilities ...............................................        5,584,569         2,274,646
  Consumption taxes received ........................................          546,243           294,947
  Income taxes payable- foreign .....................................                -           825,000
  Note payable ......................................................        1,742,904                 -
  Deferred revenue ..................................................                -         3,589,532
  Liabilities of discontinued operations ............................                -        11,929,115
                                                                          ------------      ------------
    Total current liabilities .......................................        8,107,673        19,409,688
                                                                          ------------      ------------

LONG TERM  LIABILITIES:
  Convertible debentures ............................................        2,916,667         2,708,333
                                                                          ------------      ------------
                                                                             2,916,667         2,708,333
                                                                          ------------      ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    0 and 1,158 issued and outstanding (liquidation value $1,158,000)                -                12
  Common stock, $.01 par value, 200,000,000 shares authorized,
    108,165,157 and 97,425,181 issued and outstanding, respectively .        1,081,651           974,251
  Additional paid in capital ........................................       32,696,221        32,992,589
  Accumulated deficit ...............................................      (30,468,890)      (27,662,170)
  Treasury stock ....................................................          (50,000)          (50,000)
  Accumulated other comprehensive gain (loss) .......................              802          (238,547)
                                                                          ------------      ------------
    Total stockholder's equity ......................................        3,259,784         6,016,135
                                                                          ------------      ------------

                                                                          $ 14,284,124      $ 28,134,156
                                                                          ============      ============

                             See notes to consolidated financial statements.

                                                    3

                                               IA GLOBAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                               -----------------------------   -----------------------------
                                                                    2006           2005            2006            2005
                                                               -------------   -------------   -------------   -------------
                                                                (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE .....................................................  $   3,242,500   $     892,918   $   6,913,805   $     892,918

COST OF SALES ...............................................        807,521         426,961       2,326,458         426,961
                                                               -------------   -------------   -------------   -------------

GROSS PROFIT ................................................      2,434,979         465,957       4,587,347         465,957

Selling, general and administrative expenses ................      4,665,782         838,000       8,526,788       1,140,106
                                                               -------------   -------------   -------------   -------------

OPERATING LOSS ..............................................     (2,230,803)       (372,043)     (3,939,441)       (674,149)
                                                               -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
  Interest income ...........................................         27,084              96          57,089             707
  Interest expense and amortization of beneficial
    conversion feature ......................................       (196,509)           (301)       (391,424)           (301)
  Other income ..............................................         54,292             583         107,885             583
  Foreign currency transaction adjustment ...................       (129,580)        (91,791)       (129,448)        (74,378)
                                                               -------------   -------------   -------------   -------------
    Total other income (expense) ............................       (244,713)        (91,413)       (355,898)        (73,389)
                                                               -------------   -------------   -------------   -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .........     (2,475,516)       (463,456)     (4,295,339)       (747,538)

INCOME TAXES:
  Deferred benefit ..........................................       (592,870)              -        (949,190)              -
  Current provision .........................................              -               -               -               -
                                                               -------------   -------------   -------------   -------------

NET LOSS FROM CONTINUING OPERATIONS .........................     (1,882,646)       (463,456)     (3,346,149)       (747,538)

DISCONTINUED OPERATIONS
  Gain from disposal of discontinued operations .............        463,375          99,349         463,375          99,349
  (Loss) profit from discontinued operations ................              -        (526,642)         76,054        (786,954)
                                                               -------------   -------------   -------------   -------------

NET LOSS ....................................................  $  (1,419,271)  $    (890,749)  $  (2,806,720)  $  (1,435,143)
                                                               =============   =============   =============   =============

Per share of Common-
  Basic net loss per share from continuing operations .......  $       (0.02)  $       (0.01)  $       (0.03)  $       (0.01)
  Basic net loss per share from discontinued operations .....              -               -               -           (0.01)
                                                               -------------   -------------   -------------   -------------
  Total basic net loss per share ............................  $       (0.02)  $       (0.01)  $       (0.03)  $       (0.02)
                                                               =============   =============   =============   =============

  Diluted net loss per share from continuing operations .....  $       (0.02)  $       (0.01)  $       (0.03)  $       (0.01)
  Diluted net loss per share from discontinued operations ...              -               -               -           (0.01)
                                                               -------------   -------------   -------------   -------------
  Total diluted net loss per share ..........................  $       (0.02)  $       (0.01)  $       (0.03)  $       (0.02)
                                                               =============   =============   =============   =============

  Weighted average shares of common stock outstanding - Basic    108,165,157      84,691,939     106,630,028      83,539,798
  Weighted average shares of common stock and common
   equivalent shares outstanding - diluted ..................    108,165,157      84,691,939     106,630,028      83,539,798


                                       See notes to consolidated financial statements.

                                                              4

                                               IA GLOBAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                 Six Months Ended June 30,
                                                                                              ------------------------------
                                                                                                  2006              2005
                                                                                              ------------      ------------
                                                                                               (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..............................................................................     $ (2,806,720)     $ (1,435,143)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization .......................................................        1,013,599            90,510
    Amortization of beneficial conversion feature .......................................          208,334                 -
    Stock based compensation ............................................................           52,514                 -
  Changes in operating assets and liabilities:
    Accounts receivable .................................................................       (3,056,365)          (76,942)
    Notes receivable ....................................................................         (167,219)                -
    Prepaid expenses ....................................................................          (98,121)         (211,209)
    Other current assets ................................................................          (80,119)          203,772
    Income taxes receivable- foreign ....................................................         (417,785)                -
    Other assets ........................................................................         (398,650)            4,504
    Accounts payable ....................................................................         (262,491)           82,356
    Accrued and other liabilities .......................................................        3,309,923           852,726
    Net consumption tax payable .........................................................          166,286            52,968
    Income taxes payable - foreign ......................................................         (253,120)                -
    Deferred revenue ....................................................................       (3,589,532)         (558,250)
                                                                                              ------------      ------------
Net cash used in continuing operations ..................................................       (6,379,466)         (994,708)
  (Gain) loss from discontinued operations ..............................................         (539,429)          687,605
  Net cash used in discontinued operations ..............................................         (854,895)       (1,014,166)
  Net decrease in assets of discontinued operations .....................................       12,606,044         4,653,713
  Net (decrease) in liabilities of discontinued operations ..............................      (11,929,115)       (3,624,791)
                                                                                              ------------      ------------
NET CASH USED IN OPERATIONS .............................................................       (7,096,861)         (292,347)
                                                                                              ------------      ------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Purchases of capital expenditures .....................................................          (98,844)                -
  Repayment of loan receivable from QUIKCAT Australia Pty Ltd ...........................                -           150,000
  Proceeds from sale of QUIKCAT business unit and note receivable .......................                -            30,000
  Proceeds from sale of Fan Club Entertainment Co Ltd ...................................                -           185,000
  Repayment of loan receivable from affiliate of controlling shareholder group ..........        3,394,000                 -
  Proceeds from sale of Rex Tokyo Co, Ltd. ..............................................        1,300,000                 -
  Cash from Global Hotline, Inc. on date of acquisition .................................                -         1,240,037
                                                                                              ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES ...............................................        4,595,156         1,605,037
                                                                                              ------------      ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from long term debt ..........................................................        1,743,000                 -
  Repayment of long term debt ...........................................................                -               500
                                                                                              ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................................        1,743,000               500
                                                                                              ------------      ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................................         (758,705)        1,313,190

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................................          239,349          (246,051)

CASH AND CASH EQUIVALENTS, beginning of period ..........................................        4,460,986           359,174
                                                                                              ------------      ------------

CASH AND CASH EQUIVALENTS, end of period ................................................     $  3,941,630      $  1,426,313
                                                                                              ============      ============

Supplemental disclosures of cash flow information:
  Interest paid .........................................................................     $      2,292      $          -
  Taxes paid ............................................................................     $     79,030      $         93

Non-cash investing and financing activities:
  Common stock surrendered to company in payment of note receivable .....................     $    241,494      $          -
  Subscription receivable from convertible debentures ...................................     $          -      $  3,750,000
  Common stock issued for Global Hotline, Inc. ..........................................     $          -      $  3,097,500
  Issuance of loan receivable for sale of Fan Club Entertainment Co Ltd .................     $          -      $    755,000
  Issuance of loan receivable for sale of QUIKCAT business unit .........................     $          -      $    200,000
  Subscription receivable from sale of common stock .....................................     $          -      $     59,500
  Adjustment of intangible asset due to recognition of tax asset related
   to NOL carryforward from acquisition of Global Hotline, Inc. .........................     $    486,870      $          -

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

         IA Global divested several unprofitable operations in 2005 and 2006, including Fan Club Entertainment Co Ltd ("Fan Club") on May 12, 2005, IA Global Acquisition Co ("IA Acquisition") on July 1, 2005, the QuikCAT.Com Inc. ("QuikCAT") North America Internet accelerator business on May 28, 2005, and Rex Tokyo's 60% interest in Timothy World on August 16, 2005. IA Global divested its interest in Rex Tokyo on April 4, 2006. IA Global, Rex Tokyo, Global Hotline, IA Acquisition, and Fan Club are referred to herein collectively as the "company", unless reference is made to the respective operations of an individual entity comprising part of the group.

         The accompanying unaudited consolidated financial statements of IA Global, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2006 and 2005 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its wholly owned and majority-owned subsidiaries. In accordance with SFAS 144, the company accounted for Rex Tokyo, IA Acquisition and Fan Club as discontinued operations in its consolidated statements of operations. Inter-company items and transactions have been eliminated in consolidation.

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

EQUIPMENT - Equipment represents machinery, equipment and software, which are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the related assets, generally 2-3 years. Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally 2-3 years.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts receivable, accounts payable, notes payable and accrued liabilities and current portion of long term debt approximate fair value based on the short-term maturity of these instruments.

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

GLOBAL HOTLINE REVENUE RECOGNITION - Global Hotline revenue is derived from operating call centers and the reselling of telephone and broadband lines and insurance products in Japan. Revenue is considered realized when the services have been provided to the customer less an estimated return rate and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $0 of deferred revenue as of June 30, 2006.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months and six months ended June 30, 2006 and 2005.

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

         The company has stock options plans (the "Plans") that are described in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The company grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stock options are granted at the fair market value of the common stock. The Plans provide that the options shall have a life of up to ten years from the date of grant. The options granted under the Plans vest quarterly or annually over a period of three years. Certain options granted under the Plans vest over shorter periods. Under the Plans, the company may grant options for the purchase of up to 12 million shares. A total of 3.9 million shares of common stock are available for future grants under the Plans as of June 30, 2006. Options for the purchase of 7.6 million shares are outstanding as of June 30, 2006. A total of .5 million shares of common stock have been purchased, through the exercise of options issued under the Plans, since the Plans were implemented. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the Plans.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table.

                                        For the Three and Six Months Ended
                                                    June 30,
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
         _________

         * The company did not grant any option during the three and six months ended June 30, 2006.

         The company recorded $26,257 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2006 and $52,514 for the six months ended June 30, 2006 in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is approximately ($0.00) and ($0.00), respectively.

         No stock options were granted or exercised during the three months and six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, there is approximately $171,000 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 1.46 years.

         The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the three months and six months ended June 30, 2005, if the company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

                                                   For The Three    For The Six
                                                    Months Ended    Months Ended
                                                   June 30, 2005   June 30, 2005
                                                   -------------   -------------
Net loss available to common
    shareholders, as reported ..................    $  (890,749)    $(1,435,143)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards,
    net of related tax effects .................        (78,887)       (159,229)
                                                    -----------     -----------

Pro-forma net loss available to common
    shareholders ...............................    $  (969,636)    $(1,594,372)
                                                    ===========     ===========

Earnings per share:
    Basic and diluted- as reported .............    $     (0.01)    $     (0.02)
    Basic and diluted- pro-forma ...............    $     (0.01)    $     (0.02)


         The company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18. There are no non-employee stock options outstanding as of June 30, 2006.

MANAGEMENT SERVICES AGREEMENT - The company and Global Hotline implemented a Management Services Agreement on June 1, 2005 that will be renewed for successive one year periods starting on June 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Global Hotline is required to pay the company approximately $75,000 on a quarterly basis. On April 1, 2006, the Management Services Agreement was amended to require quarterly payments of approximately .75% of sales, to the extent Global Hotline is profitable. The March 2006 payment of approximately $25,000 was waived.

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

NET LOSS PER SHARE - The company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2006, there were options outstanding for the purchase of 7,600,000 common shares and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share.

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

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company implemented SFAS 123R in the first quarter of fiscal 2006. The company expects that SFAS 123R will have a significant impact on its consolidated financial statements.

         In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition form nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The company implemented SAB 107 in the first quarter of fiscal 2006, in conjunction with SFAS 123R. The company expects that SAB 107 will have a significant impact on our consolidated financial statements.

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

         Global Hotline was established on September 7, 2004 as a call center operator and reseller of telephone and broadband lines in Japan. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. The company operates two call centers with 430 seats and 465 employees and utilizes 4 agents with an additional approximate 165 seats to support the business.

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

         On December 13, 2005, Global Hotline entered into an amendment to this contract. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates and (ii) the targets of subscriber lines from quarterly targets to one target at the end of the contract. As a result of this amendment, Global Hotline recognized $2,980,000 of deferred revenue in the fourth quarter of 2005. As of December 31, 2005, Global Hotline did not achieve the required target of lines to be sold under the second contract and accrued $1,087,000 in penalties in December 2005. As of March 31, 2006, Global Hotline did not achieve the required target of lines to be sold under the second contract, as modified, and accrued $3,889,000 in penalties in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31, 2006. The company expects to finalize negotiations on the final penalty by September 2006. There is no guarantee that the company will be successful in reducing this penalty.

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

         In connection with this Agency Agreement, Global Hotline has established a third call center with 230 seats to sell these insurance products. The company expects to incur startup and training costs through September 30, 2006 until sales efforts are started and to incur losses into the December 2006 quarter on this and other new contracts.

         The company advanced 40,000,000 Yen on May 26, 2006 and 100,000,000 Yen on June 5, 2006. The total amount of approximately $1,261,000 at current exchange rates is due on demand and accrues interest at 3.5% per annum. The advances were used to expand the Global Hotline business.

         The company acquired its 100% ownership of Global Hotline from Mr. Hideki Anan (67%), Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan is the Chief Executive Officer of Global Hotline and is an experienced Japanese telecommunications executive. Mr. Isobe is affiliated with our majority shareholders.

         The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 15, 2006. The final allocation is as follows:

Purchase price:
Stock .....................................................         $ 3,097,500
Net operating loss recovery during the
 three months ended June 30, 2006 .........................            (486,869)
Net liabilities acquired (6/15/05) ........................           2,335,399
                                                                    -----------
Identifiable intangible assets ............................         $ 4,946,030
                                                                    ===========

         The pro-forma financial data for the acquisition for the six months ended June 30, 2005, was as follows:

                                                 Pre-Acquisition
                                  As Reported,    Operations of      Pro Forma,
                                   Six Months    Global Hotline      Six Months
                                     Ended          January 1-         Ended
                                 June 30, 2005    June 15, 2005    June 30, 2005
                                 -------------   ---------------   -------------
Revenues ......................   $   892,918      $ 5,109,288      $ 6,002,206

Loss before extraordinary items    (1,435,143)      (3,693,459)      (5,128,602)

Net loss ......................    (1,435,143)      (3,693,459)      (5,128,602)

Loss per common share .........         (0.02)                            (0.06)


         There were no material, nonrecurring items included in the reported the pro-forma results.

SUMMARY OF DISCONTINUED OPERATIONS

         On April 4, 2006, the company closed the sale of its 60.5% interest in Rex Tokyo back to Rex Tokyo. The company received $1,302,159 in payments during April to June 2006. The company divested Rex Tokyo due to operating losses of approximately $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. The company recorded a gain of $463,375 during the three months ended June 30, 2006.

         The following table sets forth for the discontinued operations for the company:

                                                       Six Months Ended June 30,
                                                       ------------------------
                                                          2006         2005
                                                       ----------  ------------

Revenues ............................................  $7,651,125  $ 13,744,054
Cost of sales .......................................   6,083,120    12,109,275
                                                       ----------  ------------
Gross Profit ........................................   1,568,005     1,634,779
Operating and other non-operating expenses ..........   1,427,106     3,576,775
Minority interest ...................................      49,655      (503,615)
Income taxes ........................................      15,190      (651,427)
                                                       ----------  ------------
Loss from discontinued operations ...................      76,054      (786,954)
(Loss) gain from disposal of discontinued operations      463,375        99,349
                                                       ----------  ------------
Total gain (loss) from discontinued operations ......  $  539,429  $   (687,605)
                                                       ==========  ============

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $3,666,585 and $610,220 as of June 30, 2006 and December 31, 2005, respectively. The company had the following customers with sales in excess of 10%, these are their respective percentage of consolidated revenue for the periods:

                                            June 30,          June 30,
                                              2006              2005
                                            --------          --------
         KDDI Network Solutions .......        45%               98%
         Internet Service Partners ....        36%                -

         KDDI is a Global Hotline customer. Internet Service Partners is an IA Partners customer. There were no other customers in excess of 10% in the respective periods.

         KDDI accounted for 19% and 0% of accounts receivable as of June 30, 2006 and December 31, 2006, respectively. Internet Service Partners accounted for 43% and 0% of total accounts receivable as of June 30, 2006 and December 31, 2005, respectively.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID COSTS

         Prepaid expenses were $528,455 and $430,334 as of June 30, 2006 and December 31, 2005, respectively. Such costs as of June 30, 2006 and December 31, 2005 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid expenses incurred by Global Hotline.

NOTE 6.  NOTES RECEIVABLE

         Notes receivable were $661,133 and $4,129,408 as of June 30, 2006 and December 31, 2005, respectively. Such assets as of June 30, 2006 included notes receivable from Ominira Networks LLC, a Delaware limited liability company ("Ominira"), to whom the company sold IA Acquisition in July 2005 and notes receivable for Global Hotline. As of December 31, 2005 notes receivable included
(i) TK Partners, formerly Cyber Holdings Co Ltd, from the divestiture of Fan Club, (ii) Ominira, from the sale of IA Acquisition (iii) GMB International, Inc., a party affiliated with our majority shareholder, ("GMB") and (iv) an officer and employees of Global Hotline.

         In December 2005, Global Hotline loaned 360,000,000 Yen to GMB. This increased the total amounts due from GMB to 400,000,000 Yen or approximately $3,394,000 at current exchange rates. GMB repaid 200,000,000 Yen on January 13, 2006 and the balance was scheduled for payment by January 31, 2006, but it was not repaid by that date. The advance was unsecured.

         On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 11, 2006, the parties entered into Amendment 3 to the Senior Secured Promissory Note. This Amendment modified the payments, with the balance of the loan, equal to 120,000,000 Yen or approximately $1,017,000 at current exchange rates, plus interest, due on April 30, 2006. On April 27, 2006 GMB repaid the remaining 120,000,000 Yen.

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

         On March 27, 2006, the company entered into Amendment No. 4 to the Promissory Note. The Promissory Note is now due in installments from March 2006 to June 2007 and the company received additional collateral of twenty one shares of Innovative Computing Group, Inc. ("ICG"), a privately-owned company affiliated with Ominira. The ICG shares are to be released back to ICG as Ominira makes the required payments under the amended Promissory Note and are valued at $30,000 per share for such purpose. As of June 30, 2006, the company had received $10,000 in note payments from this Promissory Note. The company is negotiating to obtain payment on the $35,000 that is past due.

NOTE 7.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $551,531 and $521,964 as of June 30, 2006 and December 31, 2005, respectively. Accumulated depreciation was $435,061 and $416,866 as of June 30, 2006 and December 31, 2005, respectively. Total depreciation expense was $163,505 and $12,652 for the six months ended June 30, 2006 and 2005, respectively.

         Property and equipment are comprised of the following:

                                    Estimated         June 30,     December 31,
                                   Useful Lives         2006           2005
                                  --------------    -----------    -----------
Property and equipment .......    24 months         $   795,052    $   751,915
Leasehold Improvements .......    12 - 27 months        191,540        186,915
                                                    -----------    -----------
                                                        986,592        938,830
Less: accumulated depreciation
 and amortization ............                         (435,061)      (416,866)
                                                    -----------    -----------
                                                    $   551,531    $   521,964
                                                    ===========    ===========
NOTE 8. INTANGIBLE ASSETS

         Intangible assets as of June 30, 2006 and December 31, 2005, respectively, consisted of the following:

                                    June 30,      December 31,
                                      2006            2005        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 4,946,030     $ 5,432,899         3 years
Less: accumulated amortization     (1,833,436)       (983,341)
                                  -----------     -----------
    Intangible Assets, net ...    $ 3,112,594     $ 4,449,558
                                  ===========     ===========

         Total amortization expense was $850,095 and $0 for the six months ended June 30, 2006 and 2005, respectively.

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach, as performed by an independent appraisal expert, based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with significant telecommunications companies.

         During the three months ended June 30, 2006, the company adjusted the intangible assets by $486,869 based on the utilization of net operating loss carryforwards that were assumed with the acquisition of Global Hotline.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $5,584,569 and $2,274,646 as of June 30, 2006 and December 31, 2005, respectively. Such liabilities as of June 30, 2006 and December 31, 2005 included (i) accrued agent commissions and salaries of Global Hotline and (ii) accrued penalties of approximately $3,889,000 and $1,086,000 as of June 30, 2006 and December 31, 2005, respectively, related to GHI and (iii) accrued interest for convertible debentures and legal fees for IA Global.

NOTE 10. NOTE PAYABLE

         On June 30, 2006 Global Hotline received a 200,000,000 Yen, or approximately $1,742,904 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         The loan requires a one time payment of 200,000,000 Yen on November 15, 2006, plus 5 monthly interest payments of 1.5% starting on June 30, 2006. The loan is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

NOTE 11. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company will use the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the six months ended June 30, 2006, the company expensed $208,932 of this beneficial conversion recorded as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         Convertible debentures .......................    $ 3,750,000
         Beneficial conversion ........................     (1,250,000)
                                                           -----------
                                                             2,500,000
         Amortization of beneficial conversion ........        416,667
                                                           -----------
                                                           $ 2,916,667
                                                           ===========

         The company received subscription agreements from thirty-four private Japanese investors. The terms of the convertible notes provide for a conversion price of $.30 per share, or 12,500,018 shares, until June 28, 2008, with an automatic conversion on June 28, 2008 at a 25% discount based on the trailing five day price prior to June 28, 2008. The coupon rate is 7.5% per annum payable in cash at the earlier of the conversion date or June 28, 2008. The company has filed a registration statement covering the shares issuable upon conversion. JPB (Switzerland) A.G., a party affiliated with our majority shareholder, advised the company on the transaction and was paid a $267,000 fee upon funding.

NOTE 12. RELATED PARTY RELATIONSHIPS WITH OUR CONROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of June 30, 2006, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki Isobe and Kyo Nagae collectively hold approximately 76.9% of the company's common stock. Such entities stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Mr. Hiroki Isobe or Mr. Kyo Nagae control our Controlling Stockholders.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of June 30, 2006, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
                                  Rex Tokyo Co. Ltd.....................0.0% (1)

                                  Global Hotline, Inc.................100.0%

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

Terra Firma Fund Ltd. owns:
                                  IA Global, Inc.......................12.1%

Inter Asset Japan Co., Ltd. owns:
                                  IA Global, Inc........................5.4%

Mr. Hiroki Isobe owns:
                                  IA Global, Inc........................4.1%

Kyo Nagae owns:
                                  IA Global, Inc........................1.4%

Global Hotline, Inc.              Inforidge Co Ltd....................100.0%

                                  IA Partners Co Ltd..................100.0%

                                  SG TELECOM, INC.....................100.0% (2)
_________

(1) Sold on April 4, 2006.

(2) Formed on April 4, 2006.


KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006 Mr. Kyo Nagae, Chief Financial Officer of Global Hotline, became President of IAJ and IAJ LBO Fund.

NOTE 13. EQUITY TRANSACTIONS

         During the six months ended June 30, 2006, the following stockholder equity events occurred:

         On January 30, 2006, Inter Asset Japan LBO No 1 Fund converted 1,158 shares of Series B Convertible Preferred Stock into 11,580,000 shares of the company's common stock.

         On March 10, 2006, Mr. Anan, President and Chief Executive Officer of Global Hotline, agreed to repay a note receivable of 29,679,135 Yen or approximately $241,000 plus interest, by transferring 840,024 shares of IA Global common stock to the company. The stock was valued at $.30 per share, the closing price of the common stock on March 9, 2006.

NOTE 14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

         On November 5, 2004, the company received notice from the American Arbitration Association in New York City that Mr. Badner, a former majority shareholder, commenced an arbitration proceeding against the company, IAJ, and certain of its officers relating to the September 25, 2002 Agreement and Assignment among the company, Mr. Badner and IAJ. Mr. Badner alleges (i) unrestricted shares of the companies stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $2.5 million plus interest related to the alleged breach of the Agreement and Assignment, $100,000 for damages suffered related to alleged fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined. Arbitration of Mr. Badner's claim was held in December 2005 and January 2006. The company does not expect a decision until the third quarter of 2006.

         In April 2006, the company received notice of a suit filed in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ, one of the company's stockholders. AMP filed similar claims in Nevada state court but voluntarily dismissed the claims without prejudice and may refile in Washington. The company believes that it has been improperly included in this dispute between AMP, Flashpoint and IAJ, and that there is no basis for the claims made by Flashpoint and AMP. The company will vigorously defend against these claims.

         The company has not provided for a provision in these litigation matters. The company believes there are no other pending legal proceedings that if adversely determined would have a material adverse effect on its business or financial condition.

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

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, which operates as a holding company, and (ii) Global Hotline, a call center operator and reseller of telephone and broadband lines and insurance products in Japan.

         The following table presents revenues, operating income (loss) and total assets by company for the three and six months ended June 30, 2006 and 2005:

(dollars in thousands)
                                               Global
                              IA Global,      Hotline,                    Discontinued
Company                          Inc.           Inc.           Total       Operations       Total
-------------------------     ----------      --------       --------     ------------    --------
Three Months Ended-
  June 30, 2006
  Revenue ...............      $      -       $  3,243       $  3,243       $      -      $  3,243

  Operating income (loss)          (448)        (1,783)        (2,231)             -        (2,231)

  Total assets ..........         2,788         11,496         14,284              -        14,284

  June 30, 2005
  Revenue ...............      $      -       $    893       $    893       $      -      $    893

  Operating loss ........          (167)          (205)          (372)             -          (372)

  Total assets ..........         5,031         10,160         15,191          9,186        24,377

Six Months Ended-
  June 30, 2006
  Revenue ...............      $      -       $  6,914       $  6,914       $      -      $  6,914

  Operating income (loss)          (949)        (2,990)        (3,939)             -        (3,939)

  Total assets ..........         2,788         11,496         14,284              -        14,284

  June 30, 2005
  Revenue ...............      $      -       $    893       $    893       $      -      $    893

  Operating loss ........          (469)          (205)          (674)             -          (674)

  Total assets ..........         5,031         10,160         15,191          9,186        24,377


                                                                          Discontinued
Geographic Region                U.S.          Japan           Total       Operations       Total
-------------------------      --------       --------       --------     ------------    --------
Three Months Ended-
  June 30, 2006
  Revenue ...............      $      -       $  3,243       $  3,243       $      -      $  3,243

  Operating income (loss)          (448)        (1,783)        (2,231)             -        (2,231)

  Total assets ..........         2,788         11,496         14,284              -        14,284

  June 30, 2005
  Revenue ...............      $      -       $    893       $    893       $      -      $    893

  Operating loss ........          (167)          (205)          (372)             -          (372)

  Total assets ..........         5,031         10,160         15,191          9,186        24,377

Six Months Ended-
  June 30, 2006
  Revenue ...............      $      -       $  6,914       $  6,914       $      -      $  6,914

  Operating income (loss)          (949)        (2,990)        (3,939)             -        (3,939)

  Total assets ..........         2,788         11,496         14,284              -        14,284

  June 30, 2005
  Revenue ...............      $      -       $    893       $    893       $      -      $    893

  Operating loss ........          (469)          (205)          (674)             -          (674)

  Total assets ..........         5,031         10,160         15,191          9,186        24,377


The following reconciles operating loss to net loss:

(dollars in thousands)
                                                   Three Months Ended         Six Months Ended
                                                        June 30,                  June 30,
                                                  ----------------------------------------------
                                                    2006         2005         2006         2005
                                                  -------      -------      -------      -------
Operating loss ..............................     $(2,231)     $  (372)     $(3,939)     $  (674)

Other income (expense) ......................        (245)         (91)        (356)         (74)
                                                  -------      -------      -------      -------

Loss  from continuing operations
  before income taxes .......................      (2,476)        (463)      (4,295)        (748)

Income tax benefit ..........................        (593)           -         (949)           -
                                                  -------      -------      -------      -------

Net loss from continuing operations .........      (1,883)        (463)      (3,346)        (748)

Gain from disposal of discontinued operations         464           99          463           99
(Loss)  profit from discontinued operations .           -         (527)          76         (786)
                                                  -------      -------      -------      -------

Net loss ....................................     $(1,419)     $  (891)     $(2,807)     $(1,435)
                                                  =======      =======      =======      =======

NOTE 16. SUBSEQUENT EVENTS

         On July 31, 2006, the Compensation Committee granted to Mr. Ishii, a director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $0.16 per share based on the adjusted closing price on July 28, 2006, the last trading day before the Compensation Committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on July 30, 2016.

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         The loan requires a one time payment of 300,000,000 Yen on January 31, 2007, plus 6 monthly interest payments of 2.5% starting on July 31, 2006. The loan is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

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

INTRODUCTION

         We have incurred net losses of $2.1 million, $1.4 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services. We expect our net loss to continue for the foreseeable future.

         We intend to continue to operate primarily as a holding company. We intend to grow our Global Hotline business, which is well positioned to take advantage of recent changes in the Japanese telecommunications and insurance markets. Also, we intend to increase the number of our majority-owned companies by acquiring primarily Japanese small to midsize companies in the telecommunication and technology markets.

         On April 4, 2006, we closed the sale of its 60.5% interest in Rex Tokyo back to Rex Tokyo. We received $1,302,159 in payments during April to June 2006. We divested Rex Tokyo due to operating losses of approximately $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. We recorded a gain of $463,375 during the three months ended June 30, 2006.

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the year ended December 31, 2005 and six months ended June 30, 2006, we expensed $208,000 and $208,000, respectively, of this beneficial conversion recorded as interest expense. We closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         On June 30, 2006 Global Hotline received a 200,000,000 Yen, or approximately $1,743,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         The loan requires a one time payment of 300,000,000 Yen on January 31, 2007, plus 6 monthly interest payments of 2.5% starting on July 31, 2006. The loan is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

         We advanced 40,000,000 Yen on May 26, 2006 and 100,000,000 Yen on June 5, 2006. The total amount of approximately $1,261,000 at current exchange rates is due on demand and accrues interest at 3.5% per annum. The advances were used to expand the Global Hotline business.

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

         o Expanding the Global Hotline business by renewing its contracts with its primary customers.

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

         o Its contracts with significant telecommunication and insurance companies may not be renewed;

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

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         o It has notes payable which require repayment in November 2006 and January 2007.

         In addition, the Global Hotline business has a concentration of customers and suppliers with four significant customers and four agents, respectively. During the year ended December 31, 2005, one customer accounted for substantially all of Global Hotline's revenue in 2005, although Global Hotline expects to diversify its customer base in 2006. The Global Hotline business is dependent upon its ability to operate efficiently by maintaining tight control on its cash flows. Any change in these factors could adversely affect Global Hotline's ability to achieve the rates in the contracts and to operate as a call center and reseller of telephone and broadband lines in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to our Controlling Shareholder Group

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

         Our controlling shareholders thus far have indicated a willingness to support our financing efforts. However, entities affiliated with our controlling shareholder group defaulted on obligations owed to our subsidiaries during 2005 and 2006. While the defaults have been cured, there can be no assurance that our controlling shareholder group will continue to provide financial support to us.

OUR STRATEGY

         We intend to continue to operate primarily as a holding company. We intend to grow our Global Hotline business, which is well positioned to take advantage of recent changes in the Japanese telecommunications and insurance markets. Also, we intend to increase the number of our majority-owned companies by acquiring primarily Japanese small to midsize companies in the telecommunication and technology markets.

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

(dollars in thousands)
                                                                      Three Months Ended June 30,
                                                          --------------------------------------------------
                                                            2006          2005      $ Variance    % Variance
                                                          --------------------------------------------------
Revenue ............................................      $ 3,243       $   893       $ 2,350        263.2%

Cost of sales ......................................          808           427           381         89.2%
                                                          -------       -------       -------       ------

Gross profit .......................................        2,435           466         1,969        422.5%
                                                          -------       -------       -------       ------

Selling, general and administrative expenses .......        4,666           838         3,828        456.8%
                                                          -------       -------       -------       ------

Operating loss .....................................       (2,231)         (372)       (1,859)      -499.7%
                                                          -------       -------       -------       ------

Other Income (Expense):
Interest income ....................................           27             -            27        100.0%
Interest expense and amortization of beneficial
    conversion feature .............................         (196)            -          (196)      -100.0%
Other Income .......................................           54             1            53       5300.0%
Foreign currency transaction adjustment ............         (130)          (92)          (38)        41.3%
                                                          -------       -------       -------       ------
Total other income (expense) .......................         (245)          (91)         (154)       169.2%
                                                          -------       -------       -------       ------
Loss from continuing operations before income  taxes       (2,476)         (463)       (2,013)      -434.8%
Income taxes:
Current benefit ....................................         (593)            -          (593)      -100.0%
Deferred provision .................................            -             -             -          0.0%
                                                          -------       -------       -------       ------
Net loss from continuing operations ................       (1,883)         (463)       (1,420)      -306.7%
Gain from disposal of discontinued operations ......          464            99           365        368.7%
(Loss) profit from discontinued operations .........            -          (527)          527        100.0%
                                                          -------       -------       -------       ------
Net loss ...........................................      $(1,419)      $  (891)      $  (528)       -59.3%
                                                          =======       =======       =======       ======
(dollars in thousands)
                                                                       Six Months Ended June 30,
                                                          --------------------------------------------------
                                                            2006          2005      $ Variance    % Variance
                                                          --------------------------------------------------
Revenue ............................................      $ 6,914       $   893       $ 6,021        674.2%

Cost of sales ......................................        2,326           427         1,899        444.7%
                                                          -------       -------       -------       ------

Gross profit .......................................        4,588           466         4,122        884.5%
                                                          -------       -------       -------       ------

Selling, general and administrative expenses .......        8,527         1,140         7,387        648.0%
                                                          -------       -------       -------       ------

Operating loss .....................................       (3,939)         (674)       (3,265)      -484.4%
                                                          -------       -------       -------       ------

Other Income (Expense):
Interest income ....................................           57             1            56       5600.0%
Interest expense and amortization of beneficial
    conversion feature .............................         (391)            -          (391)      -100.0%
Other Income .......................................          108             -           108        100.0%
Foreign currency transaction adjustment ............         (130)          (75)          (55)        73.3%
                                                          -------       -------       -------       ------
Total other income (expense) .......................         (356)          (74)         (282)       381.1%
                                                          -------       -------       -------       ------
Loss from continuing operations before income taxes        (4,295)         (748)       (3,547)      -474.2%
Income taxes:
Current benefit ....................................         (949)            -          (949)      -100.0%
Deferred provision .................................            -             -             -          0.0%
                                                          -------       -------       -------       ------
Net loss from continuing operations ................       (3,346)         (748)       (2,598)      -347.3%
Gain from disposal of discontinued operations ......          463            99           364        367.7%
(Loss) profit from discontinued operations .........           76          (786)          862        109.7%
                                                          -------       -------       -------       ------
Net loss ...........................................      $(2,807)      $(1,435)      $(1,372)       -95.6%
                                                          =======       =======       =======       ======

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

NET REVENUE

         Net revenue for the three months ended June 30, 2006 increased $2,350,000 to $3,243,000, as compared to the three months ended June 30, 2005. Global Hotline continues to renegotiate $3,889,000 in penalties related to a contract with a significant telecommunication company. We believe that the penalties resulted from certain contractual changes that were implemented by the significant telecommunication customer, which reduced sales during the three months ended March 31, 2006. We expect to finalize negotiations on the final penalty by September 2006 and there is no guarantee that we will be successful in reducing the penalties.

COST OF SALES

         Cost of sales for the three months ended June 30, 2006 increased $381,000 to $808,000 as compared to the three months ended June 30, 2005. Global Hotline's cost of sales primarily related to outsourced call center operations to support the contracts with a significant Japanese telecommunication company.

EXPENSES

         Selling, general and administrative expenses for the three months ended June 30, 2006 increased $3,828,000 to $4,666,000, as compared to the year ended June 30, 2005. This was due to increased operating expenses, primarily due to $26,000 in expenses related to legal claims, $26,000 related to the implementation of SFAS 123 R and $4,218,000 related to Global Hotline, which was acquired on June 15, 2005. During the three months ended June 30, 2006, Global Hotline increased its expenses to expand the operations for the contracts with the four significant telecommunication and insurance companies.

         For 2006 and 2005, the selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition Global Hotline on June 15,2005 and expenses related to legal claims.

OTHER INCOME/EXPENSE

         Other expense for the three months ended June 30, 2006 was $245,000 as compared to other expense of $91,000 for the three months ended June 30, 2005. The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $196,000 and a foreign currency transaction adjustment of $130,000.

         The 2005 other expense was primarily due to foreign currency translation adjustment.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $1,883,000 for the three months ended June 30, 2006 as compared to a net loss of $463,000 for the three months ended June 30, 2005. The reasons for the increased loss were due to the increased expenses from legal claims, implementing new accounting pronouncements and Global Hotline expenses to expand the operations for the contracts with the four significant telecommunication and insurance companies, as more fully discussed above.

NET LOSS

         Net loss was $1,419,000 for the three months ended June 30, 2006 as compared to a net loss of $891,000 for the three months ended June 30, 2005. The reasons for the increased loss were due to the increased operating expenses as more fully discussed above.

         In accordance with SFAS 144, we accounted for the Rex Tokyo gain from disposal of discontinued of operations of $464,000 for the three months ended June 30, 2006 as total gain from discontinued operations in our consolidated statement of operations.

         In accordance with SFAS 144, we accounted for the Rex Tokyo loss of $361,000, the Fan Club net gain of $47,000 and the IA Acquisition loss of $114,000 for the three months ended June 30, 2005 as total loss from discontinued operations in our consolidated statement of operations.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

NET REVENUE

         Net revenue for the six months ended June 30, 2006 increased $6,021,000 to $6,914,000, as compared to the six months ended June 30, 2005. Global Hotline continues to renegotiate $3,889,000 in penalties related to a contract with a significant telecommunication company. We believe that the penalties resulted from certain contractual changes that were implemented by the significant telecommunications customer, which reduced sales during the three months ended March 31, 2006. We expect to finalize negotiations on the final penalty by September 2006 and there is no guarantee that we will be successful in reducing the penalties.

COST OF SALES

         Cost of sales for the six months ended June 30, 2006 increased $1,899,000 to $2,326,000 as compared to the six months ended June 30, 2005. Global Hotline's cost of sales primarily related to outsourced call center operations to support the contracts with the significant Japanese telecommunication company.

EXPENSES

         Selling, general and administrative expenses for the six months ended June 30, 2006 increased $7,387,000 to $8,527,000, as compared to the six months ended June 30, 2005. This was due to increased operating expenses of $200,000 related to IA Global, primarily due to $190,000 in expenses related to legal claims, $26,000 related to the implementation of SFAS 123 R and $7,578,000 related to Global Hotline, which was acquired on June 15, 2005. During the three months ended June 30, 2006, Global Hotline increased its expenses to expand the operations for the contracts with the four significant telecommunication and insurance companies.

         For 2006 and 2005, the selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition Global Hotline on June 15, 2005 and expenses related to legal claims.

OTHER INCOME/EXPENSE

         Other expense for the six months ended June 30, 2006 was $356,000 as compared to other expense of $74,000 for the three months ended June 30, 2005. The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $391,000 and a foreign currency translation adjustment of $130,000, offset by other income of $108,000.

         The 2005 other expense was primarily due to foreign currency translation adjustment.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $3,346,000 for the six months ended June 30, 2006 as compared to a net loss of $748,000 for the six months ended June 30, 2005. The reasons for the increased loss were due to the increased expenses from legal claims, implementing new accounting pronouncements and increased Global Hotline expenses to expand the operations for the contracts with the four significant telecommunication and insurance companies, as more fully discussed above.

NET LOSS

         Net loss was $2,807,000 for the six months ended June 30, 2006 as compared to a net loss of $1,435,000 for the six months ended June 30, 2005. The reasons for the increased loss were due to the increased operating expenses as more fully discussed above.

         In accordance with SFAS 144, we accounted for the Rex Tokyo gain from disposal of discontinued of operations of $464,000 and profit from discontinued operations of $76,000 for the six months ended June 30, 2006 as total gain from discontinued operations in our consolidated statement of operations.

         In accordance with SFAS 144, we accounted for the Rex Tokyo loss of $375,000, the Fan Club net loss of $158,000 and the IA Acquisition loss of $155,000 for the six months ended June 30, 2005 as total loss from discontinued operations in our consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $3,942,000 and net working capital of approximately $1,378,000 as of June 30, 2006. We have incurred net losses of $2.1 million, $1.4 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services. We expect our net loss to continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the year ended December 31, 2005 and six months ended June 30, 2006, we expensed $208,000 and $208,000, respectively, of this beneficial conversion, which was recorded as interest expense. We closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         On June 30, 2006 Global Hotline received a 200,000,000 Yen, or approximately $1,743,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         We advanced 40,000,000 Yen on May 26, 2006 and 100,000,000 Yen on June 5, 2006. The total amount of approximately $1,261,000 at current exchange rates is due on demand 15, 2006 and accrues interest at 3.5% per annum. The advances were used to expand the Global Hotline business.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and subsidiaries, to acquire businesses and to maintain the AMEX requirement of $6 million in stockholders' equity for continued listing of our shares. Our major shareholders thus far have indicated a willingness to support our financing efforts. However, there can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.1 million as of June 30, 2006, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt and $0.1 million raised from a capital contribution. In addition, we have issued equity for non-cash items totaling $13.6 million, including $6.9 million issued for services, $3.4 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable with approximately $1.7 million and convertible debentures with approximately $2.9 million outstanding as of June 30, 2006.

OPERATING ACTIVITIES

         Net cash used in continuing operations for the six months ended June 30, 2006 was $6,379,000. This amount was primarily related to a net loss of $2,807,000, an increase in accounts receivable of $3,056,000 a decrease of in deferred revenue of $3,590,000. This was offset by depreciation and amortization of $1,014,000 and an increase in accrued and other liabilities of $3,310,000.

INVESTING ACTIVITIES

         Net cash provided by investing activities for the six months ended June 30, 2006 was $4,595,000. This amount relates to the purchase of capital expenditures, sale of Rex Tokyo on April 4, 2006 and the repayment of a note receivable from an affiliate of our controlling shareholder group.

         On April 4, 2006, we closed the sale of our 60.5% interest in Rex Tokyo back to Rex Tokyo. We received $1,302,159 in payments during April to June 2006. We divested Rex Tokyo due to operating losses of approximately $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. We recorded a gain of $463,375 during the three months ended June 30, 2006.

         In December 2005, Global Hotline loaned 360,000,000 Yen to GMB. This increased the total amounts due from GMB to 400,000,000 Yen. GMB repaid 200,000,000 Yen on January 13, 2006 and the balance was scheduled for payment by January 31, 2006, but was not paid by that date. The advance was unsecured.

         On April 7, 2006, GMB repaid 80,000,000 Yen, reducing the balance to 120,000,000 Yen, plus interest. On April 11, 2006, the parties entered into Amendment 3 to the Senior Secured Promissory Note. This Amendment modified the payments, with the balance of the loan, equal to 120,000,000 Yen or approximately $1,017,000 at current exchange rates, plus interest, due on April 30, 2006. On April 27, 2006 GMB repaid the remaining 120,000,000 Yen.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the six months ended June 30, 2006 was $1,743,000. This amount related primarily to net proceeds from issuance of a note payable by Global Hotline.

         On June 30, 2006 Global Hotline received a 200,000,000 Yen, or approximately $1,743,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         We advanced 40,000,000 Yen on May 26, 2006 and 100,000,000 Yen on June 5, 2006. The total amount of approximately $1,261,000 at current exchange rates is due on demand and accrues interest at 3.5% per annum. The advances were used to expand the Global Hotline business.

         Other Material Commitments. The company's contractual cash obligations as of June 30, 2006 are summarized in the table below (1):

Contractual                                    Less Than                                      Greater Than
Cash Obligations                 Total           1 Year        1-3 Years       3-5 Years         5 Years
-------------------------      ----------      ----------      ----------      ----------      ----------
Operating leases ........      $1,057,247      $  679,699      $  309,662      $   67,886      $        0

Note payable ............      $1,742,904      $1,742,904      $        0      $        0      $        0

Capital expenditures ....      $  100,000      $  100,000      $        0      $        0      $        0

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

         Global Hotline revenue was derived from operating call centers and the reselling of telephone and broadband lines and insurance products in Japan. Revenue is considered realized when the services have been provided to the customer less an estimated return rate and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $0 of deferred revenue as of June 30, 2006.

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

LITIGATION COSTS

         We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly review the status of pending legal actions to evaluate the amount and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future. We have not provided provisions for any litigation matters as of June 30, 2006.

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

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company implemented SFAS 123R in the first quarter of fiscal 2006. We expect that SFAS 123R will have a significant impact on our consolidated financial statements.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act")and Section 21E of the Exchange Act) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

WE COULD BE DE-LISTED BY THE AMERICAN STOCK EXCHANGE

         On July 6, 2006, we received notice from the staff of AMEX indicating that we were not in compliance with Section 1003(a)(iii) of the AMEX Company Guide, in that our stockholder' equity is less than $6 million and it has sustained losses from continuing operations and/or net losses in its five most recent fiscal years.

         In order to maintain listing of the Company's common stock on AMEX, we submitted a plan by July 17, 2006, advising AMEX of the actions we have taken, or will take, that would bring it into compliance with the applicable listing standards. If AMEX accepts the plan, we may be able to continue its listing during the plan period of up to 6 months or December 16, 2006, during which time we will be subject to periodic review to determine whether we are making progress consistent with the plan. If AMEX does not accept our plan, or even if accepted, and we are not in compliance with the continued listing standards at the end of the 6 month period or we do not make progress consistent with the plan during such period, AMEX may initiate delisting proceedings with respect to the common stock. If our common stock was to be de-listed by AMEX, we expect that our shares would continue to be traded as a bulletin board stock.

         Not maintaining stockholders' equity above $6,000,000 may cause AMEX to delist our shares, which would materially affect the ability of our stockholders to dispose of their shares, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

THE COMPANY IS EXPOSED TO LEGAL CLAIMS.

         On November 5, 2004, we received notice from the American Arbitration Association in New York City that Mr. Badner, a former majority shareholder, commenced an arbitration proceeding against us, IAJ, and certain of our officers relating to the September 25, 2002 Agreement and Assignment among the company, Mr. Badner and IAJ. Mr. Badner alleges (i) unrestricted shares of our stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $2.5 million plus interest related to the alleged breach of the Agreement and Assignment, $100,000 for damages suffered related to alleged fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined. Arbitration of Mr. Badner's claim was held in December 2005 and January 2006. We do not expect a decision until the third quarter of 2006.

         In April 2006, we received notice of a suit filed in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ, one of our stockholders. AMP filed similar claims in Nevada state court but voluntarily dismissed the claims without prejudice and may refile in Washington. We believe that we have been improperly included in this dispute between AMP, Flashpoint and IAJ, and that there is no basis for the claims made by Flashpoint and AMP. We will vigorously defend against these claims.

         We have not provided for a provision in these litigation matters. We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

WE ARE EXPOSED TO CHANGES IN THE TELECOMMUNICATION AND INSURANCE INDUSTRIES.

         The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. Global Hotline may be affected by the following factors that would impact its ability to operate as a call center and reseller of telephone and broadband lines in Japan.

         o Its contracts with significant telecommunication and insurance companies may not be renewed;

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

         o Changes in the availability of employees or wages paid to employees to operate the call centers; and

         o  Loss of key personnel.

         o It has notes payable which require repayment in November 2006 and January 2007.

         In addition, the Global Hotline business has a concentration of customers and suppliers with four customers and four agents, respectively. During the year ended December 31, 2005, one customer accounted for substantially all of Global Hotline's revenue in 2005, although Global Hotline expects to diversify its customer base in 2006. Our business is dependent upon our ability to operate efficiently by maintaining tight control on cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a call center and reseller of telephone and broadband lines and insurance products in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses and to maintain AMEX requirements of $6 million in stockholders' equity for continued listing our shares. There can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

         As of June 30, 2006, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki Isobe and Kyo Nagae collectively hold approximately 76.9% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages described in this Form 10-Q excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures. Such entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae controls each of our Controlling Stockholders.

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

RISKS RELATED TO OUR CONTROLLING SHAREHOLDER GROUP

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

         Our Controlling Shareholders thus far have indicated a willingness to support our financing efforts. However, entities affiliated with our controlling shareholder group defaulted on obligations owing to our subsidiaries during 2005 and 2006. While the defaults have been cured, there can be no assurance that our controlling shareholder group will continue to provide financial support to us.

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

OUR CUSTOMER BASE IS CONCENTRATED.

         Global Hotline has contracts with three major Japanese telecommunications companies and a major United States insurance company and entered into contracts with agents to outsource call center operations. The loss of these contracts would have a material adverse impact on Global Hotline's ability to meet its requirements under its contract with its principal customer.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2006, 108.2 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other Company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal stockholders and other Company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

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

WE ARE SUBJECT TO COMPETITIVE PRESSURES.

         We face competition from entities that provide competing call center operations, including entities that resell telephone and broadband lines and insurance products in Japan. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         We were exposed to foreign currency risks due to the sale of Rex Tokyo on April 4, 2006 and the acquisition of Global Hotline on June 15, 2005. These businesses operate in Japan.

         We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         After giving effect to the disposition of Rex Tokyo, which we sold on April 4, 2006, the company is exposed to interest rate risk at Global Hotline.

         On June 30, 2006 Global Hotline received a 200,000,000 Yen, or approximately $1,743,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         The loan requires a one time payment of 200,000,000 Yen on November 15, 2006, plus 5 monthly interest payments of 1.5% starting on June 30, 2006. The loan is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         The loan requires a one time payment of 300,000,000 Yen on January 31, 2007, plus 6 monthly interest payments of 2.5% starting on July 31, 2006. The loan is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective in ensuring that (1)information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

         During the quarter, our subsidiary Global Hotline entered into a financial transaction on June 30, 2006 and the Form 8-K was not filed until July 11, 2006. We have reviewed this deficiency and the company has taken remedial steps to address this issue.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On November 5, 2004, we received notice from the American Arbitration Association in New York City that Mr. Badner, a former majority shareholder, commenced an arbitration proceeding against us, IAJ, and certain of our officers relating to the September 25, 2002 Agreement and Assignment among the company, Mr. Badner and IAJ. Mr. Badner alleges (i) unrestricted shares of our stock to which he was entitled under the agreement were not delivered as per the terms of the agreement, (ii) unspecified commitments to engage in future business ventures with Mr. Badner were not made, and (iii) damages resulting from intentional misrepresentation. Mr. Badner is seeking damages of $2.5 million plus interest related to the alleged breach of the Agreement and Assignment, $100,000 for damages suffered related to alleged fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined. Arbitration of Mr. Badner's claim was held in December 2005 and January 2006. We do not expect a decision until the third quarter of 2006.

         In April 2006, we received notice of a suit filed in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ, one of our stockholders. AMP filed similar claims in Nevada state court but voluntarily dismissed the claims without prejudice and may refile in Washington. We believe that we have been improperly included in this dispute between AMP, Flashpoint and IAJ, and that there is no basis for the claims made by Flashpoint and AMP. We will vigorously defend against these claims.

         We have not provided for a provision in these litigation matters. We believe there are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS.

         For information regarding factors that could affect the company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Factors that May Affect Future Results" included in
Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On June 9, 2006, the Company held its 2006 Annual Meeting of Stockholders. Of the 108,165,157 shares of common stock outstanding as of record date of May 5, 2006, 102,890,389 shares, or 95.1 percent of the Company's common stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the stockholders were as follows:

         Elect four directors to the Company's board of directors, each to serve for a term of one year or until a successor has been elected and qualified:

Name                        Votes For       Votes Withheld      Broker Non-Votes
----                        ---------       --------------      ----------------

Raymond J. Christinson     102,669,630         220,759                N/A
Eric La Cara               102,669,630         220,759                N/A
Mark E. Scott              102,669,630         220,759                N/A
Dr. Jun Kumamoto           102,851,540          38,849                N/A

ITEM 5.  OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the three months ended June 30, 2006 that were not filed.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------

10.1 Share Sale Agreement dated April 4, 2006 among IA Global, Inc., Rex Tokyo Co Ltd and Hiroyuki Ejima. (1)

10.2 Amendment 3 to Senior Secured Promissory Note dated April 11, 2006 between Global Hotline, Inc. and GMB International Inc. (2)

10.3 Agency Contract dated April 14, 2006 between Japan Telecom Invoicing, Inc. and Global Hotline, Inc. (English translation)(3)

10.5 Agreement dated April 25, 2006 between Global Hotline, Inc. and KDDI Networks and Solutions. (English translation)(3)

10.6 Agency Ordering Agreement dated May 10, 2006 between IA Partners Co Ltd and AFLAC Co Ltd. (English translation) (4)

10.7 Business Agency Contract dated May 10, 2006 between IA Partners Co Ltd and AFLAC Co Ltd. (English translation)(4)

10.8 Working Capital Loan dated June 30, 2006 between Global Hotline Inc. and Risona Bank Co Ltd. (English translation)(4)

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

(3) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q, dated May 15, 2006 and filed May 15, 2006, and incorporated herein by reference.

(4)      Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IA Global, Inc.
                                        (Registrant)

Date: August 11, 2006                   By: /s/ Mark Scott
                                        ------------------
                                        Mark Scott,
                                        President and Chief Financial Officer
                                        (Principal Executive and Financial
                                        and Accounting Officers)