Form 10-Q
period 2006-09-30
IA GLOBAL INC
filed 2006-11-14
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 Yes [ ] No [X]

      As of November 14, 2006 there were issued and outstanding 109,165,157 shares of the Registrant's Common Stock.

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

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................23

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....43

     Item 4.   Controls and Procedures .......................................43


PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................43

     Item 1A.  Risk Factors...................................................44

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....44

     Item 3.   Defaults Upon Senior Securities ...............................44

     Item 4.   Submission of Matters to a Vote of Security Holders ...........44

     Item 5.   Other Information .............................................44

     Item 6.   Exhibits ......................................................45

Signatures ...................................................................45

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                                                          September 30,     December 31,
                                                                              2006              2005
                                                                          ------------      ------------
                                                                           (unaudited)        (audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .........................................     $  5,263,423      $  4,460,986
  Accounts receivable, net of allowance for doubtful accounts of $ 0         4,547,414           610,220
  Prepaid expenses ..................................................          497,320           430,334
  Notes receivable ..................................................          759,070         4,129,408
  Other current assets ..............................................          243,866           189,783
  Deferred tax asset ................................................          113,283                 -
  Assets from discontinued operations ...............................                -        12,606,044
                                                                          ------------      ------------
    Total current assets ............................................       11,424,376        22,426,775

EQUIPMENT, NET ......................................................          466,360           521,964

OTHER ASSETS
  Intangible assets, net ............................................        2,715,242         4,449,558
  Other assets ......................................................        1,036,947           735,859
                                                                          ------------      ------------

                                                                          $ 15,642,925      $ 28,134,156
                                                                          ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ..........................................     $     82,845      $    496,448
  Accrued liabilities ...............................................        5,811,950         2,274,646
  Consumption taxes received ........................................           75,028           294,947
  Income taxes payable- foreign .....................................                -           825,000
  Note payable - current portion of long term debt ..................        4,646,143                 -
  Deferred revenue ..................................................          195,836         3,589,532
  Liabilities of discontinued operations ............................                -        11,929,115
                                                                          ------------      ------------
    Total current liabilities .......................................       10,811,802        19,409,688
                                                                          ------------      ------------

LONG TERM  LIABILITIES:
  Long term debt ....................................................          217,506                 -
  Convertible debentures ............................................        3,020,833         2,708,333
                                                                          ------------      ------------
                                                                             3,238,339         2,708,333
                                                                          ------------      ------------

STOCKHOLDER'S EQUITY:
  Series B Preferred stock, $.01 par value, 5,000 shares authorized
    0 and 1,158 issued and outstanding (liquidation value $1,158,000)                -                12
  Common stock, $.01 par value, 200,000,000 shares authorized,
    109,165,157 and 97,425,181 issued and outstanding, respectively .        1,091,651           974,251
  Additional paid in capital ........................................       32,798,541        32,992,589
  Accumulated deficit ...............................................      (31,647,552)      (27,662,170)
  Treasury stock ....................................................          (50,000)          (50,000)
  Accumulated other comprehensive loss ..............................         (599,856)         (238,547)
                                                                          ------------      ------------
    Total stockholder's equity ......................................        1,592,784         6,016,135
                                                                          ------------      ------------

                                                                          $ 15,642,925      $ 28,134,156
                                                                          ============      ============

                             See notes to consolidated financial statements.

                                                    3

                                                 IA GLOBAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30,                   September 30,
                                                                    -----------------------------   -----------------------------
                                                                         2006            2005            2006            2005
                                                                    -------------   -------------   -------------   -------------
                                                                     (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE ..........................................................  $   4,483,291   $   7,106,092   $  11,397,096   $   7,999,010

COST OF SALES ....................................................        604,571       2,125,678       2,931,029       2,552,639
                                                                    -------------   -------------   -------------   -------------

GROSS PROFIT .....................................................      3,878,720       4,980,414       8,466,067       5,446,371

Selling, general and administrative expenses .....................      5,029,250       4,338,862      13,556,038       5,478,968
                                                                    -------------   -------------   -------------   -------------

OPERATING (LOSS) PROFIT ..........................................     (1,150,530)        641,552      (5,089,971)        (32,597)
                                                                    -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
  Interest income ................................................         20,196          26,836          77,285          27,543
  Interest expense and amortization of beneficial
    conversion feature ...........................................       (229,316)       (191,714)       (620,740)       (192,015)
  Other income ...................................................         51,106          89,192         158,991          89,775
  Foreign currency transaction adjustment ........................              -           5,574        (129,448)        (68,804)
                                                                    -------------   -------------   -------------   -------------
    Total other income (expense) .................................       (158,014)        (70,112)       (513,912)       (143,501)
                                                                    -------------   -------------   -------------   -------------

(LOSS) PROFIT FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .....     (1,308,544)        571,440      (5,603,883)       (176,098)

INCOME TAXES:
  Current benefit ................................................       (129,881)              -      (1,079,071)              -
  Current provision ..............................................              -               -               -               -
                                                                    -------------   -------------   -------------   -------------

NET (LOSS) PROFIT FROM CONTINUING OPERATIONS .....................     (1,178,663)        571,440      (4,524,812)       (176,098)

DISCONTINUED OPERATIONS
  Gain from disposal of discontinued operations ..................              -         209,657         463,375         309,006
  (Loss) gain from discontinued operations .......................              -         (47,213)         76,054        (834,167)
                                                                    -------------   -------------   -------------   -------------

NET (LOSS) PROFIT ................................................  $  (1,178,663)  $     733,884   $  (3,985,383)  $    (701,259)
                                                                    =============   =============   =============   =============

Per share of Common-
  Basic net (loss) profit per share from continuing operations ...  $       (0.01)  $        0.01   $       (0.04)  $       (0.00)
  Basic net (loss) profit per share from discontinued operations .              -           (0.00)           0.01           (0.01)
                                                                    -------------   -------------   -------------   -------------
  Total basic net (loss) profit per share ........................  $       (0.01)  $        0.01   $       (0.04)  $       (0.01)
                                                                    =============   =============   =============   =============

  Diluted net (loss) profit per share from continuing operations .  $       (0.01)  $        0.01   $       (0.04)  $       (0.00)
  Diluted net (loss) profit per share from discontinued operations              -           (0.00)           0.01           (0.01)
                                                                    -------------   -------------   -------------   -------------
  Total diluted net (loss) profit per share ......................  $       (0.01)  $        0.00   $       (0.04)  $       (0.01)
                                                                    =============   =============   =============   =============

  Weighted average shares of common stock outstanding - basic ....    108,415,157      97,404,529     107,231,610      88,178,181
  Weighted average shares of common stock and common
    equivalent shares outstanding - diluted ......................    108,415,157     109,543,458     107,231,610      88,178,181

                                          See notes to consolidated financial statements.

                                                                 4

                                          IA GLOBAL, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
                                                                                        2006               2005
                                                                                    ------------       ------------
                                                                                     (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................      $ (3,985,383)      $   (701,259)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization ............................................         1,508,194            656,308
    Amortization of beneficial conversion feature ............................           312,500            104,166
    Amortization of financing cost ...........................................                 -             22,222
    Stock based compensation .................................................            84,834                  -
    Common stock issued for services .........................................                 -              6,000
  Changes in operating assets and liabilities:
    Accounts receivable ......................................................        (3,937,194)          (149,258)
    Notes receivable .........................................................          (265,156)           254,700
    Prepaid expenses .........................................................           (66,986)           373,866
    Other current assets .....................................................           (54,083)          (125,408)
    Deferred tax asset .......................................................          (113,283)                 -
    Other assets .............................................................          (301,088)           (58,687)
    Accounts payable - trade .................................................          (413,603)           (14,818)
    Accrued liabilities ......................................................         3,537,305          1,173,125
    Net consumption tax payable ..............................................          (304,929)           195,510
    Income taxes payable - foreign ...........................................          (253,120)                 -
    Deferred revenue .........................................................        (3,393,696)           249,578
                                                                                    ------------       ------------
  Net cash (used in) provided by continuing operations .......................        (7,645,688)         1,986,045
    Loss from discontinued operations ........................................          (539,429)          (525,161)
    Net cash (used in) provided by discontinued operations ...................          (854,895)          (235,892)
    Net decrease (increase) in assets of discontinued operations .............        12,606,044          4,952,701
    Net (decrease) increase in liabilities of discontinued operations ........       (11,929,115)        (3,397,906)
                                                                                    ------------       ------------
NET CASH (USED IN) PROVIDED BY OPERATIONS ....................................        (8,363,083)         2,779,787
                                                                                    ------------       ------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Purchases of capital expenditures ..........................................          (198,802)          (367,476)
  Repayment of loan receivable from QUIKCAT Australia Pty Ltd ................                 -            150,000
  Proceeds from sale of QUIKCAT business unit and note receivable ............                 -             85,000
  Proceeds from sale of Fan Club Entertainment Co Ltd ........................                 -            185,000
  Repayment of loan receivable from affiliate of controlling shareholder group         3,394,000                  -
  Proceeds from sale of Rex Tokyo Co, Ltd. ...................................         1,300,000                  -
  Loan to affiliate of majority shareholder ..................................                 -         (2,654,632)
  Cash from Global Hotline, Inc. on date of acquisition ......................                 -          1,240,037
                                                                                    ------------       ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........................         4,495,198         (1,362,071)
                                                                                    ------------       ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from long term debt ...............................................         4,999,000                  -
  Proceeds from issuance of convertible debentures ...........................                 -          3,483,000
  Repayment of loan payable - related party ..................................                 -           (593,662)
  Proceeds from exercise of stock options ....................................            80,000             59,500
                                                                                    ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................         5,079,000          2,948,838
                                                                                    ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................         1,211,115          4,366,554

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................          (408,678)          (343,250)

CASH AND CASH EQUIVALENTS, beginning of period ...............................         4,460,986            359,174
                                                                                    ------------       ------------

CASH AND CASH EQUIVALENTS, end of period .....................................      $  5,263,423       $  4,382,478
                                                                                    ============       ============

Supplemental disclosures of cash flow information:
  Interest paid ..............................................................      $     34,708       $     17,447
  Taxes paid .................................................................      $    234,506       $      2,504

Non-cash investing and financing activities:
  Common stock surrendered to company in payment of note receivable ..........      $    241,494       $          -
  Conversion of Series B Preferred stock into common stock ...................      $    115,800       $          -
  Common stock issued for Global Hotline, Inc. ...............................      $          -       $  3,097,500
  Beneficial conversion feature recognized with issuance of convertible debt .      $          -       $  1,250,000
  Issuance of loan receivable for sale of Fan Club Entertainment Co Ltd ......      $          -       $    571,193
  Issuance of loan receivable for sale of QUIKCAT business unit ..............      $          -       $    200,000
  Adjustment of intangible asset due to recognition of tax asset related
   to NOL carryforward from acquisition of Global Hotline, Inc. ..............      $    486,870       $          -

                                   See notes to consolidated financial statements.

                                                          5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION:

         IA Global, Inc. ("IA Global") is a public holding company focused on acquiring primarily Asian Pacific companies that operate in the telecommunication and finance markets. IA Global also owns a 100% equity interest in Global Hotline, Inc. ("Global Hotline"), which operates call centers and is a reseller of telephone and broadband lines and medical insurance in Japan. On October 19, 2006, the company acquired a 36% equity interest in Australian Secured Financial Limited and its affiliates, Australian Secured Investments Ltd and ADJ Services Pty Ltd. (collectively, "ASFL") which raises funds through the issuance of debentures in Australia and provides short term loans for the purpose of business or investment in Australia that are secured by real property.

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

         The accompanying unaudited consolidated financial statements of IA Global, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2006 and 2005 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2005.

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

GLOBAL HOTLINE REVENUE RECOGNITION - Global Hotline revenue is derived from operating call centers and the reselling of telephone and broadband lines and medical insurance products in Japan. Revenue is considered realized when the services have been provided to the customer less an estimated return rate and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $195,836 of deferred revenue as of September 30, 2006.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months and nine months ended September 30, 2006 and 2005.

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

STOCK BASED COMPENSATION - Effective January 1, 2006, the company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of 123-R. In addition, the company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

         Prior to January 1, 2006, the company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the company's consolidated statements of operations when the exercise price of the company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of September 30, 2006, 2.3 million options with a weighted average exercise price of $.20 and a weighted average remaining life of 9.05 years, remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 2.75 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award.

         The company has stock options plans (the "Plans") that are described in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The company grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stock options are granted at the fair market value of the common stock. The Plans provide that the options shall have a life of up to ten years from the date of grant. The options granted under the Plans vest quarterly or annually over a period of three years. Certain options granted under the Plans vest over shorter periods. Under the Plans, the company may grant options for the purchase of up to 12 million shares. A total of 6.3 million shares of common stock are available for future grants under the Plans as of September 30, 2006. Options for the purchase of 4.2 million shares are outstanding as of September 30, 2006. A total of 1.5 million shares of common stock have been purchased, through the exercise of options issued under the Plans, since the Plans were implemented. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the Plans.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the assumptions noted in the following table.

                                 For the Three Months        For the Nine Months
                                  Ended September 30,        Ended September 30,
                                  -------------------        -------------------
                                  2006          2005         2006          2005
                                  ----          ----         ----          ----
Risk free interest rate ....      4.96%         3.75%        4.96%         3.75%
Expected life ..............      8 yrs        10 yrs        8 yrs        10 yrs
Dividend rate ..............      0.00%         0.00%        0.00%         0.00%
Expected volatility ........       107%           65%         107%           65%

         The company recorded $32,320 of compensation expense, net of related tax effects, relative to stock options for the three months ended September 30, 2006 and $84,834 for the nine months ended September 30, 2006 in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is approximately ($0.00) and ($0.00), respectively.

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

         On August 15, 2006, the compensation committee granted to Mr. Christinson, Kumamoto and La Cara, Directors, stock options to purchase 150,000 shares of common stock. In addition, the Compensation Committee granted to Mr. Scott, the company's President, CFO and a Director, stock options to purchase 250,000 shares of common stock. The options were granted at the fair market price of $0.16 per share based on the adjusted closing price on August 14, 2006, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on August 14, 2016.

         On September 7, 2006, Alan Margerison, a former director of the company, exercised a stock option grant totaling 1,000,000 shares at $.08 per share. Mr. Margerison forfeited a stock option grant totaling 1,000,000 shares at $.20 per share.

         As of September 30, 2006, there is approximately $264,627 of total unrecognized compensation costs related to granted stock options that are unvested. These costs are expected to be recognized over a weighted average period of 1.9 years.

         The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the three months and nine months ended September 30, 2005, if the company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

                                                 For The Three     For The Nine
                                                 Months Ended      Months Ended
                                                 September 30,     September 30,
                                                     2005              2005
                                                 -------------     -------------
Net loss available to common
    shareholders, as reported .............        $ 733,884         $(701,259)

Deduct: total stock-based employee
    compensation determined under fair
    value based method for all awards, net
    of related tax effects ................          (99,875)         (259,104)
                                                   ---------         ---------
Pro-forma net loss available to common
    Shareholders ..........................        $ 634,009         $(960,363)
                                                   =========         =========
Earnings per share:
    Basic and diluted- as reported ........        $    0.01         $   (0.01)
    Basic and diluted- pro-forma ..........        $    0.01         $   (0.01)

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123 and EITF 96-18. There are no non-employee stock options outstanding as of September 30, 2006.

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

NET LOSS PER SHARE - The company has adopted SFAS 128, "Earnings per Share." Basic net profit (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net profit (loss) per common share is computed by dividing income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding during the period. As of September 30, 2006, there were options outstanding for the purchase of 4,200,000 common shares and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share. Common stock equivalents during the three months ended September 30, 2005 include stock options and preferred stock.

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

         In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a significant impact on the companies consolidated financial statements.

         In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the provisions of FIN No. 48 to determine the impact on its consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157 ("FAS 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB has previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practices. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The company is currently evaluating the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

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

         Global Hotline was established on September 7, 2004 as a call center operator and reseller of telephone and broadband lines in Japan. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to choose their telephone service provider. The company operates four call centers with 172 full-time employees and 270 part time employees and utilizes five agents with an additional approximate 180 seats to support the business.

         Global Hotline had a contract with a significant Japanese telecommunication company, KDDI Network and Solutions ("KDDI") that initially covered the period March 16, 2005 through March 31, 2006, and required Global Hotline to sell subscriber lines based on agreed monthly targets.

         On December 13, 2005, Global Hotline entered into an amendment to the contract with KDDI. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates and (ii) the targets of subscriber lines from quarterly targets to one target at the end of the contract. As of March 31, 2006, Global Hotline did not achieve the required target of lines to be sold under this contract, as modified, and accrued $3,889,000 in penalties in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31, 2006. The company expects to finalize negotiations on the final penalty, if any, by December 2006. There is no guarantee that the company will be successful in reducing this penalty.

         On April 25, 2006, Global Hotline entered into an additional agreement with KDDI. Pursuant to this agreement, which is governed by the Business Outsourcing Basic Agreement entered into in September 2004, Global Hotline has agreed to sell telephone products on behalf of KDDI, with sales commissions payable from 30-90 days. In addition, the agreement includes a volume incentive and additional service commission if certain volume targets are achieved during the six month agreement. The agreement expired on September 30, 2006, but the company continues to sell to KDDI.

         On December 22, 2005, IA Partners Co Ltd ("IA Partners"), a wholly owned subsidiary of Global Hotline, entered into an agreement (the "Partner Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of Internet Service Partners, with sales commissions payable from 30-120 days. The Partner Contract expires on December 22, 2006, and is automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. During September 2006, the company significantly increased to the number of personnel assigned to the Internet Service Partners contract and made a corresponding decrease personnel in for the KDDI contract. This change was implemented to maximize revenue and profits for the company. As of November 14, 2006, IA Partners has not received a notice of termination.

         On April 14, 2006, SG Telecom Inc. ("SG"), a 100% owned subsidiary of Global Hotline established on April 4, 2006, entered into an Agency Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commission's payable from 30-90 days. The Agency Contract expires on April 14, 2007, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date.

         On May 10, 2006, IA Partners entered into an Agency Agreement with AFLAC Co Ltd ("AFLAC"), a Japanese company. Pursuant to this Agency Agreement, IA Partners agreed to sell insurance products starting on approximately June 1, 2006 on behalf of AFLAC, with sales commission's payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement expires on May 2, 2007, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement maybe cancelled under certain conditions.

         On October 16, 2006, IA Partners announced an Agency Agreement with American Home Assurance Ltd ("AHA"), a Japanese company. Pursuant to this Agency Agreement, IA Partners agreed to sell health and cancer insurance products on behalf of AHA, with sales commission's payable from 30-120 days and ongoing commissions to the extent the customer continues to maintain the insurance. The Agency Agreement maybe cancelled under certain conditions.

         The company advanced 40,000,000 Yen on May 26, 2006 and 100,000,000 Yen on June 5, 2006 to Global Hotline. The total amount of approximately $1,261,000 at current exchange rates is due on demand and accrues interest at 3.5% per annum. The advances were used to expand the Global Hotline business. These advances and any accrued interest expense for Global Hotline and interest income for the company have been eliminated in consolidation.

         The company acquired its 100% ownership of Global Hotline from Mr. Hideki Anan (67%), Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan is the Chief Executive Officer of Global Hotline and is an experienced Japanese telecommunications executive. Mr. Isobe is affiliated with our majority shareholders.

         The cost to acquire these assets has been allocated to the assets acquired according to estimated fair values as follows:

Purchase price:
Stock .....................................................         $ 3,097,500
Net operating loss recovery during the
 three months ended September 30, 2006 ....................            (486,869)
Net liabilities acquired (6/15/05) ........................           2,335,399
                                                                    -----------
Identifiable intangible assets ............................         $ 4,946,030
                                                                    ===========

         The pro-forma financial data for the acquisition for the nine months ended September 30, 2005, was as follows:

                                                             Pre-Acquisition
                                        As Reported,          Operations of          Pro Forma,
                                        Nine Months          Global Hotline         Nine Months
                                           Ended               January 1-              Ended
                                     September 30, 2005       June 15, 2005      September 30, 2005
                                     ------------------      ---------------     ------------------
Revenues ......................         $  7,999,010          $  5,109,288          $ 13,108,298
Loss before extraordinary items             (701,259)           (3,693,459)           (4,394,718)
Net loss ......................             (701,259)           (3,693,459)           (4,394,718)
Loss per common share .........                (0.01)                    -                 (0.05)

         There were no material, nonrecurring items included in the reported the pro-forma results.

SUMMARY OF DISCONTINUED OPERATIONS

         On April 4, 2006, the company closed the sale of its 60.5% interest in Rex Tokyo back to Rex Tokyo. The company received $1,302,159 in payments during April to June 2006. The company divested Rex Tokyo due to operating losses of approximately $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. The company recorded a gain from disposal of $463,375 during the nine months ended September 30, 2006.

         The following table sets forth the discontinued operations for the company:
                                                        Nine Months Ended
                                                           September 30,
                                                       2006            2005
                                                   ------------    ------------
Revenue .......................................    $  7,651,125    $ 23,453,215
Cost of sales .................................       6,083,120      19,902,475
                                                   ------------    ------------
Gross profit ..................................       1,568,005       3,550,740
Operating and non-operating expenses ..........       1,427,106       5,137,698
Minority interest .............................          49,655        (428,292)
Income taxes ..................................          15,190        (324,499)
                                                   ------------    ------------
Profit (loss) from discontinued operations ....          76,054        (834,167)
Gain from disposal of discontinued operations .         463,375         309,006
                                                   ------------    ------------
Total gain (loss) from discontinued operations     $    539,429    $   (525,161)
                                                   ============    ============

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $4,547,414 and $610,220 as of September 30, 2006 and December 31, 2005, respectively. The company had the following customers with sales in excess of 10%, these are their respective percentage of consolidated revenue for the periods:

                                         Three Months Ended September 30,
                                              2006              2005
                                            --------          --------
         KDDI Network Solutions .........       1%               97%
         Internet Service Partners ......      66%                -
         Japan Telecom Invoice Co. ......      14%                -
         AFLAC ..........................      11%                -

                                          Nine Months Ended September 30,
                                              2006              2005
                                            --------          --------
         KDDI Network Solutions .........      28%               97%
         Internet Service Partners ......      48%                -

         KDDI is a Global Hotline customer. Internet Service Partners and AFLAC are IA Partner's customers. Japan Telecom Invoice Co is a SG Telecom customer. There were no other customers, other than the above, in excess of 10% in the respective periods. During September 2006, the company significantly increased the number of personnel assigned to the Internet Service Partners contract and made a corresponding decrease personnel in for the KDDI contract. This change was implemented to maximize revenue and profits for the company.

         KDDI accounted for 5% and 0% of accounts receivable as of September 30, 2006 and December 31, 2005, respectively. Internet Service Partners accounted for 72% and 0% of total accounts receivable as of September 30, 2006 and December 31, 2005, respectively. Japan Telecom Invoice Co. accounted for 7% and 0% of total accounts receivable as of September 30, 2006 and December 31, 2005, respectively. AFLAC accounted for 4% and 0% of total accounts receivable as of September 30, 2006 and December 31, 2005, respectively.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID COSTS

         Prepaid expenses were $497,320 and $430,334 as of September 30, 2006 and December 31, 2005, respectively. Such costs as of September 30, 2006 and December 31, 2005 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid expenses incurred by Global Hotline.

NOTE 6.  NOTES RECEIVABLE

         Notes receivable were $759,070 and $4,129,408 as of September 30, 2006 and December 31, 2005, respectively. Such assets as of September 30, 2006 included notes receivable from Ominira Networks LLC, a Delaware limited liability company ("Ominira"), to whom the company sold IA Acquisition in July 2005 and notes receivable for Global Hotline. As of December 31, 2005 notes receivable included (i) TK Partners, formerly Cyber Holdings Co Ltd, from the divestiture of Fan Club, (ii) Ominira, from the sale of IA Acquisition (iii) GMB International, Inc., a party affiliated with our majority shareholder, ("GMB") and (iv) an officer and employees of Global Hotline.

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

         On March 27, 2006, the company entered into Amendment No. 4 to the Promissory Note. The Promissory Note is now due in installments from March 2006 to June 2007 and the company received additional collateral of twenty one shares of Innovative Computing Group, Inc. ("ICG"), a privately-owned company affiliated with Ominira. The ICG shares are to be released back to ICG as Ominira makes the required payments under the amended Promissory Note and are valued at $30,000 per share for such purpose. As of September 30, 2006, the company had received $10,000 in note payments from this Promissory Note. The company is negotiating to obtain payment on the $125,000 that is past due. The continues to monitor the note receivable, but is does not consider it impaired based on the collateral from ICG.

NOTE 7.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $466,360 and $521,964 as of September 30, 2006 and December 31, 2005, respectively. Accumulated depreciation was $593,136 and $416,866 as of September 30, 2006 and December 31, 2005, respectively. Total depreciation expense was $260,747 and $125,708 for the nine months ended September 30, 2006 and 2005, respectively.

         Property and equipment are comprised of the following:

                                    Estimated      September 30,    December 31,
                                   Useful Lives         2006            2005
                                  --------------    -----------     -----------
Property and equipment .......    24 months         $   873,587     $   751,915
Leasehold Improvements .......    12 - 27 months        185,909         186,915
                                                    -----------     -----------
                                                      1,059,496         938,830
Less: accumulated depreciation
 and amortization ............                         (593,136)       (416,866)
                                                    -----------     -----------
                                                    $   466,360     $   521,964
                                                    ===========     ===========
NOTE 8.  INTANGIBLE ASSETS

         Intangible assets as of September 30, 2006 and December 31, 2005, respectively, consisted of the following:

                                 September 30,    December 31,
                                      2006            2005        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 4,946,030     $ 5,432,899         3 years
Less: accumulated amortization     (2,230,788)       (983,341)
                                  -----------     -----------
    Intangible assets, net ...    $ 2,715,242     $ 4,449,558
                                  ===========     ===========

         Total amortization expense was $397,352 and $452,742 for the three months ended September 30, 2006 and 2005, respectively.

         Total amortization expense was $1,247,447 and $530,600 for the nine months ended September 30, 2006 and 2005, respectively.

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach, as performed by an independent appraisal expert, based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with significant telecommunications companies.

         During the nine months ended September 30, 2006, the company adjusted the intangible assets by $486,869 based on the utilization of net operating loss carryforwards that were assumed with the acquisition of Global Hotline.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $5,811,950 and $2,274,646 as of September 30, 2006 and December 31, 2005, respectively. Such liabilities as of September 30, 2006 and December 31, 2005 included (i) accrued agent commissions and salaries of Global Hotline and (ii) accrued penalties of approximately $3,889,000 and $1,086,000 as of September 30, 2006 and December 31, 2005, respectively, related to GHI and (iii) accrued interest for convertible debentures and (iv) legal fees for IA Global.

NOTE 10. NOTES PAYABLE

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

         On September 11, 2006, IA Partners received a 45,000,000 Yen, or approximately $385,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         The loan requires monthly payments of 4,500,000 Yen or approximately $38,000 at current exchange rates starting on November 11, 2006 with a final payment due on August 31, 2007. The loan provides for interest at 1.625% and is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

         On September 29, 2006, Global Hotline received a 30,000,000 Yen, or approximately $255,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         The loan requires monthly payments of 357,000 Yen or approximately $3,000 at current exchange rates starting on October 31, 2006 with a final payment of 369,000 Yen or approximately $3,000 due on August 31, 2013. The loan provides for interest at 2.125% payable monthly starting on September 30, 2006 and is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

NOTE 11. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company will use the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the nine months ended September 30, 2006, the company expensed $208,932 of this beneficial conversion recorded as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         Convertible debentures .......................    $ 3,750,000
         Beneficial conversion ........................     (1,250,000)
                                                           -----------
                                                             2,500,000
         Amortization of beneficial conversion ........        520,833
                                                           -----------
                                                           $ 3,020,883
                                                           ===========

         The company received subscription agreements from thirty-four private Japanese investors. The terms of the convertible notes provide for a conversion price of $.30 per share, or 12,500,018 shares, until June 28, 2008, with an automatic conversion on June 28, 2008 at a 25% discount based on the trailing five day price prior to June 28, 2008. The coupon rate is 7.5% per annum payable in cash at the earlier of the conversion date or June 28, 2008. The company filed a registration statement, which became effective in August 2005, covering the shares issuable upon conversion. JPB (Switzerland) A.G., a party affiliated with our majority shareholder, advised the company on the transaction and was paid a $267,000 fee upon funding.

NOTE 12. RELATED PARTY RELATIONSHIPS WITH OUR CONROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of September 30, 2006, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki Isobe and Kyo Nagae collectively hold approximately 76.2% of the company's common stock. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Mr. Hiroki Isobe or Mr. Kyo Nagae control our Controlling Stockholders.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of September 30, 2006, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
                                  Global Hotline, Inc.................100.0%

Inter Asset Japan LBO No. 1 Fund owns:
                                  IA Global, Inc.......................27.2%

PBAA Fund Ltd. owns:
                                  IA Global, Inc.......................26.2%

Terra Firma Fund Ltd. owns:
                                  IA Global, Inc.......................12.0%

Inter Asset Japan Co., Ltd. owns:
                                  IA Global, Inc........................5.3%

Mr. Hiroki Isobe owns:
                                  IA Global, Inc........................4.1%

Kyo Nagae owns:
                                  IA Global, Inc........................1.4%

Global Hotline, Inc.              Inforidge Co Ltd....................100.0%

                                  IA Partners Co Ltd..................100.0%

                                  SG Telecom, Inc.  ..................100.0% (1)
_________
(1) Formed on April 4, 2006.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006, Mr. Kyo Nagae, Chief Financial Officer of Global Hotline, became President of IAJ and IAJ LBO Fund.

NOTE 13. EQUITY TRANSACTIONS

         During the nine months ended September 30, 2006, the following stockholder equity events occurred:

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

         On September 7, 2006, Alan Margerison, a former director of the company, exercised a stock option grant totaling 1,000,000 shares at $.08 per share. Mr. Margerison forfeited a stock option grant totaling 1,000,000 shares at $.20 per share.

NOTE 14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

         On August 18, 2006, the company received an Interim Award of Arbitrator ("Interim Award") from the American Arbitration Association related to the case of Mr. Badner against the company and Inter Asset Japan ("IAJ"), a shareholder in the company. The Interim Award denied certain claims made by Mr. Badner, but awarded him $55,000 plus interest for indemnification of expenses paid by Mr. Badner in connection with our defense in a prior lawsuit and arbitration proceeding brought by a third party. The Interim Award also provided for briefing on the question of whether the company, IAJ, or Mr. Badner are entitled to recover expenses incurred in the prosecution or defense of the arbitration, and, if so, the amount to be paid. The expense brief was submitted in October 2006 and this issue is expected to be resolved during the fourth quarter of 2006.

         As previously disclosed, Mr. Badner was seeking damages of $2.5 million plus interest related to the alleged breach of the September 25, 2002 Agreement and Assignment between the parties, and $100,000 for damages suffered related to alleged fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined at the arbitration hearings.

         On August 21, 2006, Mr. Badner refiled a lawsuit in the Supreme Court of the State of New York, New York County against one of our officers alleging defamation, libel, slander and intentional interference with a contractual relationship. The case was previously dismissed on April 10, 2006 for lack of proper service. On September 21, 2006, the officer filed a motion to dismiss the case for lack of proper service, lack of personal jurisdiction over the officer, and for failure to state a claim. A hearing is expected during the fourth quarter of 2006.

         In April 2006, the company received notice of a suit filed against IAJ, the company and others in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ. In September and October 2006, the company received notice of claims filed in the King County Superior Court proceeding by AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. The company filed a motion to dismiss the claims made by Flashpoint against the company for lack of personal jurisdiction over the company and for failure to state a claim. A hearing is expected during the first quarter of 2007. The company believes that it has been improperly included in this dispute between AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and IAJ, and that there is no basis for the claims made by the parties against the company. The company will vigorously defend against these claims.

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

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, which operates as a holding company, and (ii) Global Hotline, a call center operator and reseller of telephone and broadband lines and medical insurance products in Japan.

         The following table presents revenues, operating income (loss) and total assets by company for the three and nine months ended September 30, 2006 and 2005:

(dollars in thousands)
                                               Global
                              IA Global,      Hotline,                    Discontinued
Company                          Inc.           Inc.           Total       Operations       Total
-------------------------     ----------      --------       --------     ------------    --------
Three Months Ended-
  September 30, 2006
  Revenue ...............      $      -       $  4,483       $  4,483       $      -      $  4,483

  Operating income (loss)          (295)          (856)        (1,151)             -        (1,151)

  Total assets ..........         2,467         13,176         15,643              -        15,643

  September 30, 2005
  Revenue ...............      $      -       $  7,106       $  7,106       $      -      $  7,106

  Operating loss ........          (367)         1,009            642              -           642

  Total assets ..........         5,045         11,980         17,025          8,838        25,863

Nine Months Ended-
  September 30, 2006

  Revenue ...............      $      -         11,397       $ 11,397       $      -      $ 11,397

  Operating income (loss)        (1,244)        (3,846)        (5,090)             -        (5,090)

  Total assets ..........         2,467         13,176         15,643              -        15,643

  September 30, 2005
  Revenue ...............      $      -       $  7,999       $  7,999       $      -      $  7,999

  Operating loss ........          (838)           805            (33)             -           (33)

  Total assets ..........         5,045         11,980         17,025          8,838        25,863

                                                                          Discontinued
Geographic Region                U.S.          Japan           Total       Operations       Total
-------------------------      --------       --------       --------     ------------    --------
Three Months Ended-
  September 30, 2006
  Revenue ...............      $      -       $  4,483       $  4,483       $      -      $  4,483

  Operating income (loss)          (295)          (856)        (1,151)             -        (1,151)

  Total assets ..........         2,467         13,176         15,643              -        15,643

  September 30, 2005
  Revenue ...............      $      -       $  7,106       $  7,106       $      -      $  7,106

  Operating loss ........          (367)         1,009            642              -           642

  Total assets ..........         5,045         11,980         17,025          8,838        25,863

Nine Months Ended-
  September 30, 2006
  Revenue ...............      $      -       $ 11,397       $ 11,397       $      -      $ 11,397

  Operating income (loss)        (1,244)        (3,846)        (5,090)             -        (5,090)

  Total assets ..........         2,467         13,176         15,643              -        15,643

  September 30, 2005
  Revenue ...............      $      -       $  7,999       $  7,999       $      -      $  7,999

  Operating loss ........          (838)           805            (33)             -           (33)

  Total assets ..........         5,045         11,980         17,025          8,838        25,863

The following reconciles operating loss to net loss:

(dollars in thousands)
                                                   Three Months Ended         Six Months Ended
                                                      September 30,             September 30,
                                                  --------------------      --------------------
                                                    2006         2005         2006         2005
                                                  -------      -------      -------      -------
Operating (loss) profit .....................     $(1,151)     $   642      $(5,090)     $   (33)

Other income (expense) ......................        (158)         (71)        (514)        (143)
                                                  -------      -------      -------      -------

(Loss) profit from continuing operations
  before income taxes .......................      (1,309)         571       (5,604)        (176)

Income tax benefit ..........................        (130)           -       (1,079)           -
                                                  -------      -------      -------      -------

Net (loss) profit from continuing operations       (1,179)         571       (4,525)        (176)

Gain from disposal of discontinued operations           -          210          464          309

(Loss)  profit from discontinued operations .           -          (47)          76         (834)
                                                  -------      -------      -------      -------

Net loss ....................................     $(1,179)     $   734      $(3,985)     $  (701)
                                                  =======      =======      =======      =======

NOTE 16. SUBSEQUENT EVENTS

         On October 19, 2006, the company closed its 36% equity investment in Australian Secured Financial Limited and its affiliates Australian Secured Investments Ltd and ADJ Services Pty Ltd. (collectively, "ASFL"). The transaction is structured as a share exchange in which the company issued 4,375 of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") that is exchangeable into 43,750,000 shares of its common stock upon certain conditions discussed below in exchange for 36% of ASFL's outstanding common shares. The parties valued the company's common stock at $.16 per share, which was the closing market price on October 2, 2006 and the day before the signing of the initial term sheet on October 3, 2006. In addition, the company paid $250,000 at closing and agreed to pay $125,000 within ninety days of closing and $125,000 within one hundred and eighty days of closing. The total value of the investment is $7,500,000. The company increased its stockholder's equity on a pro forma basis as follows:

Stockholder's equity as of September 30, 2006 ....................    $1,592,784
Equity resulting from AQSFL transaction ..........................     7,000,000
                                                                      ----------
Pro forma stockholder's equity with closed ASFL transaction ......    $8,592,784
                                                                      ==========

         The exchange into the company's common stock is subject to the earlier of approval of the stockholders of the company or de-listing from AMEX. The company intends to seek shareholder approval as soon as possible.

         Australian Secured Investments Ltd raises funds through the issuance of debentures in Australia and provides short term loans for the purpose of business or investment in Australia that are secured by real property. Australian Secured Investments Ltd has an Australian Financial Services License issued by the Australian Securities & Investments Commission.

         The Series A-1 Preferred Stock were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

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

         We intend to continue to operate primarily as a holding company. We intend to grow our Global Hotline business, which is well positioned to take advantage of recent changes in the Japanese telecommunications and medical insurance markets. Also, we intend to increase the number of our majority-owned companies by acquiring primarily Asia Pacific small to midsize companies in the telecommunication and finance markets.

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

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We used the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they September 30, 2006, we expensed $208,000 and $313,000, respectively, of this beneficial conversion recorded as interest expense. We closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         On June 30, 2006 Global Hotline received a 200,000,000 Yen, or approximately $1,743,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         On September 11, 2006, IA Partners received a 45,000,000 Yen, or approximately $385,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         On September 29, 2006, Global Hotline received a 30,000,000 Yen, or approximately $255,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

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

         o Maximize Global Hotline revenues and profits by allocating personnel to higher margin contracts.

         o Expanding the Global Hotline business by renewing its contracts with its primary customers.

         o Maximize the profits of our equity investment in ASFL.

         o Expanding operations by selectively acquiring other quality companies primarily in the Asia Pacific region.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks associated with our AMEX listing, legal claims, risks related to our Global Hotline business, mergers and acquisitions, customer concentration, limited insurance and other matters. These risks and uncertainties are discussed in "Factors That May Effect Future Results." The following is a discussion that addresses key business risks facing Global Hotline and the risks associated with a notes receivable from one of our principal shareholders.

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

         o  Loss of key personnel; and

         o It has notes payable which requires repayments in November 2006 and January 2007.

         In addition, the Global Hotline business has a concentration of customers with five customers. During the year ended December 31, 2005, one customer accounted for substantially all of Global Hotline's revenue in 2005, Global Hotline has diversified its customer base in 2006. Our business is dependent upon our ability to operate efficiently by maintaining tight control on cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a call center and reseller of telephone and broadband lines and insurance products in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

OUR STRATEGY

         We intend to continue to operate primarily as a holding company. We intend to grow our Global Hotline business, which is well positioned to take advantage of recent changes in the Japanese telecommunications and insurance markets. We intend to maximize our profits in our equity investment in ASFL. Also, we intend to increase the number of our majority-owned companies by acquiring primarily Asia Pacific small to midsize companies in the telecommunication and finance markets.

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

(dollars in thousands)
                                                                   Three Months Ended September 30,
                                                          --------------------------------------------------
                                                            2006          2005      $ Variance    % Variance
                                                          --------------------------------------------------
Revenue ...........................................       $  4,483      $  7,106      $ (2,623)       -36.9%

Cost of sales .....................................            605         2,126        (1,521)       -71.5%
                                                          --------      --------      --------      -------

Gross profit ......................................          3,878         4,980        (1,102)       -22.1%
                                                          --------      --------      --------      -------

Selling, general and administrative expenses ......          5,029         4,338           691         15.9%
                                                          --------      --------      --------      -------

Operating (loss) profit ...........................         (1,151)          642        (1,793)       279.3%
                                                          --------      --------      --------      -------

Other Income (Expense):
Interest income ...................................             20            27            (7)       -25.9%
Interest expense and amortization of beneficial
  conversion feature ..............................           (229)         (192)          (37)        19.3%
Other Income ......................................             51            89           (38)       -42.7%
Foreign currency transaction adjustment ...........              -             5            (5)      -100.0%
                                                          --------      --------      --------      -------
Total other income (expense) ......................           (158)          (71)          (87)       122.5%
                                                          --------      --------      --------      -------
(Loss) profit from continuing operations before
  income taxes ....................................         (1,309)          571        (1,880)       329.2%

Income taxes:
Current benefit ...................................           (130)            -          (130)       100.0%
Deferred provision ................................              -             -             -          0.0%
                                                          --------      --------      --------      -------
Net (loss) profit from continuing operations ......         (1,179)          571        (1,750)       306.5%
Gain from disposal of discontinued operations .....              -           210          (210)      -100.0%
(Loss) profit from discontinued operations ........              -           (47)           47        100.0%
                                                          --------      --------      --------      -------
Net loss ..........................................       $ (1,179)     $    734      $ (1,913)       260.6%
                                                          ========      ========      ========      =======
(dollars in thousands)
                                                                    Nine Months Ended September 30,
                                                          --------------------------------------------------
                                                            2006          2005      $ Variance    % Variance
                                                          --------------------------------------------------
Revenue ...........................................       $ 11,397      $  7,999      $  3,398         42.5%

Cost of sales .....................................          2,931         2,553           378         14.8%
                                                          --------      --------      --------      -------

Gross profit ......................................          8,466         5,446         3,020         55.5%
                                                          --------      --------      --------      -------

Selling, general and administrative expenses ......         13,556         5,479         8,077        147.4%
                                                          --------      --------      --------      -------

Operating loss ....................................         (5,090)          (33)       (5,057)     15324.2%
                                                          --------      --------      --------      -------

Other Income (Expense):
Interest income ...................................             77            28            49        175.0%
Interest expense and amortization of beneficial
  conversion feature ..............................           (621)         (192)         (429)       223.4%
Other Income ......................................            159            89            70        100.0%
Foreign currency transaction adjustment ...........           (129)          (68)          (61)        89.7%
                                                          --------      --------      --------      -------
Total other income (expense) ......................           (514)         (143)         (371)       259.4%
                                                          --------      --------      --------      -------
Loss from continuing operations before income taxes         (5,604)         (176)       (5,428)      3084.1%
Income taxes:
Current benefit ...................................         (1,079)            -        (1,079)       100.0%
Deferred provision ................................              -             -             -          0.0%
                                                          --------      --------      --------      -------
Net loss from continuing operations
                                                            (4,525)         (176)       (4,349)      2471.0%
Gain from disposal of discontinued operations .....            464           309           155         50.2%
Profit (loss) from discontinued operations ........             76          (834)          910        109.1%
                                                          --------      --------      --------      -------
Net loss ..........................................       $ (3,985)     $   (701)     $ (3,284)       468.5%
                                                          ========      ========      ========      =======

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

NET REVENUE

         Net revenue for the three months ended September 30, 2006 decreased $2,623,000 to $4,483,000, as compared to the three months ended September 30, 2005. This decrease resulted from reduced KDDI sales.

         During September 2006, we significantly increased the number of personnel assigned to the Internet Service Partners contract and made a corresponding decrease in personnel for the KDDI contract. This change was implemented to significantly increase our revenues and profits starting the three months ended December 31, 2006.

         Global Hotline continues to renegotiate $3,889,000 in penalties related to a contract with a significant telecommunication company. We believe that the penalties resulted from certain contractual changes that were implemented by the significant telecommunication customer, which reduced sales during the three months ended March 31, 2006 and in future quarters. We expect to finalize negotiations on the final penalty, if any, by December 2006 and there is no guarantee that we will be successful in reducing the penalties.

COST OF SALES

         Cost of sales for the three months ended September 30, 2006 decreased $1,521,000 to $605,000 as compared to the three months ended September 30, 2005. The decrease resulted from reduced outsourced call center operations by Global Hotline to support the KDDI contract.

EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2006 increased $691,000 to $5,029,000, as compared to the three months ended September 30, 2005. This was due to increased operating expenses, primarily due to $32,000 related to the implementation of SFAS 123 R and $764,000 related to Global Hotline, which was acquired on June 15, 2005. During the three months ended September 30, 2006, Global Hotline increased its expenses to expand the operations for the contracts with the five significant telecommunication and insurance companies. In connection with these new contracts, Global Hotline established two new call centers and incurred startup and training costs through September 30, 2006 while sales efforts were started.

         For 2006 and 2005, the selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Global Hotline on June 15, 2005 and expenses related to the implementation of SFAS 123 R.

OTHER INCOME/EXPENSE

         Other expense for the three months ended September 30, 2006 was $158,000 as compared to other expense of $71,000 for the three months ended September 30, 2005. The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $229,000, offset by other income of $51,000.

         The 2005 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $192,000, offset by other income of $89,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $1,179,000 for the three months ended September 30, 2006 as compared to a net profit of $571,000 for the three months ended September 30, 2005. The reasons for the increased loss were due to the increased expenses from implementing new accounting pronouncements and Global Hotline expenses to expand the operations for the contracts with the five significant telecommunication and insurance companies, as more fully discussed above.

NET LOSS

         Net loss was $1,179,000 for the three months ended September 30, 2006 as compared to a net profit of $734,000 for the three months ended September 30, 2005. The reasons for the increased loss were due to the increased operating expenses as more fully discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

NET REVENUE

         Net revenue for the nine months ended September 30, 2006 increased $3,398,000 to $11,397,000, as compared to the nine months ended September 30, 2005. This increase was to the acquisition of Global Hotline on June 15, 2005.

         During September 2006, we significantly increased the number of personnel assigned to the Internet Service Partners contract and made a corresponding decrease in personnel for the KDDI contract. This change was implemented to significantly increase our revenues and profits starting the three months ended December 31, 2006.

         Global Hotline continues to renegotiate $3,889,000 in penalties related to a contract with a significant telecommunication company. We believe that the penalties resulted from certain contractual changes that were implemented by the significant telecommunication customer, which reduced sales during the three months ended March 31, 2006 and in future quarters. We expect to finalize negotiations on the final penalty, if any, by December 2006 and there is no guarantee that we will be successful in reducing the penalties.

COST OF SALES

         Cost of sales for the nine months ended September 30, 2006 increased $378,000 to $2,931,000 as compared to the nine months ended September 30, 2005. The increase resulted from outsourced call center operations by Global Hotline to support the KDDI contract.

EXPENSES

         Selling, general and administrative expenses for the nine months ended September 30, 2006 increased $8,077,000 to $13,556,000, as compared to the nine months ended September 30, 2005. This was due to increased operating expenses of $322,000 related to IA Global, $85,000 related to the implementation of SFAS 123 R and $7,671,000 related to Global Hotline, which was acquired on June 15, 2005. During the nine months ended September 30, 2006, Global Hotline increased its expenses to expand the operations for the contracts with the five significant telecommunication and insurance companies. In connection with these new contracts, Global Hotline established two new call centers and incurred startup and training costs through September 30, 2006 while sales efforts were started.

         For 2006 and 2005, the selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition Global Hotline on June 15, 2005 and expenses related the implementation of SFAS 123 R.

OTHER INCOME/EXPENSE

         Other expense for the nine months ended September 30, 2006 was $514,000 as compared to other expense of $143,000 for the nine months ended September 30, 2005. The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $621,000 and a foreign currency translation adjustment of $129,000, offset by other income of $159,000.

         The 2005 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $192,000 and a foreign currency translation adjustment of $68,000, offset by other income of $89,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $4,525,000 for the nine months ended September 30, 2006 as compared to a net loss of $176,000 for the nine months ended September 30, 2005. The reasons for the increased loss were due to the increased expenses from implementing new accounting pronouncements and increased Global Hotline expenses to expand the operations for the contracts with the five significant telecommunication and insurance companies, as more fully discussed above.

NET LOSS

         Net loss was $3,985,000 for the nine months ended September 30, 2006 as compared to a net loss of $701,000 for the nine months ended September 30, 2005. The reasons for the increased loss were due to the increased operating expenses as more fully discussed above.

         In accordance with SFAS 144, we accounted for the Rex Tokyo gain from disposal of discontinued of operations of $464,000 and profit from discontinued operations of $76,000 for the nine months ended September 30, 2006 as total gain from discontinued operations in our consolidated statement of operations.

         In accordance with SFAS 144, we accounted for the Rex Tokyo net loss of $275,000, the Fan Club net loss of $158,000 and the IA Acquisition net loss of $92,000 for the nine months ended September 30, 2005 as total loss from discontinued operations in our consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $5.3 million and net working capital of approximately $.6 million as of September 30, 2006. We have incurred net losses of $2.1 million, $1.4 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services. We expect our net loss to continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

         On June 28, 2005, we announced that we had received commitments totaling $3,750,000 for convertible debentures. We will use the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the nine months ended September 30, 2006, we expensed $208,000 and $313,000, respectively, of this beneficial conversion recorded as interest expense. We closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         Global Hotline continues to renegotiate $3,889,000 in penalties related to a contract with a significant telecommunication company. We believe that the penalties resulted from certain contractual changes that were implemented by the significant telecommunication customer, which reduced sales during the three months ended March 31, 2006. We expect to finalize negotiations on the final penalty, if any, by December 2006 and there is no guarantee that we will be successful in reducing the penalties. Any repayment, if any, is expected to be made over time.

         On June 30, 2006 Global Hotline received a 200,000,000 Yen, or approximately $1,743,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd. We expect this loan to be refinanced during November 2006.

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         On September 11, 2006, IA Partners received a 45,000,000 Yen, or approximately $385,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         On September 29, 2006, Global Hotline received a 30,000,000 Yen, or approximately $255,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         We advanced 40,000,000 Yen on May 26, 2006 and 100,000,000 Yen on June 5, 2006 to Global Hotline. The total amount of approximately $1,261,000 at current exchange rates is due on demand and accrues interest at 3.5% per annum. The advances were used to expand the Global Hotline business.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.2 million as of September 30, 2006, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt, $0.1 million raised from a capital contribution and $.1 million raised from the exercise of stock options. In addition, we have issued equity for non-cash items totaling $13.6 million, including $6.9 million issued for services, $3.4 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition, $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $4.9 million and convertible debentures with approximately $3.0 million outstanding as of September 30, 2006.

OPERATING ACTIVITIES

         Net cash used in continuing operations for the nine months ended September 30, 2006 was $8,363,000. This amount was primarily related to a net loss of $4,090,000, an increase in accounts receivable of $3,937,000 and a decrease of in deferred revenue of $3,394,000. This was offset by depreciation and amortization of $1,508,000 and an increase in accrued and other liabilities of $3,537,000.

         We expect net cash used in continuing operations to improve as the Global Hotline results from operations improve. During September 2006, we significantly increased the number of personnel assigned to the Internet Service Partners contract and made a corresponding decrease in personnel for the KDDI contract. This change was implemented to significantly increase our revenues and profits starting the three months ended December 31, 2006.

INVESTING ACTIVITIES

         Net cash provided by investing activities for the nine months ended September 30, 2006 was $4,495,000. This amount relates to the sale of Rex Tokyo on April 4, 2006 and the repayment of a note receivable from an affiliate of our controlling shareholder group, offset by the purchase of capital expenditures.

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

         On October 19, 2006, the company closed its 36% equity investment in Australian Secured Financial Limited and its affiliates, Australian Secured Investments Ltd and ADJ Services Pty Ltd. (collectively, "ASFL"). The transaction is structured as a share exchange in which the company issued 4,375 of Series A-1 Preferred Stock that are exchangeable into 43,750,000 shares of its common stock upon certain conditions in exchange for 36% of ASFL's outstanding common shares. The total value of the investment is $7,500,000.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the nine months ended September 30, 2006 was $5,079,000. This amount related primarily to net proceeds from issuance of a note payable by Global Hotline.

         On June 30, 2006 Global Hotline received a 200,000,000 Yen, or approximately $1,743,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd. We expect this loan to be refinanced during November 2006.

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         On September 11, 2006, IA Partners received a 45,000,000 Yen, or approximately $385,000 at current exchange rates, working capital loan from Risona Bank Co. Ltd.

         On September 29, 2006, Global Hotline received a 30,000,000 Yen, or approximately $255,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd.

         We advanced 40,000,000 Yen on May 26, 2006 and 100,000,000 Yen on June 5, 2006 to Global Hotline. The total amount of approximately $1,261,000 at current exchange rates is due on demand and accrues interest at 3.5% per annum. The advances were used to expand the Global Hotline business.

         Other Material Commitments. The company's contractual cash obligations as of September 30, 2006 are summarized in the table below (1):

Contractual                                    Less Than                                      Greater Than
Cash Obligations                 Total           1 Year        1-3 Years       3-5 Years         5 Years
-------------------------      ----------      ----------      ----------      ----------      ----------
Operating leases ........      $  876,987      $  537,938      $  288,803      $   50,246      $        0

Note payable ............      $4,863,649      $4,646,143      $   72,502      $   72,502      $   72,502

Capital expenditures ....      $  100,000      $  100,000      $        0      $        0      $        0

Acquisitions ............      $  250,000      $  250,000      $        0      $        0      $        0

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

STOCK-BASED COMPENSATION

         Effective January 1, 2006, the company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of 123-R. In addition, we record expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

         Prior to January 1, 2006, the company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the company's consolidated statements of operations when the exercise price of the company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of September 30, 2006, 2.3 million options with a weighted average exercise price of $.20 and a weighted average remaining life of 9.05 years, remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 2.75 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $196,000 of deferred revenue as of September 30, 2006.

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

LITIGATION COSTS

         We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly review the status of pending legal actions to evaluate the amount and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future. We have not provided provisions for any litigation matters as of September 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a significant impact on our consolidated financial statements.

         In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the provisions of FIN No. 48 to determine the impact on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157 ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of FASB 157 to determine the impact on our consolidated financial statements.

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

         On September 26, 2006, we received notice that the staff of the AMEX has determined to proceed with an application to the SEC to remove our common stock from listing and registration on AMEX. This action, which has been appealed by us is being taken because we are not in compliance with Section 1003(a)(iii) of the AMEX Company Guide, in that its stockholders' equity is less than $6 million and our it's five most recent fiscal years. In addition, we are not in compliance with Section 1003(a)(ii) as our stockholders' equity is now less than $4 million and we have sustained losses from continuing operations and/or net losses in three of our four most recent fiscal years.

         We submitted a plan on July 16, 2006, which was subsequently amended on September 15, 2006 and September 21, 2006, advising AMEX of the actions we have taken, or will take, that would bring us into compliance with the applicable listing standards. AMEX believes that we have not provided sufficient evidence to support that the plan will result us regaining compliance by December 16, 2006.

         On September 28, 2006, we appealed the delisting determination by requesting an oral hearing to present this plan and our progress in achieving the plan and maintain our AMEX listing. The oral hearing was held in late October, 2006 and we expect a decision in the fourth quarter of 2006.

         With the closing of the ASFL transaction on October 19, 2006 and the projected improvement in our Global Hotline business, we are in compliance with the AMEX continued listing standards. In September 2006 we significantly increased the number of personnel assigned to the Internet Service Partners contract and made a corresponding decrease personnel in for the KDDI contract. This change was implemented to maximize revenue and profits for the company. Our common stock continues to trade on AMEX.

         There is no guarantee that we will be successful at maintaining our AMEX listing. If our common stock was to be de-listed by AMEX, we expect that our shares would continue to be traded as a bulletin board stock. Not maintaining our AMEX listing would materially affect the ability of our stockholders to dispose of their shares, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

THE COMPANY IS EXPOSED TO LEGAL CLAIMS.

         On August 18, 2006, we received an Interim Award of Arbitrator ("Interim Award") from the American Arbitration Association related to the case of Mr. Badner against the company and Inter Asset Japan ("IAJ"), a shareholder in the company. The Interim Award denied certain claims made by Mr. Badner, but awarded him $55,000 plus interest for indemnification of expenses paid by Mr. Badner in connection with our defense in a prior lawsuit and arbitration proceeding brought by a third party. The Interim Award also provided for briefing on the question of whether we, IAJ, or Mr. Badner are entitled to recover expenses incurred in the prosecution or defense of the arbitration, and, if so, the amount to be paid. The expense brief was submitted in October 2006 and this issue is expected to be resolved during the fourth quarter of 2006.

         As previously disclosed, Mr. Badner was seeking damages of $2.5 million plus interest related to the alleged breach of the September 25, 2002 Agreement and Assignment between the parties, and $100,000 for damages suffered related to alleged fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined at the arbitration hearings.

         On August 21, 2006, Mr. Badner refiled a lawsuit in the Supreme Court of the State of New York, New York County against one of our officers alleging defamation, libel, slander and intentional interference with a contractual relationship. The case was previously dismissed on April 10, 2006 for lack of proper service. On September 21, 2006, the officer filed a motion to dismiss the case for lack of proper service, lack of personal jurisdiction over the officer, and for failure to state a claim. A hearing is expected during the fourth quarter of 2006.

         In April 2006, we received notice of a suit filed against IAJ, the company and others in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ. In September and October 2006, we received notice of claims filed in the King County Superior Court proceeding by AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. We have filed a motion to dismiss the claims made by Flashpoint against the company for lack of personal jurisdiction over the company and for failure to state a claim. A hearing is expected during the first quarter of 2007. We believe that we have been improperly included in this dispute between AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and IAJ, and that there is no basis for the claims made by the parties against the company. We will vigorously defend against these claims.

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

         o  Loss of key personnel; and

         o It has notes payable which requires repayments in November 2006 and January 2007.

         In addition, the Global Hotline business has a concentration of customers with five customers. During the year ended December 31, 2005, one customer accounted for substantially all of Global Hotline's revenue in 2005, Global Hotline has diversified its customer base in 2006. Our business is dependent upon our ability to operate efficiently by maintaining tight control on cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a call center and reseller of telephone and broadband lines and insurance products in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         Moreover, if we raise additional capital through borrowing or other debt financing, we would incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. If we raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders. Any inability to obtain additional financing may materially affect our business, financial condition and results of operations.

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY.

         As of September 30, 2006, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki Isobe and Kyo Nagae collectively hold approximately 76.2% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages described in this Form 10-Q excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae controls each of our Controlling Stockholders.

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

         In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed acquisitions during early 2003, August 2003, March 2004, June 2004 and June 2005; we invested in a joint venture in July 2003; made an equity investment in October 2006; and we sold businesses in December 2003, May 2005, July 2005 and April 2006; and we divested a joint venture interest in October 2004. Such transactions are accompanied by a number of risks, including:

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

OUR CUSTOMER BASE IS CONCENTRATED.

         Global Hotline has contracts with three major Japanese telecommunications companies and two major United States insurance companies. The loss of these contracts would have a material adverse impact on Global Hotline's ability to meet its requirements under its contract with its significant customers.

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

         The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

         - Quarterly variations in our operating results,

         - Announcements of technological innovations,

         - New product introductions by us or our competitors,

         - Competitive activities,

         - Announcements by us regarding significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, liquidity, defaults by our majority shareholder and our AMEX listing,

         - Additions or departures of key personnel,

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2006, 109.2 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal stockholders and other company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

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

WE EXPECT TO INCUR LOSSES FOR THE FORESEEABLE FUTURE.

         We have experienced net losses since inception. Our net loss from operations may continue for the foreseeable future. There can be no assurance that we will ever achieve profitability.

WE ARE EXPOSED TO FOREIGN CURRENCY RISKS.

         The majority of our operations are located in Japan and we have an equity investment on Australia. We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen, Australian Dollar and US Dollar would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         We were exposed to foreign currency risks due to the acquisition of Global Hotline on June 15, 2005 and our equity investment in ASFL on October 19, 2006. These businesses operate in Japan and Australia, respectively.

         We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of September 30, 2006, total short term debt was $4,863,649. This debt provides for variable interest rates with current interest rates of 1.5% to 2.5%,

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective in ensuring that
(1)information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On August 18, 2006, we received an Interim Award of Arbitrator ("Interim Award") from the American Arbitration Association related to the case of Mr. Badner against the company and Inter Asset Japan ("IAJ"), a shareholder in the company. The Interim Award denied certain claims made by Mr. Badner, but awarded him $55,000 plus interest for indemnification of expenses paid by Mr. Badner in connection with our defense in a prior lawsuit and arbitration proceeding brought by a third party. The Interim Award also provided for briefing on the question of whether we, IAJ, or Mr. Badner are entitled to recover expenses incurred in the prosecution or defense of the arbitration, and, if so, the amount to be paid. The expense brief was submitted in October 2006 and this issue is expected to be resolved during the fourth quarter of 2006.

         As previously disclosed, Mr. Badner was seeking damages of $2.5 million plus interest related to the alleged breach of the September 25, 2002 Agreement and Assignment between the parties, and $100,000 for damages suffered related to alleged fraud and misrepresentations and costs and punitive and exemplary damages in an amount to be determined at the arbitration hearings.

         On August 21, 2006, Mr. Badner refiled a lawsuit in the Supreme Court of the State of New York, New York County against one of our officers alleging defamation, libel, slander and intentional interference with a contractual relationship. The case was previously dismissed on April 10, 2006 for lack of proper service. On September 21, 2006, the officer filed a motion to dismiss the case for lack of proper service, lack of personal jurisdiction over the officer, and for failure to state a claim. A hearing is expected during the fourth quarter of 2006.

         In April 2006, we received notice of a suit filed against IAJ, the company and others in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ. In September and October 2006, we received notice of claims filed in the King County Superior Court proceeding by AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. We have filed a motion to dismiss the claims made by Flashpoint against the company for lack of personal jurisdiction over the company and for failure to state a claim. A hearing is expected during the first quarter of 2007. We believe that we have been improperly included in this dispute between AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and IAJ, and that there is no basis for the claims made by the parties against the company. We will vigorously defend against these claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the three months ended September 30, 2006 that were not filed.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------

3.1 Certificate Eliminating Reference to a Series B Convertible Preferred Shares of Stock from the Certificate of Incorporation of IA Global, Inc. dated October 18, 2006. (1)

3.2 Certificate of Designations, Rights and Preferences of the Series A-1 Preferred Stock of IA Global, Inc. dated October 18, 2006. (1)

10.1 Standard Bank Transaction Agreement dated July 31, 2006 between Global Hotline, Inc. and Mitsui Sumitomo Bank C Ltd. (3)

10.2 Term Sheet dated October 11, 2006 by and between IA Global, Inc. and Australian Secured Financial Limited. (2)

10.3 Agency Contract dated July 1, 2006 between IA Partners Co Ltd and American Home Assurance Company. (3)

10.4 Share Exchange Agreement dated October 19, 2006 amongst IA Global, Inc., Australian Secured Financial Limited ("ASFL") and the selling shareholders of ASFL. (1)

10.5 Senior Secured Promissory Note dated September 6, 2006 between IA Global, Inc. and Global Hotline, Inc. (3)

10.6 Loan Application form dated September 11, 2006 between IA Partners Co Ltd and Risona Bank. (3)

10.7 Contract of Monetary Loan for Consumption dated September 29, 2006 between Hotline and Mitsui Sumitomo Bank. (3)

31.1 Certification of the President and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. (3)

32.1 Certification of the President and Chief Financial Officer, pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended. (3)
__________________

(1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 19, 2006 and filed on October 24, 2006, and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 11, 2006 and filed on October 13, 2006, and incorporated herein by reference.

(3)      Filed herewith.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IA Global, Inc.
                                        (Registrant)

Date: November 14, 2006                 By: /s/ Mark Scott
                                        ------------------
                                        Mark Scott,
                                        President and Chief Financial Officer
                                        (Principal Executive and Financial
                                        and Accounting Officers)