Form 10-K/A
period 2005-12-31
IA GLOBAL INC
filed 2006-12-21
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                   AMENDMENT 1

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

         Under the first contract, Global Hotline was liable to the significant Japanese telecommunications company for shortfalls to sell the contracted amounts of subscriber lines. In order to protect against such liability, Global Hotline entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation. The agreement with 3S Networks had a one year term and defines a contracted amount of lines that must be sold by 3S Networks. In the event that 3S Networks did not achieve contracted target sales quotas, the contract provides for liabilities to be paid by 3S Network to Global Hotline.

         As of September 30, 2005, Global Hotline did not achieve the required target of lines to be sold under the first contract and reclassified $1,425,000 from deferred revenue to accrued liabilities. The liability of $1,425,000 was paid in December 2005. Concurrently, Global Hotline's agent 3S Networks did not achieve their required sales quota, and accordingly Global Hotline recorded an accounts receivable of to the extent of the penalty owed to the Japanese telecommunication company, thereby having a neutral effect on the company's statements of operations. Global Hotline recovered approximately $834,000 of the 3S accounts receivable thru cash or services provided without charge and expects to recover the remaining accounts receivable in the first quarter of 2006.

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

         The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates (ii) the targets of subscriber lines for the period October 1, 2005 to March 31, 2006 and (iii) increased the average compensation rate for periods thru September 30, 2005. As a result of this amendment, Global Hotline recognized $2,980,000 of deferred revenue in the fourth quarter of 2005, and total deferred revenue was approximately $3,590,000 as of December 31, 2005. In addition, certain lines previously sold were deemed incomplete by the Japanese telecommunication company. Accordingly, $1,087,000 was reclassified from deferred revenue to accrued liabilities in December 2005.

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

         Global Hotline revenue was derived from operating call centers and the reselling of telephone and broadband lines in Japan. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

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

GLOBAL HOTLINE, INC.

         The acquisition of Global Hotline, a privately held Japanese company, closed on June 15, 2005. The transaction was structured as a share exchange in which the company issued 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The common stock of the company had a value of $.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500. Global Hotline was acquired because of the two significant contracts with a Japanese telecommunications company in an industry which is expected to grow, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which contributed to identifiable intangible assets. Global Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to December 31, 2005. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

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

         Under the first contract, Global Hotline was liable to the significant Japanese telecommunications company for shortfalls to sell the contracted amounts of subscriber lines. In order to protect against such liability, Global Hotline entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation. The agreement with 3S Networks had a one year term and defines a contracted amount of lines that must be sold by 3S Networks. In the event that 3S Networks did not achieve contracted target sales quotas, the contract provides for liabilities to be paid by 3S Network to Global Hotline.

         As of September 30, 2005, Global Hotline did not achieve the required target of lines to be sold under the first contract and reclassified $1,425,000 from deferred revenue to accrued liabilities. The liability of $1,425,000 was paid in December 2005. Concurrently, Global Hotline's agent 3S Networks did not achieve their required sales quota, and accordingly Global Hotline recorded an accounts receivable of to the extent of the penalty owed to the Japanese telecommunication company, thereby having a neutral effect on the company's statements of operations. Global Hotline recovered approximately $834,000 of the 3S accounts receivable thru cash or services provided without charge and expects to recover the remaining accounts receivable in the first quarter of 2006.

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

         The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates (ii) the targets of subscriber lines for the period October 1, 2005 to March 31, 2006 and (iii) increased the average compensation rate for periods thru September 30, 2005. As a result of this amendment, Global Hotline recognized $2,980,000 of deferred revenue in the fourth quarter of 2005, and total deferred revenue was approximately $3,590,000 as of December 31, 2005. In addition, certain lines previously sold were deemed incomplete by the Japanese telecommunication company. Accordingly, $1,087,000 was reclassified from deferred revenue to accrued liabilities in December 2005.

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

         The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations, including the realization of net operating loss carryforwards, is finalized, but no later than June 15, 2006. The preliminary allocation is as follows:

Purchase price:

Stock ..............................................................  $3,097,500
                                                                      ----------
Net assets acquired (6/15/05):

Cash ...............................................................   1,240,037
Accounts receivable ................................................   1,782,900
Other assets .......................................................   1,370,153
                                                                      ----------
                                                                       4,393,090
                                                                      ----------
Net liabilities acquired (6/15/05):

Accrued liabilities ................................................   1,903,246
Deferred revenue ...................................................   4,196,493
Other liabilities ..................................................     628,749
                                                                      ----------
                                                                       6,728,489
                                                                      ----------
Net liabilities acquired (6/15/05) .................................   2,335,399
                                                                      ----------
Identifiable customer contracts and related customer relationships .  $5,432,899
                                                                      ==========

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

         The company announced the sale of their wholly owned subsidiary, IA Global Acquisition Co and its remaining holdings related to QuikCAT to Ominira Networks LLC, a Delaware limited liability corporation ("Ominira") that is affiliated with Innovative Computing, the founder of QuikCAT. The closing occurred on July 15, 2005, with an effective date of July 1, 2005. The company recorded a loss the on sale of $238,413 during the year ended December 31, 2005.

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

NOTE 8.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $717,853 and $260,584 as of December 31, 2005 and 2004, respectively. Accumulated depreciation was $633,211 and $273,245 as of December 31, 2005 and 2004, respectively. Total depreciation expense was $395,583, $143,969 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses, accordingly.

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

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with significant telecommunications companies. In summary, the estimate was based on a projected income approach and related discounted cash flows over three years, with applicable risk factors assigned to assumptions in the forecasted results.

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

         Under the first contract, Global Hotline was liable to the significant Japanese telecommunications company for shortfalls to sell the contracted amounts of subscriber lines. In order to protect against such liability, Global Hotline entered into a contract with 3S Networks on November 1, 2004 to outsource the call center operation. The agreement with 3S Networks had a one year term and defines a contracted amount of lines that must be sold by 3S Networks. In the event that 3S Networks did not achieve contracted target sales quotas, the contract provides for liabilities to be paid by 3S Network to Global Hotline.

         As of September 30, 2005, Global Hotline did not achieve the required target of lines to be sold under the first contract and reclassified $1,425,000 from deferred revenue to accrued liabilities. The liability of $1,425,000 was paid in December 2005. Concurrently, Global Hotline's agent 3S Networks did not achieve their required sales quota, and accordingly Global Hotline recorded an accounts receivable of to the extent of the penalty owed to the Japanese telecommunication company, thereby having a neutral effect on the company's statements of operations. Global Hotline recovered approximately $834,000 of the 3S accounts receivable thru cash or services provided without charge and expects to recover the remaining accounts receivable in the first quarter of 2006.

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

         The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates (ii) the targets of subscriber lines for the period October 1, 2005 to March 31, 2006 and (iii) increased the average compensation rate for periods thru September 30, 2005. As a result of this amendment, Global Hotline recognized $2,980,000 of deferred revenue in the fourth quarter of 2005, and total deferred revenue was approximately $3,590,000 as of December 31, 2005. In addition, certain lines previously sold were deemed incomplete by the Japanese telecommunication company. Accordingly, $1,087,000 was reclassified from deferred revenue to accrued liabilities in December 2005.

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


                                        IA GLOBAL, INC.


Date: December 21, 2006                 By: /s/ Mark Scott
                                            -------------------
                                            Mark Scott
                                            President, Chief Financial Officer,
                                            Director and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                             TITLE                        DATE
----------                             -----                        ----


/s/ Mark Scott           President, Chief Financial Officer,   December 21, 2006
--------------           Director, Director and Secretary
Mark Scott               (Principal Executive and Financial
                         and Accounting Officers)


/s/ Raymond Christinson              Director                  December 21, 2006
-----------------------
Raymond Christinson


/s/ Jun Kumamoto                     Director                  December 21, 2006
----------------
Jun Kumamoto


/s/ Eric La Cara                     Director                  December 21, 2006
----------------
Eric La Cara


/s/ Masazumi Ishii                   Director                  December 21, 2006
------------------
Masazumi Ishii