Form 10-Q/A
period 2006-09-30
IA GLOBAL INC
filed 2006-12-21
CIK 1077634

________________________________________________________________________________


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ___________________________

                                   FORM 10-Q/A
                                   AMENDMENT 1

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

         On December 13, 2005, Global Hotline entered into an amendment to the contract with KDDI. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates (ii) the targets of subscriber lines for the period October 1, 2005 to March 31, 2006 and (iii) increased the average compensation rate for periods thru September 30, 2005. As of March 31, 2006, Global Hotline did not achieve the required target of lines to be sold under this contract, as modified, and reclassified $3,889,000 from deferred revenue to accrued liabilities in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31, 2006. The company expects to finalize negotiations on the final penalty, if any, by December 2006. There is no guarantee that the company will be successful in reducing this penalty.

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

         The cost to acquire these assets has been allocated to the assets acquired according to estimated fair values as follows:

Purchase price:
Stock ..............................................................  $3,097,500
                                                                      ----------
Net assets acquired (6/15/05):
Cash ...............................................................   1,240,037
Accounts receivable ................................................   1,782,900
Other assets .......................................................   1,370,153
Net operating loss recovery during the three months
ended September 30, 2006 ...........................................     486,869
                                                                      ----------
                                                                       4,879,959
                                                                      ----------
Net liabilities acquired (6/15/05):
Accrued liabilities ................................................   1,903,246
Deferred revenue ...................................................   4,196,493
Other liabilities ..................................................     628,749
                                                                      ----------
                                                                       6,728,489
                                                                      ----------
Net liabilities acquired (6/15/05) .................................   1,848,530
                                                                      ----------
Identifiable customer contracts and related customer relationships .  $4,946,030
                                                                      ==========

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

SUMMARY OF DISCONTINUED OPERATIONS

         On April 4, 2006, the company closed the sale of its 60.5% interest in Rex Tokyo back to Rex Tokyo. The company received $1,302,159 in payments during April to June 2006. The company divested Rex Tokyo due to operating losses of approximately $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. The company recorded a gain from disposal of $463,375 during the nine months ended September 30, 2006. This gain resulted from the gross proceeds of $1,302,159 less the net investment in Rex Tokyo after losses of $838,784.

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

ITEM 1A. RISK FACTORS.

         For information regarding factors that could affect the company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Factors that May Affect Future Results" included in
Item 2 of this Quarterly Report on Form 10-Q/A.

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

                                        IA Global, Inc.
                                        (Registrant)

Date: December 21, 2006                 By: /s/ Mark Scott
                                        ------------------
                                        Mark Scott,
                                        President and Chief Financial Officer
                                        (Principal Executive and Financial
                                        and Accounting Officers)