Form 10-K
period 2006-12-31
IA GLOBAL INC
filed 2007-04-02
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Registrant's telephone number, including area code: (813) 261-5157

Securities registered pursuant to Section 12(b) of the Act:

   COMMON STOCK, $.01 PAR VALUE            The American Stock Exchange
   ----------------------------            ---------------------------
        (Title of class)            Name of Each Exchange on which registered

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

         The aggregate market value of the common equity held by non-affiliates of the registrant as of March 27, 2007 was approximately $21,832,040.

         The number of shares of the registrant's common stock outstanding as of
March 27, 2007: 152,917,157 shares of Common Stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities ...........................15

Item 6.  Selected Financial Data .............................................17

Item 7.  Management's Discussion and Analysis of Financial Condition

Item 9.  Changes in and Disagreements With Accountants On Accounting
         and Financial Disclosure ............................................28

Item 9A. Controls and Procedures .............................................28

Item 9B. Other Information ...................................................28

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance ..............29

Item 11. Executive Compensation ..............................................29

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters ......................29

Item 13. Certain Relationships and Related Transactions,
         and Director Independence ...........................................29

Item 14. Principal Accounting Fees and Services ..............................29

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules .............................29

SIGNATURES

                                     PART I

         The following discussion, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended
("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as
amended ("Exchange Act") regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates,"
"intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as revenue projections, projected profitability, growth strategies, development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

         Certain information in this Annual Report on Form 10-K is expressed in
Japanese Yen and the Australian $. At December 31, 2006, the exchange rate for the Japanese Yen was US $1= Yen [119.116] and the US $1= Australian $ [1.2686].

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         We were incorporated in Delaware on November 12, 1998. Our executive offices are currently located at 550 N. Reo St, Suite 300, Tampa, Florida, Our telephone number is 813) 261-5157 and our primary website is located at
www.iaglobalinc.com. The information on our website is not a part of this report.

         Our operations are directed primarily towards the Pacific Rim region.
To assist with the growth of these operations, we expect to relocate our corporate offices to 101 California Street, Suite 2450, San Francisco, CA 94111.
Our telephone number is 415-946-8828.

         IA Global operates as a holding company, executing to a narrow focused mergers and acquisitions strategy in the Pacific Rim region. We intend to aggressively grow our existing business entities during fiscal 2007. Our philosophy regarding acquisitions is to retain ownership of those acquisitions for many years and to consolidate any revenues and profits of any acquired entities on a constant and ongoing basis. Over time, we expect to establish a broadly based network of subsidiary and majority-owned synergistic and complementary investments in the Japan, Australia, Singapore, the Philippines,
India, and China markets. IA Global expects to enhance performance across all business metrics and deliver accelerating shareholder value.

         We own 100% of Global Hotline, Inc. ("Global Hotline"). Operating
exclusively in Japan, Global Hotline's multiple call centers undertake telemarketing of telecommunications products and services, and a range of insurance products and services. We own 36% of Australian Secured Financial
Limited and its affiliates, Australian Secured Investments Ltd, ADJ Services Pty
Ltd. and Auslink Ltd (collectively, "ASFL",) which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia.

         Global Hotline has executed major contracts with three tier 1 telecommunication companies and two major health insurance companies in Japan covering the years 2006, 2007 and beyond. While we expect to approximately double our revenues and be profitable in 2007, there can be no assurance that we will maintain profitability.

         During 2006, Global Hotline entered into loans of approximately
$9,277,000 and repaid loans of approximately $4,581,000. The net loans were used to expand Global Hotline`s revenue producing infrastructure.

         We have incurred net losses from continuing operations of $4.0 million,
$.7 million and $1.1 million for the years ended December 31, 2006, 2005 and
2004, respectively. We had revenues of $19.1 million, $15.7 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services.

         As part of our new strategy, we expect to shift the acquisition focus towards the consumer, technology, services, and health sectors. Additionally we expect to capitalize on recent legislative changes in Australia by acquiring micro cap businesses at lower than average acquisition costs through June 30,
2007.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses and to make equity investments. There can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

         We believe that the business and its new strategies have us positioned to grow significantly in 2007 and maintain profitability.

INDUSTRY OVERVIEW

         The Asian and Australia/New Zealand markets have been growing at a swift pace in recent years and this growth is expected to continue into the foreseeable future. Further economic expansion is expected if investment is diverted from the struggling Eastern European economies to Asia, as has been predicted. The growth of a generally affluent middle class within most Asian countries is driving demand for an increasing spread of goods and services, particularly in the 20 -35 year old age demographic. Although much attention has been given to China and India, Japan continues to be the second largest economy in the world. These and other factors are contributing to the continued growth of our existing investments and present us with an increasing number of quality investment opportunities.

         Our principal Japanese subsidiary, Global Hotline is demonstrating enormous growth. Revenues in 2007 are expected to approximately double those of the prior year. This steep growth trajectory is being driven by the ongoing improvements in the Japanese economy, consistent year on year growth in targeted areas of the telecommunications and insurance industries, higher disposable incomes, and the expanding senior citizen demographic.

         Annual sales for the Japanese telecommunication industry were estimated at $137 billion in 2004. Recent changes in regulations affecting Japan's telecommunications market has spurred strong competition between carriers.
Similar to the US market, Japanese consumers can now retain usage of their existing telephone numbers while easily changing their telecommunications service supplier.

         Annual sales for the Japanese insurance market were estimated at $242 billion in 2004. The aging of the Japanese population has resulted in a growing demand for all types of insurance products. Japanese consumers purchase multiple policies to cover risks such as medical, cancer, and life and renew these policies annually.

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

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company in a constantly growing key industry sector, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which contributed to identifiable intangible assets. Global
Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to December 31, 2006. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         Global Hotline was established on September 7, 2004 as a call center operator and telemarketer of telecommunications and insurance products and services in Japan. They have contractual relationships with major vendors in these industries. The buoyant demand for telecommunications and insurance products is reflected in Global Hotline's consistently increasing revenue streams. Global Hotline established several new contracts during 2006 and 2007 that, based on performance and renewal provisions, are expected to be extended multiple years into the future.

         Global Hotline had a contract with KDDI Network and Solutions ("KDDI")
that initially covered the period March 16, 2005 through March 31, 2006 and required Global Hotline to sell subscriber lines based on agreed monthly targets. This contract was governed by the Business Outsourcing Basic Agreement dated October 6, 2004.

         On December 13, 2005, Global Hotline entered into an amendment to the contract with KDDI. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates (ii) the targets of subscriber lines for the period
October 1, 2005 to March 31, 2006 and (iii) increased the average compensation rate for periods through September 30, 2005. As of March 31, 2006, Global
Hotline did not achieve the required target of lines to be sold under this contract, as modified, and reclassified $3,889,000 from deferred revenue to accrued liabilities in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31,
2006. On December 29, 2007, we finalized negotiations with KDDI and repaid
$1,019,000 and recognized the balance of $2,870,000 as revenue.

         On April 25, 2006, Global Hotline entered into an additional agreement with KDDI. Pursuant to this agreement, which is governed by the Business
Outsourcing Basic Agreement entered into on October 6, 2004, Global Hotline has agreed to sell telephone products on behalf of KDDI, with sales commissions payable from 30-90 days. In addition, the agreement included a volume incentive and additional service commission if certain volume targets were achieved during the six month agreement. The sales volume incentives were not achieved. The agreement expired on September 30, 2006, but the company continued to sell to
KDDI.

         On January 1, 2007, Global Hotline entered into a new agreement with
KDDI Pursuant to this agreement, which is governed by the Business Outsourcing
Basic Agreement entered into in September 2004, Global Hotline agreed to sell telephone products on behalf of KDDI. Global Hotline will be paid an hourly rate, with payment due in 30 days after the prior month is billed. The agreement covers the period January 1, 2007 through March 31, 2007, but is renewable for an additional 3 month period. The company expects this agreement to result in significant revenues. The agreement maybe cancelled under certain conditions.

         On December 22, 2005, a wholly owned subsidiary of Global Hotline, IA
Partners Co Ltd ("IA Partners"), entered into an agreement (the "Partner
Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of Internet Service Partners, with sales commissions payable from 30-120 days after confirmation by the Internet Service Partners. The Partner Contract was
automatically renewed on December 22, 2006, and continues to be automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. During September 2006, we significantly increased to the number of personnel assigned to the Internet
Service Partners contract and made a corresponding decrease in personnel for the
KDDI contract. This change was implemented to maximize our revenue and profits.

         On April 14, 2006, a 100% owned subsidiary of Global Hotline established on April 4, 2006, SG Telecom Inc. ("SG"), entered into an Agency
Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commission's payable within 30-90 days after confirmation by Japan Telecom. The Agency
Contract expires on April 14, 2007, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date. As of March 30, 2007, IA Partners has not received a notice of termination.

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

         On December 29, 2006, IA Partners entered into an Agreement with AFLAC.
Pursuant to this Agreement, IA Partners received a payment of 180,000,000 Yen, or approximately $1,515,000 at current exchange rates, on December 29, 2006 as financial support for commencing telemarketing operations required under this agreement. If certain sales targets are not achieved, IA Partners is required to refund up to 50% of this financial support fee. The Agreement expires on
December 31, 2007 and maybe cancelled under certain conditions. We recorded
$727,524 as revenue based on achieving the requirements for the first 50% of the contract fee. The remaining 50% or $727,524 has been classified as deferred revenue as of December 31, 2006.

         On October 16, 2006, IA Partners announced an Agency Agreement with
American Home Assurance Ltd ("AHA"), a Japanese company and a division of AIG.
Pursuant to this Agency Agreement, IA Partners agreed to sell health and cancer insurance products on behalf of AHA, with sales commission's payable from 30-120 days and ongoing commissions to the extent the customer continues to maintain the insurance. The Agency Agreement is ongoing, but maybe cancelled under certain conditions.

AUSTRALIAN SECURED FINANCIAL LIMITED

         On October 19, 2006, we closed our 36% equity investment in ASFL,
Australian companies. The transaction was structured as a share exchange in which we issued 4,375 of Series A-1 Convertible Preferred Stock ("Series A-1
Preferred Stock") that was exchangeable into 43,750,000 shares of common stock upon certain conditions discussed below in exchange for 36% of ASFL's outstanding common shares. The parties agreed to value the our common stock at
$.16 per share, which was the closing market price on October 2, 2006 and the day before the signing of the initial term sheet on October 3, 2006. In addition, we paid $250,000 at closing and $125,000 on January 19, 2007 and agreed to pay $125,000 within one hundred and eighty days of closing. The total value of the investment totals $7,500,000. The Series A-1 Preferred Stock were converted into 43,750,000 shares of common stock on February 9, 2007.

         We own 36% of ASFL which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia. Australian Secured Investments Ltd has an
Australian Financial Services License issued by the Australian Securities and
Investments Commission.

         This transaction expanded the company's Pacific Rim business beyond
Japan and was a new investment approach for us. This investment allows us to record 36% of ASFL's net income as miscellaneous income. This investment is expected to result in miscellaneous income during 2007 of 36% of $1,500,000 to
$2,000,000.

         The Series A-1 Preferred Stock were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2)
of the Securities Act, and/or Regulation D promulgated under the Securities Act.

         On December 20, 2006, we received a $424,000 dividend from ASFL that reduced our investment by $353,614 to $7,146,386 and we recorded a gain on equity investment of $69,540 for the period October 19, 2006 to December 31,
2006.

KEY MARKET OPPORTUNITIES

         Our key market opportunities are as follows:

-  We intend to aggressively grow our existing business entities during fiscal
   2007. Preliminary revenue forecasts indicate an approximate doubling of 2006 revenues.

-  Over time, we expect to establish a broadly based network of subsidiary and majority-owned synergistic and complementary investments in the Japan,
   Australia, Singapore, the Philippines, India and China markets.

-  We expect to enhance company performance across all business metrics and to deliver accelerating shareholder value.

-  Our new strategy shifts the acquisition focus towards the booming consumer, technology, services, and health sectors.

-  Global Hotline has executed major contracts with three tier 1 telecommunication companies and two major health insurance companies in Japan covering the years 2006, 2007 and beyond.

-  We expect to capitalize on recent legislative changes in Australia by acquiring businesses at lower than average acquisition costs through June 30,
   2007.

-  We completed a 36% investment in ASFL in October 2006. This investment is expected to result in other income during 2007 of 36% of $1,500,000 to
   $2,000,000.

-  We expect an increased level of investor communications and road show events for 2007.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks associated with our AMEX listing, legal claims, risks related to our Global Hotline and ASFL businesses, mergers and acquisitions, our controlling shareholder groups, the sale of significant numbers of shares by our controlling shareholder groups and other matters. These risks and uncertainties are discussed in Item 1A, "Factors That May Effect
Future Results."

DISTRIBUTION METHODS

         Global Hotline was established September 7, 2004. Operating exclusively in Japan, Global Hotline's multiple call centers undertake telemarketing of telecommunications products and services, and a range of insurance products and services. The Japanese telecommunications market is experiencing significant growth in alternative carriers due to recent regulatory changes that now permit individuals and companies to change their telephone service provider while at the same time retaining their existing telephone numbers.

         ASFL operates exclusively in Australia. It raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors.

COMPETITION

         Global Hotline operates in a competitive market segment. Our competitive advantage is our ability to successfully operate multiple call centers undertake telemarketing of telecommunications products and services, and a range of insurance products and services. Global Hotline faces competition from Bell System, Trans Cosmos, NTT Sokol, Moshi-Moshi Hotline and
Tele-marketing Japan. Because each of these competitors is a telemarketer like
Global Hotline, there is no significant difference in price or quality of the
Global Hotline offering compared with the competition. Therefore, customer service, industry reputation and relationships are the key basis on which Global
Hotline competes for business.

         ASFL operates in a competitive market segment. Their competitive advantage is their ability to provide short-term, secured real property loans to businesses or investors in a expedited manner. ASFL faces competition from, amongst others, Donovan Oates Hannaford, Provident Capital, Elderslie Group and
Balanced Securities. Because each of these competitors provides of similar financing, there is no significant difference in price or quality of the ASFL offering compared with the competition. Therefore, customer service, industry reputation and relationships are the key basis on which ASFL competes for business.

GEOGRAPHICAL MARKETS

         Global Hotline currently operates in Japan, but is considering an expansion of its operations in the Asia region. ASFL currently operates in
Australia.

INTELLECTUAL PROPERTY

         We regard our trade secrets, domain name rights and similar intellectual property as significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, domain name registration agreements, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights.

LICENSES

         Australian Secured Investments Ltd has an Australian Financial Services
License issued by the Australian Securities and Investments Commission.

EMPLOYEES

         As of December 31, 2006, we had 198 full-time and 271 part-time employees. Most employees were based in Japan. The Chief Executive Officer is, presently, based in Japan and the President and Chief Financial Officer is based out of offices in the United States.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

         We file annual and quarterly reports, proxy statements and other information with the SEC. You may read and copy any document we file at the
SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please
call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.iaglobalinc.com that provides additional information about our company and links to documents we file with the SEC.

ITEM 1A. RISK FACTORS

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

WE COULD BE DE-LISTED BY THE AMERICAN STOCK EXCHANGE

         On January 11, 2007, we received notice that the Listing Qualification
Panel of the AMEX Committee on Securities had accepted the plan submitted by us at the Oral Hearing held on October 31, 2006. We were given an extension of its listing through the filing of its December 31, 2006 Form 10-K on approximately
March 31, 2007 in accordance with Section 1009 (e) of the AMEX Company Guide.

         As of March 30, 2007, we in compliance with the AMEX continued listing standards and our common stock continues to trade on AMEX.

         On February 28, 2007, we received notice from AMEX concerning Sections
121(A)(1) and 802(a) of the AMEX Company Guide, which requires that each issuer have, and certify that it has and will continue to have a majority of independent directors. In order to remain within AMEX standards, a new independent director must be elected to serve on the company's board of directors by May 28, 2007. On March 29, 2007, we appointed a new independent director and we are in compliance with the AMEX Company Guide.

         We expect to maintain our AMEX listing. However, if our common stock were to be de-listed by AMEX, we expect that our shares would continue to be traded as a bulletin board stock. Not maintaining our AMEX listing would materially affect the ability of our stockholders to dispose of their shares, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

OUR CONTROLLING SHAREHOLDER GROUPS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of March 27, 2007, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki
Isobe and Kyo Nagae collectively hold approximately 53.1% of our common stock
(collectively, the "Controlling Shareholders"). The share ownership percentages excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures. These entities have stated in a Schedule 13D that they may be deemed to constitute a
"group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and
Kyo Nagae control each of our Controlling Stockholders.

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

         As of March 27, 2007, ASFL and its selling shareholders control approximately 30.9% of our common stock.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR
STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 27, 2007, 152.9 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other company insiders. As "affiliates" (as defined under Rule
144 of the Securities Act ("Rule 144") of the company, our principal stockholders and other company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

WE ARE EXPOSED TO CHANGES IN THE TELECOMMUNICATION AND INSURANCE INDUSTRIES.

         The Japanese telecommunications market is experiencing significant growth due to recent regulatory changes that now permit individuals and companies to choose their preferred telephone service provider. Global Hotline may be affected by the following factors that would impact its ability to operate as a telemarketer of telecommunications and insurance products in Japan.

o It's contracts with telecommunication and insurance companies may not be renewed;

o The cost to hire and train staff to startup new contracts;

o Increased usage of wireless technology for telephone and internet usage;

o Passing of new or changes in existing legislation;

o Impact of privacy laws;

o New competitors;

o Decreased pricing;

o Changes in the availability of employees or wages paid to employees to operate the call centers;

o Loss of key personnel.

         In addition, the Global Hotline business has a concentration of customers with five customers. Our business is dependent upon our ability to operate efficiently by maintaining tight control on cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a telemarketer of telecommunications and insurance products in
Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE ARE EXPOSED TO CHANGES IN THE AUSTRALIAN FINANCE INDUSTRY

         The Australian finance industry is experiencing significant change. We own 36% of ASFL which raises funds through the issuance of debentures in
Australia and provides short term, secured, real property loans to businesses or investors in Australia. ASFL may be affected by the following factors that would impact its ability to operate as a short term lender in Australia.

o Risks related to mortgage lending, including customers may not be able to repay the loans, the value of the underlying security may decline, ASFL is reliant on property valuations to ensure collectibility of the loans and we are reliance on customers maintaining adequate insurance on the real property;

o Market perception of ASFL and ASFL's competitors can have a major impact on the ability to raise funds from debentures. Any negative perception of high defaults or inability to service debt or potential bankruptcy or liquidation by other players in the industry can have an impact on ASFL's reputation as well.

o ASFL's license could be terminated;

o General economic conditions and changes in interest rates; o The loan portfolio is concentrated in a small number of significant loans; o Passing of new or changes in existing legislation; o New competitors; o Decreased pricing;

o Decreased market demand for high interest loans; o Litigation risk; o ASFL could default on its debentures; o ASFL may not be able to raise sufficient funds from debentures to adequately fund the business; and o Loss of key personnel.

         The ASFL business is also dependent upon their ability to operate efficiently by maintaining tight control on cash flows and raising funds from debentures. Any change in these factors could adversely affect our ability to operate as a short term lender in Australia. This could have a material adverse effect on ASFL's business, prospects, financial condition and results of operations.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses, make equity investments and to maintain the
AMEX requirements of $6 million in stockholders' equity for continued listing of our shares. There can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

         Moreover, if we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

WE WILL ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND
DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN
EXPECTED.

         In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed acquisitions during early 2004, August 2004, March 2004, June 2004 and June
2005; we invested in a joint venture in July 2004; made an equity investment in
October 2006; we sold businesses in December 2004, May 2005, July 2005 and April
2006; and we divested a joint venture interest in October 2004. Such transactions are accompanied by a number of risks, including:

o Use of significant amounts of cash,

o Potentially dilutive issuances of equity securities on potentially unfavorable terms,

o Incurrence of debt on potentially unfavorable terms as well as amortization expenses related to goodwill and other intangible assets, and

o The possibility that we may pay too much cash or issue too much of our stock as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties include:

o Diversion of management time, during the period of negotiation through closing and after closing, from it`s focus on operating the businesses to issues of integration.

o Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

o The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

o The need to implement controls, procedures and policies appropriate for a public company that may not have been in place in private companies, prior to acquisition.

o The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration,

o The need to successfully develop any acquired in-process technology to realize any value capitalized as intangible assets.

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

o Effectively transfer liabilities, contracts, facilities and employees to any purchaser,

o Identify and separate the intellectual property to be divested from the intellectual property that we wish to keep,

o Reduce fixed costs previously associated with the divested assets or business,
and

o Collect the proceeds from any divestitures.

         In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other products offered by us. All of these efforts require varying levels of management resources, which may divert our attention from other business operations.

         If we do not realize the expected benefits or synergies of any divestiture transaction, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

THE COMPANY IS EXPOSED TO LEGAL CLAIMS.

         We have been exposed to legal matters during 2004-2006.

         In April 2006, we received notice of a suit filed against Inter Asset
Japan ("IAJ"), the company and others in the King County Superior Court of the
State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated
Content Corporation ("ACC") stock from IAJ. In September and October 2006, we received notice of claims filed in the King County Superior Court proceeding by
AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. In March 2007, we received notice that
Flashpoint had amended its claim to include an officer of the company. We filed motions to dismiss the claims made by Flashpoint and others against us and the officer for lack of personal jurisdiction over the company and for failure to state a claim. A hearing is expected during the second quarter of 2007. We believe that we and the officer have been improperly included in this dispute between AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and
IAJ, and that there is no basis for the claims made by the parties against us and the officer. We will vigorously defend against these claims.

         We have not provided for a provision in these litigation matters. Their are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

OUR CUSTOMER BASE IS CONCENTRATED.

         Global Hotline has contracts with three major Japanese
telecommunications companies and two major United States insurance companies.
The loss of these contracts would have a material adverse impact on Global
Hotline's ability to produce revenue.

WE HAVE LIMITED INSURANCE.

         We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

o Quarterly variations in our operating results,

o Sale of a significant number of our common stock by shareholders,

o Announcements by us regarding significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, liquidity, and our AMEX listing,

o Issuance of convertible or equity securities for general or merger and acquisition purposes,

o Issuance of debt or convertible debt for general or merger and acquisition purposes,

o Investor relation activities,

o Announcements of technological innovations,

o New product introductions by us or our competitors,

o Competitive activities,

o Additions or departures of key personnel,

o Issuance of loans to customers or related or affiliated parties,

o General market and economic conditions,

o Defending significant litigation, and

o Foreign exchange gains and losses.

         These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. Factors like this could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE A LIMITED OPERATING HISTORY.

         We have a limited operating history on which to base an evaluation of our business and prospects, having only commenced our initial business operations in April 1999. In addition, we have shifted our business from broadband entertainment channels and revenues derived from advertising to operating primarily as a holding company. We acquired Rex Tokyo, one of our two principal subsidiaries, in 2004, and have divested our interest in Rex Tokyo in
April 2006. Accordingly, unless we acquire other businesses, our only significant revenue in 2007 will come from Global Hotline, which we acquired in
June 2005 and ASFL, for which we made a 36% equity investment in on October 19,
2006.

         Our prospects must be considered in light of the risks, difficulties and uncertainties frequently encountered by companies in an early stage of development, companies in new and rapidly evolving markets such as the market for telecommunication and technology products and services.

         Since we have a limited history of operations, investors may be unable to fully assess our future operating performance or our future financial results by comparing these criteria against past or present equivalents.

WE MAY INCUR LOSSES IN THE FUTURE.

         We have experienced net losses since inception. While we expect to be profitable in 2007, there can be no assurance that we will maintain profitability.

WE ARE EXPOSED TO FOREIGN CURRENCY GAINS AND LOSES.

         The majority of our operations are located in Japan and we have an equity investment on Australia. We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen, Australian Dollar and US Dollar would have a material adverse or positive effect on our business, financial condition and results of operations.

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
Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse or positive effect on our business, prospects, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

         Our executive offices are currently located at 550 N. Reo Street, Suite
300, Tampa, FL 33609. The office is leased on a renewed on a month to month basis for $213 per month effective April 1, 2007. We maintain a regional office in Atlanta, Georgia. The office is leased on a month to month basis for $500 per month effective April 1, 2007. We maintain a regional office in San Francisco,
California. The office is leased on a month to month basis for $300 per month effective March 15, 2007.

         A summary of material Global Hotline property leases is as follows:

                            Total                        Monthly         Lease           Termination
Location                  Sq. Meters     Description     Payment          Term              Clause
--------------------      ----------    -------------    -------    -----------------    -----------
Tokyo office .......      538.27 m2     Headquarters,     11,266    12/31/06-12/31/08      6 months
                                         call center
Tokyo call center ..      571.65 m2      Call center      35,541     2/28/07-2/28/09       6 months
Tokyo call center ..      403.00 m2      Call center      20,577     12/1/05-11/30/07      2 months
Tokyo call center ..      426.00 m2      Call center      27,582      5/8/06-5/7/08        6 months

ITEM 3.  LEGAL PROCEEDINGS

         The various legal matters between the company and Mr. Badner were resolved with the payment of $55,383 plus interest of 9% from October 25, 2004.
After a motion was filed to dismiss Mr. Badner's New York Supreme Court complaint against an officer of the Company, Mr. Badner dismissed his complaint with prejudice. No payment was made by or on behalf of the company or the officer to Mr. Badner.

         In April 2006, we received notice of a suit filed against Inter Asset
Japan ("IAJ"), the company and others in the King County Superior Court of the
State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated
Content Corporation ("ACC") stock from IAJ. In September and October 2006, we received notice of claims filed in the King County Superior Court proceeding by
AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. In March 2007, we received notice that
Flashpoint had amended its claim to include an officer of the company. We filed motions to dismiss the claims made by Flashpoint and others against us and the officer for lack of personal jurisdiction over the company and for failure to state a claim. A hearing is expected during the second quarter of 2007. We believe that we and the officer have been improperly included in this Dispute between AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and
IAJ, and that there is no basis for the claims made by the parties against us and the officer. We will vigorously defend against these claims.

         We have not provided for a provision in these litigation matters. Their are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

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

         QUARTER ENDED                        HIGH            LOW
         -------------                        ----            ---

         March 31, 2006                      $0.370          $0.260
         June 30, 2006                       $0.370          $0.170
         September 30, 2006                  $0.140          $0.250
         December 31, 2006                   $0.100          $0.240

         March 31, 2005                      $0.400          $0.210
         June 30, 2005                       $0.250          $0.130
         September 30, 2005                  $0.480          $0.160
         December 31, 2005                   $0.460          $0.280

         As of March 27, 2007, the closing price of the company's common stock was $.35 per share. As of March 27, 2007, there were 152,915,157 shares of common stock outstanding held by approximately 199 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names is approximately 1,500.

DIVIDEND POLICY

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 7, 2007, ASFL and its selling shareholders converted 4,375 shares of Series A-1 of Convertible Preferred Stock into 43,750,000 shares of our common stock.

STOCK PRICE PERFORMANCE GRAPH

                                2006 Performance Graph
                         Comparison of Cumulative Total Return
Among IA Global, Inc., the AMEX Composite Index and the NASDAQ Telecommunication Index

                                 12/31/2001   12/31/2002   12/31/2003   12/31/2004   12/31/2005   12/31/2006
                                 ----------   ----------   ----------   ----------   ----------   ----------
IA Global, Inc. ..............   $   100.00   $    18.18   $    61.36   $    88.64   $    72.73   $    31.82

AMEX Composite Index .........   $   100.00   $    97.26   $   138.45   $   169.22   $   207.53   $   242.62

NASDAQ Telecommunication Index   $   100.00   $    45.97   $    77.58   $    83.78   $    77.74   $    99.32

         The above assumes that $100 was invested in the common stock and each index as of December 31, 2001. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative Of future periods.

ITEM 6.  SELECTED FINANCIAL DATA

         In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2006. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations.

                                                             Years Ended December 31,
                                               ----------------------------------------------------
                                                 2006       2005       2004       2003       2002
                                               --------   --------   --------   --------   --------
                                                  (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue .....................................  $ 19,139   $ 15,745   $      -   $      -   $    406
Net loss from continuing operations .........    (3,977)      (686)    (1,085)    (1,323)    (1,493)
Net loss ....................................    (3,770)    (2,071)    (1,443)    (2,148)    (1,493)
Net loss applicable to common shareholders ..    (3,770)    (2,071)    (1,443)    (3,125)    (1,493)
Net loss per share from continuing operations     (0.04)     (0.01)     (0.01)     (0.02)     (0.04)
Net loss per share ..........................     (0.03)     (0.02)     (0.02)     (0.05)     (0.04)

BALANCE SHEET DATA:
Total assets ................................    21,640     28,134     15,213      4,217        451
Long term liabilities .......................     4,762      2,708          -          -          -
Stockholder's equity (deficiency) ...........     9,259      6,016      4,134      2,685       (891)

                 Summarized Quarterly Financial Data (Unaudited)
                                                                                        Quarter Ended, (in thousands)
                                                                              --------------------------------------------------
                                                                     Total    December 31   September 30    June 30     March 31
                                                                   --------   -----------   ------------   ---------    --------
Year Ended December 31, 2006
Revenue ........................................................   $ 19,139     $  7,742      $  4,483     $   3,243    $  3,671
Gross profit ...................................................     16,244        7,778         3,879         2,435       2,152
Net (loss) profit from continuing operations ...................     (3,977)         547        (1,179)       (1,882)     (1,463)
Gain (loss)  from discontinued operations ......................        207         (332)            -           463          76
Net (loss) profit ..............................................     (3,770)         215        (1,179)       (1,419)     (1,387)

Basic net (loss) profit per share from continuing operations ...   $  (0.04)    $   0.01      $  (0.01)    $   (0.02)   $  (0.01)
Basic net (loss) profit per share from discontinued operations .          -            -             -             -           -
                                                                   --------     --------      --------     ---------    --------
                                                                   $  (0.03)         $ -      $  (0.01)    $   (0.01)   $  (0.01)
                                                                   ========     ========      ========     =========    ========

Diluted net (loss) profit per share from continuing operations .   $  (0.04)         $ -      $  (0.01)    $   (0.02)   $  (0.01)
Diluted net (loss) profit per share from discontinued operations          -            -             -             -           -
                                                                   --------     --------      --------     ---------    --------
                                                                   $  (0.03)         $ -      $  (0.01)    $   (0.01)   $  (0.01)
                                                                   ========     ========      ========     =========    ========

Year Ended December 31, 2005
Revenue ........................................................   $ 15,745     $  7,746      $  7,106     $     893    $      -
Gross profit ...................................................     10,174        4,728         4,980           466           -
Net (loss) profit from continuing operations ...................       (686)        (510)          571          (463)       (284)
(Loss) profit  from discontinued operations ....................     (1,385)        (860)          162          (427)       (260)
Net profit (loss) ..............................................     (2,071)      (1,370)          734          (891)       (544)

Basic net (loss) profit per share from continuing operations ...   $  (0.01)    $  (0.01)     $   0.01     $   (0.01)   $      -
Basic net (loss) profit per share from discontinued operations .      (0.01)           -             -         (0.01)          -
                                                                   --------     --------      --------     ---------    --------
                                                                   $  (0.02)    $  (0.01)     $   0.01     $   (0.01)   $  (0.01)
                                                                   ========     ========      ========     =========    ========

Diluted net (loss) profit per share from continuing operations .   $  (0.01)    $  (0.01)     $   0.01     $   (0.01)   $      -
Diluted net (loss) profit per share from discontinued operations      (0.02)       (0.01)            -         (0.01)          -
                                                                   --------     --------      --------     ---------    --------
                                                                   $  (0.02)    $  (0.01)     $   0.01     $   (0.01)   $  (0.01)
                                                                   ========     ========      ========     =========    ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

INTRODUCTION

         We had revenues of $19.1 million, $15.7 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have incurred net losses from continuing operations of $4.0 million, $.7 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services.

         Global Hotline has executed major contracts with three tier 1 telecommunication companies and two major health insurance companies in Japan covering the years 2006, 2007 and beyond. While we expect to approximately double our revenues and be profitable in 2007, there can be no assurance that we will maintain profitability.

         We operate as a holding company, executing to a narrow focused mergers and acquisitions strategy in the Pacific Rim region. We intend to aggressively grow our existing business entities during fiscal 2007. Over time, we expect to establish a broadly based network of subsidiary and majority-owned synergistic and complementary investments in the Japan, Australia, Singapore, the
Philippines, India, and China markets. We expect to enhance performance across all business metrics and deliver accelerating shareholder value. We own 100% of
Global Hotline. Operating exclusively in Japan, Global Hotline's multiple call centers undertake telemarketing of telecommunications products and services, and a range of insurance products and services. We own 36% of ASFL which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia.

         As part of our new strategy, we expect to shift the acquisition focus towards the consumer, technology, services, an health sectors, additionally we expect to capitalize on recent legislative changes in Australia by acquiring micro cap businesses at lower than average acquisition costs through June 30,
2007.

         During 2006, Global Hotline entered into loans of approximately
$9,277,000 and repaid loans of approximately $4,581,000. The net loans were used to expand the revenue producing infrastructure of the business.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses, make equity investments and to maintain the
AMEX requirements of $6 million in stockholders' equity for continued listing of our shares. There can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)
                                                                                          Year Ended December 31,
                                                                             ---------------------------------------------
                                                                               2006        2005     $ Variance  % Variance
                                                                             --------    --------   ----------  ----------

Revenue ..................................................................   $ 19,139    $ 15,745    $  3,394       21.6%
Cost of sales ............................................................      2,895       5,571      (2,676)     -48.0%
                                                                             --------    --------    --------    --------
Gross profit .............................................................     16,244      10,174       6,070       59.7%
                                                                             --------    --------    --------    --------
Selling, general and administrative expenses .............................     19,066       9,694       9,372       96.7%
                                                                             --------    --------    --------    --------
Operating (loss) profit ..................................................     (2,822)        480      (3,302)    -687.9%
                                                                             --------    --------    --------    --------
Other Income (Expense):
Interest income ..........................................................         92          53          39       73.6%
Interest expense and amortization of beneficial conversion feature .......       (851)       (390)       (461)     118.2%
Other Income .............................................................        179         121          58       47.9%
Gain on equity investment in Australia Secured Financial Limited .........         70           -          70      100.0%
Foreign currency transaction adjustment ..................................       (130)       (125)         (5)       4.0%
                                                                             --------    --------    --------    --------
Total other income (expense) .............................................       (640)       (341)       (299)      87.7%
                                                                             --------    --------    --------    --------
(Loss) profit from continuing operations before income  taxes ............     (3,462)        139      (3,601)    2590.6%
Income taxes:
Current provision ........................................................        515         825        (310)     100.0%
Deferred provision .......................................................          -           -           -        0.0%
                                                                             --------    --------    --------    --------
Net loss from continuing operations ......................................     (3,977)       (686)     (3,291)    -479.7%
                                                                             --------    --------    --------    --------
Gain from disposal of discontinued operations ............................        463         308         155       50.3%
Gain (loss) from discontinued operations .................................         76      (1,393)      1,469      105.5%
Loss on impairment of note receivable from sale of discontinued operations       (332)       (300)        (32)    -100.0%
                                                                             --------    --------    --------    --------
Total gain (loss) from discontinued operations ...........................        207      (1,385)      1,592      114.9%
                                                                             --------    --------    --------    --------
Net loss .................................................................   $ (3,770)   $ (2,071)   $ (1,699)     -82.0%
                                                                             ========    ========    ========    ========

YEAR ENDED DECEMBER 31, 2006 VS. YEAR ENDED DECEMBER 31, 2005

         Net revenue for the year ended December 31, 2006 increased $3,394,000 to $19,139,000, as compared to the year ended December 31, 2005. During 2006,
Global Hotline executed major contracts with three tier 1 telecommunication companies and two major health insurance companies in Japan. Global Hotline was acquired on June 15, 2005.

         During September 2006, we significantly increased the number of personnel assigned to the Internet Service Partners contract and made a corresponding decrease personnel in for the KDDI contract. This change was implemented to maximize our revenue and profits.

         As of March 31, 2006, Global Hotline did not achieve the required target of lines to be sold under a contract with KDDI and reclassified
$3,889,000 from deferred revenue to accrued liabilities. On December 29, 2006, we finalized negotiations with KDDI and repaid $1,019,000 of the accrued liability and recognized the balance of $2,870,000 as revenue.

         On December 29, 2006, IA Partners entered into a Agreement with AFLAC.
Pursuant to this Agreement, Global Hotline recorded $727,524 as revenue and deferred $727,524 as of December 31, 2006.

COST OF SALES

         Cost of sales for the year ended December 31, 2006 decreased $2,676,000 to $2,895,000 as compared to the year ended December 31, 2005. The decrease resulted from reduced outsourced call center operations, better management, and more effective utilization of resources by Global Hotline to support the KDDI contracts.

EXPENSES

         Selling, general and administrative expenses for the year ended
December 31, 2006 increased $9,372,000 to $19,066,000, as compared to the year ended December 31, 2005. This was due to increased operating expenses of
$122,000 related to the implementation of SFAS 123 R and $9,236,000, including additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. This expense was necessary to leverage Global Hotline`s growing revenues. During 2006, Global Hotline executed major contracts with three tier 1 telecommunication companies and two major health insurance companies in Japan.
In connection with these new contracts, Global Hotline established two new call centers and incurred the above noted startup and training costs through
September 30, 2006 prior to sales activities commencing.

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

OTHER INCOME/EXPENSE

         Other expense for the year ended December 31, 2006 was $640,000 as compared to $341,000 for the year ended December 31, 2005. The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $851,000 and a foreign currency translation adjustment of
$129,000, offset by other income of $179,000, interest income of $92,000, and a gain on equity investment of $70,000 from ASFL for the period October 19, 2006 to December 31, 2006.

         The 2005 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $390,000 and a foreign currency transaction adjustment of $125,000, offset by other income of $121,000 and interest income of $52,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $3,977,000 for the year ended
December 31, 2006 as compared to a net loss of $686,000 for the year ended
December 31, 2005. The reasons for the increased loss were due to the increased expenses from implementing new accounting pronouncements and Global Hotline's investment into infrastructure and staffing to fulfill the business requirements of its new major contracts as more fully discussed above. The nature of Global
Hotline`s business model is such that revenues lag expenses by approximately 6
-8 months.

NET LOSS

         Net loss was $3,770,000 for the year ended December 31, 2006 as compared to a net loss of $2,071,000 for the year ended December 31, 2005. The reasons for the increased loss were due to the increased operating expenses of
Global Hotline, as more fully discussed above.

         In accordance with SFAS 144, we accounted for the Rex Tokyo gain from disposal of discontinued of operations of $463,000 and gain from discontinued
operations from Rex Tokyo of $76,000 and a loss on impairment of note receivable of $332,000 for the year ended December 31, 2006, as total gain from discontinued operations in our consolidated statement of operations.

         In accordance with SFAS 144, we accounted for the Rex Tokyo loss of
$982,000, Fan Club loss of $257,000 and the IA Global Acquisition Co loss of
$154,000 and the net gain of disposal of discontinued operations of $308,000 and a loss on impairment of note receivable of $300,000 for the year ended December
31, 2005 as total loss from discontinued operations in our consolidated statement of operations.

YEAR ENDED DECEMBER 31, 2005 VS. YEAR ENDED DECEMBER 31, 2004

REVENUE

         Net revenue for the year ended December 31, 2005 increased $15,745,000 to $15,745,000 as compared to the year ended December 31, 2004. This increase was due to the acquisition of Global Hotline on June 15, 2005.

         There were no sales in the year ended December 31, 2004 due to all operations from the year ended December 31, 2004 being accounted for in the gain from discontinued operations.

COST OF SALES

         Cost of sales for year ended December 31, 2005 increased $5,571,000 to
$5,571,000 as compared to the year ended December 31, 2004. The increase resulted from outsourced call center operations by Global Hotline to support the
KDDI contract.

         There was no cost of sales in the year ended December 31, 2004 due to all operations from the year ended December 31, 2004 being accounted for in the gain from discontinued operations.

EXPENSES

         Selling, general and administrative expenses for the year ended
December 31, 2005 increased $8,597,000 to $9,694,000, as compared to the year ended December 31, 2004. This was due to increased operating expenses of
$545,000 related to IA Global, primarily due to lawsuit expenses, and $8,051,000 related to Global Hotline, which was acquired on June 15, 2005.

         For 2006 and 2005, the selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, and other general and administrative costs. The difference in the current periods compared to the prior periods is primarily due to the acquisition of Global Hotline on June 15, 2005.

OTHER INCOME (EXPENSE)

         Other expense for the year ended December 31, 2005 was $341,000 as compared to other income of $12,000 for the year ended December 31, 2004. The
2005 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $390,000 and a foreign currency translation adjustment of $125,000, offset by other income of $121,000 and interest income of $52,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $686,000 for the year ended
December 31, 2005 as compared to a net loss of $1,085,000 for the year ended
December 31, 2004. This decrease was to the acquisition of Global Hotline on
June 15, 2005.

NET LOSS

         Net loss was $2,071,000 for the year ended December 31, 2005 as compared to a net loss of $1,443,000 for the year ended December 31, 2004. The reasons for the decreased loss were discussed above.

         In accordance with SFAS 144, we accounted for the Rex Tokyo loss of
$982,000, Fan Club loss of $257,000 and the IA Global Acquisition Co loss of
$154,000 and the net gain of disposal of discontinued operations of $308,000 and a loss on impairment of note receivable of $300,000 for the year ended December
31, 2005 as total loss from discontinued operations in our consolidated statement of operations.

         In accordance with SFAS 144, we accounted for the Rex Tokyo profit of
$142,000, the Fan Club profit of $1,000 and the IA Global Acquisition Co loss of
$501,000 for the year ended December 31, 2004 as total loss from discontinued
operations in our consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and marketable securities of approximately $4.4 million and net working capital of approximately $3.0 million as of December 31, 2006.

         We expect net cash used in continuing operations to improve as the
Global Hotline results from operations improve.

         During 2006, Global Hotline entered into loans of approximately
$9,277,000 and repaid loans of approximately $4,581,000. The net loans were used to expand the business infrastructure.

         We may need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses and make equity investments.

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.2 million as of December 31, 2006, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt, $0.1 million raised from a capital contribution and $.1 million raised from the exercise of stock options. In addition, we have issued equity for non-cash items totaling $13.6 million, including $6.9 million issued for services, $3.4 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition, $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $4.7 million and convertible debentures with approximately $3.1 million outstanding as of
December 31, 2006.

OPERATING ACTIVITIES

         Net cash used in continuing operations for the year ended December 31,
2006 was $8,890,000. This amount was primarily related to a net loss from continuing operations of $3,977,000, an increase in accounts receivable of
$4,406,000 and a decrease of in deferred revenue of $2,292,000. This was offset by depreciation and amortization of $1,980,000.

         As the results of Global Hotlines operations continue to improve, we expect better utilization of net cash. Global Hotline has executed major contracts with three tier 1 telecommunication companies and two major health insurance companies in Japan covering the years 2006, 2007 and beyond. While we expect to approximately double our revenues and be profitable in 2007, there can be no assurance that we will maintain achieve profitability.

         In addition, during September 2006, Global Hotline significantly increased the number of personnel assigned to the Internet Service Partners contract and made a corresponding decrease personnel in personnel for the KDDI contract that had been entered into on April 25, 2006 and concluded on September
30, 2006. This change was implemented to maximize revenue and profits for the company. On January 1, 2007, Global Hotline entered into an Agreement with KDDI and agreed to sell telephone products on behalf of KDDI.

INVESTING ACTIVITIES

         Net cash provided by investing activities for the year ended December
31, 2006 was $3,972,000. This amount relates to the sale of Rex Tokyo on April
4, 2006 and the repayment of a note receivable from an affiliate of our controlling shareholder group, offset by the purchase of capital expenditures and cash spent to acquire our 36% interest in ASFL.

         On April 4, 2006, we closed the sale of our 60.5% interest in Rex Tokyo back to Rex Tokyo. We received $1,300,000 in payments during April to June 2006.

         In December 2005, Global Hotline loaned 360,000,000 Yen to GMB. This increased the total amounts due from GMB to 400,000,000 Yen or approximately
$3,394,000 at current exchange rates. GMB repaid 200,000,000 Yen on January 13,
2006, 80,000,000 Yen on April 7, 2006 and the remaining 120,000,000 Yen on April
27, 2006.

         On October 19, 2006, the company closed its 36% equity investment in
ASFL. The transaction is structured as a share exchange in which the company issued 4,375 of Series A-1 Preferred Stock that are exchangeable into 43,750,000 shares of its common stock upon certain conditions in exchange for 36% of ASFL's outstanding common shares. In addition, we paid $250,000 at closing and $125,000 on January 19, 2007 and agreed to pay $125,000 within one hundred and eighty days of closing. The total value of the investment totals $7,500,000. The Series
A-1 Preferred Stock were converted into 43,750,000 shares of common stock on
February 9, 2007.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the year ended December
31, 2006 was $5,201,000.

         During 2006, Global Hotline entered into loans of approximately
$9,277,000 and repaid loans of approximately $4,581,000. The net loans were used to expand the business.

         In addition, during 2006 we received a dividend of approximately
$426,000 from our 36% equity investment in ASFL, and we received $80,000 from the exercise of stock options.

         We advanced 40,000,000 Yen on May 26, 2006 and 100,000,000 Yen on June
5, 2006 to Global Hotline. The total amount of approximately $1,261,000 at current exchange rates is due on demand and accrues interest at 3.5% per annum.
The advances were used to expand the Global Hotline business.

Other Material Commitments.

         The company's contractual cash obligations based on the end of period exchange rates and the minimum payments required under operating and capital leases as of December 31, 2006 are summarized in the table below.

Contractual                                               Less Than                      Greater Than
Cash Obligations            Total           1 Year        1-3 Years        3-5 Years       5 Years
--------------------      ----------      ----------      ----------      ----------     ------------
Operating leases ...      $1,016,809      $  709,331      $  205,392      $  102,086      $        0
Note payable .......      $4,695,305      $3,058,229      $1,079,351      $  557,725      $        0
Capital expenditures      $  100,000      $  100,000      $        0      $        0      $        0
Acquisitions .......      $  250,000      $  250,000      $        0      $        0      $        0
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

INCOME TAXES

         We are subject to income taxes in both the U.S. and foreign (Japan)
jurisdictions. Significant judgment is required in determining the provision for income taxes. We recorded a valuation for the deferred tax assets from our net operating losses carried forward due to us not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation.

STOCK-BASED COMPENSATION

         Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards No. 123-R,
Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting
Bulletin No. 107. We adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to
December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No.
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

INTANGIBLE ASSETS

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

REVENUE RECOGNITION

         Global Hotline revenue was derived from its multiple call centers undertaking the telemarketing of telecommunications products and services, and a range of insurance products and services in Japan. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $1,297,000 and
$3,590,000 of deferred revenue as of December 31, 2006 and 2005, respectively.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Accounts receivable consists primarily of amounts due us from our normal business activities. We maintain reserves to reflect the expected non-collection of accounts receivable based on past collection history and specific risks identified within our portfolio. If the financial condition of our customers were to deteriorate resulting in an impairment of their ability to make payments, or if payments from customers are significantly delayed, additional allowances might be required.

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

LITIGATION COSTS

         We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly review the status of pending legal actions to evaluate the amount and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future. We have not provided provisions for any litigation matters as of December 31, 2006.

EQUITY INVESTMENT

         October 19, 2006, IA Global closed its 36% equity investment in ASFL.
The company issued 43,750,000 shares of its common stock for 36% of ASFL's outstanding common shares. The parties agreed to value the company's common stock at $.16 per share, which was the closing market price on October 2, 2006 and the day before the signing of the initial term sheet on October 3, 2006. In addition, the company paid $500,000. The total value of the investment totals
$7,500,000.

         ASFL which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia.

         We account for this investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The investment in ASFL was not considered impaired as of December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155: "Accounting For Certain
Hybrid Financial Instruments- an amendment of SFAS No. 133 and 140". This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d)
clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 155 is not expected to have a significant impact on our consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140." This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected to have a significant impact on our consolidated financial statements.

         In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48,
"Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB
Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a significant impact on our consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157; "Fair Value
Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15,
2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of FASB 157 to determine the impact on our consolidated financial statements.

         In September 2006, the Staff of the SEC issued SAB No. 108:
"Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on our consolidated financial statements.

         In July 2006, the Emerging Issues Task Force ("EITF") of the FASB
reached a consensus and ratified Issue No. 06-2: "Accounting for Sabbatical
Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting
for Compensated Absences". SFAS No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met.
However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of
SFAS No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. EITF 06-2 was effective beginning January 1, 2007. The adoption of SAB No. 108 is not expected to have a significant impact on our consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS
115" (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of
SFAS No 159 is not expected to have a significant impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         We were exposed to foreign currency risks due to the acquisition of
Global Hotline on June 15, 2005 and our equity investment in ASFL which closed on October 19, 2006. These businesses operate in Japan and Australia, respectively.

         We do not trade in hedging instruments or "other than trading"
instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of December
31, 2006, total debt was $4,695,000. This debt provides for variable interest rates with current interest rates of 1.5% to 2.5%.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December
31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective in ensuring that (1)
information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         There were no disclosures of any information required to be filed on
Form 8-K during the three months ended December 31, 2006 that were not filed.

                                    PART III

         Certain information required by Items 10, 11, 12, 13, and 14 of Form
10-K is incorporated by reference from the discussion responsive thereto under the captions "Election of Directors" and "Independent Registered Public
Accounting Firm" in our Proxy Statement relating to our 2007 Annual Meeting of
Stockholders.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

         Report of Independent Registered Public Accounting Firm....      F-1

         Consolidated Balance Sheets
              as of December 31, 2006 and 2005......................      F-2

         Consolidated Statements of Operations
              for the years ended December 31, 2006, 2005 and 2004..      F-3

         Consolidated Statement of Stockholders' Equity (Deficiency)
              for the years ended December 31, 2006, 2005 and 2004..      F-4

         Consolidated Statement of Cash Flows
              for the years ended December 31, 2006, 2005 and 2004..      F-5

         Notes to Consolidated Financial Statements.................  F-6 - F-34

(b) EXHIBITS:

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -------------------

3.1      Certificate of Incorporation, as amended, of Registrant (1)

3.2      Certificate of Amendment, dated January 3, 2004, to the Certificate of
         Incorporation of the Registrant (2)

3.3      Certificate of Designation of Preferences and Rights of the
         Registrant's Series A convertible preferred stock (3)

3.4      By-laws of Registrant, as amended (4)

3.5      Certificate of Amendment, dated June 17, 2004, to the Certificate of
         Incorporation of the Registrant, filed herewith.

3.6      Certificate of Amendment of Restated Certificate of Incorporation of IA
         Global, Inc. dated June 7, 2005. (6)

3.7      Certificate of Designation of Preferences and Rights of the
         Registrant's Series B Convertible Preferred Stock (7)

3.8      Certificate Eliminating Reference to a Series B Convertible Preferred
         Shares of Stock from the Certificate of Incorporation of IA Global,
         Inc. dated October 18, 2006. (8)

3.9      Certificate of Designations, Rights and Preferences of the Series A-1
         Preferred Stock of IA Global, Inc. dated October 18, 2006. (8)

4.1      Form of Certificate evidencing shares of common stock (1)

10.1     1999 and 2000 Stock Option Plans (5)*

10.2     Amendment 3 to Senior Secured Promissory Note dated January 6, 2006 between IA Global, Inc., IA Global Acquisition Co. and Ominira
         Networks, LLC (9)

10.3     Business Outsourcing Basic Contract signed October 6, 2004 between KDDI and Global Hotline. (English Translation) (28)

10.4     Notice of Conversion of Series B Convertible Preferred Stock between IA
         Global, Inc. and Inter Asset Japan LBO No 1 Fund dated January 30,
         2006. (10)

10.5     Letter dated February 1, 2006 between IA Global, Inc and Ominira
         Networks LLC. (11)

10.6     Partner Contract dated December 22, 2005 between IA Partners Co Ltd and
         Internet Service Partners. (English translation) (12)

10.7     Amendment to Employment Agreement dated February 14, 2006 between IA
         Global, Inc. and Mark Scott. (13)*

10.8     Agreement For Repayment of Hideki Anan Note Receivable dated March 10,
         2006 amongst Hideki Anan, Global Hotline, Inc. and IA Global, Inc. (14)

10.9     Compensation Committee Charter dated March 14, 2006. (14)

10.10    Amendment 4 to Senior Secured Promissory Note dated March 27, 2006 between IA Global, Inc., IA Global Acquisition Co. and Ominira Networks
         LLC. (15)

10.11    Share Sale Agreement dated April 4, 2006 among IA Global, Inc., Rex
         Tokyo Co Ltd and Hiroyuki Ejima. (16)

10.12    Amendment 3 to Senior Secured Promissory Note dated April 11, 2006 between Global Hotline, Inc. and GMB International Inc. (17)

10.13    Financial Loan Agreement dated March 29, 2006 between Rex Tokyo Co Ltd and The Bank of Tokyo-Mitsuibishi UFJ, Ltd. (English translation)(7)

10.14    Agency Contract dated April 14, 2006 between Japan Telecom Invoicing,
         Inc. and Global Hotline, Inc. (English translation)(7)

10.15    Agreement dated April 25, 2006 between Global Hotline, Inc. and KDDI
         Networks and Solutions. (English translation)(7)+

10.16    Agency Ordering Agreement dated May 10, 2006 between IA Partners Co Ltd and AFLAC Co Ltd. (English translation) (18)

10.17    Business Agency Contract dated May 10, 2006 between IA Partners Co Ltd and AFLAC Co Ltd. (English translation)(18)

10.18    Working Capital Loan dated June 30, 2006 between Global Hotline Inc.
         and Risona Bank Co Ltd. (English translation)(18)

10.19    Standard Bank Transaction Agreement dated July 31, 2006 between Global
         Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd. (English
         translation)(19)

10.20    Term Sheet dated October 11, 2006 by and between IA Global, Inc. and
         Australian Secured Financial Limited. (20)

10.21    Agency Contract dated July 1, 2006 between IA Partners Co Ltd and
         American Home Assurance Company. (English Translation) (19)

10.22    Share Exchange Agreement dated October 19, 2006 amongst IA Global,
         Inc., Australian Secured Financial Limited ("ASFL") and the selling shareholders of ASFL. (21)

10.23    Senior Secured Promissory Note dated September 6, 2006 between IA
         Global, Inc. and Global Hotline, Inc. (19)

10.24    Loan Application form dated September 11, 2006 between IA Partners Co
         Ltd and Risona Bank. (English translation)(19)

10.25    Contract of Monetary Loan for Consumption dated September 29, 2006 between Global Hotline and Mitsui Sumitomo Bank. (English
         translation)(19)

10.26    Loan Application Form dated November 27, 2006 between Global Hotline,
         Inc. and Risona Bank Co Ltd. (English translation)(22)

10.27    The audited financial statements of AuSec as of June 30, 2006 and 2005, respectively, and for the respective years then ended. (23)

10.28    The unaudited Pro Forma Combined Condensed Consolidated Balance Sheet
         and Statement of Operations of the Company, with ASFL, as of September
         30, 2006 and the unaudited Pro Forma Combined Condensed Consolidated
         Statement of Operations of the Company, with ASFL, for the year ended
         December 31, 2006, respectively. (23)

10.29    Outsource Business Services Agreement dated December 28, 2006 between
         Global Hotline, Inc. and KDDI Network and Solutions, Inc. Appendix to
         Outsource Business Services Agreement dated December 28, 2006 between
         Global Hotline, Inc. and KDDI Network and Solutions, Inc. (English
         translation) (27) +

10.30    Special Bank Credit Facility Contract Amendment dated December 29, 2006 between Global Hotline, Inc. and Mitsui Sumitomo Bank Co. Ltd. (English
         translation) (24)

10.31    Special Bank Credit Facility Contract dated December 26, 2006 between
         IA Partners Co. Ltd. and Mitsui Sumitomo Bank Co. Ltd. (English
         translation)(24)

10.33    Mitsui Sumitomo Co. Ltd. Standard Terms and Conditions. (English
         translation)(24)

10.34    Financial Support for Direct Marketing Agreement between IA Partners Co
         Ltd and Aflac Co Ltd. (English translation) (27) +

10.35    Amendment to Employment Agreement dated January 24, 2007 between IA
         Global, Inc. and Mark Scott. (25)*

10.36    Employment Agreement dated February 8, 2007 between IA Global, Inc. and
         Mr. Schneideman. (26)*

10.37    Business Outsourcing Basic Contract signed October 6, 2004 between KDDI and Global Hotline. (English Translation)(28)

14.1     Code of Conduct and Ethics dated January 24, 2006. (10)

21.1     Subsidiaries of the Registrant, filed herewith.

23.1     Consent of Sherb & Co., LLP, filed herewith.

31.1     Section 302 Certifications, filed herewith.

31.2     Section 302 Certifications, filed herewith.

32.1     Section 906 Certifications, filed herewith.

32.2     Section 906 Certifications, filed herewith.
__________

*    Indicates a management contract or compensatory plan.

+    Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the
     Securities and Exchange Act of 1934, as amended.

(1)  Filed as an exhibit to Registrant's Registration Statement on Form S-1, as
     amended (File No. 333-71733), and incorporated herein by reference.

(2)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
     January 3, 2004, and incorporated herein by reference.

(3)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
     November 8, 2001, and incorporated herein by reference.

(4)  Filed as an exhibit to Registrant's Registration Statement on Form 8-A
     (File No. 1-15863), and incorporated herein by reference.

(5)  Filed as an exhibit to Registrant's From S-8, dated June 21, 2004, and incorporated herein by reference.

(6)  Filed as an exhibit to Registrant's Registration Statement on Form S-3
     (File No. 333-127205), dated August 4, 2005, and incorporated herein by reference.

(7)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 2006 and filed May 15, 2006, and incorporated
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
     reference.

(12) Filed as an exhibit to Registrant's Annual Report on Form 10-K, dated April
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

(17) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April
     11, 2006 and filed April 11, 2006, and incorporated herein by reference.

(18) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 2006 and filed August 11, 2006, and incorporated herein by reference.

(19) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
     quarter ended September 30, 2006 and filed November 14, 2006, and incorporated herein by reference.

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

(22) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
     November 27, 2006 and filed on December 1, 2006, and incorporated herein by reference.

(23) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated
     October 19, 2006 and filed on December 22, 2006, and incorporated herein by reference.

(24) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
     December 26, 2006 and filed on January 17, 2007, and incorporated herein by reference.

(25) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
     January 24, 2007 and filed on January 29, 2007, and incorporated herein by reference.

(26) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
     February 8, 2007 and filed on February 23, 2007, and incorporated herein by reference.

(27) Filed herewith.

(28) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 2005 and filed on August 15, 2005 and incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
IA Global, Inc.

We have audited the accompanying consolidated balance sheets of IA Global, Inc.
as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended
December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants
New York, New York
March 20, 2007

                                      F-1

                                         IA GLOBAL, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,      December 31,
                                                                                      2006              2005
                                                                                  ------------      ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .................................................     $  4,172,889      $  4,460,986
  Marketable Securities .....................................................          250,638                 -
  Accounts receivable, net of reserves of  $310,741 and $0, respectively ....        5,016,328           610,220
  Prepaid expenses ..........................................................          523,733           430,334
  Notes receivable ..........................................................          409,565         4,129,408
  Other current assets ......................................................          202,716           189,783
  Assets from discontinued operations .......................................                -        12,606,044
                                                                                  ------------      ------------
    Total current assets ....................................................       10,575,869        22,426,775

EQUIPMENT, NET ..............................................................          408,544           521,964

OTHER ASSETS
  Intangible assets, net ....................................................        2,317,889         4,449,558
  Equity investment in Australia Secured Financial Limited ..................        7,146,386                 -
  Other assets ..............................................................        1,190,820           735,859
                                                                                  ------------      ------------

                                                                                  $ 21,639,508      $ 28,134,156
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ..................................................     $    104,573      $    496,448
  Accrued liabilities .......................................................        2,477,509         2,274,646
  Consumption taxes received ................................................          264,514           294,947
  Income taxes payable- foreign .............................................          416,724           825,000
  Note payable - current portion of long term debt ..........................        3,058,229                 -
  Deferred revenue ..........................................................        1,297,046         3,589,532
  Liabilities of discontinued operations ....................................                -        11,929,115
                                                                                  ------------      ------------
    Total current liabilities ...............................................        7,618,595        19,409,688
                                                                                  ------------      ------------

LONG TERM  LIABILITIES:
  Long term debt ............................................................        1,637,076                 -
  Convertible debentures ....................................................        3,125,000         2,708,333
                                                                                  ------------      ------------
                                                                                     4,762,076         2,708,333
                                                                                  ------------      ------------
STOCKHOLDER'S EQUITY:
  Series A-1 Convertible Preferred Stock, $10,000 par value, 4,375 issued
    and outstanding (liquidation value $7,000) ..............................        7,000,000                 -
  Series B Preferred stock, $.01 par value, 5,000 shares authorized -0- and
    1,158 issued and outstanding, respectively (liquidation value $1,158,000)                -                12
  Common stock, $.01 par value, 200,000,000 shares authorized,
    109,165,157 and 97,425,181 issued and outstanding, respectively .........        1,091,651           974,251
  Additional paid in capital ................................................       32,835,714        32,992,589
  Accumulated deficit .......................................................      (31,431,914)      (27,662,170)
  Treasury stock ............................................................          (50,000)          (50,000)
  Accumulated other comprehensive loss ......................................         (186,614)         (238,547)
                                                                                  ------------      ------------
    Total stockholder's equity ..............................................        9,258,837         6,016,135
                                                                                  ------------      ------------

                                                                                  $ 21,639,508      $ 28,134,156
                                                                                  ============      ============

                                 See notes to consolidated financial statements.

                                                       F-2

                                                  IA GLOBAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Years Ended December 31,
                                                                                 -------------------------------------------------
                                                                                     2006               2005              2004
                                                                                 -------------      ------------      ------------

REVENUE ....................................................................     $  19,139,004      $ 15,744,686      $          -

COST OF SALES ..............................................................         2,894,727         5,571,090                 -
                                                                                 -------------      ------------      ------------

GROSS PROFIT ...............................................................        16,244,277        10,173,596                 -

Selling, general and administrative expenses ...............................        19,066,699         9,693,106         1,096,503
                                                                                 -------------      ------------      ------------

OPERATING (LOSS) PROFIT ....................................................        (2,822,422)          480,490        (1,096,503)
                                                                                 -------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest income ..........................................................            92,307            52,460             9,364
  Interest expense and amortization of beneficial conversion feature .......          (850,873)         (389,850)          (19,511)
  Other income .............................................................           178,640           120,750                90
  Gain on equity investment in Australia Secured Financial Limited .........            69,540                 -                 -
  Foreign currency transaction adjustment ..................................          (129,448)         (124,554)           24,680
  Gain on sale of equity investment in QuikCAT Australia Pty Ltd ...........                 -                 -            40,240
  Loss on equity investment in QuikCAT Australia Pty Ltd ...................                 -                 -           (43,229)
                                                                                 -------------      ------------      ------------
    Total other income (expense) ...........................................          (639,834)         (341,194)           11,634
                                                                                 -------------      ------------      ------------

(LOSS) PROFIT FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ...............        (3,462,256)          139,296        (1,084,869)

Income taxes - current provision ...........................................           515,000           825,000                 -
                                                                                 -------------      ------------      ------------

NET LOSS FROM CONTINUING OPERATIONS ........................................        (3,977,256)         (685,704)       (1,084,869)

DISCONTINUED OPERATIONS
  Gain from disposal of discontinued operations ............................           463,375           307,885                 -
  Gain (loss) from discontinued operations .................................            76,054        (1,393,531)         (358,166)
  Loss on impairment of note receivable from sale of discontinued operations          (331,917)         (300,000)                -
                                                                                 -------------      ------------      ------------
    Total gain (loss) from discontinued operations .........................           207,512        (1,385,646)         (358,166)
                                                                                 -------------      ------------      ------------

NET LOSS ...................................................................     $  (3,769,744)     $ (2,071,350)     $ (1,443,035)
                                                                                 =============      ============      ============

Basic and Diluted Loss Per share of Common-
  Basic and diluted loss per share from continuing operations ..............     $       (0.04)     $      (0.01)     $      (0.01)
  Basic and diluted loss per share from discontinued operations ............                 -             (0.02)                -
                                                                                 -------------      ------------      ------------
  Total basic and diluted loss per share ...................................     $       (0.03)     $      (0.02)     $      (0.02)
                                                                                 =============      ============      ============

  Weighted average shares of common stock outstanding - Basic and diluted ..       107,718,970        90,496,230        75,914,127
                                                                                 =============      ============      ============

                                          See notes to consolidated financial statements.

                                                                F-3

                                                  IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                                                                   Accumulated
                                                                                                                                                      Other
                                                                Preferred Stock               Common Stock           Additional                   Comprehensive                  Total
                                                            ------------------------   --------------------------     Paid in       Accumulated      Income       Treasury   Stockholder's
                                                              Shares        Amount        Shares         Amount       Capital         Deficit        (Loss)        Stock        Equity
                                                            ----------   -----------   ------------   -----------   ------------   ------------   -------------   --------   -------------

Balance as of December 31, 2003 ..........................       1,158   $        12     71,894,324   $   718,943   $ 26,049,286   $(24,147,785)    $ 114,349     $(50,000)   $ 2,684,805

  Common stock issued for Rex Tokyo Co Ltd acquisition ...           -             -        462,000         4,620        133,980              -             -            -        138,600
  Proceed from sale of common stock ......................           -             -      4,448,820        44,488      1,085,512              -             -            -      1,130,000
  Exercise of stock options ..............................           -             -        500,000         5,000         35,000              -             -            -         40,000
  Conversion of note payable to common stock .............           -             -      5,065,037        50,650      1,468,861              -             -            -      1,519,511
  Stock issued for services ..............................           -             -         30,000           300         13,200              -             -            -         13,500

  Other comprehensive income .............................           -             -              -             -              -              -        50,772            -         50,772
  Net loss ...............................................           -             -              -             -              -     (1,443,035)            -            -     (1,443,035)
                                                            ----------   -----------   ------------   -----------   ------------   ------------     ---------     --------    -----------
    Comprehensive loss ...................................                                                                                                                     (1,392,263)
                                                                                                                                                                              -----------

Balance as of December 31, 2004 ..........................       1,158            12     82,400,181       824,001     28,785,839    (25,590,820)      165,121      (50,000)     4,134,153
                                                                                                                                                                              ===========

  Common stock issued for Global Hotline, Inc. acquisition           -             -     15,000,000       150,000      2,947,500              -             -            -      3,097,500
  Proceed from sale of common stock ......................           -             -        350,000         3,500         56,000              -             -            -         59,500
  Repurchase of Fan Club Entertainment Co Ltd  stock .....           -             -       (350,000)       (3,500)       (52,500)             -             -            -        (56,000)
  Beneficial conversion feature ..........................           -             -              -             -      1,250,000              -             -            -      1,250,000
  Stock issued for services ..............................           -             -         25,000           250          5,750              -             -            -          6,000

  Other comprehensive loss ...............................           -             -              -             -              -              -      (403,668)           -       (403,668)
  Net loss ...............................................           -             -              -             -              -     (2,071,350)            -            -     (2,071,350)
                                                            ----------   -----------   ------------   -----------   ------------   ------------     ---------     --------    -----------
    Comprehensive loss ...................................                                                                                                                     (2,475,018)
                                                                                                                                                                              -----------

Balance as of December 31, 2005 ..........................       1,158            12     97,425,181       974,251     32,992,589    (27,662,170)     (238,547)     (50,000)     6,016,135
                                                                                                                                                                              ===========

  Conversion of preferred stock to common stock ..........      (1,158)          (12)    11,580,000       115,800       (115,788)             -             -            -              -
  Conversion of note payable to common stock .............           -             -       (840,024)       (8,400)      (233,094)             -             -            -       (241,494)
  Issuance of preferred stock for ASFL equity investment .       4,375     7,000,000              -             -              -              -             -            -      7,000,000
  123R Compensation expense ..............................           -             -              -             -        122,007              -             -            -        122,007
  Exercise of stock options ..............................           -             -      1,000,000        10,000         70,000              -             -            -         80,000

  Other comprehensive income .............................           -             -              -             -              -              -        51,933            -         51,933
  Net loss ...............................................           -             -              -             -              -     (3,769,744)            -            -     (3,769,744)
                                                            ----------   -----------   ------------   -----------   ------------   ------------     ---------     --------    -----------
    Comprehensive loss ...................................                                                                                                                     (3,717,811)
                                                                                                                                                                              -----------

Balance as of December 31, 2006 ..........................       4,375   $ 7,000,000    109,165,157   $ 1,091,651   $ 32,835,714   $(31,431,914)    $(186,614)    $(50,000)   $ 9,258,837
                                                            ==========   ===========   ============   ===========   ============   ============     =========     ========    ===========

                                          See notes to consolidated financial statements.

                                                                F-4

                                                  IA GLOBAL, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Years Ended December 31,
                                                                                    ----------------------------------------------
                                                                                        2006              2005             2004
                                                                                    ------------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................................     $ (3,769,744)     $(2,071,350)     $(1,443,035)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization .............................................        1,979,875        1,191,225            1,623
    Amortization of beneficial conversion feature .............................          416,667          208,332                -
    Amortization of financing cost ............................................                -           44,444                -
    Stock based compensation ..................................................          122,007                -                -
    Common stock issued for services ..........................................                -            6,000                -
    Impairment of note receivable for sale of discontinued operation ..........          331,917                -                -
    (Gain) on disposal of discontinued operation ..............................                -                -          (40,240)
    Stock issued for services .................................................                -                -           13,500
    Equity loss from investment in QuikCAT Australia Pty Ltd ..................                -                -           43,229
    Gain on equity investment in Australia Secured Financial Limited ..........          (69,540)               -                -
  Changes in operating assets and liabilities:
    Accounts receivable .......................................................       (4,406,108)       1,215,499                -
    Notes receivable ..........................................................         (247,568)          76,699                -
    Prepaid expenses ..........................................................          (93,399)          20,665          (76,524)
    Other current assets ......................................................          (12,933)          33,584          366,705
    Deferred tax asset ........................................................                -                -                -
    Other assets ..............................................................         (454,961)        (243,093)               -
    Accounts payable - trade ..................................................         (391,875)         360,269           11,489
    Accrued liabilities .......................................................          (49,649)          71,055          (59,927)
    Net consumption tax payable ...............................................         (115,443)         257,923                -
    Income taxes payable - foreign ............................................          163,604          825,000                -
    Deferred revenue ..........................................................       (2,292,486)        (606,961)               -
                                                                                    ------------      -----------      -----------
Net cash (used in) provided by continuing operations ..........................       (8,889,636)       1,389,291       (1,183,180)
  Loss from discontinued operations ...........................................         (539,429)       1,246,583          335,741
  Net cash used in discontinued operations ....................................         (854,895)      (1,620,497)      (1,124,587)
  Net cash used in discontinued operations from debt ..........................                -       (6,169,717)               -
  Net decrease (increase) in assets of discontinued operations ................       12,606,044        1,164,035       (7,440,457)
  Net (decrease) increase in liabilities of discontinued operations ...........      (11,939,787)       1,017,092        5,067,880
                                                                                    ------------      -----------      -----------
NET CASH USED IN OPERATIONS ...................................................       (9,617,703)      (2,973,213)      (4,344,603)
                                                                                    ------------      -----------      -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Capital expenditures ........................................................         (221,656)        (367,476)          (5,220)
  Capital expenditures from discontinued operations ...........................                -          (51,912)               -
  Repayment of loan receivable from QUIKCAT Australia Pty Ltd .................                -          150,000                -
  Proceeds from sale of QUIKCAT business unit and note receivable .............                -          200,000                -
  Proceeds from sale of Fan Club Entertainment Co Ltd .........................                -          185,000                -
  Repayment of loan receivable from sale of Fan Club Entertainment Co Ltd .....                -          445,680                -
  Repayment of loan receivable from affiliate of controlling shareholder group         3,394,000        2,242,475                -
  Proceeds from sale of Rex Tokyo Co, Ltd. ....................................        1,300,000                -                -
  Cash portion used in acquisition of Investment - Australian Secured Financial
   Limited ....................................................................         (250,000)               -                -
  Purchase of marketable securities ...........................................         (250,638)               -                -
  Loan to affiliate of controlling shareholder group ..........................                -       (5,672,994)               -
  Cash of Rex Tokyo Co Ltd (discontinued operation) immediately following
   acquisition ................................................................                -                -        1,934,839
  Purchase of discontinued operation- Rex Tokyo Co Ltd ........................                -                -         (941,000)
  Purchase of discontinued operation- IA Global Acquisition Co ................                -                -         (700,000)
  Note receivable from sale of discontinued operation - QuikCAT Australia
   Pty Ltd ....................................................................                -                -         (150,000)
  Cash from Global Hotline, Inc. on date of acquisition .......................                -        1,240,037                -
                                                                                    ------------      -----------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...........................        3,971,706       (1,629,190)         138,619
                                                                                    ------------      -----------      -----------

CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from long term debt ................................................        9,276,671                -                -
  Repayments of long term debt ................................................       (4,581,366)        (593,662)               -
  Proceeds from cash dividend from investment in Australia Secured
  Financial Limited ...........................................................          425,666                -                -
  Proceeds from issuance of convertible debentures ............................                -        3,483,000                -
  Proceeds from long term debt- discontinued operations .......................                -        7,572,100                -
  Repayment of long term debt- discontinued operations ........................                -         (674,954)               -
  Repayment of long term debt- discontinued operations- related party .........                -         (727,429)               -
  Proceeds from issuance of common stock ......................................                -           59,500                -
  Proceeds from loan payable- related party ...................................                -                -        1,500,000
  Discontinued operations- Rex Tokyo Co Ltd ...................................                -                -          788,846
  Proceeds from subscription receivable .......................................                -                -          400,000
  Proceeds from issuance of common stock ......................................                -                -        1,130,000
  Proceeds from exercise of stock options .....................................           80,000                -           40,000
                                                                                    ------------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .....................................        5,200,971        9,118,555        3,858,846
                                                                                    ------------      -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........................         (445,026)       4,516,152         (347,138)

EFFECT OF EXCHANGE RATE CHANGES ON CASH .......................................          156,929         (414,340)          50,773

CASH AND CASH EQUIVALENTS, beginning of year ..................................        4,460,986          359,174          655,539
                                                                                    ------------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year ........................................     $  4,172,889      $ 4,460,986      $   359,174
                                                                                    ============      ===========      ===========

Supplemental disclosures of cash flow information:
  Interest paid ...............................................................     $     67,563      $    17,447      $         -
  Taxes paid ..................................................................     $    233,528      $     2,504      $         -

Non-cash investing and financing activities:
  Common stock surrendered to company in payment of note receivable ...........     $    241,494      $         -      $         -
  Conversion of Series B Preferred stock into common stock ....................     $    115,800      $         -      $         -
  Adjustment of intangible asset due to recognition of tax asset related
  to NOL carryforward from acquisition of Global Hotline, Inc. ................     $    486,870      $         -      $         -
  Issuance of Preferred Stock for acquisition of Investment -
  Australian Secured Financial Limited ........................................     $  7,000,000      $         -      $         -
  Common stock issued for Global Hotline, Inc. ................................     $          -      $ 3,097,500      $         -
  Beneficial conversion feature recognized with issuance of convertible
   debentures .................................................................     $          -      $ 1,250,000      $         -
  Issuance of loan receivable for sale of Fan Club Entertainment Co Ltd .......     $          -      $   755,000      $         -
  Issuance of loan receivable for sale of QUIKCAT business unit ...............     $          -      $   200,000      $         -
  Common stock issued for Rex Tokyo Co Ltd ....................................     $          -      $         -      $   138,600
  Conversion of debt to equity ................................................     $          -      $         -      $ 1,533,001
  Contribution of debt to equity ..............................................     $          -      $         -      $   101,629
  Conversion of liability to equity ...........................................     $          -      $         -      $    13,500

                                          See notes to consolidated financial statements.

                        IA GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2006

NOTE 1.  BUSINESS

         IA Global, Inc. ("IA Global") operates as a holding company, executing to a narrow focused mergers and acquisitions strategy in the Pacific Rim region.
IA Global also owns 100% of Global Hotline, Inc. ("Global Hotline"). Operating
exclusively in Japan, Global Hotline's multiple call centers undertake telemarketing of telecommunications products and services, and a range of insurance products and services. On October 19, 2006, the company acquired a 36%
equity interest in Australian Secured Financial Limited and its affiliates,
Australian Secured Investments Ltd and ADJ Services Pty Ltd. (collectively,
"ASFL") which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in
Australia.

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

         The company was incorporated in Delaware on November 12, 1998. The company's executive offices are located at 550 N. Reo St, Suite 300, Tampa,
Florida, but its operations are located primarily in Japan and Australia. The company's telephone number is (813) 261-5157 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this report.

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

The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to
$100,000. Balances in Japanese banks are generally insured by the Deposit
Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank. At times during the years ended December 31, 2006, 3005 and 2004, the company's cash in bank deposit accounts exceed federally insured limited with regards to certain account in the United States, and exceeded Japanese statutory limits with regards to certain accounts in Japan. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

REVENUE RECOGNITION - Global Hotline revenue was derived from its multiple call centers undertaking the telemarketing of telecommunications products and services, and a range of insurance products and services in Japan. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured.
Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $1,297,046 and $3,589,532 of deferred revenue as of December 31, 2006 and 2005, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the year ended December 31, 2006 and
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

         Prior to January 1, 2006, the company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the company's consolidated statements of operations when the exercise price of the company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of
December 31, 2006, 2.0 million options with a weighted average exercise price of
$.20 and a weighted average remaining life of 8.82 years, remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 2.75 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any give option award.

         The company has stock options plans (the "Plans") that are described in the company's Annual Report on Form 10-K for the fiscal year ended December 31,
2006. The company grants stock options for shares of common stock to employees and directors. In accordance with the Plans, the stock options are granted at the fair market value of the common stock. The Plans provide that the options shall have a life of up to ten years from the date of grant. The options granted under the Plans vest quarterly or annually over a period of three years. Certain options granted under the Plans vest over shorter periods. Under the Plans, the company may grant options for the purchase of up to 12 million shares. A total of 6.3 million shares of common stock are available for future grants under the
Plans as of December 31, 2006. Options for the purchase of 4.2 million shares are outstanding as of December 31, 2006. A total of 1.5 million shares of common stock have been purchased, through the exercise of options issued under the
Plans, since the Plans were implemented. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the Plans.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

                                                     For the Year Ended
                                                         December 31,
                                              --------------------------------
                                              2006          2005          2004
                                              ----          ----          ----
         Risk free interest rate ..........   4.96%         4.05%         3.75%
         Expected life ....................  8 yrs        10 yrs       10 years
         Dividend rate ....................   0.00%         0.00%         0.00%
         Expected volatility ..............    107%          155%           65%

         The company recorded $122,007 of compensation expense, net of related tax effects, relative to stock options for the year ended December 31, 2006 in accordance with SFAS 123R. Net loss per share basic and diluted for this expense is approximately ($0.00).

         The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the years ended December 31, 2005 and 2004, if the company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

                                                                               For The Years Ended,
                                                                                   December 31,
                                                                              2005               2004
                                                                          -----------        -----------
Net loss available to common stockholders, as reported ............       $(2,071,350)       $(1,443,035)
Deduct: total stock-based employee compensation determined under
 fair value based method for all awards, net of related tax effects          (353,040)          (221,940)
                                                                          -----------        -----------
Pro-forma net loss available to common shareholders ...............       $(2,424,390)       $(1,664,975)
                                                                          ===========        ===========
Loss per share:
  Basic and diluted- as reported ..................................       $     (0.02)       $     (0.02)
  Basic and diluted- pro-forma ....................................       $     (0.03)       $     (0.02)

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123-R and EITF 96-18. There are no non-employee stock options outstanding as of December 31, 2006.

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

For the year ended December 31,             2006          2005          2004
-------------------------------         -----------   -----------   -----------
Income (loss) from operations
  before income taxes:
   US operations .....................  $(1,904,804)  $(2,015,233)  $(1,084,869)
   Japan operations ..................   (1,557,452)    2,154,529             -
                                        -----------   -----------   -----------
   Total loss from operations
     before income taxes .............   (3,462,256)      139,296    (1,084,869)
   Gain (loss) from discontinued
     operations  .....................      207,512    (1,385,646)     (358,166)
                                        -----------   -----------   -----------
                                        $(3,254,744)  $(2,071,350)  $(1,443,035)
                                        ===========   ===========   ===========

The following provision (benefits) for income taxes by geographic operations is as follows:

For the year ended December 31,             2006          2005          2004
-------------------------------         -----------   -----------   -----------
   US operations .....................  $         -   $         -   $         -
   Japan operations ..................      515,000       825,000             -
                                        -----------   -----------   -----------
   Total provision for income taxes ..  $   515,000   $   825,000   $         -
                                        ===========   ===========   ===========

The components of the provision for income taxes by taxing jurisdiction as follows:

For the year ended December 31,             2006          2005          2004
-------------------------------         -----------   -----------   -----------
   US Federal, State and Local:
      Current ........................  $         -   $         -   $         -
      Deferred .......................            -             -             -

   Japan:
      Current ........................  $   515,000   $   825,000   $         -
      Deferred .......................  $         -   $         -   $         -

A reconciliation of the company's effective tax rate to the statutory US Federal tax rate is as follows:

For the year ended December 31,             2006          2005          2004
-------------------------------         -----------   -----------   -----------
   Statutory rate ....................        35.0%         35.0%         35.0%
   Foreign tax differential ..........         6.0%          6.0%          6.0%
   State and Local ...................         5.7%          5.7%          5.7%
                                        -----------   -----------   -----------
   Effective Rate ....................        46.7%         46.7%         46.7%
                                        ===========   ===========   ===========
The effect of tax law changes on deferred tax assets and liabilities did not have a significant effect on the company's effective tax rate.

The significant components of activities that gave rise to deferred tax assets that are recorded in the consolidated balance sheets were as follows:

At December 31,                                        2006             2005
---------------                                    -----------      -----------
Deferred Income Taxes ........................     $         -      $         -
Operating loss carry forwards ................       6,700,000        5,910,000
                                                   -----------      -----------
Gross Deferred Tax Asset .....................       6,700,000        5,910,000
Less: Valuation Allowance ....................      (6,700,000)      (5,910,000)
                                                   -----------      -----------
Deferred Tax Asset, net of Allowance .........     $         -      $         -
                                                   ===========      ===========

         The valuation allowance at December 31, 2006, principally applies the net operating loss carry forwards that, in the opinion of management, are more likely than not to expire before the company can use them.

         For tax return purposes, the company has available net operating carry
Forwards of approximately $19.2 million which expire in various years through
2025, subject to any potential IRS Section 382 and statutory Japanese limitations.

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

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than- temporary losses in future periods. The investment in ASFL was not considered impaired as of December 31,
2006.

MARKETABLE SECURITIES - Marketable securities that are brought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings. As of December 31,
2006 total cost of marketable securities of $250,638 approximated their fair market value.

NET LOSS PER SHARE - The company has adopted SFAS 128, "Earnings per Share."
Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2006, there were options outstanding for the purchase of 4,200,000 common shares, preferred stock convertible into 43,750,000 common shares, and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share. As of December
31, 2005, there were options outstanding for the purchase of 7,600,000 common shares, preferred stock convertible into 11,580,000 common shares, and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share. As of December 31, 2004, there were options outstanding for the purchase of 9,521,500 common shares and preferred stock convertible into 11,580,000 common shares which could potentially dilute future earnings per share.

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

RECLASSIFICATIONS - For comparability, certain 2005 and 2004 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 2006, the FASB issued SFAS No. 155: "Accounting For Certain
Hybrid Financial Instruments- an amendment of SFAS No. 133 and 140". This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d)
clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 155 is not expected to have a significant impact on the company's consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156: "Accounting For Servicing of Certain Financial Instruments- an amendment of SFAS No. 140." This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for it's separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of SFAS No 156 is not expected have a significant impact on the company's consolidated financial statements.

         In July 2006, the FASB issued FASB Interpretation ("FIN") No. 48,
"Accounting for Uncertainty in Income Taxes -- An Interpretation of FASB
Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 is not expected to have a significant impact on the company's consolidated financial statements.

         In September 2006, the FASB issued SFAS No. 157; "Fair Value
Measurements". This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15,
2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of FASB 157 to determine the impact on the company's consolidated financial statements.

         In September 2006, the Staff of the SEC issued SAB No. 108:
"Considering the Effects of Prior Year Misstatements when Quantifying
Misstatements in Current Year Financial Statements". SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This Statement is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a significant impact on the company's consolidated financial statements.

         In July 2006, the Emerging Issues Task Force ("EITF") of the FASB
reached a consensus and ratified Issue No. 06-2: "Accounting for Sabbatical
Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting
for Compensated Absences". SFAS No. 43 provides guidance for accounting for compensated absences and states that an employer shall accrue a liability for employees' compensation for future absences if certain conditions are met.
However, since certain compensated absences such as sabbatical leave do not typically accrue until fully vested, there was uncertainty as to whether employee rights to the compensated absence accumulate and meet the conditions of
SFAS No. 43. The consensus reached by the EITF has determined that sabbatical and other similar benefits do accumulate and should be accrued for over the requisite service period. Further, the EITF has called for adoption of the consensus for fiscal years beginning after December 15, 2006. EITF 06-2 was effective beginning January 1, 2007. The adoption of SAB No. 108 is not expected to have a significant impact on the company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS
115" (SFAS 159). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of
SFAS No 159 is not expected to have a significant impact on the company's consolidated financial statements.

NOTE 3.  ACQUISITION, EQUITY INVESTMENT AND DIVESTITURES

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

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company in a constantly growing key industry sector, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which contributed to identifiable intangible assets. Global
Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to December 31, 2006. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         Global Hotline was established on September 7, 2004 as a call center operator and telemarketer of telecommunications and insurance products and services in Japan. They have contractual relationships with major vendors in these industries. The buoyant demand for telecommunications and insurance products is reflected in Global Hotline's consistently increasing revenue streams. Global Hotline established several new contracts during 2006 and 2007 that, based on performance and renewal provisions, are expected to be extended multiple years into the future.

         Global Hotline had a contract with KDDI Network and Solutions ("KDDI")
that initially covered the period March 16, 2005 through March 31, 2006 and required Global Hotline to sell subscriber lines based on agreed monthly targets. This contract was governed by the Business Outsourcing Basic Agreement dated October 6, 2004.

         On December 13, 2005, Global Hotline entered into an amendment to the contract with KDDI. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates (ii) the targets of subscriber lines for the period
October 1, 2005 to March 31, 2006 and (iii) increased the average compensation rate for periods through September 30, 2005. As of March 31, 2006, Global
Hotline did not achieve the required target of lines to be sold under this contract, as modified, and reclassified $3,889,000 from deferred revenue to accrued liabilities in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31,
2006. On December 29, 2007, the company finalized negotiations with KDDI and
Repaid $1,019,000 and recognized the balance of $2,870,000 as revenue.

         On April 25, 2006, Global Hotline entered into an additional agreement with KDDI. Pursuant to this agreement, which is governed by the Business
Outsourcing Basic Agreement entered into on October 6, 2004, Global Hotline has agreed to sell telephone products on behalf of KDDI, with sales commissions payable from 30-90 days. In addition, the agreement included a volume incentive and additional service commission if certain volume targets were achieved during the six month agreement. The sales volume incentives were not achieved. The agreement expired on September 30, 2006, but the company continued to sell to
KDDI.

         On January 1, 2007, Global Hotline entered into a new agreement with
KDDI Pursuant to this agreement, which is governed by the Business Outsourcing
Basic Agreement entered into in September 2004, Global Hotline agreed to sell telephone products on behalf of KDDI. Global Hotline will be paid an hourly rate, with payment due in 30 days after the prior month is billed. The agreement covers the period January 1, 2007 through March 31, 2007, but is renewable for an additional 3 month period. The company expects this agreement to result in significant revenues. The agreement maybe cancelled under certain conditions.

         On December 22, 2005, a wholly owned subsidiary of Global Hotline, IA
Partners Co Ltd ("IA Partners"), entered into an agreement (the "Partner
Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of Internet Service Partners, with sales commissions payable from 30-120 days after confirmation by the Internet Service Partners. The Partner Contract was
automatically renewed on December 22, 2006, and continues to be automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date.

         On April 14, 2006, a 100% owned subsidiary of Global Hotline established on April 4, 2006, SG Telecom Inc. ("SG"), entered into an Agency
Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commission's payable within 30-90 days after confirmation by Japan Telecom. The Agency
Contract expires on April 14, 2007, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date. As of March 30, 2007, IA Partners has not received a notice of termination.

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

         On December 29, 2006, IA Partners entered into a Agreement with AFLAC.
Pursuant to this Agreement, IA Partners received a payment of 180,000,000 Yen, or approximately $1,515,000 at current exchange rates, on December 29, 2006 as financial support for commencing telemarketing operations required under this agreement. If certain sales targets are not achieved, IA Partners is required to refund up to 50% of this financial support fee. The Agreement expires on
December 31, 2007 and maybe cancelled under certain conditions. The company recorded $727,524 as revenue based on achieving the requirements for the first
50% of the contract fee. The remaining 50% or $727,524 has been classified as deferred revenue as of December 31, 2006.

         On October 16, 2006, IA Partners announced an Agency Agreement with
American Home Assurance Ltd ("AHA"), a Japanese company and a division of AIG.
Pursuant to this Agency Agreement, IA Partners agreed to sell health and cancer insurance products on behalf of AHA, with sales commission's payable from 30-120 days and ongoing commissions to the extent the customer continues to maintain the insurance. The Agency Agreement is ongoing, but maybe cancelled under certain conditions.

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

Purchase price:
Stock ..............................................................  $3,097,500
                                                                      ----------
Net assets acquired (6/15/05):
Cash ...............................................................   1,240,037
Accounts receivable ................................................   1,782,900
Other assets .......................................................   1,370,153
Recovery of tax benefit of net operating loss acquired with
   acquisition of Global Hotline. This recovery occurred
   during the three months ended September 30, 2006 ................     486,869
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
                                                                      ==========

AUSTRALIAN SECURED FINANCIAL LIMITED

         On October 19, 2006, the company closed its 36% equity investment in
ASFL, Australian companies. The transaction was structured as a share exchange in which the company issued 4,375 of Series A-1 Convertible Preferred Stock
("Series A-1 Preferred Stock") that was exchangeable into 43,750,000 shares of common stock upon certain conditions discussed below in exchange for 36% of
ASFL's outstanding common shares. The parties agreed to value the company's common stock at $.16 per share, which was the closing market price on October 2,
2006 and the day before the signing of the initial term sheet on October 3,
2006. In addition, the company paid $250,000 at closing and $125,000 on January
19, 2007 and agreed to pay $125,000 within one hundred and eighty days of closing. The total value of the investment totals $7,500,000. The Series A-1
Preferred Stock were converted into 43,750,000 shares of common stock on
February 9, 2007.

         The company owns 36% of ASFL which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia. Australian Secured Investments Ltd has an
Australian Financial Services License issued by the Australian Securities &
Investments Commission.

         This transaction expanded the company's Pacific Rim business beyond
Japan and was a new investment approach for the company. This investment allows us to record 36% of ASFL's net income as other income.

         The Series A-1 Preferred Stock were issued to the accredited investors in a transaction that company management believes will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D
promulgated under the Securities Act.

         On December 20, 2006, the company received a $423,154 dividend from
ASFL that reduced our investment in ASFL, and as of December 31, 2006 we recorded a gain on our investment in ASFL of $69,540 for the period October 19,
2006 through December 31, 2006, that increased our investment in ASFL. Our investment in ASFL is $7,146,386 as of December 31, 2006.

PRO-FINANCIAL DATA

         The pro-forma financial data for the acquisitions for the year ended
December 31, 2006 and 2005, were as follows:

YEAR ENDED DECEMBER 31, 2006 (UNAUDITED)
----------------------------------------
                                                                         Acquisition
                                                                         Operations
                                     As Reported                           of ASFL         For Forma
                                      Year Ended                         January 1 -      Year Ended
                                     December 31,         Global         October 19,      December 31,
                                         2006             Hotline            2006             2006
                                     ------------      ------------      -----------      ------------

Revenues ......................      $ 19,139,004      $          *      $         -      $ 19,139,004
Loss before extraordinary items        (3,769,744)                *          332,786        (3,436,958)
Net loss ......................        (3,769,744)                *          332,786        (3,436,958)
Loss per common share .........             (0.03)                *                -             (0.03)

* - Global Hotline acquired on June 15, 2005

YEAR ENDED DECEMBER 31, 2005 (UNAUDITED)
----------------------------------------
                                                           Pre-
                                                       Acquisition
                                                       Operations
                                                        of Global
                                     As Reported         Hotline                           For Forma
                                      Year Ended       January 1 -                         Year Ended
                                     December 31,        June 15,                         December 31,
                                         2005              2005              ASFL             2005
                                     ------------      ------------      -----------      ------------

Revenues ......................      $ 15,744,686      $  5,109,288      $         -      $ 20,853,974
Loss before extraordinary items        (2,071,350)       (3,693,459)               -        (5,764,809)
Net loss ......................        (2,071,350)       (3,693,459)               -        (5,764,809)
Loss per common share .........             (0.02)                -                -             (0.06)

          There were no material, nonrecurring items included in the reported the pro-forma results.

SUMMARY OF DISCONTINUED OPERATIONS

Year ended December 31, 2006 discontinued operations are as follows:

         On April 4, 2006, the company closed the sale of its 60.5% interest in
Rex Tokyo back to Rex Tokyo. The company received $1,302,159 in payments during
April to June 2006. The company divested Rex Tokyo due to operating losses of approximately $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. The company recorded a gain from disposal of $463,375 during the year ended December 31, 2006. This gain resulted from the gross proceeds of $1,302,159 less the net investment in Rex Tokyo after losses of $838,784. From the operations of Rex Tokyo, the company realized a gain of $76,054, a loss of $981,521, and a gain of $142,434 for the years ended
December 31, 2006, 2005 and 2004, respectively.

         As of December 31, 2006 the company recorded a loss on the impairment of note receivable, and accrued interest of $331,917 from Ominira. This note receivable, originally for $620,000, was received on July 15, 2005 as part of the sale and discontinuance of IA Global Acquisition Co. and it intellectual property. The impairment is based on the lack of payments by Ominira to date and a decline in the value of the ICG shares held as collateral. Accordingly, the
ICG shares have not been recorded as an asset for purposes of note recovery. The entire note receivable and accrued interest of $11,917 have been written off as of December 31, 2006.

Year ended December 31, 2005 discontinued operations are as follows:

         In the year ended December 31, 2005 the company divested its remaining holdings related to QuikCAT to Ominira Networks LLC, a Delaware limited liability corporation ("Ominira") that is affiliated with Innovative Computing, the founder of QuikCAT. The closing occurred on July 15, 2005, with an effective date of July 1, 2005. The company recorded a gain the on sale of $61,587 during the year ended December 31, 2005. As part of this transaction, the company sold the subsidiary, which owned the remaining rights and assets of QuikCAT which were acquired out of bankruptcy. In addition, The company assigned its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products and Ominira assumed certain liabilities of IA Global Acquisition Co.
The total purchase price was $620,000, which was paid with a note secured by the assets sold and was due in installments from September 2005 to June 2006. The company assumed certain rights and obligations under the previously announced divestitures of our Internet accelerator business to our joint venture partner
QuikCAT Australia and its affiliate NanoCAT. During the years ended December 31,
2005 and 2004 the company experienced losses of $154,666 and 501,230, respectively on this discontinued operation.

         With regards to the $620,000 note receivable, on November 4, 2005,
December 5, 2005 and January 6, 2006, the company entered into amendments to the
Senior Secured Promissory Note which modified the payment schedule to installments from January 2006 to June 2006. On February 1, 2006, the company declared all principal, interest and other amounts due immediately. On March 15,
2006, the board of directors approved a $300,000 impairment of the Promissory
Note as of December 31, 2005. The company considers this impairment appropriate based on the lack of payments by Ominira to date. On March 27, 2006, the company entered into Amendment No. 4 to the Promissory Note. The Promissory Note was due
in installments from March 2006 to June 2007 and the company received as additional collateral, twenty one shares of Innovative Computing Group, Inc.
("ICG"), a privately -owned company affiliated with Ominira. The ICG shares are to be released to ICG as Ominira makes the required payments under the amended
Promissory Note and were valued at $30,000 per share for such collateral purposes. In the year ended December 31, 2006, the company deemed impaired the remaining $320,000 portion of the note receivable, plus accrued interest of
$11,917.

         On May 12, 2005 the company announced the sale of Fan Club to TK
Partners, Inc. ("TK Partners"), formerly Cyber Holdings Co Ltd. As part of this transaction, the company sold the 67% owned business for approximately $755,000 plus 350,000 shares of the company's common stock valued at $.16 per share. The total cash purchase price was paid with $185,000 at signing and a note that was due in monthly installments of approximately $65,000 from June 2005 thru January
2006. The note was unsecured and the company has received all payments under the note. The company decided to divest the Fan Club business because it was no longer core to its operations and the closing of new license sales were more difficult than the company expected. The company recorded a gain on sale of
$99,349 during the year ended December 31, 2005. From the operations of Fan
Club, the company realized a loss of $257,344 and a gain of 630, respectively, for the years ended December 31, 2005 and 2004.

         On August 16, 2005, Rex Tokyo our then 60.5% subsidiary, sold their 60%
interest in Timothy World to Inter Asset Japan Co Ltd ("IAJ"), a party affiliated with our majority shareholder. The sale was for 6,000,000 Yen or approximately $55,000 in cash at closing, plus the guarantee of a repayment of an inter-company loan owed by Timothy World to Rex Tokyo, now assumed by IAJ, in the amount of 97,867,000 Yen or approximately $866,000. This loan was to have been repaid in installments starting September 2005 through December 2007, there were no repayments. This loan receivable was sold back to Rex Tokyo when the company divested of their 60.5% interest in Rex Tokyo on April 4, 2006. The company has no obligation to Rex Tokyo relating to the default by IAJ and
Timothy World. Rex Tokyo, and accordingly the company, recorded a gain from disposal of a discontinued operation of $146,949 from the disposal of Timothy
World.

         The following table sets forth the discontinued operations for the company:

                                                          Year Ended December 31,
                                                -----------------------------------------
                                                    2006          2005           2004
                                                -----------   ------------   ------------
Revenue ......................................  $ 7,651,125   $ 29,561,808   $ 31,663,627
Cost of sales ................................    6,083,120     25,382,442     26,446,109
                                                -----------   ------------   ------------
Gross profit .................................    1,568,005      4,179,366      5,217,518
Operating and non-operating expenses .........    1,427,106      6,159,717      5,064,337
Minority interest ............................       49,655       (793,402)       103,583
Income taxes .................................       15,190        206,582        407,764
                                                -----------   ------------   ------------
Loss from discontinued operations ............       76,054     (1,393,531)      (358,166)
Gain from disposal of discontinued operations       463,375        307,885              -
Loss on impairment of note receivable from
 sale of discontinued operations .............     (331,917)      (300,000)             -
                                                -----------   ------------   ------------
Total gain (loss) from discontinued operations  $   207,512   $ (1,385,646)  $   (358,166)
                                                ===========   ============   ============

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $5,016,328 and $610,220 as of December 31,
2006 and December 31, 2005, respectively. The company had the following customers with sales in excess of 10%, these are their respective percentage of consolidated revenue for the periods:

                                             Year Ended December 31,
                                              2006              2005
                                            --------          --------
         KDDI Network Solutions .........      29%               97%
         Internet Service Partners ......      44%                -
         AFLAC ..........................      12%                -

         KDDI is a Global Hotline customer. Internet Service Partners and AFLAC are IA Partner's customers. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted 0% of accounts receivable as of December 31, 2006 and
2005. Internet Service Partners accounted for 83% and 0% of total accounts receivable as of December 31, 2006 and 2005, respectively. AFLAC accounted for
4% and 0% of total accounts receivable as of December 31, 2006 and 2005, respectively.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  NOTES RECEIVABLE

         Notes receivable were $409,565 and $4,129,408 as of December 31, 2006 and December 31, 2006, respectively. Such assets as of December 31, 2006 included loans receivable from Tesco Co Ltd (a Japanese company which is approximately 20% owned, by the controlling shareholder group) and employee loans receivable. Such assets as of December 31, 2006 included loans receivable from GMB International, Inc., a party affiliated with our majority shareholder,
("GMB"), loans receivable from an officer and employees of Global Hotline and a note receivable from Ominira.

         In December 2005, Global Hotline loaned 360,000,000 Yen to GMB. This increased the total amounts due from GMB to 400,000,000 Yen or approximately
$3,394,000 at current exchange rates. GMB repaid 200,000,000 Yen on January 13,
2006, 80,000,000 Yen on April 7, 2006 and the remaining 120,000,000 Yen on April
27, 2006.

         On March 10, 2006, Mr. Anan, President and Chief Executive Officer of
Global Hotline, agreed to repay a note receivable of 29,679,135 Yen or approximately $241,000 plus interest, by transferring 840,024 shares of IA
Global common stock to the company. The stock was valued at $.30 per share, the closing price of the common stock on March 9, 2006.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $408,544 and $521,964 as of December 31, 2006 and 2005, respectively. Accumulated depreciation was
$655,024 and $416,866 as of December 31, 2006 and 2005, respectively. Total depreciation expense was $335,076, $207,884 and $1,623 for the years ended
December 31, 2006, 2005 and 2004, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses, accordingly.

Property and equipment is comprised of the following:

                                                                    December 31,
                                     Estimated       --------------------------
                                    Useful Lives         2006           2005
                                  ---------------    -----------    -----------
Equipment and vehicles .......    12 - 24 months     $   892,512   $    751,915
Leasehold Improvements .......    27 months              171,056        186,915
                                                     -----------    -----------
                                                       1,063,568        938,830
Less: accumulated depreciation                          (655,024)      (416,866)
                                                     -----------    -----------
                                                     $   408,544    $   521,964
                                                     ===========    ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of December 31, 2006 and December 31, 2005, respectively, consisted of the following:

                                   December 31,    December 31,
                                      2006            2005        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 4,946,030     $ 5,432,899         3 years
Less: accumulated amortization     (2,628,141)       (983,341)
                                  -----------     -----------
    Intangible assets, net ...    $ 2,317,889     $ 4,449,558
                                  ===========     ===========

         Total amortization expense was $1,644,800 and $983,341 for the year ended December 31, 2006 and 2005, respectively.

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

         During the year ended December 31, 2006, the company adjusted the intangible assets by $486,869 based on the recovery and utilization of net operating loss carry forwards that were assumed with the acquisition of Global
Hotline.

         Future amortization of intangibles is expected to be as follows:

         Year ended December 31,
                  2007                     $ 1,589,410
                  2008                         728,479
                                           -----------
                                           $ 2,317,889
                                           ===========

NOTE 8.  OTHER ASSETS

         Other assets were $1,190,820 and $735,859 as of December 31, 2006 and
2005, respectively. Such assets as of December 31, 2006 included loans receivable from Tesco Co Ltd, employee loans receivable and bonds related to
Global Hotline's leased facilities. Other assets as of December 31, 2006 included loans receivable from Tesco Co Ltd and bonds related to Global
Hotline's leased facilities.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $2,477,509 and $2,274,646 as of December 31,
2006 and December 31, 2005, respectively. Such liabilities as of December
31,2006 included (i) accrued salaries and payroll taxes, and trade debt not recorded in accounts payable, for Global Hotline and (ii) accrued interest, payroll, legal and the remaining $250,000 due to ASFL for the equity investment that closed October 19, 2006 for IA Global.

NOTE 10. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt as of December 31, 2006, was as follows:

         On June 30, 2006, Global Hotline received a 200,000,000 Yen, or approximately $1,742,904 at current exchange rates, working capital loan from
Risona Bank Co. Ltd. The interest rate on this loan was an annualized 1.5%. This loan was guaranteed by the CEO of Global Hotline. This loan was repaid in
November 2006.

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co. Ltd. On December 29, 2006, the parties entered into an amendment and the loan amount was reduced to 200,000,000 Yen, or approximately
$1,683,000 at current exchange rates. No other conditions of the loan were modified.

         The loan, as amended, requires a one time payment of 200,000,000 Yen on
July 31, 2007, plus 6 monthly interest payments of 2.5% starting on July 31,
2006. The loan is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

         September 11, 2006, IA Partners received a 45,000,000 Yen, or approximately $385,000 at current exchange rates, working capital loan from
Risona Bank Co. Ltd. The interest rate on this loan was an annualized 1.625%,
This loan was guaranteed by the CEO of Global Hotline and a time deposit account of IA Partner. This loan was repaid early in December 2006. It had been scheduled to be repaid in August 2007.

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

         On November 27, 2006, Global Hotline received a 100,000,000 Yen, or approximately $863,000 at current exchange rates, working capital loan from
Risona Bank Co. Ltd.

         The loan requires monthly payments of 10,000,000 Yen or approximately
$86,000 starting on February 28, 2007 through the maturity on November 28, 2007 plus interest payments of 2.0%. The loan is guaranteed by the CEO of Global
Hotline. There are no covenants or security requirements related to the loan.

         On December 25, 2006, Global Hotline received a 30,000,000 Yen, or approximately $252,000 at current exchange rates, working capital loan from
Risona Bank Co. Ltd.

         The loan requires monthly payments of 910,000 Yen or approximately
$8,000 at current exchange rates starting on October 31, 2006 with a final payment of 880,000 Yen or approximately $7,000 due on December 25, 2009. The loan provides for interest at 2.175% and is guaranteed by Tokyo Guarantee. There are no covenants or security requirements related to the loan.

         On December 26, 2006, IA Partners received a 200,000,000 Yen, or approximately $1,683,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co. Ltd.

         The loan requires a quarterly payment of principal of 12,500,000 Yen, or approximately $105,000 at current exchange rates, starting on March 20, 2007 with a final payment due on December 20, 2011. Interest of 2.00% plus the 3 month TIBOR is paid quarterly starting on June 20, 2007. The loan is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

         Future principal repayments for all long term debt as of December 31,
2006 is as follows:

         Year ended December 31,
                  2007                     $ 3,058,229
                  2008                         539,676
                  2009                         539,675
                  2010                         455,724
                  2011 and beyond              102,001
                                           -----------
                                           $ 4,695,305
                                           ===========
NOTE 11. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company used the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the twelve ended December 31,
2006 and 2005, the company expensed $417,000 and $208,000, respectively of this beneficial conversion feature as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         Convertible debentures .......................    $ 3,750,000
         Beneficial conversion ........................     (1,250,000)
                                                           -----------
                                                             2,500,000
         Amortization of beneficial conversion ........        625,000
                                                           -----------
                                                           $ 3,125,000
                                                           ===========

         In June 2005, the company received subscription agreements from thirty-four private Japanese investors. The terms of the convertible notes provide for a conversion price of $.30 per share, or 12,500,018 shares, until
June 28, 2008, with an automatic conversion on June 28, 2008 at a 25% discount based on the trailing five day price prior to June 28, 2008. The coupon rate is
7.5% per annum payable in cash at the earlier of the conversion date or June 28,
2008. The company filed a registration statement, which became effective in
August 2005, covering the shares issuable upon conversion. JPB (Switzerland)
A.G., a party affiliated with our majority shareholder, advised the company on the transaction and was paid a $267,000 fee upon funding.

NOTE 12. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND AFFILIATES

         As of December 31, 2006, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki
Isobe and Kyo Nagae collectively hold approximately 53.1% of the company's common stock. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the
Securities Exchange Act of 1934, as amended ("Exchange Act"). Mr. Hiroki Isobe or Mr. Kyo Nagae control our Controlling Stockholders.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of December 31, 2006, that are relevant for purposes of understanding the related party transactions that have taken place:

IA Global, Inc. owns:
                                Global Hotline, Inc.................. 100.0%
                                Australian Secured Financial Limited.  36.0% (2)

Inter Asset Japan LBO No. 1 Fund owns:
                                IA Global, Inc.......................  27.2%

PBAA Fund Ltd. owns:
                                IA Global, Inc.......................  24.4%

Terra Firma Fund Ltd. owns:
                                IA Global, Inc.......................  12.0%

Inter Asset Japan Co., Ltd. owns:
                                IA Global, Inc.......................   5.3%

Mr. Hiroki Isobe owns:
                                IA Global, Inc.......................   4.1%

Kyo Nagae owns:
                                IA Global, Inc.......................   1.4%

Global Hotline, Inc.
                                Inforidge Co Ltd..................... 100.0%
                                IA Partners Co Ltd................... 100.0%
                                SG Telecom, Inc.  ................... 100.0% (1)

(1) Formed April 4, 2006.
(2) Acquired October 19, 2006.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January, 2006 Mr. Kyo Nagae, Chief Financial Officer of Global
Hotline, became President of IAJ and IAJ LBO Fund.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         Inter Asset Japan owns a minority ownership percentage of approximately
20% in Tesco Co Ltd. Global Hotline has an agent agreement with Tesco to sell their lighting products.

NOTE 13. EQUITY TRANSACTIONS

         During the year ended December 31, 2006, the following stockholder equity events occurred:

         On January 30, 2006, Inter Asset Japan LBO No 1 Fund converted 1,158 shares of Series B Convertible Preferred Stock into 11,580,000 shares of the company's common stock.

         On March 10, 2006, Mr. Anan, President and Chief Executive Officer of
Global Hotline, agreed to repay a note receivable of 29,679,135 Yen or approximately $241,000 plus interest, by transferring 840,024 shares of IA
Global common stock to the company. The stock was valued at $.30 per share, the closing price of the common stock on March 9, 2006 and the shares are now cancelled.

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

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company used the proceeds from this financing to continue our merger and acquisition strategy, and for general corporate purposes. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.
This financing included a beneficial conversion feature, which increased our stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted.
During the year ended December 31, 2006 and 2005, the company expensed $417,000 and $208,000, respectively, of this beneficial conversion recorded as interest expense. The company closed the sale of $3,750,000 of convertible debentures on
July 29, 2005 and realized net proceeds of $3,483,000.

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

         On June 17, 2004, a former officer and director of the company exercised options totaling 500,000 shares for $40,000. PBAA, a related party, acquired 400,000 common shares from this former officer and director for $32,000 on December 31, 2005 in a private transaction.

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

NOTE 14. STOCK OPTION PLANS

         The company is authorized to issue up to 12,000,000 shares of common stock under their 1999 and 2000 incentive stock option plans.

The following option activity occurred during the year ended December 31, 2006:

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

         On August 15, 2006, the compensation committee granted to each Mr.
Christinson, Kumamoto and La Cara, Directors, stock options to purchase 150,000 shares of common stock, for a total of 450,000 shares. In addition, the
Compensation Committee granted to Mr. Scott, the company's President, CFO and a
Director, stock options to purchase 250,000 shares of common stock. The options were granted at the fair market price of $0.16 per share, based on the adjusted closing price on August 14, 2006, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on August 14, 2016.

         On September 7, 2006, Alan Margerison, a former director of the company, exercised a stock option grant totaling 1,000,000 shares at $.08 per share, for proceeds of $80,000. Mr. Margerison forfeited a stock option grant totaling 1,000,000 shares at $.20 per share during the year ended December 31,
2006.

         During the year ended December 31, 2006, options that had been granted to employees of Rex Tokyo, a discontinued operation from our divestiture on
April 4, 2006, subsequently expired. Such expired options included i.) a grant of 30,000 stock option from February 7, 2005, at an exercise price of $.29 ii.)
from a grant of 2,300,000 stock options from the year ended December 31, 2004, at exercise prices ranging from $0.26 to $0.34, a total of 2,270,000 were cancelled in the year ended December 31, 2006.

Subsequent to December 31, 2006, the following option activity occurred:

         On February 13, 2007, the compensation committee granted to Mr.
Schneideman, CEO and Chairman of the Board, stock options to purchase 500,000 shares of common stock. The options were granted at the fair market price of
$0.14 per share based on the adjusted closing price on February 13, 2007, his date of employment. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 13, 2017.

         On February 22, 2007, the compensation committee granted to Mr. John
Margerison, a Director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $0.15 per share based on the adjusted closing price on February 21, 2007 and 110% of the intraday price on February 21, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 21,
2017.

         On February 23, 2007, the compensation committee granted to Mr.
Christinson, Mr. Ishii and Mr. La Cara, Directors, stock options to purchase
100,000 shares of common stock. In addition, the compensation committee granted to Mr. Scott, the company's President and CFO, stock options to purchase 250,000 shares of common stock. These options were granted at the fair market price of
$0.15 per share based on the adjusted closing price on February 22, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 22, 2017.

         On February 28, 2007, the compensation committee granted to Mr. Hideki
Anan,CEO of Global Hotline and Mr. Nagae, CFO of Global Hotline, stock options to purchase 600,000 and 400,000 shares in total of common stock, respectively.
The options were granted at the fair market price of $0.16 per share based on the adjusted closing price on February 27, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 27,
2017.

         On March 27, 2007, the compensation committee granted to AIM Capital
Corporation stock options to purchase 25,000 shares of common stock for investor relations services. The options were granted at the fair market price of $0.24 per share based on the adjusted closing price on March 23, 2007, the last trading day before the compensation committee meeting. In accordance with the
2000 Stock Option Plan, the stock options vest quarterly over three years and expire on March 22, 2017.

         On March 29, 2007, the compensation committee granted to Mr. Bernstein, a Director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $0.31 per share based on the adjusted closing price on March 29, 2007, the date of his appointment. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on March 28, 2017.

The following option activity occurred during the year ended December 31, 2005:

         On February 7, 2005, the company granted 30,000 stock options in total at an exercise price of $.29 per share to employees of Rex Tokyo. These options vest quarterly over three years and expire on February 7, 2015. These 30,000 options were cancelled subsequent to the sale and discontinuance of Rex Tokyo in the year ended December 31, 2006.

         On June 23, 2005, the company granted 1,500,000 of stock options at an exercise price of $.20 per share for the management and employees of Global
Hotline. The stock options vest quarterly over three years and expire on June
23, 2015.

         On August 3, 2005, the company granted 400,000 of stock options at an exercise price of $.26 per share on August 1, 2005 to Mark Scott, Raymond
Christinson, Jun Kumamoto and Eric La Cara, directors of the company. Each of the above directors received options for 100,000 shares. The stock options vest quarterly over three years and expire on August 1, 2015.

         On August 3, 2005, Mr. Margerison terminated his employment agreement dated February 3, 2004 and forfeited 1,000,000 stock options of the 2,000,000 stock options granted on June 15, 2004 at $.20 per share.

         During the year ended December 31, 2005 the company divested themselves of FCE and IA Global Acquisition, accordingly unexercised options granted to employees of these discontinued operations were cancelled in the year ended
December 31, 2005 as well. Such expired options included i.) From a year ended
December 31, 2004 grant of 1,000,000 stock options, at $0.30 per share to employees of FCE, a total of 600,000 were cancelled in the year ended December
31, 2005. ii.) From a year ended December 31, 2004 grant of 400,000 stock options, at $0.34 per share to employees of IA Acquisition, all 400,000 were cancelled in the year ended December 31, 2005.

         During the year ended December 31, 2005 a total of 30,000 stock options were cancelled, from a year ended December 31, 2004 grant of 2,300,000 options, at an exercise price $0.30 per share. These were granted to employees of Rex
Tokyo, which was discontinued on April 4, 2006.

The following option activity occurred during the year ended December 31, 2004:

         During the year ended December 31, 2004, the company granted options for the purchase of 4,600,000 shares of common stock at an average exercise price of $.29 per share. These options were granted to employees and officers of the company. These options vest over three years, with options vesting quarterly and annually.

         Of the options granted in the year ended December 31, 2004, a total of
1,000,000 at an exercise price of $0.30 were granted to employees of FCE, which was a divested in the year ended December 31, 2005. Of these FCE options 400,000 were cancelled in the year ended December 31, 2004.

         During the year ended December 31, 2004, a total of 2,475,000 options at an exercise price of $0.20 per share, all of which were granted in the year ended December 31, 2003 were cancelled.

         Stock option activity, for options granted under the 1999 and 2000 incentive option plans, for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

Employee Stock Option Plan:
                                                         Weighted Average
                                              Shares      Exercise Price
                                            ----------   ----------------
         Outstanding at December 31, 2003    6,475,000           .17
            Granted .....................    4,600,000           .29
            Exercised ...................     (500,000)         (.08)
            Expired or cancelled ........   (2,875,000)          .21
                                            ----------        ------
         Outstanding at December 31, 2004    7,700,000           .23
            Granted .....................    1,930,000           .21
            Exercised ...................            -             -
            Expired or cancelled ........   (2,030,000)         (.26)
                                            ----------        ------
         Outstanding at December 31, 2005    7,600,000           .22
            Granted .....................      900,000           .16
            Exercised ...................   (1,000,000)         (.08)
            Expired or cancelled ........   (3,300,000)         (.26)
                                            ----------        ------
         Outstanding at December 31, 2006    4,200,000        $  .21
                                            ==========        ======

 Non - Employee Stock Option Plan:
                                                         Weighted Average
                                              Shares      Exercise Price
                                            ----------   ----------------
         Outstanding at December 31, 2003    2,550,000          5.70
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........     (728,500)        (6.63)
                                            ----------        ------
         Outstanding at December 31, 2004    1,821,500          5.33
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........   (1,821,500)        (5.33)
                                            ----------        ------
         Outstanding at December 31, 2005            -             -
            Granted .....................            -             -
            Exercised ...................            -             -
            Expired or cancelled ........            -             -
                                            ----------        ------
         Outstanding at December 31, 2006            -             -
                                            ==========        ======

         Prior to December 31, 2003, the company granted options to various employees and consultants. The compensation expense attributed to these issuances of these stock options had been amortized over twenty four months, the term of service arrangement and were exercisable over five years. The non-employee stock options outstanding were fully vested as of December 31, 2002 and have expired as of December 31, 2005.

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

                                   Weighted-
                                    Average    Weighted                 Weighted
                                   Remaining    Average                  Average
                        Number       Life in   Exercise     Number      Exercise
                     Outstanding     Years       Price    Exercisable     Price
                     -----------   ---------   --------   -----------   --------
Range of
exercise prices:
$0.16 to $0.30 ...    4,200,000       8.71       $.21      1,883,333      $.22

NOTE 15. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

         The various legal matters between the company and Mr. Badner were resolved with the payment of $55,383 plus interest of 9% from October 25, 2004.
After a motion was filed to dismiss Mr. Badner's New York Supreme Court complaint against an officer of the Company, Mr. Badner dismissed his complaint with prejudice. No payment was made by or on behalf of the company or the officer to Mr. Badner.

         In April 2006, the company received notice of a suit filed against
Inter Asset Japan ("IAJ"), the company and others in the King County Superior
Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint")
relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ. In September and
October 2006, the company received notice of claims filed in the King County
Superior Court proceeding by AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. In March
2007, the company received notice that Flashpoint had amended its claim to include an officer of the company. The company filed motions to dismiss the claims made by Flashpoint and others against us and the officer for lack of personal jurisdiction over the company and for failure to state a claim. A hearing is expected during the second quarter of 2007. The company believes that it has and the officer have been improperly included in this dispute between
AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and IAJ, and
that there is no basis for the claims made by the parties against the company and an officer of the company. The company will vigorously defend against these claims.

         The company has not provided for a provision in these litigation matters. Their are no other pending legal proceedings that if adversely determined would have a material adverse effect on the company's business or financial condition.

Employment Agreements

         On January 12, 2004, the company entered into an Employment Agreement with Mark Scott to serve as Chief Financial Officer, initially for a term of two years at an annual salary of $150,000. Mr. Scott and the company have entered into amendments to this original employment agreement on November 19, 2004, May
16, 2005, August 3, 2005, October 12, 2005, February 14, 2006 and January 24,
2007. Under his employment agreement, as amended to date, Mr. Scott serves as
President and Chief Financial Officer for a three year term commencing October
12, 2005. Mr. Scott receives an annual salary of $200,000, and is eligible to receive Other compensation, including options, bonuses and benefits, at the discretion of the company's compensation committee. Mr. Scott's 2006 and 2007 bonus program provides for up to $50,000 in bonuses based on the achievement of certain specified targets. Mr. Scott's employment agreement requires him to provide nine months notice prior to terminating his employment and provides Mr.
Scott with nine months severance in the event that Mr. Scott is terminated by the company without cause. Mr. Scott's employment agreement contains provisions for confidentiality for the term of the agreement and thereafter. Mr. Scott works full time for the Company.

         On February 8, 2007, the company entered into a one year Employment
Agreement with Derek Schneideman. Mr. Schneideman was appointed as Chief
Executive Officer and Chairman of the Board of Directors of the Company
effective as of February 13, 2007. The Employment Agreement provides for the payment of an annual salary of $250,000, participation in the Company's group insurance arrangements and a sign on bonus of $20,000. Also under the Employment
Agreement, Mr. Schneideman shall be paid a bonus up to $230,000 and up to
500,000 stock options and other compensation, as may be declared by the

Company's Compensation Committee based on Mr. Schneideman raising additional capital for the Company and the Company's profitability and share price improvement. Mr. Schneideman's employment agreement requires him to provide thirty days notice prior to terminating his employment and provides Mr.
Schneideman with six months severance in the event that Mr. Schneideman is terminated by the company without cause. Mr. Schneideman's employment agreement contains provisions for confidentiality for the term of the agreement and thereafter. Mr. Schneideman works full time for the Company.

Leases

         The company is obligated under various non-cancelable operating leases for their various facilities and certain equipment. Certain facilities have cancellation options of 1-6 months notice.

         The aggregate future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

         Year ended December 31,
                  2007                     $   709,331
                  2008                         110,569
                  2009                          94,823
                  2010                          70,526
                  2011                          31,560
                  Thereafter                         0
                                           -----------
                                           $ 1,016,809
                                           ===========

         Rent expense, for the years ended December 31, 2006, 2005 and 2004 was
$1,233,789, $503,109 and $12,000, respectively.

NOTE 16. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The company operates as a holding company, executing to a narrow focused mergers and acquisitions strategy in the Pacific Rim region. It is organized by subsidiary or equity investment. Each subsidiary or equity investment reported to the President who has been designated as the Chief
Operating Decision Maker ("CODM") as defined by SFAS 131 "Disclosures About
Segments of an Enterprise and Related Information". The CODM allocates resources to each of the companies using information regarding revenues, operating income
(loss) and total assets.

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, which operates as a holding company, executing to a narrow focused mergers and acquisitions strategy in the Pacific Rim region, (ii) Global Hotline, which operates exclusively in Japan. Its multiple call centers undertake the telemarketing of telecommunications products and services, and a range of insurance products and services, and (iii) ASFL, which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia.

         The following table presents revenues, operating income (loss) and total assets by company for the twelve months ended December 31, 2006 and 2005:

(dollars in thousands)
                                    IA           Global
                                  Global,       Hotline,                                  Discontinued
Company                            Inc.           Inc.           ASFL         Total        Operations      Total
                                 --------       --------       --------      --------     ------------    --------
  Year Ended-
    December 31, 2006
    Revenue ...............      $      -       $ 19,139       $      -      $ 19,139       $      -      $ 19,139
    Operating income (loss)        (1,779)        (1,043)             -        (2,822)             -        (2,822)
    Total assets ..........         1,432         12,635          7,573        21,640              -        21,640

    December 31, 2005
    Revenue ...............      $      -       $ 15,745       $      -      $ 15,745       $      -      $ 15,745
    Operating loss ........        (1,642)         2,122              -           480              -           480
    Total assets ..........         4,291         11,237              -        15,528         12,606        28,134

                                                                                          Discontinued
Geographic Region                  U.S.          Japan         Australia      Total        Operations      Total
                                 --------       --------       ---------     --------     ------------    --------
  Year Ended-
    December 31, 2006
    Revenue ...............      $      -       $ 19,139       $      -      $ 19,139       $      -      $ 19,139
    Operating income (loss)        (1,779)        (1,043)             -        (2,822)             -        (2,822)
    Total assets ..........         1,432         12,635          7,573        21,640              -        21,640

    December 31, 2005
    Revenue ...............      $      -       $ 15,745       $      -      $ 15,745       $      -      $ 15,745
    Operating loss ........        (1,642)         2,122              -           480              -           480
    Total assets ..........         4,291         11,237              -        15,528         12,606        28,134

The following reconciles operating loss to net loss:

(dollars in thousands)                                   Year Ended December 31,
                                                         -----------------------
                                                           2006           2005
                                                         -------        -------
Operating (loss) profit ..........................       $(2,822)       $   480
Other income (expense) ...........................          (640)          (341)
                                                         -------        -------
(Loss) profit from continuing operations
  before income taxes ............................        (3,462)           139
Income tax provision .............................           515            825
                                                         -------        -------
Net loss from continuing operations ..............        (3,977)          (686)
Total gain (loss) from discontinued operations ...           207         (1,385)
                                                         -------        -------
Net loss .........................................       $(3,770)       $(2,071)
                                                         =======        =======

NOTE 17. SELECTED QUARTERELY FINANCIAL DATA (Unaudited)

         The following table sets forth certain unaudited quarterly financial information:

                                         Summarized Quarterly Financial Data (Unaudited)

                                                                                        Quarter Ended, (in thousands)
                                                                              --------------------------------------------------
                                                                     Total    December 31   September 30    June 30     March 31
                                                                   --------   -----------   ------------   ---------    --------
Year Ended December 31, 2006
Revenue ........................................................   $ 19,139     $  7,742      $  4,483     $   3,243    $  3,671
Gross profit ...................................................     16,244        7,778         3,879         2,435       2,152
Net (loss) profit from continuing operations ...................     (3,977)         547        (1,179)       (1,882)     (1,463)
Gain (loss)  from discontinued operations ......................        207         (332)            -           463          76
Net (loss) profit ..............................................     (3,770)         215        (1,179)       (1,419)     (1,387)

Basic net (loss) profit per share from continuing operations ...   $  (0.04)    $   0.01      $  (0.01)    $   (0.02)   $  (0.01)
Basic net (loss) profit per share from discontinued operations .          -            -             -             -           -
                                                                   --------     --------      --------     ---------    --------
                                                                   $  (0.03)         $ -      $  (0.01)    $   (0.01)   $  (0.01)
                                                                   ========     ========      ========     =========    ========

Diluted net (loss) profit per share from continuing operations .   $  (0.04)         $ -      $  (0.01)    $   (0.02)   $  (0.01)
Diluted net (loss) profit per share from discontinued operations          -            -             -             -           -
                                                                   --------     --------      --------     ---------    --------
                                                                   $  (0.03)         $ -      $  (0.01)    $   (0.01)   $  (0.01)
                                                                   ========     ========      ========     =========    ========

Year Ended December 31, 2005
Revenue ........................................................   $ 15,745     $  7,746      $  7,106     $     893    $      -
Gross profit ...................................................     10,174        4,728         4,980           466           -
Net (loss) profit from continuing operations ...................       (686)        (510)          571          (463)       (284)
(Loss) profit  from discontinued operations ....................     (1,385)        (860)          162          (427)       (260)
Net profit (loss) ..............................................     (2,071)      (1,370)          734          (891)       (544)

Basic net (loss) profit per share from continuing operations ...   $  (0.01)    $  (0.01)     $   0.01     $   (0.01)   $      -
Basic net (loss) profit per share from discontinued operations .      (0.01)           -             -         (0.01)          -
                                                                   --------     --------      --------     ---------    --------
                                                                   $  (0.02)    $  (0.01)     $   0.01     $   (0.01)   $  (0.01)
                                                                   ========     ========      ========     =========    ========

Diluted net (loss) profit per share from continuing operations .   $  (0.01)    $  (0.01)     $   0.01     $   (0.01)   $      -
Diluted net (loss) profit per share from discontinued operations      (0.02)       (0.01)            -         (0.01)          -
                                                                   --------     --------      --------     ---------    --------
                                                                   $  (0.02)    $  (0.01)     $   0.01     $   (0.01)   $  (0.01)
                                                                   ========     ========      ========     =========    ========

NOTE 18. SUBSEQUENT EVENTS

         On January 11, 2007, the company received notice that the Listing
Qualification Panel of the AMEX Committee on Securities had accepted the plan submitted by us at the Oral Hearing held on October 31, 2006. We were given an extension of its listing through the filing of its December 31, 2006 Form 10-K on approximately March 31, 2007 in accordance with Section 1009 (e) of the AMEX
Company Guide.

         As of March 30, 2007, the company is in compliance with the AMEX continued listing standards and our common stock continues to trade on AMEX.

         On February 28, 2007, the company notice from AMEX concerning Sections
121(A)(1) and 802(a) of the AMEX Company Guide, which requires that each issuer have, and certify that it has and will continue to have a majority of independent directors. In order to remain within AMEX standards, a new independent director must be elected to serve on the company's board of directors by May 28, 2007. On March 29, 2007, the company appointed a new independent director and we are in compliance with the AMEX Company Guide.

         On January 3, 2007, the company filed an Information Statement on
Schedule 14C, whereby, the company acted by majority shareholder consent in approving(1) the issuance of 43,750,000 of the company's common stock in conjunction with the ASFL equity investment; and (2) the increase in the company's number of authorized shares of common stock from 200 million to 250 million shares. This Information Statement indicated that these actions shall not become effective until at least twenty (20) calendar days after this
Information Statement was sent to stockholders. The actions contemplated by this
Information Statement were effected on or about the close of business on January
29, 2007.

         On February 8, 2007, the company filed a registration statement on Form
S-3 covering 43,775,000 shares, including the 43,750,000 shares issued in conjunction with the ASFL equity investment.

         On March 22, 2007, the company announced a stock repurchase program.
Starting April 2, 2007, the company may repurchase up to 4,000,000 at market prices in open market or private transactions.

         On March 26, 2007, the company announced an odd lot tender offer.
Starting April 2, 2007, the company will repurchase odd lots from stockholders who own under 100 shares. The program is for thirty days and maybe extended in
30 day increments.

         On March 15, 2007, the company's controlling shareholder group committed to IA Global and Derek Schneideman, our CEO, the right to vote
79,400,425 shares of our common stock at all 2007 shareholder meetings.

         On March 29, 2007, the company filed with the Secretary of State of the
State of Delaware to terminate the Certificate of Designation, Preferences and
Rights of the Series A-1 Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IA GLOBAL, INC.

Date: April 2, 2007                 By: /s/ Derek Schneideman
                                        ---------------------
                                        Derek Schneideman
                                        Chief Executive Officer and
                                        Director

                                    By: /s/  Mark Scott
                                        ---------------
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

SIGNATURES                             TITLE                           DATE
----------                             -----                           ----

/s/ Derek Schneideman    Chief Executive Officer and Director      April 2, 2007
---------------------    (Principal Executive Officer)
Derek Schneideman

/s/ Mark Scott           President, Chief Financial Officer,       April 2, 2007
--------------           Director, Director and Secretary
Mark Scott               (Principal Financial and Accounting
                         Officer)

/s/ Raymond Christinson              Director                      April 2, 2007
-----------------------
Raymond Christinson

/s/ Masazumi Ishii                   Director                      April 2, 2007
------------------
Masazumi Ishii

/s/ Eric La Cara                     Director                      April 2, 2007
----------------
Eric La Cara

/s/ John Margerison                  Director                      April 2, 2007
-------------------
John Margerison

Clifford Bernstein                   Director                      April 2, 2007
------------------
Clifford Bernstein