Form 10-K/A
period 2005-12-31
IA GLOBAL INC
filed 2007-04-04
CIK 1077634

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                   AMENDMENT 2

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

                                EXPLANATORY NOTE

         This Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2005, Amends our Form 10-K for the year ended December 31, 2005, which was originally filed on April 17, 2006, and Amended by Amendment No. 1 to Form 10-K, which was filed on December 21, 2006. This amendment is being filed to highlight the redacted information in the exhibits that is subject to a confidential treatment request.

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

10.1     1999 and 2000 Stock Option Plans (5) *

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

10.8 Share Exchange Agreement dated April 20, 2005 amongst IA Global, Inc. Mr. Hideki Anan, Mr. Kyo Nagae and Mr. Hiroki Isobe. (11)

10.9 Share Purchase Agreement dated May 12, 2005 amongst IA Global, Inc., TK Partners, Inc. and Fan Club Entertainment Co Ltd. (12)

10.10 Certificate of Officers of Fan Club Entertainment Co Ltd. dated May 2, 2005. (12)

10.11 Amendment to Employment Agreement dated May 17, 2005 between IA Global, Inc. and Mark Scott. (13) *

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

10.32 Amendment to Employment Agreement dated October 12, 2005 between IA Global, Inc. and Mark Scott. (25) *

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

10.40 Special Business Outsourcing Contract dated December 15, 2005 between Global Hotline, Inc. and KDDI. (English translation) (41) +

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

10.49 Partner Contract dated December 22, 2005 between IA Partners Co Ltd and Internet Service Partners. (English translation) (41) +

10.50 Amendment to Employment Agreement dated February 14, 2006 between IA Global, Inc. and Mark Scott. (35) *

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

10.55 Amendment 3 to Senior Secured Promissory Note dated April 11, 2006 between Global Hotline, Inc. and GMB International Inc. (39)

21.1     Subsidiaries of the Registrant (40)

23.1     Consent of Sherb & Co., LLP (40)

23.2     Consent of Radin, Glass & Co. (40)

31.1     Section 302 Certifications (40)

32.1     Section 906 Certifications (40)
__________

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

(30) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 filed on April 17, 2006 and incorporated herein by reference.

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

(40) Filed as an exhibit to Registrant's Annual Report on Form 10-K, for the year ended December 31, 2005 and filed April 17, 2006, and incorporated herein by reference.

(41) Filed herewith.