Form 10-Q
period 2007-03-31
IA GLOBAL INC
filed 2007-05-15
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

                                 Yes [ ] No [X]

         As of May 14, 2007 there were issued and outstanding 151,048,802 shares of the Registrant's Common Stock.

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

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................23

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....37

     Item 4.   Controls and Procedures .......................................38


PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................38

     Item 1A.  Risk Factors...................................................38

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....38

     Item 3.   Defaults Upon Senior Securities ...............................38

     Item 4.   Submission of Matters to a Vote of Security Holders ...........39

     Item 5.   Other Information .............................................39

     Item 6.   Exhibits ......................................................39

Signatures ...................................................................40

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                   March 31,     December 31,
                                                                                     2007            2006
                                                                                 ------------    ------------
ASSETS                                                                            (unaudited)      (audited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $  3,908,186    $  4,172,889
  Marketable Securities ......................................................        253,767         250,638
  Accounts receivable, net of reserves of  $373,889 and $310,741, respectively      5,546,807       5,016,328
  Prepaid expenses ...........................................................        658,315         523,733
  Notes receivable ...........................................................              -         409,565
  Other current assets .......................................................        377,488         202,716
                                                                                 ------------    ------------
    Total current assets .....................................................     10,744,563      10,575,869

EQUIPMENT, NET ...............................................................        392,496         408,544

OTHER ASSETS
  Intangible assets, net .....................................................      1,920,537       2,317,889
  Equity investment in Australia Secured Financial Limited ...................      7,159,975       7,146,386
  Other assets ...............................................................      1,207,292       1,190,820
                                                                                 ------------    ------------

                                                                                 $ 21,424,863    $ 21,639,508
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ...................................................   $    433,550    $    104,573
  Accrued liabilities ........................................................      3,042,703       2,477,509
  Consumption taxes received .................................................        287,271         264,514
  Income taxes payable- foreign ..............................................        761,984         416,724
  Note payable - current portion of long term debt ...........................      3,005,591       3,058,229
  Deferred revenue ...........................................................        520,036       1,297,046
                                                                                 ------------    ------------
    Total current liabilities ................................................      8,051,135       7,618,595
                                                                                 ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt .............................................................      1,645,225       1,637,076
  Convertible debentures .....................................................      3,229,167       3,125,000
                                                                                 ------------    ------------
                                                                                    4,874,392       4,762,076
                                                                                 ------------    ------------
STOCKHOLDER'S EQUITY:
  Series A-1 Convertible Preferred Stock, $10,000 par value, -0- and 4,375
    authorized, issued and outstanding, (liquidation value $7,000) ...........              -       7,000,000
  Preferred stock, $.01 par value, 5,000 authorized, none outstanding ........              -               -
  Common stock, $.01 par value, 250,000,000 shares authorized,
    152,915,157 and 109,165,157 issued and outstanding, respectively .........      1,529,151       1,091,651
  Additional paid in capital .................................................     39,442,243      32,835,714
  Accumulated deficit ........................................................    (32,276,064)    (31,431,914)
  Treasury stock .............................................................        (50,000)        (50,000)
  Accumulated other comprehensive loss .......................................       (145,994)       (186,614)
                                                                                 ------------    ------------
    Total stockholder's equity ...............................................      8,499,336       9,258,837
                                                                                 ------------    ------------

                                                                                 $ 21,424,863    $ 21,639,508
                                                                                 ============    ============

                                See notes to consolidated financial statements.

                                                       3

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                Three Months Ended March 31,
                                                                               ------------------------------
                                                                                    2007             2006
                                                                               -------------    -------------
                                                                                (unaudited)      (unaudited)
REVENUE ....................................................................   $   6,492,723    $   3,671,305

COST OF SALES ..............................................................         996,120        1,518,937
                                                                               -------------    -------------

GROSS PROFIT ...............................................................       5,496,603        2,152,368

Selling, general and administrative expenses ...............................       5,909,818        3,861,006
                                                                               -------------    -------------

OPERATING (LOSS) PROFIT ....................................................        (413,215)      (1,708,638)
                                                                               -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income ..........................................................          20,583           30,005
  Interest expense and amortization of beneficial conversion feature .......        (195,738)        (194,915)
  Other income .............................................................          (1,326)          53,593
  Gain on equity investment in Australia Secured Financial Limited .........          13,589                -
  Foreign currency transaction adjustment ..................................               -              132
                                                                               -------------    -------------
    Total other income (expense) ...........................................        (162,892)        (111,185)
                                                                               -------------    -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ........................        (576,107)      (1,819,823)

Income taxes - current provision (benefit) .................................         268,043         (356,320)
                                                                               -------------    -------------

NET LOSS FROM CONTINUING OPERATIONS ........................................        (844,150)      (1,463,503)

DISCONTINUED OPERATIONS
  Income from discontinued operations ......................................               -           76,054
                                                                               -------------    -------------

NET LOSS ...................................................................   $    (844,150)   $  (1,387,449)
                                                                               =============    =============

Basic and Diluted Loss Per share of Common-
  Basic and diluted loss per share from continuing operations ..............   $       (0.01)   $       (0.01)
  Basic and diluted loss per share from discontinued operations ............               -                -
                                                                               -------------    -------------
  Total basic and diluted loss per share ...................................   $       (0.01)   $       (0.01)
                                                                               =============    =============

  Weighted average shares of common stock outstanding - Basic and diluted ..     133,470,713      105,077,842
                                                                               =============    =============

                                See notes to consolidated financial statements.

                                                       4

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2007             2006
                                                                                 -----------      -----------
                                                                                 (unaudited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................................     $  (844,150)     $(1,387,449)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization ..........................................         450,733          603,412
    Amortization of beneficial conversion feature ..........................         104,167          104,167
    Stock based compensation ...............................................          44,029           26,257
    Gain on equity investment in Australia Secured Financial Limited .......         (13,589)               -
    Unrealized gain on marketable securities ...............................          (3,129)               -
  Changes in operating assets and liabilities:
    Accounts receivable ....................................................        (530,479)        (664,698)
    Notes receivable .......................................................         409,565        1,636,793
    Prepaid expenses .......................................................        (134,582)         (26,346)
    Other current assets ...................................................        (174,772)          17,437
    Other assets ...........................................................         (16,472)        (118,320)
    Accounts payable - trade ...............................................         328,977         (108,510)
    Accrued liabilities ....................................................         690,194        2,930,797
    Net consumption tax payable ............................................          22,757           82,986
    Income taxes payable - foreign .........................................         345,260         (356,320)
    Deferred revenue .......................................................        (777,010)      (3,589,532)
                                                                                 -----------      -----------
Net cash used in continuing operations .....................................         (98,501)        (849,326)
  Cash used in discontinued operations .....................................               -         (157,233)
                                                                                 -----------      -----------
NET CASH USED IN OPERATING ACTIVITIES ......................................         (98,501)      (1,006,559)
                                                                                 -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures .....................................................         (37,333)         (66,431)
  Acquisition of investment in Australian Secured Financial Limited ........        (125,000)               -
                                                                                 -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES: .....................................        (162,333)         (66,431)
                                                                                 -----------      -----------

CASH USED IN FINANCING ACTIVITIES:
  Repayments of long term debt .............................................         (44,489)               -
                                                                                 -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................................        (305,323)      (1,072,990)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................          40,620           (5,991)

CASH AND CASH EQUIVALENTS, beginning of period .............................       4,172,889        4,460,986
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, end of period ...................................     $ 3,908,186      $ 3,382,005
                                                                                 ===========      ===========

Supplemental disclosures of cash flow information:
  Interest paid ............................................................     $    18,340      $         -
  Taxes paid ...............................................................     $         -      $         -

Non-cash investing and financing activities:
  Common stock surrendered to company in payment of note receivable ........     $         -      $   241,494
  Conversion of Series A-1 Preferred stock into common stock ...............     $ 7,000,000      $         -


                                See notes to consolidated financial statements.

                                                       5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION:

         IA Global, Inc. ("IA Global") operates as a strategic holding company with a dedicated focus on growth through mergers and acquisitions in the Pacific Rim region. In Japan, the company is a 100% owner of Global Hotline, Inc., ("Global Hotline) an operator of major call centers for telemarketing of telecommunications and insurance products. Since our acquisition of the Global Hotline in June 2005, its business has expanded rapidly with the agreement of significant multi-year contracts with major corporations.

         In Australia, the company has a 36% stake in Australian Secured Financial Limited and its affiliates, Australian Secured Investments Ltd, ADJ Services Pty Ltd. and Auslink Ltd (collectively, "ASFL",) which raise funds through the issuance of debentures within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

         The company was incorporated in Delaware on November 12, 1998. The company's executive offices are located at 550 N. Reo St, Suite 300, Tampa, Florida, but its operations are located primarily in Japan and Australia. The company's telephone number is (813) 261-5157 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this report.

         The accompanying unaudited consolidated financial statements of IA Global, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2007 and 2006 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission ("SEC") on April 2, 2007.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its wholly owned and majority-owned subsidiaries. In accordance with SFAS 144, the company accounted for Rex Tokyo as discontinued operations in its consolidated statements of operations. Inter-company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank. At times during the periods ended March 31, 2007 and 2006, the company's cash in bank deposit accounts exceed federally insured limits with regards to certain accounts in the United States, and exceeded Japanese statutory limits with regards to certain accounts in Japan. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $520,036 and $1,297,046 of deferred revenue as of March 31, 2007 and December 31, 2006, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended March 31, 2007 and 2006.

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

STOCK BASED COMPENSATION - Effective January 1, 2006, the company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of 123-R. In addition, the company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

                                             For the Three Months
                                                   March 31,
                                             --------------------
                                              2007          2006
                                              ----          ----
         Risk free interest rate ..........   4.65%           *
         Expected life ....................   8 yrs           *
         Dividend rate ....................   0.00%           *
         Expected volatility ..............    112%           *
         _____________

         * The company did not grant any options during the three months ended March 31, 2006.

         The company recorded compensation expense, net of related tax effects, relative to stock options of $44,029 and $26,257 for the three months ended March 31, 2007 and 2006, respectively, in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00) and ($0.00) for the three months ended March 31, 2007 and 2006, respectively.

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

         On February 22, 2007, the compensation committee granted to Mr. John Margerison, a Director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $0.15 per share based on the adjusted closing price on February 21, 2007 and 110% of the intraday price on February 21, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 21, 2017. On April 17, 2007, Mr. Margerison, a former director, forfeited the stock options.

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

         On February 28, 2007, the compensation committee granted to Mr. Hideki Anan, CEO of Global Hotline and Mr. Kyo Nagae, CFO of Global Hotline, stock options to purchase 600,000 and 400,000 shares in total of common stock, respectively. The options were granted at the fair market price of $0.16 per share based on the adjusted closing price on February 27, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 27, 2017.

         On March 27, 2007, the compensation committee granted to AIM Capital Corporation stock options to purchase 25,000 shares of common stock for investor relations services. The options were granted at the fair market price of $0.24 per share based on the adjusted closing price on March 23, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on March 22, 2017. These options will be expensed in the June 30, 2007 quarter.

         On March 29, 2007, the compensation committee granted to Mr. Clifford
J. Bernstein, a Director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $0.31 per share based on the adjusted closing price on March 29, 2007, the date of his appointment. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on March 28, 2017.

         On April 27, 2007, Mr. Jun Kumamoto, a former director, exercised 30,000 stock options at $.183 per share and forfeited 530,000 stock options at $.201 per share.

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123-R and EITF 96-18. There were 25,000 non-employee stock options outstanding as of March 31, 2007.

MANAGEMENT SERVICES AGREEMENT - The company and Global Hotline implemented a Management Services Agreement on June 1, 2005 that will be renewed for successive one year periods starting on June 1st in the absence of written notice of termination by either party delivered no less than three months prior to the date on which this agreement would otherwise terminate. Global Hotline is required to pay the company approximately $75,000 on a quarterly basis. On April 1, 2006, the Management Services Agreement was amended to require quarterly payments of approximately 0.75% of sales, to the extent Global Hotline is profitable. The March 2006 payment of approximately $25,000 was waived.

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

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than- temporary losses in future periods. The investment in ASFL was not considered impaired as of March 31, 2007.

MARKETABLE SECURITIES - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings. As of March 31, 2007 the total cost of marketable securities of $253,767 approximated their fair market value.

NET LOSS PER SHARE - The company has adopted SFAS 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2007, there were options outstanding for the purchase of 6,660,000 common shares and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share. As of December 31, 2006, there were options outstanding for the purchase of 4,200,000 common shares, preferred stock convertible into 43,750,000 common shares and debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share.

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

RECLASSIFICATIONS - For comparability, certain 2006 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The company is currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. The company does not expect the impact to be material.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 is not expected to have a significant impact on the company's consolidated financial statements.

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

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company in a constantly growing key industry sector, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which resulted in identifiable intangible assets. Global Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to December 31, 2006. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

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

         On December 13, 2005, Global Hotline entered into an amendment to the contract with KDDI. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates (ii) the targets of subscriber lines for the period October 1, 2005 to March 31, 2006 and (iii) increased the average compensation rate for periods through September 30, 2005. As of March 31, 2006, Global Hotline did not achieve the required target of lines to be sold under this contract, as modified, and reclassified $3,889,000 from deferred revenue to accrued liabilities in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31, 2006. On December 29, 2006, the company finalized negotiations with KDDI and repaid $1,019,000 and recognized the balance of $2,870,000 as revenue during the year ended December 31, 2006.

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

         On January 1, 2007, Global Hotline entered into a new agreement with KDDI. Pursuant to this agreement, which is governed by the Business Outsourcing Basic Agreement entered into in September 2004, Global Hotline agreed to sell telephone products on behalf of KDDI. Global Hotline will be paid an hourly rate, with payment due in 30 days after the prior month is billed. The agreement covered the period January 1, 2007 through March 31, 2007, This agreement was automatically renewed for the period April 1, 2007 through June 30, 2007 and is renewable for additional 3 month periods. The company expects this agreement to result in significant revenues. The agreement may be cancelled under certain conditions.

         On December 22, 2005, a wholly owned subsidiary of Global Hotline, IA Partners Co Ltd ("IA Partners"), entered into an agreement (the "Partner Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of Internet Service Partners, with sales commissions payable from 30-120 days after confirmation by Internet Service Partners. The Partner Contract was automatically renewed on December 22, 2006, and continues to be automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date.

         On April 14, 2006, a 100% owned subsidiary of Global Hotline established on April 4, 2006, SG Telecom Inc. ("SG"), entered into an Agency Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commissions payable within 30-90 days after confirmation by Japan Telecom. The Agency Contract was automatically renewed on April 14, 2007, and continues to be automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date.

         On May 10, 2006, IA Partners entered into an Agency Agreement with AFLAC Co Ltd ("AFLAC"), a Japanese company. Pursuant to this Agency Agreement, IA Partners agreed to sell insurance products starting on approximately June 1, 2006 on behalf of AFLAC, with sales commissions payable from 30-120 days(1) and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement was automatically renewed on May 2, 2007 for an additional year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement maybe cancelled under certain conditions.

         On December 29, 2006, IA Partners entered into an Agreement with AFLAC. Pursuant to this Agreement, Global Hotline recorded $727,524 as revenue and deferred $727,524 into 2007. During the three months ended March 31, 2007, $645,940 was recognized as revenue based on achievement of the contract.

         On October 16, 2006, IA Partners announced an Agency Agreement with American Home Assurance Ltd ("AHA"), a Japanese company and a division of AIG. Pursuant to this Agency Agreement, IA Partners agreed to sell health and cancer insurance products on behalf of AHA, with sales commission's payable from 30-120 days and ongoing commissions to the extent the customer continues to maintain the insurance. The Agency Agreement is ongoing, but may be cancelled under certain conditions.

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
                                                                      ==========

AUSTRALIAN SECURED FINANCIAL LIMITED

         On October 19, 2006, the company closed its 36% equity investment in ASFL, Australian companies. The transaction was structured as a share exchange in which the company issued 4,375 of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") that was exchangeable into 43,750,000 shares of common stock upon certain conditions discussed below in exchange for 36% of ASFL's outstanding common shares. The parties agreed to value the company's common stock at $0.16 per share, which was the closing market price on October 2, 2006 and the day before the signing of the initial term sheet on October 3, 2006. In addition, the company paid $250,000 at closing and $125,000 on January 19, 2007 and $125,000 in April, 2007. The Series A-1 Preferred Stock were converted into 43,750,000 shares of common stock on February 7, 2007.

         The company owns 36% of ASFL which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia. Australian Secured Investments Ltd has an Australian Financial Services License issued by the Australian Securities & Investments Commission.

         This transaction expanded the company's Asia Pacific business beyond Japan and was a new investment approach for the company. This investment allows us to record 36% of ASFL's net income as other income.

         The company received a $423,154 dividend on December 20, 2006 from ASFL that reduced our investment in ASFL, and as of December 31, 2006 we recorded a gain on our investment in ASFL of $69,540 for the period October 19, 2006 through December 31, 2006. For the three months ended March 31, 2007 we recorded a gain on our investment in ASFL of $13,589, that increased our investment in ASFL. Our investment in ASFL is $7,159,975 as of March 31, 2007.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the acquisitions for the three months ended March 31, 2006 were as follows:

3 Months Ended March 31, 2006 (Unaudited)
-----------------------------------------
                                                       Pre-
                                                    Acquisition
                                                    Operations
                                    As Reported       of ASFL       For Forma
                                   3 Months Ended   January 1 -   3 Months Ended
                                      March 31,      March 31,       March 31,
                                        2006           2006 *          2006
                                   --------------   -----------   --------------

Revenues .......................    $ 3,671,305      $      -      $ 3,671,305
Loss before extraordinary items      (1,387,449)       58,528       (1,328,921)
Net loss .......................     (1,387,449)       58,528       (1,328,921)
Loss per common share ..........          (0.01)            -            (0.01)

* - ASFL equity investment closed October 19, 2006.


SUMMARY OF DISCONTINUED OPERATIONS

         On April 4, 2006, the company closed the sale of its 60.5% interest in Rex Tokyo back to Rex Tokyo. The company received $1,302,159 in payments during April to June 2006. The company divested Rex Tokyo due to operating losses of approximately $1,552,000 in 2005 and projected losses in 2006 due to industry conditions. Sales were $29,335,000 in 2005. The company recorded a gain from disposal of $463,375 during the year ended December 31, 2006. This gain resulted from the gross proceeds of $1,302,159 less the net investment in Rex Tokyo after losses of $838,784. From the operations of Rex Tokyo, the company realized a gain of $76,054, for the three months ended March 31, 2006.

         The following table sets forth the discontinued operations for the company:

                                                  Three Months Ended
                                                    March 31, 2006
                                                  ------------------
         Revenue .................................    $7,651,125
         Cost of sales ...........................     6,083,120
                                                      ----------
         Gross profit ............................     1,568,005
         Operating and non-operating expenses ....     1,427,106
         Minority interest .......................        49,655
         Income taxes ............................        15,190
                                                      ----------
         Income from discontinued operations .....    $   76,054
                                                      ==========

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $5,546,807 and $5,016,328 as of March 31, 2007 and December 31, 2006, respectively. The company had the following customers with sales in excess of 10%, these are their respective percentages of consolidated revenue for the periods:

                                        Three Months Ended   Twelve Months Ended
                                             March 31,          December 31,
                                              2007                 2006
                                            --------             --------
         KDDI Network Solutions .........      28%                  29%
         Internet Service Partners ......      34%                  44%
         AFLAC ..........................      22%                  12%

         KDDI is a Global Hotline customer. Internet Service Partners and AFLAC are IA Partner's customers. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 14% and 0% of accounts receivable as of March 31, 2007 and December 31, 2006, respectively. Internet Service Partners accounted for 68% and 83% of total accounts receivable as of March 31, 2007 and December 31, 2006, respectively. AFLAC accounted for 5% and 4% of total accounts receivable as of March 31, 2007 and December 31, 2006, respectively.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID COSTS

         Prepaid expenses were $658,315 and $523,733 as of March 31, 2007 and December 31, 2006, respectively. Such costs as of March 31, 2007 and December 31, 2006 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid commissions and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $392,496 and $408,544 as of March 31, 2007 and December 31, 2006, respectively. Accumulated depreciation was $717,594 and $655,024 as of March 31, 2007 and December 31, 2006, respectively. Total depreciation expense was $53,381 and $44,125 for the three months ended March 31, 2007 and 2006, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses, accordingly.

Property and equipment is comprised of the following:

                                     Estimated         March 31,    December 31,
                                    Useful Lives         2007           2006
                                  ---------------    -----------    -----------
Equipment and vehicles .......    12 - 24 months     $   937,233    $   892,512
Leasehold Improvements .......    27 months              172,857        171,056
                                                     -----------    -----------
                                                       1,110,090      1,063,568
Less: accumulated depreciation                          (717,594)      (655,024)
                                                     -----------    -----------
                                                     $   392,496    $   408,544
                                                     ===========    ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of March 31, 2007 and December 31, 2006, respectively, consisted of the following:

                                    March 31,     December 31,
                                      2007            2006        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 4,946,030     $ 4,946,030         3 years
Less: accumulated amortization     (3,025,493)     (2,628,141)
                                  -----------     -----------
    Intangible assets, net ...    $ 1,920,537     $ 2,317,889
                                  ===========     ===========

         Total amortization expense was $397,352 and $452,742 for the three months ended March 31, 2007 and 2006, respectively.

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

NOTE 8.  OTHER ASSETS

         Other assets were $1,207,292 and $1,190,820 as of March 31, 2007 and December 31, 2006, respectively. Such assets as of March 31, 2007 and December 31, 2006 included loans receivable from Tesco Co Ltd, employee loans receivable and bonds related to Global Hotline's leased facilities.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $3,042,703 and $2,477,509 as of March 31, 2007 and December 31, 2006, respectively. Such liabilities included (i) accrued salaries and payroll taxes, and trade debt not recorded in accounts payable, for Global Hotline and (ii) accrued interest, payroll, legal and the remaining $125,000 due to ASFL for the equity investment that closed on October 19, 2006.

NOTE 10. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt as of March 31, 2007 and December 31, 2006, were as follows:

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

         On November 27, 2006, Global Hotline received a 100,000,000 Yen, or approximately $863,000 at current exchange rates, working capital loan from Resona Bank Co. Ltd. The loan requires monthly payments of 10,000,000 Yen or approximately $86,000 starting on February 28, 2007 through the maturity on November 28, 2007 plus interest payments of 2.0%. The loan is guaranteed by the CEO of Global Hotline. There are no covenants or security requirements related to the loan.

         On December 25, 2006, Global Hotline received a 30,000,000 Yen, or approximately $252,000 at current exchange rates, working capital loan from Resona Bank Co. Ltd. The loan requires monthly payments of 910,000 Yen or approximately $8,000 at current exchange rates starting on October 31, 2006 with a final payment of 880,000 Yen or approximately $7,000 due on December 25, 2009. The loan provides for interest at 2.175% and is guaranteed by Tokyo Guarantee. There are no covenants or security requirements related to the loan.

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

NOTE 11. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company used the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the three months ended March 31, 2007 and the twelve months ended December 31, 2006 and 2005, the company expensed $104,000, $417,000 and $208,000, respectively of this beneficial conversion feature as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005 and realized net proceeds of $3,483,000.

         Convertible debentures ......................     $ 3,750,000
         Beneficial conversion .......................      (1,250,000)
                                                           -----------
                                                             2,500,000
         Amortization of beneficial conversion .......         729,167
                                                           -----------
                                                           $ 3,229,167
                                                           ===========

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

NOTE 12. RELATED PARTY RELATIONSHIPS WITH OUR CONROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of March 31, 2007, IAJ LBO Fund, PBAA, Terra Firma, IAJ, Hiroki Isobe, Kyo Nagae and Derek Schneideman collectively hold approximately 53.1% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. On March 15, 2007, the company's controlling shareholder group committed to IA Global and Derek Schneideman, its CEO, the right to vote 79,400,425 shares of our common stock at all 2007 shareholder meetings. Pursuant to a new proxy granted on April 18, 2007, Mr. Schneideman, in his capacity as Chairman and CEO of the company, had sole voting power and dispositive power with respect to 76,864,070 shares of common stock for all the company's 2007 shareholder meetings. These shares of common stock in total represent approximately 50.3% of the outstanding common stock of the company.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of March 31, 2007, that are relevant for purposes of understanding the related party transactions that have taken place:

         Ownership:

IA Global, Inc. owns:
                                 Global Hotline, Inc. ................... 100.0%
                                 Australian Secured Financial Limited. ..  36.0%


Inter Asset Japan LBO No. 1 Fund owns:
                                 IA Global, Inc. ........................  19.4%


PBAA Fund Ltd. owns:
                                 IA Global, Inc. ........................  17.4%


Terra Firma Fund Ltd. owns:
                                 IA Global, Inc. ........................   8.6%


Inter Asset Japan Co., Ltd. owns:
                                 IA Global, Inc. ........................   3.8%


Mr. Hiroki Isobe owns:
                                 IA Global, Inc. ........................   2.9%
                                 Tesco Co Ltd. ..........................  20.0%


Kyo Nagae owns:
                                 IA Global, Inc. ........................   1.0%


Global Hotline, Inc.
                                 Inforidge Co Ltd. ...................... 100.0%
                                 IA Partners Co Ltd. .................... 100.0%
                                 SG Telecom, Inc.  ...................... 100.0%

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006 Mr. Kyo Nagae, Chief Financial Officer of Global Hotline, became President of IAJ and IAJ LBO Fund.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a minority ownership percentage of approximately 20% in Tesco Co Ltd. Global Hotline has an agent agreement with Tesco to sell their lighting products.

NOTE 13. EQUITY TRANSACTIONS

         During the three months ended March 31, 2007, the following stockholder equity events occurred:

         On January 3, 2007, the company filed an Information Statement on
Schedule 14C, whereby, the company acted by majority shareholder consent in approving (1) the issuance of 43,750,000 of the company's common stock in conjunction with the ASFL equity investment; and (2) the increase in the company's number of authorized shares of common stock from 200 million to 250 million shares. This Information Statement indicated that these actions shall not become effective until at least twenty (20) calendar days after this Information Statement was sent to stockholders. The actions contemplated by this Information Statement were effected on or about the close of business on January 29, 2007.

         On February 8, 2007, the company filed a registration statement on Form S-3 covering 43,775,000 shares, including the 4,375 shares of Series A-1 Preferred Stock issued in conjunction with the ASFL equity investment.

         The 4,375 shares of Series A-1 Preferred Stock were converted into 43,750,000 shares of common stock on February 7, 2007.

         On March 22, 2007, the company announced a stock repurchase program. Starting on April 2, 2007, the company may repurchase up to 4,000,000 at market prices in open market or private transactions. During April 2007, the company repurchased 1,856,355 shares in public and private transactions at an average price of $0.251 per share.

         On March 26, 2007, the company announced an odd lot tender offer. Starting on April 2, 2007, the company will repurchase odd lots from stockholders who own under 100 shares. The program is for thirty days and maybe extended in 30 day increments. On May 2, 2007, the company extended this odd lot program until June 15, 2007.

         On March 29, 2007, the company filed with the Secretary of State of the State of Delaware to eliminate the Certificate of Designation, Preferences and Rights of the Series A-1 Preferred Stock.

NOTE 14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

         In April 2006, the company received notice of a suit filed against Inter Asset Japan ("IAJ"), the company and others in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ. In September and October 2006, the company received notice of claims filed in the King County Superior Court proceeding by AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. In March 2007, the company received notice that Flashpoint had amended its claim to include an officer of the company. The company filed motions to dismiss the claims made by Flashpoint and others against us and the officer for lack of personal jurisdiction over the company and for failure to state a claim. The officer filed similar motions. A hearing is expected during the second quarter of 2007. The company believes that it and the officer have been improperly included in this dispute between AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and IAJ, and that there is no basis for the claims made by the parties against the company and an officer of the company. The company will vigorously defend against these claims.

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

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The company operates as a strategic holding company with a dedicated focus on growth through mergers and acquisitions in the Pacific Rim region. It is organized by subsidiary or equity investment. Each subsidiary or equity investment reported to the Chief Executive Officer who has been designated as the Chief Operating Decision Maker ("CODM") as defined by SFAS 131 "Disclosures About Segments of an Enterprise and Related Information".("SFAS 131") The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, Inc., the parent company, operates as a strategic holding company with a dedicated focus on growth through mergers and acquisitions in the Pacific Rim region, (ii) Global Hotline, which operates exclusively in Japan. Its multiple call centers undertake the telemarketing of telecommunications products and services, and a range of insurance products and services, and (iii) ASFL, which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia.

         The following table presents revenues, operating income (loss) and total assets by company for the three months ended March 31, 2007 and 2006:

(dollars in thousands)

                                  IA           Global
                                Global,       Hotline,                                  Discontinued
Company                          Inc.           Inc.           ASFL         Total        Operations      Total
                               --------       --------       --------      --------     ------------    --------
Three Months Ended-
  March 31, 2007
  Revenue ...............      $      -       $  6,493       $      -      $  6,493       $      -      $  6,493
  Operating income (loss)          (470)            57              -          (413)             -          (413)
  Total assets ..........           962         12,860          7,603        21,425              -        21,425

  March 31, 2006
  Revenue ...............      $      -       $  3,671       $      -      $  3,671       $      -      $  3,671
  Operating loss ........          (502)        (1,207)             -        (1,709)             -        (1,709)
  Total assets ..........         3,483         10,036              -        13,519         15,446        28,965

                                                                                        Discontinued
Geographic Region                U.S.          Japan         Australia      Total        Operations      Total
                               --------       --------       ---------     --------     ------------    --------
Three Months Ended-
  March 31, 2007
  Revenue ...............      $      -       $  6,493       $      -      $  6,493       $      -      $  6,493
  Operating income (loss)          (470)            57              -          (413)             -          (413)
  Total assets ..........           962         12,860          7,603        21,425              -        21,425

  March 31, 2006
  Revenue ...............      $      -       $  3,671       $      -      $  3,671       $      -      $  3,671
  Operating loss ........          (502)        (1,207)             -        (1,709)             -        (1,709)
  Total assets ..........         3,483         10,036              -        13,519         15,446        28,965

The following reconciles operating loss to net loss:

(dollars in thousands)                                       3 Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2007          2006
                                                          -------       -------
Operating loss .....................................      $  (413)      $(1,709)
Other expense ......................................         (163)         (111)
                                                          -------       -------
Loss from continuing operations  before income taxes         (576)       (1,820)
Income taxes- current  provision (benefit) .........          268          (356)
                                                          -------       -------
Net loss from continuing operations ................         (844)       (1,464)
Income from discontinued operations ................            -            77
                                                          -------       -------
Net loss ...........................................      $  (844)      $(1,387)
                                                          =======       =======

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

INTRODUCTION

         We had revenues of $19.1 million, $15.7 million and $0.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have incurred net losses from continuing operations of $4.0 million, $0.7 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services.

OUR MISSION

         We are a strategic holding company with a dedicated focus on growth through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to grow and enhance the performance of these businesses across all business metrics, to deliver accelerating shareholder value.

         We take a long-term "Buy to Hold" approach to our acquisitions and partnerships. It is built on the belief that our people, combining pragmatic hands-on management with extensive operations and financial experience, have the expertise to grow the businesses we invest in, to optimize their potential and provide increasing returns on investment over the long run.

         This focused, long-term approach also allows us to develop synergies between our various investments. Being highly selective in our acquisitions enables us to realize the potential for collaboration among previously standalone companies, improve returns generated by networking businesses in each market-and across the region.

OUR STRATEGY

         We have acquired a select portfolio of investments in Japan and Australia, targeted and developed with a sharp eye for producing outstanding growth and profitability. This has laid the foundation for an aggressive medium term plan to establish a broad network of complementary subsidiaries and majority-owned investments in the greater Pacific Rim region.

         To realize this plan, in fiscal 2007 we are actively expanding investments in businesses in the consumer, technology, services, and health sectors-sectors with long-term potential in which we can apply our skills and resources to add significant value to our investments.

         At the same time, we are expanding our reach to encompass the Philippines/ Singapore, India, and China, and the notable opportunities and synergies these markets present.

OUR OPERATIONS

         The key to our operations is the unique skills and expertise of our people, and how we support them to optimize their ability to carry out their work. Our long-term "Buy to Hold" approach to our investments gives our management team time to comprehensively analyze, understand and select the companies we invest in, their sectors and competition in depth, and to accurately gauge their potential. Our operations give them the resources they need to carry their business plans.

         Once we have made an investment, select IA Global management work in-house at each company to accelerate and carefully optimize all operations. This enables them to build a rapport with key personnel, creating the speed, flexibility and hands-on support required to improve a business and generate rapid growth.

         At the same time we quickly work on strengthening relationships, sharing knowledge and best practices, and actively pursuing mutual cost savings between our investments, and tapping the new resources in each company for the benefit of our network. Each investment depends on the caliber of the management as well as the potential of the Company. So each investment organically strengthens our key expertise and resources, and ability to grow further.

OUR COMPANY TODAY

         Our current portfolio of investments in Japan and Australia exemplify our approach to identifying, analyzing and investing in opportunities, and the capabilities and resources we subsequently bring to enhancing the business, and our shareholders' returns.

         In Japan, we own 100% of Global Hotline, an operator of major call centers for telemarketing of telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, its business has expanded rapidly with the agreement of significant multi-year contracts with major corporations. With these revenues streams in place, revenues in 2007 are expected to double year from the prior year.

         In Australia, we have a 36% ownership in Australian Secured Financial Limited and its affiliates, Australian Secured Investments Ltd, ADJ Services Pty Ltd. and Auslink Ltd (collectively, "ASFL",) which raise funds through the issuance of debentures within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network, leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

KEY MARKET OPPORTUNITIES

         Our key market opportunities are as follows:

- We intend to aggressively grow our existing business entities during fiscal 2007. Preliminary revenue forecasts indicate an approximate doubling of 2006 revenues.

- Establish a broadly based network of complementary subsidiaries and majority-owned investments in the Japan, the Philippines/Singapore, India Australia and China markets.

- Actively expand our investments in businesses in the booming consumer, technology, services, and health sectors in 2007.

-  Increase investor relation/ road show activities.

-  The Company's headquarter offices are being relocated to San Francisco, CA.

- Improve profitability by driving greater efficiencies on operating costs at Global Hotline.

         We expect to enhance company performance across all business metrics and to deliver accelerating shareholder value.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks related to our controlling shareholder groups, the sale of significant numbers of our shares, a volatile market price for our common stock, our Global Hotline business and ASFL investment and mergers and acquisitions and other matters. These risks and uncertainties are discussed in Item 1A, "Factors That May Effect Future Results."

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                                               3 Months Ended March 31,
                                                                     -------------------------------------------
                                                                       2007       2006    $ Variance  % Variance
                                                                     -------    -------   ----------  ----------
Revenue ..........................................................   $ 6,493    $ 3,671    $ 2,822        76.9%
Cost of sales ....................................................       996      1,519       (523)      -34.4%
                                                                     -------    -------    -------      ------
Gross profit .....................................................     5,497      2,152      3,345       155.4%
Selling, general and administrative expenses .....................     5,909      3,861      2,048        53.0%
                                                                     -------    -------    -------      ------
Operating loss ...................................................      (413)    (1,709)     1,283        75.8%
                                                                     -------    -------    -------      ------
Other Income (Expense):
Interest income ..................................................        21         30         (9)      -30.0%
Interest expense and amortization of beneficial conversion feature      (196)      (195)        (1)        0.5%
Other Income .....................................................        (1)        54        (55)     -101.9%
Gain on equity investment in Australia Secured Financial Limited .        13          -         13       100.0%
Foreign currency transaction adjustment ..........................         -          0         (0)      100.0%
                                                                     -------    -------    -------      ------
Total other expense ..............................................      (163)      (111)       (52)       47.0%
                                                                     -------    -------    -------      ------
Loss from continuing operations before income  taxes .............      (576)    (1,820)     1,244        68.3%
Income taxes:
Current provision (benefit) ......................................       268       (356)       624       100.0%
                                                                     -------    -------    -------      ------
Net loss from continuing operations ..............................      (844)    (1,464)       620        42.3%
                                                                     -------    -------    -------      ------
Gain from disposal of discontinued operations:
Income from discontinued operations ..............................         -         77        (77)     -100.0%
                                                                     -------    -------    -------      ------
Net loss .........................................................   $  (844)   $(1,387)   $   543        39.1%
                                                                     =======    =======    =======      ======

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

         Net revenue for the three months ended March 31, 2007 increased $2,822,000 or 76.9% to $6,493,000, as compared to the three months ended March 31, 2006. During 2006 and 2007, Global Hotline executed major contracts or renewals with three tier 1 telecommunication companies and two major health insurance companies in Japan.

         On December 29, 2006, IA Partners entered into a Agreement with AFLAC. Pursuant to this Agreement, Global Hotline recorded $727,524 as revenue and deferred $727,524 into 2007. During the three months ended March 31, 2007, $645,940 was recognized as revenue based on achievement of the contract.

COST OF SALES

         Cost of sales for the three months ended March 31, 2007 decreased $523,000 to $996,000 as compared to the three months ended March 31, 2006. The decrease resulted from reduced costs for outsourced call center operations, better management, and more effective utilization of resources by Global Hotline to support the KDDI contract.

EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 2007 increased $2,048,000 to $5,909,000, as compared to the three months ended March 31, 2006. This was due to increased operating expenses of $44,000 related to the implementation of SFAS 123 R and $2,079,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. This expense was necessary to leverage Global Hotline`s growing revenues. During 2006 and 2007, Global Hotline executed major contracts or renewals with three tier 1 telecommunication companies and two major health insurance companies in Japan.

         For 2007 and 2006, the selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

         Other expense for the three months ended March 31, 2007 was $163,000 as compared to $111,000 for the three months ended March 31, 2006. The 2007 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $196,000, offset by interest income of $21,000 and a gain on equity investment of $14,000 from ASFL. The ASFL gain was reduced due to the payoff of certain large loans during the three months ended March 31, 2007.

         The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $195,000, offset by other income of $54,000 and interest income of $30,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $844,000 for the three months ended March 31, 2007 as compared to a net loss of $1,464,000 for the three months ended March 31, 2006. The reasons for the decreased loss were due to the increased revenues from Global Hotline's new major contracts as more fully discussed above. The nature of Global Hotline`s business model is such that revenues lag expenses by approximately 6-8 months.

NET LOSS

         Net loss was $844,000 for the three months ended March 31, 2007 as compared to a net loss of $1,387,000 for the three months ended March 31, 2006. The reasons for the decreased loss were more fully discussed above.

         In accordance with SFAS 144, we accounted for the Rex Tokyo income from discontinued operations of $76,000 as total gain from discontinued operations in our consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and marketable securities of approximately $4.2 million and net working capital of approximately $2.7 million as of March 31, 2007.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.2 million as of March 31, 2007, with approximately $8.8 million raised in the initial public offering, $7.6 million raised in private placements, $3.6 million raised in the conversion of debt, $0.1 million raised from a capital contribution and $0.1 million raised from the exercise of stock options. In addition, we have issued equity for non-cash items totaling $20.6 million, including $7.0 million from the ASFL equity investment, $6.9 million issued for services, $3.4 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $4.7 million and convertible debentures with approximately $3.2 million outstanding as of March 31, 2007.

OPERATING ACTIVITIES

         Net cash used in continuing operations for the three months ended March 31, 2007 was $99,000. This amount was primarily related to a net loss from continuing operations of $844,000, an increase in accounts receivable of $530,000 and a decrease in deferred revenue of $777,000. This was offset by depreciation and amortization of $451,000, a decrease in notes receivable of $410,000 and an increase in accrued liabilities of $690,000.

         As the results of Global Hotlines operations continue to improve, we expect better utilization of net cash. Global Hotline has executed or renewed major contracts with three tier 1 telecommunication companies and two major health insurance companies in Japan covering the years 2006, 2007 and beyond. While we expect to approximately double our revenues and be profitable in 2007, there can be no assurance that we will maintain profitability.

INVESTING ACTIVITIES

         Net cash used in investing activities for the three months ended March 31, 2007 was $162,000. This amount relates to purchase of capital expenditures of $37,000 and the payment of $125,000 related to our equity investment in ASFL.

FINANCING ACTIVITIES

         Net cash used in financing activities for the three months ended March 31, 2007 was $44,000. This amount relates to the repayment of loans by Global Hotline.

         Other Material Commitments. The company's contractual cash obligations as of March 31, 2007 are summarized in the table below (1):

Contractual                               Less Than                                      Greater Than
Cash Obligations            Total           1 Year        1-3 Years        3-5 Years       5 Years
--------------------      ----------      ----------      ----------      ----------     ------------
Operating leases ...      $  999,570      $  716,788      $  199,599      $   83,184      $        0
Note payable .......      $4,650,817      $3,005,591      $1,090,715      $  554,511      $        0
Capital expenditures      $  100,000      $  100,000      $        0      $        0      $        0
Acquisitions .......      $  125,000      $  125,000      $        0      $        0      $        0

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

STOCK-BASED COMPENSATION

         Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R as interpreted by SEC Staff Accounting Bulletin No.
107. We adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of 123-R. In addition, we record expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $520,000 and $1,297,000 of deferred revenue as of March 31, 2007 and December 31, 2006, respectively.

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

LITIGATION COSTS

         We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly review the status of pending legal actions to evaluate the amount and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future. We have not provided provisions for any litigation matters as of March 31, 2007.

EQUITY INVESTMENT

         October 19, 2006, IA Global closed its 36% equity investment in ASFL. The company issued 43,750,000 shares of its common stock for 36% of ASFL's outstanding common shares. The parties agreed to value the company's common stock at $0.16 per share, which was the closing market price on October 2, 2006 and the day before the signing of the initial term sheet on October 3, 2006. In addition, the company paid $250,000 at closing and $125,000 on January 19, 2007 and $125,000 in April 2007. The total value of the investment is $7,500,000.

         ASFL raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia.

         We account for this investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The investment in ASFL was not considered impaired as of March 31, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the FASB issued SFAS No. 157; "Fair Value Measurements". ("SFAS 157") This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
(GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of SFAS 157 to determine the impact on our consolidated financial statements.

         In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP

EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact to be material.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 is not expected to have a significant impact on our consolidated financial statements.

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

OUR CONTROLLING SHAREHOLDER GROUPS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of May 15, 2007, IAJ LBO Fund, PBAA, Terra Firma, IAJ, IA Turkey, Hiroki Isobe, Kyo Nagae and Derek Schneideman collectively hold approximately 51.9% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority, 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures and 1,866,355 shares held by the company under its stock repurchase program. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the company had sole voting power and dispositive power with respect to 76,864,070 shares of common stock for all the company's 2007 shareholder meetings pursuant to a new proxy granted on April 18, 2007. These shares of common stock in total represent approximately 50.3% of the outstanding common stock of the company.

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

         As of May 15, 2007, the selling stockholders of ASFL control approximately 29.0% of our common stock.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 15, 2007, 151.0 million shares of common stock were outstanding. Significant shares were held by our principal stockholders and other company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144") of the company, our principal stockholders and other company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

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

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties include:

o Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration.

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

OUR STOCKHOLDER'S EQUITY MUST EXCEED $6 MILLION TO MAINTAIN OUR LISTING ON THE AMERICAN STOCK EXCHANGE

         As of May 15, 2007, we are in compliance with the American Stock Exchange ("AMEX") continued listing standards with stockholders' equity of $8,499,336 and our common stock trades on AMEX. To maintain this listing, we must maintain stockholders' equity of $6 million.

         We expect to maintain our AMEX listing. However, if our common stock were to be de-listed by AMEX, we expect that our shares would continue to be traded as a bulletin board stock. If we do not maintain our AMEX listing it would materially affect the ability of our stockholders to dispose of their shares, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

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

THE COMPANY IS EXPOSED TO LEGAL CLAIMS.

         We have been exposed to various legal matters during 2004 to 2007.

         In April 2006, we received notice of a suit filed against Inter Asset Japan ("IAJ"), the company and others in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ. In September and October 2006, we received notice of claims filed in the King County Superior Court proceeding by AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. In March 2007, we received notice that Flashpoint had amended its claim to include an officer of the company. We filed motions to dismiss the claims made by Flashpoint and others against us and the officer for lack of personal jurisdiction over the company and for failure to state a claim. The officer filed similar motions. A hearing is expected during the second quarter of 2007. We believe that we and the officer have been improperly included in this dispute between AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and IAJ, and that there is no basis for the claims made by the parties against us and the officer. We will vigorously defend against these claims.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         We were exposed to foreign currency risks due to our ownership of Global Hotline and our equity investment in ASFL, as these businesses operate in Japan and Australia, respectively.

         We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of March 31, 2007, total debt was $4,650,816. This debt provides for variable interest rates with current interest rates of 1.5% to 2.5%.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on this evaluation, our principal executive and financial officers concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and
(2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In April 2006, we received notice of a suit filed against Inter Asset Japan ("IAJ"), the company and others in the King County Superior Court of the State of Washington by Flashpoint Ventures, LLC ("Flashpoint") relating to the acquisition by Activated Matrix Partners, LLC ("AMP") of shares of Activated Content Corporation ("ACC") stock from IAJ. In September and October 2006, we received notice of claims filed in the King County Superior Court proceeding by AMP, ACC and an officer of these companies, Dorsey and Whitney, LLP, attorneys for AMP, and Markwood Capital Alliance. In March 2007, we received notice that Flashpoint had amended its claim to include an officer of the company. We filed motions to dismiss the claims made by Flashpoint and others against us and the officer for lack of personal jurisdiction over the company and for failure to state a claim. The officer filed similar motions. A hearing is expected during the second quarter of 2007. We believe that we and the officer have been improperly included in this dispute between AMP, ACC, Flashpoint, Dorsey and Whitney, Markwood Capital Alliance and IAJ, and that there is no basis for the claims made by the parties against us and the officer. We will vigorously defend against these claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On January 3, 2007, the company filed an Information Statement on
Schedule 14C, whereby, the company acted by majority shareholder consent in approving (1) the issuance of 43,750,000 of the company's common stock in conjunction with the ASFL equity investment; and (2) the increase in the company's number of authorized shares of common stock from 200 million to 250 million shares. This Information Statement indicated that these actions shall not become effective until at least twenty (20) calendar days after this Information Statement was sent to stockholders. The actions contemplated by this Information Statement were effected on or about the close of business on January 29, 2007.

ITEM 5.  OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the three months ended March 31, 2007 that were not filed.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------


3.1 Certificate Eliminating References to the Company's Series A-1 Preferred Stock from the Certificate of Incorporation of IA Global, Inc., dated March 29, 2007. (1)

10.1 Amendment to Employment Agreement dated January 24, 2007 between IA Global, Inc. and Mark Scott. (2)*

10.2 Employment Agreement dated February 8, 2007 between IA Global, Inc. and Mr. Schneideman. (3)*

10.3 Outsource Business Services Agreement dated December 28, 2006 between Global Hotline, Inc. and KDDI Network and Solutions, Inc. Appendix to Outsource Business Services Agreement dated December 28, 2006 between Global Hotline, Inc. and KDDI Network and Solutions, Inc. (English translation) (4)

31.1     Section 302 Certifications, filed herewith.

31.2     Section 302 Certifications, filed herewith.

32.1     Section 906 Certifications, filed herewith.

32.2     Section 906 Certifications, filed herewith.
__________________

*   Indicates a management contract or compensatory plan.

(1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dates March 29, 2007 and filed on March 30, 2007, and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 24, 2007 and filed on January 29, 2007, and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 8, 2007 and filed on February 13, 2007, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Form 10K dated December 31, 2006 and filed April 2, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IA Global, Inc.
                                    (Registrant)

Date: May 15, 2007              By: /s/ Derek Schneideman
                                    ---------------------
                                    Derek Schneideman,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/ Mark Scott
                                    --------------
                                    Mark Scott,
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)