Form 10-Q
period 2007-06-30
IA GLOBAL INC
filed 2007-08-20
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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


           101 CALIFORNIA STREET, SUITE 2450, SAN FRANCISCO, CA 94111
               (Address of principal executive offices) (Zip Code)


       (Registrant's telephone number, including area code) (415)-946-8828
                                                            --------------

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

                                 Yes [ ] No [X]

         As of August 20, 2007 there were issued and outstanding 151,581,083 shares of the Registrant's Common Stock.

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

     Item 1A.  Risk Factors...................................................43

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....44

     Item 3.   Defaults Upon Senior Securities ...............................44

     Item 4.   Submission of Matters to a Vote of Security Holders ...........44

     Item 5.   Other Information .............................................45

     Item 6.   Exhibits ......................................................45

Signatures ...................................................................46

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                   June 30,      December 31,
                                                                                     2007            2006
                                                                                 ------------    ------------
ASSETS                                                                           (unaudited)       (audited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $  2,158,741    $  4,172,889
  Marketable Securities ......................................................         20,086         250,638
  Accounts receivable, net of reserves of  $303,556 and $310,741, respectively      5,039,289       5,016,328
  Consumption taxes received .................................................        105,503               -
  Prepaid expenses ...........................................................      1,236,638         523,733
  Notes receivable ...........................................................        364,386         409,565
  Other current assets .......................................................        352,720         202,716
                                                                                 ------------    ------------
    Total current assets .....................................................      9,277,363      10,575,869

EQUIPMENT, NET ...............................................................        382,364         408,544

OTHER ASSETS
  Intangible assets, net .....................................................      1,523,185       2,317,889
  Equity investment in Australia Secured Financial Limited ...................      7,135,004       7,146,386
  Other assets ...............................................................      2,138,733       1,190,820
                                                                                 ------------    ------------

                                                                                 $ 20,456,649    $ 21,639,508
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ...................................................   $    590,230    $    104,573
  Accrued liabilities ........................................................      3,557,130       2,477,509
  Consumption taxes received .................................................              -         264,514
  Income taxes payable- foreign ..............................................        220,630         416,724
  Note payable - current portion of long term debt ...........................      4,036,954       3,058,229
  Deferred revenue ...........................................................         73,042       1,297,046
                                                                                 ------------    ------------
    Total current liabilities ................................................      8,477,986       7,618,595
                                                                                 ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt .............................................................      2,567,777       1,637,076
  Convertible debentures .....................................................      3,333,333       3,125,000
                                                                                 ------------    ------------
                                                                                    5,901,110       4,762,076
                                                                                 ------------    ------------

STOCKHOLDER'S EQUITY:
  Series A-1 Convertible Preferred Stock, $10,000 par value, -0- and 4,375
    authorized, issued and outstanding, (liquidation value $7,000) ...........              -       7,000,000
  Preferred stock, $.01 par value, 5,000 authorized, none oustanding .........              -               -
  Common stock, $.01 par value, 300,000,000 shares authorized,
    153,492,438 and 109,165,157 issued and outstanding, respectively .........      1,534,924       1,091,651
  Additional paid in capital .................................................     39,671,697      32,835,714
  Accumulated deficit ........................................................    (34,402,707)    (31,431,914)
  Accumulated other comprehensive loss .......................................       (208,072)       (186,614)
                                                                                 ------------    ------------
                                                                                    6,595,842       9,308,837
  Less common stock in treasury, at cost .....................................       (518,289)        (50,000)
                                                                                 ------------    ------------
    Total stockholder's equity ...............................................      6,077,553       9,258,837
                                                                                 ------------    ------------

                                                                                 $ 20,456,649    $ 21,639,508
                                                                                 ============    ============

                                See notes to consolidated financial statements.

                                                       3

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                -----------------------------   -----------------------------
                                                     2007            2006            2007            2006
                                                -------------   -------------   -------------   -------------
                                                 (unaudited)     (unaudited)     (unaudited)     (unaudited)
REVENUE ......................................  $   5,514,790   $   3,242,500   $  12,007,513   $   6,913,805

COST OF SALES ................................      1,642,125         807,521       2,638,245       2,326,458
                                                -------------   -------------   -------------   -------------

GROSS PROFIT .................................      3,872,665       2,434,979       9,369,268       4,587,347

Selling, general and administrative
  expenses ...................................      6,943,148       4,665,782      12,852,966       8,526,788
                                                -------------   -------------   -------------   -------------

OPERATING LOSS ...............................     (3,070,483)     (2,230,803)     (3,483,698)     (3,939,441)
                                                -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE):
  Interest income ............................         10,602          27,084          31,185          57,089
  Interest expense and amortization of
    beneficial conversion feature ............       (227,532)       (196,509)       (423,270)       (391,424)
  Other income ...............................        568,763          54,292         567,437         107,885
  Gain on equity investment in Australia
    Secured Financial Limited ................        (11,381)              -           2,208               -
  Foreign currency transaction adjustment ....              -        (129,580)              -        (129,448)
                                                -------------   -------------   -------------   -------------
    Total other income (expense) .............        340,452        (244,713)        177,560        (355,898)
                                                -------------   -------------   -------------   -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES ...............................     (2,730,031)     (2,475,516)     (3,306,138)     (4,295,339)

Income taxes - current provision .............       (603,388)       (592,870)       (335,345)       (949,190)
                                                -------------   -------------   -------------   -------------

NET LOSS FROM CONTINUING OPERATIONS ..........     (2,126,643)     (1,882,646)     (2,970,793)     (3,346,149)

DISCONTINUED OPERATIONS
  Gain from disposal of discontinued
    operations ...............................              -         463,375               -         463,375
  Income from discontinued operations ........              -               -               -          76,054
                                                -------------   -------------   -------------   -------------

NET LOSS .....................................  $  (2,126,643)  $  (1,419,271)  $  (2,970,793)  $  (2,806,720)
                                                =============   =============   =============   =============

Basic and Diluted Loss Per share of Common-
  Basic and diluted loss per share from
    continuing operations ....................  $       (0.01)  $       (0.02)  $       (0.02)  $       (0.03)
  Basic and diluted loss per share from
    discontinued operations ..................              -            0.00               -            0.01
                                                -------------   -------------   -------------   -------------
  Total basic and diluted loss per share .....  $       (0.01)  $       (0.01)  $       (0.02)  $       (0.03)
                                                =============   =============   =============   =============

  Weighted average shares of common stock
    outstanding - Basic and diluted ..........    151,334,534     108,165,157     142,451,971     106,630,028
                                                =============   =============   =============   =============

                                See notes to consolidated financial statements.

                                                       4

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                   Six Months Ended June 30,
                                                                                 ----------------------------
                                                                                     2007            2006
                                                                                 ------------    ------------
                                                                                  (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................   $ (2,970,793)   $ (2,806,720)
  Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization ..............................................        870,732       1,013,599
  Amortization of beneficial conversion feature ..............................        208,333         208,334
  Stock based compensation ...................................................         73,756          52,514
  Gain on equity investment in Australia Secured Financial Limited ...........         11,382               -
  Changes in operating assets and liabilities:
  Accounts receivable ........................................................        (22,961)     (3,056,365)
  Notes receivable ...........................................................         45,179        (167,219)
  Prepaid expenses ...........................................................       (712,905)        (98,121)
  Other current assets .......................................................       (150,004)        (80,119)
  Income taxes receivable - foreign ..........................................              -        (417,785)
  Other assets ...............................................................       (947,913)       (398,650)
  Accounts payable - trade ...................................................        485,657        (262,491)
  Accrued liabilities ........................................................      1,329,621       3,309,923
  Net consumption tax payable ................................................       (370,017)        166,286
  Income taxes payable - foreign .............................................       (196,094)       (253,120)
  Deferred revenue ...........................................................     (1,224,004)     (3,589,532)
                                                                                 ------------    ------------
Net cash used in continuing operations .......................................     (3,570,031)     (6,379,466)
  (Gain) loss from discontinued operations ...................................              -        (539,429)
  Net cash used in discontinued operations ...................................              -        (854,895)
  Net decrease in assets of discontinued operations ..........................              -      12,606,044
  Net (decrease) in liabilities of discontinued operations ...................              -     (11,929,115)
                                                                                 ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ........................................     (3,570,031)     (7,096,861)
                                                                                 ------------    ------------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Capital expenditures .......................................................        (49,848)        (98,844)
  Sale of marketable securities ..............................................        230,552               -
  Acquisition of investment in Australian Secured Financial Limited ..........       (250,000)              -
  Repayment of loan receivable from affiliate of controlling shareholder group              -       3,394,000
  Proceeds from sale of Rex Tokyo Co, Ltd. ...................................              -       1,300,000
                                                                                 ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES: .........................        (69,296)      4,595,156
                                                                                 ------------    ------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from debt .........................................................      2,434,650       1,743,000
  Repayments of debt .........................................................       (525,224)              -
  Proceeds from exercise of options ..........................................          5,500               -
  Proceeds from sale of common stock .........................................        200,000               -
  Purchase of common shares for Treasury .....................................       (468,289)              -
                                                                                 ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................      1,646,637       1,743,000
                                                                                 ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................     (1,992,690)       (758,705)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................        (21,458)        239,349

CASH AND CASH EQUIVALENTS, beginning of period ...............................      4,172,889       4,460,986
                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, end of period .....................................   $  2,158,741    $  3,941,630
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
  Interest paid ..............................................................   $     49,220    $      2,292
  Taxes paid .................................................................   $          -    $     79,030

Non-cash investing and financing activities:
  Common stock surrendered to company in payment of note receivable ..........   $          -    $    241,494
  Conversion of Series A-1 Preferred stock into common stock .................   $  7,000,000    $          -
  Adjustment of intangible asset due to recognition of tax asset related to
    NOL carryforward from acquisition of Global Hotline, Inc. ................   $          -    $    486,870

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

         IA Global was incorporated in Delaware on November 12, 1998. The company's executive offices are located at 101 California Street, Suite 2450, San Francisco, California, but its operations are located primarily in Japan and Australia. The company's telephone number is (415) 946-8828 and its primary Website is located at www.iaglobalinc.com. The information on our website is not a part of this report.

         The accompanying unaudited consolidated financial statements of IA Global, Inc. and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2007 and 2006 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission ("SEC") on April 2, 2007.

         On July 25, 2007, the Board of Directors resolved that the fiscal year of IA Global that began on January 1, 2007 will end on December 31, 2007, and from that date forward, the fiscal year of the company will be the period beginning on April 1 of each year and ending on March 31 of the following year. The company will file a Form 10-K for the calendar year ending December 31, 2007. Following the filing of the Form 10-K, the company intends to file a transition report to reflect the three month transition period of January 1, 2008 through March 31, 2008.

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

The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately $81,000 at current exchange rates. At times during the periods ended June 30, 2007 and 2006, the company's cash in bank deposit accounts exceed federally insured limits with regards to certain accounts in the United States, and exceeded Japanese statutory limits with regards to certain accounts in Japan. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

DEBT AND EQUITY FINANCING OF CAPITAL TRANSACTIONS - BENEFICIAL CONVERSION FEATURES - The company has adopted Emerging Issues Task Force ("EITF") issues 98-5, ACCOUNTING FOR CONVERTIBLES SECURITIES WITH BENEFICIAL CONVERSION FEATURES OR CONTINGENTLY ADJUSTABLE CONVERSION RATIOS, and 00-27, APPLICATION OF ISSUE NO. 98-5 TO CERTAIN CONVERTIBLE SECURITIES in accounting for convertible debt. EITF 00-27 requires recognition of the intrinsic value of the conversion option and is recognized as a reduction to the carrying amount of the convertible debt and as an addition to paid-in capital. The intrinsic value of the conversion feature is the difference between the conversion price and the fair value of the stock into which the security is convertible, multiplied by the number of shares. The conversion price used in calculating the intrinsic value is the most favorable conversion price up to maturity, assuming there are no changes to the current circumstances except for the passage of time. Changes to the conversion terms that would be triggered by future events not controlled by the issuer should be accounted for as contingent conversion options, and the intrinsic value of such conversion options would not be recognized until and unless the triggering event occurs. According to EITF 00-27, the issuance proceeds should not be reduced by issuance costs when calculating the intrinsic value of the conversion feature. The beneficial conversion feature of debt or equity instruments, depending on the specific facts and circumstances, will determine whether such beneficial conversion feature is to be recorded as an expense to be amortized over a period of time, expensed immediately or recorded as a deemed dividend.

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

Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $73,042 and $1,297,046 of deferred revenue as of June 30, 2007 and December 31, 2006, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the six months ended June 30, 2007 and 2006.

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

STOCK BASED COMPENSATION - Effective January 1, 2006, the company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123-R, Share-Based Payment, ("SFAS 123R") as interpreted by SEC Staff Accounting Bulletin No. 107. The company adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123"); and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

                                             For the Six Months
                                                   June 30,
                                             --------------------
                                              2007          2006
                                              ----          ----
         Risk free interest rate ..........   4.65%           *
         Expected life ....................   8 yrs           *
         Dividend rate ....................   0.00%           *
         Expected volatility ..............    112%           *
         -------------

         * The company did not grant any options during the six months ended June 30, 2006.

         The company recorded compensation expense, net of related tax effects, relative to stock options of $29,727 and $26,257 for the three months ended June 30, 2007 and 2006, respectively, in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00) and ($0.00) for the three months ended June 30, 2007 and 2006, respectively.

         The company recorded compensation expense, net of related tax effects, relative to stock options of $73,756 and $52,514 for the six months ended June 30, 2007 and 2006, respectively, in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00) and ($0.00) for the six months ended June 30, 2007 and 2006, respectively.

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

         On February 23, 2007, the compensation committee granted to Mr. Christinson, Mr. Ishii and Mr. La Cara, Directors, stock options to purchase 100,000 shares of common stock. In addition, the compensation committee granted to Mr. Scott, the company's COO and CFO, stock options to purchase 250,000 shares of common stock. These options were granted at the fair market price of $0.15 per share based on the adjusted closing price on February 22, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 22, 2017.

         On February 28, 2007, the compensation committee granted to Mr. Hideki Anan, CEO of Global Hotline and Mr. Kyo Nagae, CFO of Global Hotline, stock options to purchase 600,000 and 400,000 shares of common stock, respectively. The options were granted at the fair market price of $0.16 per share based on the adjusted closing price on February 27, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 27, 2017.

         On March 27, 2007, the compensation committee granted to AIM Capital Corporation stock options to purchase 25,000 shares of common stock for investor relations services. The options were granted at the fair market price of $0.24 per share based on the adjusted closing price on March 23, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on March 22, 2017. These options were expensed in the June 30, 2007 quarter.

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

         On April 27, 2007, Mr. Jun Kumamoto, a former director of the company currently functioning as a consultant, exercised 30,000 stock options at $0.183 per share and forfeited 530,000 stock options at $0.201 per share.

         On July 11, 2007, the compensation committee granted stock options to purchase common stock of (i) 200,000 shares to Mr. Anan and Ms. Towada, new Directors; (ii) 150,000 shares to Mr. Bernstein, Mr. Ishii and Mr. La Cara, Directors; (iii) 1,000,000 shares to Mr. Schneideman, the company's CEO and Chairman of the Board of Directors; (iv) 500,000 shares to Mr. Scott, the Company's COO and CFO; (v) 30,000 shares to Mr. Kumamoto, a consultant; and (vi) 50,000 shares to Aim Capital Corporation, a consultant.

         These options were granted at the fair market price of $0.37 per share based on the adjusted closing price on July 10, 2007, the last trading day before the compensation committee meeting. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on July 10, 2017.

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. There were 30,000 non-employee stock options outstanding as of June 30, 2007.

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

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

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

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The investment in ASFL was not considered impaired as of June 30, 2007.

MARKETABLE SECURITIES - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings. As of June 30, 2007, the total cost of marketable securities of $20,086 approximated their fair market value.

NET LOSS PER SHARE - The company has adopted SFAS No. 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2007, there were options outstanding for the purchase of 5,915,000 common shares and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share. As of December 31, 2006, there were options outstanding for the purchase of 4,200,000 common shares, preferred stock convertible into 43,750,000 common shares, which was converted on February 7, 2007, and debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157; "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this

Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The company is currently evaluating the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

         In December 2006, the FASB approved FASB Staff Position ("FSP") No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The company is currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements, and the company does not expect the impact to be material.

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

NOTE 3.  ACQUISITIONS AND DIVESTITURES

GLOBAL HOTLINE, INC.

         The acquisition of Global Hotline, a privately held Japanese company, closed on June 15, 2005. The transaction was structured as a share exchange in which the company issued 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The common stock of the company had a value of $0.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500.

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company in a constantly growing key industry sector, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which resulted in identifiable intangible assets. Global Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to June 30, 2007. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         Global Hotline was established on September 7, 2004 as a call center operator and telemarketer of telecommunications and insurance products and services in Japan. Global Hotline has contractual relationships with major vendors in these industries. The buoyant demand for telecommunications and insurance products is reflected in Global Hotline's consistently increasing revenue streams. Global Hotline established several new contracts during 2006 and 2007 that, based on performance and renewal provisions, are expected to be extended multiple years into the future.

         Global Hotline had a contract with KDDI Network and Solutions ("KDDI") that initially covered the period March 16, 2005 through March 31, 2006 and required Global Hotline to sell subscriber lines based on agreed monthly targets. This contract was governed by the Business Outsourcing Basic Agreement dated October 6, 2004 ("Outsourcing Agreement").

         On December 13, 2005, Global Hotline entered into an amendment to the contract with KDDI. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates (ii) the targets of subscriber lines for the period October 1, 2005 to March 31, 2006, and (iii) increased the average compensation rate for periods through September 30, 2005. As of March 31, 2006, Global Hotline did not achieve the required target of lines to be sold under this contract, as modified, and reclassified $3,889,000 from deferred revenue to accrued liabilities in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31, 2006. On December 29, 2006, the company finalized negotiations with KDDI and repaid $1,019,000 and recognized the balance of $2,870,000 as revenue during the year ended December 31, 2006.

         On April 25, 2006, Global Hotline entered into an additional agreement with KDDI. Pursuant to this agreement, which is governed by the Outsourcing Agreement, Global Hotline has agreed to sell telephone products on behalf of KDDI, with sales commissions payable from 30-90 days. In addition, the agreement included a volume incentive and additional service commissions if certain volume targets were achieved during the six month agreement. The sales volume incentives were not achieved. The agreement expired on September 30, 2006, but the company continued to sell to KDDI.

         On January 1, 2007, Global Hotline entered into a new agreement with KDDI. Pursuant to this agreement, which is governed by the Business Outsourcing Basic Agreement entered into in September 2004, Global Hotline agreed to sell telephone products on behalf of KDDI. Global Hotline will be paid an hourly rate, with payment due in 30 days after the prior month is billed. The agreement covered the period January 1, 2007 through March 31, 2007. This agreement was automatically renewed for the period April 1, 2007 through June 30, 2007 and is renewable for additional 3 month periods. The company expects this agreement to result in significant revenues. The agreement may be cancelled under certain conditions.

         On July 25, 2007, Global Hotline announced that it had closed an Agreement with KDDI for the three month period ending September 30, 2007. The Agreement results in net revenues of approximately $2.7 million for the three month period. Global Hotline has agreed to sell telephone products on behalf of KDDI and will be paid an hourly rate, with payment due in 30 days after the month billed.

         This Agreement replaces the January 1, 2007 Agreement that was renewed on April 1, 2007 and July 1, 2007 and represents an increase in net revenues of approximately $800,000 over the term of the three month Agreement.

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

         On April 14, 2006, a 100% owned subsidiary of Global Hotline established on April 4, 2006, SG Telecom Inc. ("SG"), entered into an Agency Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commissions payable within 30-90 days after confirmation by Japan Telecom. The Agency Contract was automatically renewed on April 14, 2007, but Global Hotline has shifted its sales efforts to other contracts and sales under this contract are now insignificant.

         On May 10, 2006, IA Partners entered into an Agency Agreement with AFLAC Co Ltd ("AFLAC"), a Japanese company. Pursuant to this Agency Agreement, IA Partners agreed to sell insurance products starting on approximately June 1, 2006, on behalf of AFLAC, with sales commissions payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement was automatically renewed on May 2, 2007 for an additional year. The Agreement is automatically renewed each year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement maybe cancelled under certain conditions.

         On December 29, 2006, IA Partners entered into an Agreement with AFLAC. Pursuant to this Agreement, Global Hotline recorded $727,524 as revenue and deferred $727,524 into 2007. During the three months ended March 31, 2007, $645,940 was recognized as revenue based on achievement of the contract, and during the three months ended June 30, 2007, no revenue was recognized.

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

         On August 15, 2007, Inforidge Co Ltd ("Inforidge"), a wholly owned subsidiary of Global Hotline received notice of a signed Agency Agreement ("Agreement") with American Life Insurance Company, ("Alico"), a Japanese company which is a subsidiary of American Insurance Group ("AIG"). Pursuant to this Agreement, Inforidge agreed to sell insurance products starting on August 8, 2007 on behalf of Alico, with sales commissions payable from 30-120 days. The Agreement expires on August 8, 2008, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice prior to the expiration date. The Agreement maybe cancelled under certain conditions.

         In support of this Agreement, Global Hotline entered an Outbound Promotion Sales Agreement ("Sales Agreement") with Alico. Pursuant to this Sales Agreement, Alico agreed to pay to Global Hotline a fee of approximately 75,000,000 Yen or $632,000 during the three months ending September 30, 2007 and to pay a percentage of annualized premiums on a quarterly basis during the term of the Sales Agreement.

         Global Hotline is opening a fifth call center in Tokyo, Japan in late August 2007 to support these new agreements with AIG. This new call center is expected to employ over 400 full and part-time employees. The Company expects to incur startup and training costs through September 30, 2007 on these agreements.

         The company acquired its 100% ownership of Global Hotline from Mr. Hideki Anan (67%), Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan is the CEO of Global Hotline and is an experienced Japanese telecommunications executive. Mr. Isobe is affiliated with our majority shareholders.

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
                                                                      ==========

AUSTRALIAN SECURED FINANCIAL LIMITED

         On October 19, 2006, the company closed its 36% equity investment in ASFL, Australian companies. The transaction was structured as a share exchange in which the company issued 4,375 of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") that was convertible into 43,750,000 shares of common stock upon certain conditions discussed below in exchange for 36% of ASFL's outstanding common shares. The parties agreed to value the company's common stock at $0.16 per share, which was the closing market price on October 2, 2006, the day before the signing of the initial term sheet on October 3, 2006. In addition, the company paid $250,000 at closing and $125,000 on January 19, 2007 and $125,000 in April 2007. The Series A-1 Preferred Stock were converted into 43,750,000 shares of common stock on February 7, 2007.

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

         The company received a $423,154 dividend on December 20, 2006 from ASFL that reduced our investment in ASFL, and as of December 31, 2006 we recorded a gain on our investment in ASFL of $69,540 for the period October 19, 2006 through December 31, 2006. For the six months ended June 30, 2007 we recorded a gain on our investment in ASFL of $3,000 that increased our investment in ASFL. Our investment in ASFL is $7,135,004 as of June 30, 2007.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the acquisitions for the six months ended June 30, 2006 were as follows:

6 Months Ended June 30, 2006 (Unaudited)

                                                Pre-Acquisition
                                As Reported 6   Operations of       Pro Forma 6
                                 Months Ended   ASFL January 1 -    Months Ended
                                June 30, 2006   June 30, 2006 *    June 30, 2006
                                -------------   ----------------   -------------

Revenues ......................  $ 6,913,805       $       -        $ 6,913,805
Loss before extraordinary items   (2,806,720)        133,207         (2,673,513)
Net loss ......................   (2,806,720)        133,207         (2,673,513)
Loss per common share .........        (0.03)              -              (0.03)

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

         The following table sets forth the discontinued operations for the company:
                                                                Six Months Ended
                                                                  June 30, 2006
                                                                ----------------
Revenues .....................................................     $7,651,125
Cost of sales ................................................      6,083,120
                                                                   ----------
Gross Profit .................................................      1,568,005
Operating and other non-operating expenses ...................      1,427,106
Minority interest ............................................         49,655
Income taxes .................................................         15,190
                                                                   ----------
Loss from discontinued operations ............................         76,054
(Loss) gain from disposal of discontinued operations .........        463,375
                                                                   ----------
Total gain (loss) from discontinued operations ...............     $  539,429
                                                                   ==========

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $5,039,289 and $5,016,328 as of June 30, 2007 and December 31, 2006, respectively. The company had the following customers with sales in excess of 10%, these are their respective percentages of consolidated revenue for the periods:

                                          Six Months Ended   Twelve Months Ended
                                              June 30,           December 31,
                                               2007                 2006
                                          ----------------   -------------------
         KDDI Network Solutions .........       31%                  29%
         Internet Service Partners ......       38%                  44%
         AFLAC ..........................       18%                  12%

         KDDI is a Global Hotline customer. Internet Service Partners and AFLAC are IA Partner's customers. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 16% and 0% of accounts receivable as of June 30, 2007 and December 31, 2006, respectively. Internet Service Partners accounted for 66% and 83% of total accounts receivable as of June 30, 2007 and December 31, 2006, respectively. AFLAC accounted for 6% and 4% of total accounts receivable as of June 30, 2007 and December 31, 2006, respectively.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID COSTS

         Prepaid expenses were $1,236,638 and $523,733 as of June 30, 2007 and December 31, 2006, respectively. Such costs as of June 30, 2007 and December 31, 2006 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid start-up, rent and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $382,354 and $408,544 as of June 30, 2007 and December 31, 2006, respectively. Accumulated depreciation was $727,726and $655,024 as of June 30, 2007 and December 31, 2006, respectively. Total depreciation expense was $76,028 and $163,505 for the six months ended June 30, 2007 and 2006, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses, accordingly.

Property and equipment is comprised of the following:

                                     Estimated         June 30,     December 31,
                                    Useful Lives         2007           2006
                                  ---------------    -----------    -----------
Equipment and vehicles .......    12 - 24 months     $   937,233    $   892,512
Leasehold Improvements .......    27 months              172,857        171,056
                                                     -----------    -----------
                                                       1,110,090      1,063,568
Less: accumulated depreciation                          (727,726)      (655,024)
                                                     -----------    -----------
                                                     $   382,364    $   408,544
                                                     ===========    ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of June 30, 2007 and December 31, 2006, respectively, consisted of the following:

                                    June 30,      December 31,
                                      2007            2006        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 4,946,030     $ 4,946,030         3 years
Less: accumulated amortization     (3,422,845)     (2,628,141)
                                  -----------     -----------
    Intangible assets, net ...    $ 1,523,185     $ 2,317,889
                                  ===========     ===========

         Total amortization expense was $794,704 and $850,095 for the six months ended June 30, 2007 and 2006, respectively.

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

NOTE 8.  OTHER ASSETS

         Other assets were $2,138,733 and $1,190,820 as of June 30, 2007 and December 31, 2006, respectively. Such assets as of June 30, 2007 and December 31, 2006 included loans receivable from Tesco Co Ltd, employee loans receivable and bonds related to Global Hotline's leased facilities.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $3,557,130 and $2,477,509 as of June 30, 2007 and December 31, 2006, respectively. Such liabilities included (i) accrued salaries and payroll taxes, and trade debt not recorded in accounts payable, for Global Hotline and (ii) accrued interest, payroll and legal for IA Global.

NOTE 10. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt as of June 30, 2007 and December 31, 2006, were as follows:

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. On December 29, 2006, the parties entered into an amendment and the loan amount was reduced to 200,000,000 Yen, or approximately $1,683,000 at current exchange rates. No other conditions of the loan were modified. The loan, as amended, requires a one time payment of 200,000,000 Yen on July 31, 2007, plus 6 monthly interest payments of 2.5% starting on July 31, 2006. The loan was repaid on July 27, 2007.

         On September 29, 2006, Global Hotline received a 30,000,000 Yen, or approximately $255,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan requires monthly payments of 357,000 Yen or approximately $3,000 at current exchange rates starting on October 31, 2006 with a final payment of 369,000 Yen or approximately $3,000 due on August 31, 2013. The loan provides for interest at 2.3755% payable monthly starting on September 30, 2006.

         On November 27, 2006, Global Hotline received a 100,000,000 Yen, or approximately $863,000 at current exchange rates, working capital loan from Resona Bank Co. Ltd. The loan requires monthly payments of 10,000,000 Yen or approximately $86,000 starting on February 28, 2007 through the maturity on November 28, 2007 plus interest payments of 2.25% starting on February 28, 2007.

         On December 25, 2006, Global Hotline received a 30,000,000 Yen, or approximately $252,000 at current exchange rates, working capital loan from Resona Bank Co. Ltd. The loan requires monthly payments of 910,000 Yen or approximately $8,000 at current exchange rates starting on April 30, 2007 with a final payment of 880,000 Yen or approximately $7,000 due on November 30, 2009. The loan provides for interest at 2.4255% with interest payments starting on April 30, 2007 and is guaranteed by Tokyo Guarantee Association.

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

         On May 16, 2007, IA Partners received a 50,000,000 Yen, or approximately $415,400 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan requires a monthly payment of 640,000 Yen, or approximately $5,300 at current exchange rates, starting on December 31, 2007 with a final payment due on April 30, 2014. Interest of 2.375% is paid monthly, with the first payment on May 16, 2007 and then monthly starting on June 30, 2007. The loan is guaranteed by the Tokyo Guarantee Association for a fee of 2,750,625 Yen or approximately $22,900 at current exchange rates.

         On June 1, 2007, IA Partners received a 50,000,000 Yen, or approximately $406,400 at current exchange rates, working capital loan from Mizuho Bank Co. Ltd. The loan requires a balloon payment of 50,000,000 Yen, or approximately $406,000 at current exchange rates, on October 1, 2007. Interest of 2.0% is paid monthly starting on July 1, 2007.

         On June 19, 2007, IA Partners received a 100,000,000 Yen, or approximately $812,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan requires a balloon payment of 100,000,000 Yen, or approximately $812,000 at current exchange rates, on January 31, 2008. Interest of 3.0% is paid quarterly starting on June 19, 2007.

         On June 19, 2007, Global Hotline received a 100,000,000 Yen, or approximately $812,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan requires a monthly payment of 1,666,000 Yen, or approximately $14,000 at current exchange rates, starting on August 1, 2007, with a final payment of 1,707,000 Yen or approximately $14,000 on June 19, 2012. Interest of 3.0% is paid monthly starting on June 19, 2007.

         On July 6, 2007, IA Partners received a 300,000,000 Yen, or approximately $2,435,400 at current exchange rates, working capital loan from Mizuho Bank Co. Ltd. The loan requires a monthly payment of 25,000,000 Yen, or approximately $203,000 at current exchange rates, starting on July 1, 2007, with a final payment due on June 30, 2008. Interest of 2.125% is paid monthly starting on July 1, 2007.

         On July 31, 2007, IA Partners received a 150,000,000 Yen, or approximately $1,217,000 at current exchange rates, working capital loan from Mitsubishi Tokyo UFJ Bank Co. Ltd. The loan requires a quarterly payment of 7,500,000 Yen, or approximately $61,000 at current exchange rates, starting on October 31, 2007, with a final payment due on July 25, 2012. Interest of 2.81% is paid quarterly starting on October 31, 2007.

         On July 17, 2007, Global Hotline received a 150,000,000 Yen, or approximately $1,217,000 at current exchange rates, bond from Mizuho Bank Co. Ltd. The bond requires a semi-annual payment of 15,000,000 Yen, or approximately $122,000 at current exchange rates, starting on December 19, 2007, with a final payment due on June 29, 2012. Interest of 1.64% is paid semi-annually starting on December 19, 2007. Global Hotline paid a bank fee of 3,388,965 Yen, or approximately $28,000 at current exchange rates.

         On July 27, 2007, Global Hotline received a 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a balloon payment of 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, on January 25, 2008. Interest of 3.00% is paid on January 25, 2008.

         On July 31, 2007, Global Hotline received a 350,000,000 Yen, or approximately $2,840,000 at current exchange rates, working capital loan from Mitsubishi Tokyo UFJ Bank Co. Ltd. The loan requires quarterly payments of 17,500,000 Yen, or approximately $142,000 at current exchange rates, starting on October 31, 2007, with a final payment due on July 31, 2012. Interest of 2.775% is paid quarterly starting on October 31, 2007.

         All of the above loans, unless otherwise indicated, are guaranteed by Hideki Anan, the CEO of Global Hotline. There are no covenants or security requirements related to these loans.

NOTE 11. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company used the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the six months ended June 30, 2007 and the twelve months ended December 31, 2006 and 2005, the company expensed $209,000, $417,000 and $208,000, respectively of this beneficial conversion feature as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005, and realized net proceeds of $3,483,000.

         Convertible debentures ......................     $ 3,750,000
         Beneficial conversion .......................      (1,250,000)
                                                           -----------
                                                             2,500,000
         Amortization of beneficial conversion .......         833,333
                                                           -----------
                                                           $ 3,333,333
                                                           ===========

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

         On July 30, 2007, the company made an Offer to its Debenture Holders ("Offer"). Pursuant to this Offer, the debenture holders could convert their debentures into common stock at a 10% discount of $0.27 per share and would receive shares of common stock for any accrued interest at $0.27 per share. Additional shares related to the discount and interest would be registered in January 2008. The Offer expires on August 31, 2007.

         On August 10, 2007, the company was notified that a debenture holder had elected to convert $300,000 of convertible debentures and approximately $47,712 of interest into 1,287,823 shares of common stock. On August 13, 2007, the company was notified that a debenture holder had elected to convert $150,000 of convertible debentures into 500,000 shares of common stock.

NOTE 12. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of June 30, 2007, Inter Asset Japan LBO Fund No. 1 ("IAJ LBO Fund"), PBAA Fund Limited ("PBAA"), Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey Equity Portfolio Ltd ("IA Turkey"), Hiroki Isobe, Kyo Nagae and Derek Schneideman collectively hold approximately 51.7% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities and Exchange Act ("Exchange Act"). Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. On March 15, 2007, the company's controlling shareholder group committed to IA Global and Derek Schneideman, its CEO, the right to vote 79,400,425 shares of our common stock at all 2007 shareholder meetings. Pursuant to a new proxy granted on April 18, 2007, Mr. Schneideman, in his capacity as Chairman and CEO of the company, had sole voting power and dispositive power with respect to 76,864,070 shares of common stock for all the company's 2007 shareholder meetings. These shares of common stock in total represent approximately 50.8% of the outstanding common stock of the company.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of June 30, 2007, that are relevant for purposes of understanding the related party transactions that have taken place:

IA Global, Inc. owns:
                                 Global Hotline, Inc. ................... 100.0%
                                 Australian Secured Financial Limited. ..  36.0%


Inter Asset Japan LBO No. 1 Fund owns:
                                 IA Global, Inc. ........................  19.6%


PBAA Fund Ltd. owns:
                                 IA Global, Inc. ........................  15.9%


Terra Firma Fund Ltd. owns:
                                 IA Global, Inc. ........................   8.6%


IA Turkey Equity Portfolio Ltd. owns:
                                 IA Global, Inc. ........................   1.6%


Inter Asset Japan Co., Ltd. owns:
                                 IA Global, Inc. ........................   2.0%
                                 Tesco Co Ltd. ..........................  20.0%


Mr. Hiroki Isobe owns:
                                 IA Global, Inc. ........................   2.9%


Kyo Nagae owns:
                                 IA Global, Inc. ........................   1.0%


Global Hotline, Inc.
                                 Inforidge Co Ltd. ...................... 100.0%
                                 IA Partners Co Ltd. .................... 100.0%
                                 SG Telecom, Inc.  ...................... 100.0%


KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006 Mr. Kyo Nagae, CFO of Global Hotline, became President of IAJ and IAJ LBO Fund.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a minority ownership percentage of approximately 20% in Tesco Co Ltd. ("Tesco"). Global Hotline has an agent agreement with Tesco to sell their lighting products.

NOTE 13. EQUITY TRANSACTIONS/ TREASURY STOCK

         During the six months ended June 30, 2007, the following stockholder equity events occurred:

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

         On March 22, 2007, the company announced a stock repurchase program. Starting on April 2, 2007, the company may repurchase up to 4,000,000 at market prices in open market or private transactions. As of June 30, 2007, the company repurchased 1,866,355 shares in public and private transactions at an average price of $0.251 per share. The shares are valued using the cost method of accounting for treasury stock.

         On March 26, 2007, the company announced an odd lot tender offer. Starting on April 2, 2007, the company will repurchase odd lots from stockholders who own fewer than 100 shares. The program is for thirty days and maybe extended in 30 day increments. On May 2, 2007, the company extended this odd lot program until June 15, 2007. On June 15, 2007, this program expired and no shares were tendered under the program.

         On March 29, 2007, the company filed a Certificate of Elimination with the Secretary of State of the State of Delaware to eliminate the Certificate of Designation, Preferences and Rights of the Series A-1 Preferred Stock.

         On June 7, 2007, the company issued 258,264 shares of our common stock to Hitomi Fund Co Ltd in a private placement for $100,000 or $0.3872 per share.

         On June 27, 2007, the company issued 289,017 shares of our common stock to Toshiyuki Saegusa on June 27, 2007 in private placement for $100,000 or $0.346 per share.

NOTE 14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

         During July 2007, the company received notice that the lawsuits filed
(i) against the company and an officer by Flashpoint Ventures, LLC was dismissed with prejudice; (ii) against the company by Activated Matrix Partners, LLC and Markwood Capital Alliance were dismissed with prejudice; and, (iii) against the company by Dorsey and Whitney was dismissed without prejudice.

         We did not provided for a provision in these litigation matters. Their are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

Employment Agreements

         On January 12, 2004, the company entered into an Employment Agreement with Mark Scott to serve as Chief Financial Officer, initially for a term of two years at an annual salary of $150,000. Mr. Scott and the company have entered into amendments to this original employment agreement on November 19, 2004, May 16, 2005, August 3, 2005, October 12, 2005, February 14, 2006 and January 24,
2007. Under his employment agreement, as amended to date, Mr. Scott serves as Chief Operating Officer and Chief Financial Officer. Mr. Scott receives an annual salary of $200,000, and is eligible to receive other compensation, including options, bonuses and benefits, at the discretion of the company's compensation committee. Mr. Scott's 2006 and 2007 bonus program provides for up to $50,000 in bonuses based on the achievement of certain specified targets. Mr. Scott's employment agreement requires him to provide nine months notice prior to terminating his employment and provides Mr. Scott with nine months severance in the event that Mr. Scott is terminated by the company without cause. Mr. Scott's employment agreement contains provisions for confidentiality for the term of the agreement and thereafter. Mr. Scott works full time for the Company.

         On February 8, 2007, the company entered into a one year Employment Agreement with Derek Schneideman. Mr. Schneideman was appointed as Chief Executive Officer, and Chairman of the Board of Directors of the company effective as of February 13, 2007. The Employment Agreement provides for the payment of an annual salary of $250,000, participation in the company's group insurance arrangements and a sign on bonus of $20,000. Also under the Employment Agreement, Mr. Schneideman may be paid a bonus up to $230,000 and up to 500,000 stock options and other compensation, as may be declared by the company's compensation committee based on Mr. Schneideman raising additional capital for the company, the company's profitability and share price improvement. Mr. Schneideman's employment agreement requires him to provide thirty days notice prior to terminating his employment and provides Mr. Schneideman with six months severance in the event that Mr. Schneideman is terminated by the company without cause. Mr. Schneideman's employment agreement contains provisions for confidentiality for the term of the agreement and thereafter. Mr. Schneideman works full time for the Company.

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The company operates as a strategic holding company with a dedicated focus on growth through mergers and acquisitions in the Pacific Rim region. It is organized by subsidiary or equity investment. Each subsidiary or equity investment reported to the Chief Executive Officer who has been designated as the Chief Operating Decision Maker ("CODM") as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"). The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

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

         The following table presents revenues, operating income (loss) and total assets by company for the three and six months ended June 30, 2007 and 2006:

(dollars in thousands)

                                  IA           Global
                                Global,       Hotline,                                  Discontinued
Company                          Inc.           Inc.           ASFL         Total        Operations      Total
                               --------       --------       --------      --------     ------------    --------
Three Months Ended-
  June 30, 2007 Revenue .      $      -       $  5,515       $      -      $  5,515       $      -      $  5,515

  Operating loss ........          (643)        (2,427)             -        (3,070)             -        (3,070)

  Total assets ..........           482         12,840          7,135        20,457              -        20,457

  June 30, 2006 Revenue .      $      -       $  3,243       $      -      $  3,243       $      -      $  3,243

  Operating loss ........          (448)        (1,783)             -        (2,231)             -        (2,231)

  Total assets ..........         2,788         11,496              -        14,284              -        14,284

Six Months Ended-
  June 30, 2007 Revenue .      $      -       $ 12,008       $      -      $ 12,008       $      -      $ 12,008

  Operating income (loss)        (1,114)        (2,370)             -        (3,484)             -        (3,484)

  Total assets ..........           482         12,840          7,135        20,457              -        20,457

  June 30, 2006 Revenue .      $      -       $  6,914       $      -      $  6,914       $      -      $  6,914

  Operating loss ........          (949)        (2,990)             -        (3,939)             -        (3,939)

  Total assets ..........         2,788         11,496              -        14,284              -        14,284

                                                                          Discontinued
Geographic Region                U.S.          Japan          Total        Operations      Total
                               --------       --------       --------     ------------    --------
Three Months Ended-
  June 30, 2007 Revenue .      $      -       $  5,515       $  5,515       $      -      $  5,515

  Operating income (loss)          (643)        (2,427)        (3,070)             -        (3,070)

  Total assets ..........           482         19,975         20,457              -        20,457

  June 30, 2006 Revenue .      $      -       $  3,243       $  3,243       $      -      $  3,243

  Operating loss ........          (448)        (1,783)        (2,231)             -        (2,231)

  Total assets ..........         2,788         11,496         14,284              -        14,284

Six Months Ended-
  June 30, 2007 Revenue .      $      -       $ 12,008       $ 12,008       $      -      $ 12,008

  Operating income (loss)        (1,114)        (2,370)        (3,484)             -        (3,484)

  Total assets ..........           482         19,975         20,457              -        20,457

  June 30, 2006 Revenue .      $      -       $  6,914       $  6,914       $      -      $  6,914

  Operating loss ........          (949)        (2,990)        (3,939)             -        (3,939)

  Total assets ..........         2,788         11,496         14,284              -        14,284

The following reconciles operating loss to net loss:

(dollars in thousands)                                Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                      ------------------    ------------------
                                                        2007       2006       2007       2006
                                                      -------    -------    -------    -------
Operating loss ....................................   $(3,070)   $(2,231)   $(3,484)   $(3,939)

Other income (expense) ............................       340       (245)       178       (356)
                                                      -------    -------    -------    -------

Loss from continuing operations before income taxes    (2,730)    (2,476)    (3,306)    (4,295)

Income tax benefit ................................      (603)      (594)      (335)      (949)
                                                      -------    -------    -------    -------

Net loss from continuing operations ...............    (2,127)    (1,882)    (2,971)    (3,346)

Gain from disposal of discontinued operations .....         -        463          -        463
Income from discontinued operations ...............         -          -          -         76
                                                      -------    -------    -------    -------

Net loss ..........................................   $(2,127)   $(1,419)   $(2,971)   $(2,807)
                                                      =======    =======    =======    =======

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

         To realize this plan, in fiscal year 2007/8 we are actively expanding investments in businesses in the consumer, technology, services, and health sectors-sectors with long-term potential in which we can apply our skills and resources to add significant value to our investments.

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

         Once we have made an investment, we select IA Global management to work in-house at each company to accelerate and carefully optimize all operations. This enables them to build a rapport with key personnel, creating the speed, flexibility and hands-on support required to improve a business and generate rapid growth.

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

         In Japan, we own 100% of Global Hotline, an operator of major call centers for telemarketing of telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, its business has expanded rapidly with the agreement of significant multi-year contracts with major corporations. With these revenues streams in place, revenues in fiscal year 2007/8 are expected to more than double year from year on year from $47 to $55 million.

         In Australia, we have a 36% ownership in Australian Secured Financial Limited and its affiliates, Australian Secured Investments Ltd, ADJ Services Pty Ltd. and Auslink Ltd (collectively, "ASFL",) which raise funds through the issuance of debentures within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network, leveraging it's knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

KEY MARKET OPPORTUNITIES

         Our key market opportunities are as follows:

      - We intend to aggressively grow our existing business entities during fiscal year 2007/8. Preliminary revenue forecasts in fiscal year 2007/8 are expected to more than double year on year from $47 to $55 million.

      - Establish a broadly based network of complementary subsidiaries and majority-owned investments in the Japan, the Philippines/Singapore, India Australia and China markets.

      - Actively expand our investments in businesses in the booming consumer, technology, services, and health sectors in fiscal year 2007/8.

      -  Increase investor relation/ road show activities.

      -  The Company's headquarter offices were relocated to San Francisco, CA.

      - Improve profitability by driving greater efficiencies on operating costs at Global Hotline.

         We expect to enhance company performance across all business metrics and to deliver accelerating shareholder value.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks related to our controlling shareholder groups, the sale of significant numbers of our shares, a volatile market price for our common stock, our Global Hotline business and ASFL investment and mergers and acquisitions, our American Stock Exchange ("AMEX") listing and other matters. These risks and uncertainties are discussed in Item 1A, "Factors That May Effect Future Results."

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                                                3 Months Ended June 30,
                                                                     ---------------------------------------------
                                                                       2007        2006     $ Variance  % Variance
                                                                     --------    --------   ----------  ----------
Revenue ..........................................................   $  5,515    $  3,243    $  2,272       70.1%
Cost of sales ....................................................      1,642         808         834      103.2%
                                                                     --------    --------    --------    --------
Gross profit .....................................................      3,873       2,435       1,438       59.1%
Selling, general and administrative expenses .....................      6,943       4,666       2,277       48.8%
                                                                     --------    --------    --------    --------
Operating loss ...................................................     (3,070)     (2,231)       (839)     -37.6%
                                                                     --------    --------    --------    --------
Other Income (Expense):
Interest income ..................................................         10          27         (17)     -63.0%
Interest expense and amortization of beneficial conversion feature       (228)       (197)        (31)      15.7%
Other Income .....................................................        569          54         515      953.7%
Gain on equity investment in Australia Secured Financial Limited .        (11)          -         (11)    -100.0%
Foreign currency transaction adjustment ..........................          -        (129)        129      100.0%
                                                                     --------    --------    --------    --------
Total other income (expense) .....................................        340        (245)        585     -238.8%
                                                                     --------    --------    --------    --------
Loss from continuing operations before income  taxes .............     (2,730)     (2,476)       (254)     -10.3%
Income taxes:
Current benefit ..................................................       (603)       (594)         (9)      -1.5%
                                                                     --------    --------    --------    --------
Net loss from continuing operations ..............................     (2,127)     (1,882)       (245)     -13.0%
                                                                     --------    --------    --------    --------

Gain from disposal of discontinued operations ....................          -         463        (463)    -100.0%
Income from discontinued operations ..............................          -           -           -        0.0%
                                                                     --------    --------    --------    --------
Net loss .........................................................   $ (2,127)   $ (1,419)   $   (708)     -49.9%
                                                                     ========    ========    ========    ========


(dollars in thousands)
                                                                                6 Months Ended June 30,
                                                                     ---------------------------------------------
                                                                       2007        2006     $ Variance  % Variance
                                                                     --------    --------   ----------  ----------
Revenue ..........................................................   $ 12,008    $  6,914    $  5,094       73.7%
Cost of sales ....................................................      2,639       2,327         312       13.4%
                                                                     --------    --------    --------    --------
Gross profit .....................................................      9,369       4,587       4,782      104.3%
Selling, general and administrative expenses .....................     12,853       8,526       4,327       50.8%
                                                                     --------    --------    --------    --------
Operating loss ...................................................     (3,484)     (3,939)        455       11.6%
                                                                     --------    --------    --------    --------
Other Income (Expense):
Interest income ..................................................         32          57         (25)     -43.9%
Interest expense and amortization of beneficial conversion feature       (423)       (392)        (31)      -7.9%
Other Income .....................................................        567         108         459      425.0%
Gain on equity investment in Australia Secured Financial Limited .          2           -           2      100.0%
Foreign currency transaction adjustment ..........................          -        (129)        129      100.0%
                                                                     --------    --------    --------    --------
Total other income (expense) .....................................        178        (356)        534     -150.0%
                                                                     --------    --------    --------    --------
Loss from continuing operations before income  taxes .............     (3,306)     (4,295)        989       23.0%
Income taxes:
Current benefit ..................................................       (335)       (949)        614      100.0%
                                                                     --------    --------    --------    --------
Net loss from continuing operations ..............................     (2,971)     (3,346)        375       11.2%
                                                                     --------    --------    --------    --------

Gain from disposal of discontinued operations ....................          -         463        (463)    -100.0%
Income from discontinued operations ..............................          -          76         (76)    -100.0%
                                                                     --------    --------    --------    --------
Net loss .........................................................   $ (2,971)   $ (2,807)   $   (164)      -5.8%
                                                                     ========    ========    ========    ========

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2006

         Net revenue for the three months ended June 30, 2007 increased $2,272,000 or 70.1% to $5,515,000, as compared to the three months ended June 30, 2006. During 2006 and 2007, Global Hotline executed major contracts or renewals with three tier 1 telecommunication companies and two major health insurance companies in Japan.

COST OF SALES

         Cost of sales for the three months ended June 30, 2007 increased $834,000 to $1,642,000 as compared to the three months ended June 30, 2006. The increase resulted from costs for outsourced call center operations for the major contracts Global Hotline executed or renewed in 2006 and 2007 with three tier 1 telecommunication companies and two major health insurance companies in Japan.

EXPENSES

         Selling, general and administrative expenses for the three months ended June 30, 2007 increased $2,277,000 to $6,943,000, as compared to the three months ended June 30, 2006. This was due to increased operating expenses of $30,000 related to the implementation of SFAS 123 R and $2,082,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. These expenses were necessary to leverage Global Hotline`s growing revenues. During 2006 and 2007, Global Hotline executed major contracts or renewals with three tier 1 telecommunication companies and two major health insurance companies in Japan.

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

OTHER INCOME/EXPENSE

         Other income for the three months ended June 30, 2007 was $340,000 as compared to other expense of $245,000 for the three months ended June 30, 2006. The 2007 other income was primarily related to other income of $569,000, offset by interest expense and amortization of beneficial conversion feature of $228,000 and a loss on equity investment of $11,000 from ASFL. The ASFL gain was reduced due to the payoff of certain large loans during the three months ended March 31, 2007 and loan losses booked during the three months ended June 30, 2007. We expect ASFL to return to profitability during the three months ended September 30, 2007 with new loans placed during this period.

         The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $197,000 and a foreign currency transaction adjustment of $129,000, offset by other income of $54,000 and interest income of $27,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $2,127,000 for the three months ended June 30, 2007 as compared to a net loss of $1,882,000 for the three months ended June 30, 2006. This was due to increased operating expenses of of $2,082,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. These expenses were necessary to leverage Global Hotline`s growing revenues. During 2006 and 2007, Global Hotline executed major contracts or renewals with three tier 1 telecommunication companies and two major health insurance companies in Japan.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

NET LOSS

         Net loss was $2,127,000 for the three months ended June 30, 2007 as compared to a net loss of $1,419,000 for the three months ended June 30, 2006. The reasons for the decreased loss were more fully discussed above.

         In accordance with SFAS 144, we accounted for the Rex Tokyo gain from disposal of discontinued operations of $463,000 as total gain from discontinued operations in our consolidated statement of operations.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

         Net revenue for the six months ended June 30, 2007 increased $5,094,000 or 73.7% to $12,008,000, as compared to the six months ended June 30, 2006. During 2006 and 2007, Global Hotline executed major contracts or renewals with three tier 1 telecommunication companies and two major health insurance companies in Japan.

COST OF SALES

         Cost of sales for the six months ended June 30, 2007 increased $312,000 to $2,639,000 as compared to the six months ended June 30, 2006. The increase resulted from costs for outsourced call center operations for the major contracts Global Hotline executed or renewed in 2006 and 2007 with three tier 1 telecommunication companies and two major health insurance companies in Japan.

EXPENSES

         Selling, general and administrative expenses for the six months ended June 30, 2007 increased $4,327,000 to $12,853,000, as compared to the six months ended June 30, 2006. This was due to increased operating expenses of $74,000 related to the implementation of SFAS 123R and $4,161,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. These expenses were necessary to leverage Global Hotline`s growing revenues. During 2006 and 2007, Global Hotline executed major contracts or renewals with three tier 1 telecommunication companies and two major health insurance companies in Japan.

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

OTHER INCOME/EXPENSE

         Other income for the six months ended June 30, 2007 was $178,000 as compared to other expense of $356,000 for the six months ended June 30, 2006. The 2007 other income was primarily related to other income of $567,000 and a gain on equity investment of $2,000 from ASFL, offset by interest expense and amortization of beneficial conversion feature of $423,000. The ASFL gain was reduced due to the payoff of certain large loans during the three months ended March 31, 2007 and loan losses booked during the three months ended June 30, 2007. We expect ASFL to return to profitability during the three months ended September 30, 2007 with new loans placed during this period.

         The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $392,000 and a foreign currency transaction adjustment of $129,000, offset by other income of $108,000 and interest income of $57,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $2,971,000 for the six months ended June 30, 2007 as compared to a net loss of $3,346,000 for the six months ended June 30, 2006. This was due to increased operating expenses of of $4,161,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. These expenses were necessary to leverage Global Hotline`s growing revenues. During 2006 and 2007, Global Hotline executed major contracts or renewals with three tier 1 telecommunication companies and two major health insurance companies in Japan.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

NET LOSS

         Net loss was $2,971,000 for the six months ended June 30, 2007 as compared to a net loss of $2,807,000 for the six months ended June 30, 2006. The reasons for the decreased loss were more fully discussed above.

         In accordance with SFAS 144, we accounted for the Rex Tokyo gain from disposal of discontinued operations of $463,000 and the income from discontinued operations of $76,000 as total gain from discontinued operations in our consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash and marketable securities of approximately $2.2 million, net working capital of approximately $799,000 and debt of $6.6 million as of June 30, 2007.

         We expect net cash used in continuing operations to decrease as the Global Hotline results from operations improve.

         During 2007, Global Hotline entered into loans of approximately $11,767,000 and repaid loans of approximately $2,370,000. The net loans were used to expand the business infrastructure for current and anticipated major new client contracts.

         On March 22, 2007, we announced a stock repurchase program. Starting on April 2, 2007, we may repurchase up to 4,000,000 at market prices in open market or private transactions. As of June 30, 2007, we repurchased 1,866,355 shares in public and private transactions at an average price of $0.251 per share. The shares are valued using the cost method of accounting for treasury stock.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses and make equity investments.

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $19.6 million as of June 30, 2007, with approximately $8.8 million raised in the initial public offering, $7.8 million raised in private placements, $3.6 million raised in the conversion of debt, $0.1 million raised from a capital contribution, $0.1 million raised from the exercise of stock options and $.5 million spent on the share repurchase program. In addition, we have issued equity for non-cash items totaling $20.6 million, including $7.0 million from the ASFL equity investment, $6.9 million issued for services, $3.4 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $6.6 million and convertible debentures with approximately $3.3 million outstanding as of June 30, 2007.

OPERATING ACTIVITIES

         Net cash used in continuing operations for the six months ended June 30, 2007 was $3,570,000. This amount was primarily related to a net loss from continuing operations of $2,971,000, an increase in prepaid expenses of $713,000, an increase of $948,000 in other assets and a decrease in deferred revenue of $1,224,000. This was offset by depreciation and amortization of $1,079,000 and an increase in accrued liabilities of $1,330,000.

         As the results of Global Hotlines operations continue to improve, we expect better utilization of net cash. Global Hotline has executed or renewed major contracts with three tier 1 telecommunication companies and two major health insurance companies in Japan covering the years 2006, 2007 and beyond. While we expect to be profitable in 2008, there can be no assurance that we will achieve or maintain profitability.

INVESTING ACTIVITIES

         Net cash used in investing activities for the six months ended June 30, 2007 was $69,000. This amount relates to the sale of marketable securities of $231,000 and the payment of $250,000 related to our equity investment in ASFL.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the six months ended June 30, 2007 was $1,647,000.

         During 2007, Global Hotline entered into loans of approximately $11,767,000 and repaid loans of approximately $2,370,000. The net loans were used to expand the business infrastructure for current and anticipated major new client contracts.

         On March 22, 2007, we announced a stock repurchase program. Starting on April 2, 2007, we may repurchase up to 4,000,000 at market prices in open market or private transactions. As of June 30, 2007, we repurchased 1,866,355 shares in public and private transactions at an average price of $0.251 per share. The shares are valued using the cost method of accounting for treasury stock.

         During the six months ended June 30, 2007, we issued 547,281 shares of our common stock in private placements for $200,000 or approximately $0.365 per share.

         Other Material Commitments. The company's contractual cash obligations as of June 30, 2007 are summarized in the table below (1):

Contractual                               Less Than                                      Greater Than
Cash Obligations            Total           1 Year        1-3 Years        3-5 Years       5 Years
--------------------      ----------      ----------      ----------      ----------     ------------
Operating leases ...      $1,772,298      $1,176,658      $  380,608      $  215,033      $        0
Note payable .......      $6,604,731      $4,036,954      $1,461,894      $1,105,883      $        0
Capital expenditures      $  100,000      $  100,000      $        0      $        0      $        0
Acquisitions .......      $  100,000      $  100,000      $        0      $        0      $        0

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

STOCK-BASED COMPENSATION

         Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R as interpreted by SEC Staff Accounting Bulletin No.
107. We adopted the modified prospective transition method provided for under SFAS 123R and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, we record expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $73,000 and $1,297,000 of deferred revenue as of June 30, 2007 and December 31, 2006, respectively.

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

LITIGATION COSTS

         We are subject to the possibility of legal actions arising in the ordinary course of business. We regularly review the status of pending legal actions to evaluate the amount and likelihood of any potential loss. We accrue for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from our estimates, we may be required to adjust our accruals in the future. We have not provided provisions for any litigation matters as of June 30, 2007.

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

         We account for this investment using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The investment in ASFL was not considered impaired as of June 30, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157; "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. We are currently evaluating the provisions of SFAS 157 to determine the impact on the company's consolidated financial statements.

         In December 2006, the FASB approved FASB Staff Position ("FSP") No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements, and we do not expect the impact to be material.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Exchange Act) regarding us and our business, financial condition, results of operations and prospects. Words such as

"expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

OUR CONTROLLING SHAREHOLDER GROUPS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of August 14, 2007, IAJ LBO Fund, PBAA, Terra Firma, IAJ, IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 51.7% of our common stock. The share ownership percentages excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority, 12,500,018 shares of our common stock issuable upon conversion of the convertible debentures and 1,906,355 shares held by the company under its stock repurchase program. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the company had sole voting power and dispositive power with respect to 76,993,003 shares of common stock for all the company's 2007 shareholder meetings pursuant to a proxy granted on April 18, 2007. These shares of common stock in total represent approximately 50.8% of the outstanding common stock of the company.

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

         As of August 14, 2007, the previous stockholders of ASFL control approximately 28.8% of our common stock.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 20, 2007, 151.6 million shares of common stock were outstanding. Significant shares are held by our principal stockholders and other company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144") of the company, our principal stockholders and other company insiders may only sell their shares of common stock in the public market in compliance with Rule 144, including the volume limitations therein.

OUR STOCKHOLDER'S EQUITY MUST EXCEED $6 MILLION TO MAINTAIN OUR LISTING ON THE AMERICAN STOCK EXCHANGE

         As of June 30, 2007, we are in compliance with the AMEX continued listing standards with stockholders' equity in excess of $6 million and our common stock trades on AMEX. To maintain this listing, we must maintain stockholders' equity of $6 million.

         We anticipate that we will maintaining our AMEX listing. However, if our common stock were to be de-listed by AMEX, we expect that our shares would continue to be traded as a bulletin board stock. If we do not maintain our AMEX listing it would materially affect the ability of our stockholders to dispose of their shares, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

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

WE MAY INCUR LOSSES IN THE FUTURE.

         We have experienced net losses since inception. While we expect to be profitable in 2008, there can be no assurance that we will achieve or maintain profitability.

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

      o Its contracts with telecommunication and insurance companies may not be renewed;

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

      o Market perception of ASFL and ASFL's competitors can have a major impact on the ability to raise funds from debentures. Any negative perception of high defaults or inability to service debt or potential bankruptcy or liquidation by other players in the industry can have an impact on ASFL's reputation as well;

      o  ASFL's license could be terminated;

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

      o  Litigation risk;

      o  ASFL could default on its debentures; and,

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

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses, make equity investments and maintain the $6 million in stockholder's equity required to maintain our AMEX listing. There can be no assurance that we will be able to secure additional funding, or that if such funding is available, whether the terms or conditions would be acceptable to us, from our major shareholders or otherwise.

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

         In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed acquisitions during early 2004, August 2004, March 2004, June 2004 and June 2005; we invested in a joint venture in July 2004; we made an equity investment in October 2006; we sold businesses in December 2004, May 2005, July 2005 and April 2006; and we divested a joint venture interest in October 2004. Such transactions are accompanied by a number of risks, including:

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

         The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties include:

      o Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration,

      o Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

      o The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

      o The need to implement controls, procedures and policies appropriate for a public company that may not have been in place in private companies, prior to acquisition,

      o The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration, and

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

THE COMPANY WAS EXPOSED TO LEGAL CLAIMS.

         We have been exposed to various legal matters during 2004 to 2007.

         We have not provided for a provision in these litigation matters in our financial statements. There are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

OUR CUSTOMER BASE IS CONCENTRATED.

         Global Hotline has contracts with major Japanese telecommunications companies and major United States insurance companies. The loss of these contracts would have a material adverse impact on Global Hotline's ability to produce revenue.

WE HAVE LIMITED INSURANCE.

         We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

WE ARE EXPOSED TO FOREIGN CURRENCY GAINS AND LOSSES.

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

         The above risk factors should be considered carefully in addition to the other information in this prospectus and information incorporated herein by reference before purchasing the securities offered hereby. except for the historical information contained herein or incorporated herein by reference, the discussion in this prospectus or incorporated by reference into this prospectus contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. the cautionary statements made in this prospectus and incorporated by reference herein should be read as being applicable to all related forward-looking statements wherever they appear in or are incorporated herein by reference into this prospectus. our actual results could differ materially from those discussed here or incorporated herein by reference. factors that could cause or contribute to such differences include those discussed above, as well as those discussed elsewhere herein or incorporated herein by reference.

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

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of June 30, 2007, total debt was $6,605,000. Debt totaling $4,986,000 is exposed to variable interest rates with current interest rates of 2.0% to 2.5%.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on this evaluation, our principal executive and financial officers concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and
(2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During July 2007, we received notice that the lawsuit (i) filed against us and an officer by Flashpoint Ventures, LLC was dismissed with prejudice; (ii) filed against us by Activated Matrix Partners, LLC and Markwood Capital Alliance were dismissed with prejudice; and, (iii) that the lawsuit filed against us by Dorsey and Whitney was dismissed without prejudice.

         We did not provided for a provision in these litigation matters. There are no other pending legal proceedings that if adversely determined would have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS.

         For information regarding factors that could affect the company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Factors that May Affect Future Results" included in
Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Shares of Common Stock

         On June 7, 2007, IA Global issued 258,264 shares of our common stock to Hitomi Fund Co Ltd in a private placement for $100,000 or $0.3872 per share.

         On June 27, 2007, we issued 289,017 shares of our common stock to Toshiyuki Saegusa on June 27, 2007 in private placement for $100,000 or $0.346 per share.

         On August 10, 2007, we were notified that a debenture holder had elected to convert $300,000 of convertible debentures and approximately $47,712 of interest into 1,287,823 shares of common stock. On August 13, 2007, we were notified that a debenture holder had elected to convert $150,000 of convertible debentures into 500,000 shares of common stock.

Share Repurchase Program

         The following information describes the activity that has taken place during the past three months of 2007 with respect to IA Global's share repurchase plan:

                                                     Total No.
                                                     of Shares       Maximum No.
                                                     Purchased       of Shares
                                                     as part of      that can be
                       Total No.         Ave.         Publicly       Purchased
                       of Shares     Price Paid      Announced       Under the
      Period           Purchases     Per Share          Plan         Plan
------------------     ---------     ----------      ----------      -----------
April 2, 2007-         1,866,355       $ 0.251       1,866,355       4,000,000
April 30, 2007 (1)

(1) On March 22, 2007, IA Global's Board of Directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2, 2007. There were no repurchases during May or June of 2007.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On June 29, 2007, the company held its 2007 Annual Meeting of Stockholders. Of the 152,945,157 shares of common stock outstanding as of record date of May 29, 2007, 117,022,739 shares, or 76.5% of the company's common stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the stockholders were as follows:

         The following nominees were duly elected as Directors of the company to serve until the 2008 Annual Meeting of Stockholders or until their successors have been elected with the indicated vote:

                                         For            Withheld
                                         ---            --------
         Derek Schneideman           115,984,678        1,038,061
         Mark Scott                  116,754,678          268,061
         Clifford J. Bernstein       116,973,178           49,561
         Eric La Cara                102,758,780       14,263,959
         Raymond Christinson         114,705,780        2,316,959
         Masazumi Ishii              114,475,780        2,546,959

         The following motions were approved with the indicated vote:

(2) Approval of the Amendment and Restatement of our Certificate of Incorporation.

For 116,686,778 Withheld 95,961 Non Votes 240,000

(3) Ratification of the appointment of Sherb and Co LLP as the company's Independent Registered Public Accounting Firm for the year ending December 31, 2007.

For 116,742,578 Withheld 45,161 Non Votes 235,000

(4) Adoption of the IA Global, Inc. 2007 Stock Incentive Plan.

For 101,429,260 Withheld 415,925 Non Votes 15,177,554

(5) Approval of the Amendment and Restatement of our Bylaws.

For 116,655,398 Withheld 97,061 Non Votes 270,280

(6) To increase the number of authorized shares from 250,000,000 to 300,000,000.

For 90,073,646 Withheld 0 Non Votes 0

ITEM 5.  OTHER INFORMATION

         There were no disclosures of any information required to be filed on Form 8-K during the three months ended June 30, 2007 that were not filed.

ITEM 6.  EXHIBITS

Exhibit No.                        Description
-----------                        -----------

3.1 Amended and Restated Certificate of Incorporation of IA Global, Inc dated July 10, 2007. (2)
3.2      Amended and Restated Bylaws of IA Global, Inc. dated June 29, 2007. (2)
10.1 Bank Credit Facility Contract dated May 16, 2007 between Global Hotline, Inc. and Mitsui Sumitomo Bank Co. Ltd. (2)
10.2 Loan Application Form dated June 1, 2007 between IA Partners Co Ltd and Mizuho Bank Co Ltd. (2)
10.3 Promissory Note Application Form dated June 19, 2007 between IA Partners Co Ltd and Mitsui Sumitomo Bank Co Ltd (2)
10.4 Loan Application Form dated June 19, 2007 between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd (2)
31.1     Section 302 Certifications. (2)
31.2     Section 302 Certifications. (2)
32.1     Section 906 Certifications. (2)
32.2     Section 906 Certifications. (2)
99.1     Audit Committee Charter dated June 22, 2007. (1)
99.2     Compensation Committee Charter dated June 22, 2007. (1)
99.3     Nominations and Governance Committee Charter dated June 22, 2007. (1)
99.4     Merger and Acquisition Committee Charter dated June 22, 2007. (1)
__________________

(1) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June 25, 2007 and filed on June 25, 2007, and incorporated herein by reference.

(2) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IA Global, Inc.
                                    (Registrant)

Date: August 20, 2007           By: /s/ Derek Schneideman
                                    ---------------------
                                    Derek Schneideman,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/ Mark Scott
                                    --------------
                                    Mark Scott,
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)