Form 10-Q
period 2007-09-30
IA GLOBAL INC
filed 2007-11-19
CIK 1077634

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                                 Yes [ ] No [X]

         As of November 12, 2007 there were issued and outstanding 162,642,327 shares of the Registrant's Common Stock.

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

               Consolidated Balance Sheet .....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................29

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....45

     Item 4.   Controls and Procedures .......................................45

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................45

     Item 1A.  Risk Factors...................................................45

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....46

     Item 3.   Defaults Upon Senior Securities ...............................46

     Item 4.   Submission of Matters to a Vote of Security Holders ...........47

     Item 5.   Other Information .............................................47

     Item 6.   Exhibits ......................................................47

Signatures ...................................................................50

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                                                September 30,   December 31,
                                                                                    2007            2006
                                                                                ------------    ------------
ASSETS                                                                           (unaudited)      (audited)
CURRENT ASSETS:
  Cash and cash equivalents .................................................   $  5,300,247    $  4,172,889
  Marketable Securities .....................................................              -         250,638
  Accounts receivable, net of reserves of $354,583 and $310,741, respectively      6,493,612       5,016,328
  Consumption taxes received ................................................        147,784               -
  Prepaid expenses ..........................................................        778,832         523,733
  Notes receivable ..........................................................        999,922         409,565
  Other current assets ......................................................        434,627         202,716
  Deferred taxes ............................................................      2,328,872               -
                                                                                ------------    ------------
    Total current assets ....................................................     16,483,896      10,575,869

EQUIPMENT, NET ..............................................................      1,059,941         408,544

OTHER ASSETS
  Intangible assets, net ....................................................      1,125,833       2,317,889
  Equity investment in Australia Secured Financial Limited ..................      7,079,785       7,146,386
  Equity investment in GPlus Media Co Ltd ...................................      1,358,921               -
  Equity investment in Slate Consulting Co Ltd ..............................      1,441,730               -
  Other assets ..............................................................      2,291,138       1,190,820
                                                                                ------------    ------------

                                                                                $ 30,841,244    $ 21,639,508
                                                                                ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ..................................................   $    637,727    $    104,573
  Accrued liabilities .......................................................      3,819,508       2,477,509
  Consumption taxes received ................................................              -         264,514
  Income taxes payable- foreign .............................................              -         416,724
  Note payable - current portion of long term debt ..........................     10,718,011       3,058,229
  Deferred revenue ..........................................................         78,326       1,297,046
                                                                                ------------    ------------
    Total current liabilities ...............................................     15,253,572       7,618,595
                                                                                ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt ............................................................      6,750,428       1,637,076
  Convertible debentures ....................................................      2,537,500       3,125,000
                                                                                ------------    ------------
                                                                                   9,287,928       4,762,076
                                                                                ------------    ------------

STOCKHOLDER'S EQUITY:
  Series A-1 Convertible Preferred Stock, $10,000 par value, -0- and 4,375
   authorized, issued and outstanding, (liquidation value $7,000) ...........              -       7,000,000
  Preferred stock, $.01 par value, 5,000 authorized, none outstanding .......              -               -
  Common stock, $.01 par value, 300,000,000 shares authorized,
   164,767,682 and 109,165,157 issued and outstanding, respectively .........      1,647,676       1,091,651
  Additional paid in capital ................................................     43,574,255      32,835,714
  Accumulated deficit .......................................................    (38,023,706)    (31,431,914)
  Accumulated other comprehensive loss ......................................       (280,446)       (186,614)
                                                                                ------------    ------------
                                                                                   6,917,779       9,308,837
  Less common stock in treasury, at cost ....................................       (618,035)        (50,000)
                                                                                ------------    ------------
    Total stockholder's equity ..............................................      6,299,744       9,258,837
                                                                                ------------    ------------

                                                                                $ 30,841,244    $ 21,639,508
                                                                                ============    ============

                               See notes to consolidated financial statements.

                                                      3

                                         IA GLOBAL, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                ------------------------------    ------------------------------
                                                     2007             2006             2007             2006
                                                -------------    -------------    -------------    -------------
                                                 (unaudited)      (unaudited)      (unaudited)      (unaudited)
REVENUE .....................................   $   6,461,544    $   4,483,291    $  18,469,057    $  11,397,096

COST OF SALES ...............................       2,200,148          604,571        4,838,393        2,931,029
                                                -------------    -------------    -------------    -------------

GROSS PROFIT ................................       4,261,396        3,878,720       13,630,664        8,466,067

Selling, general and administrative expenses        8,698,610        5,029,250       21,551,576       13,556,038
                                                -------------    -------------    -------------    -------------

OPERATING LOSS ..............................      (4,437,214)      (1,150,530)      (7,920,912)      (5,089,971)
                                                -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income ...........................           5,557           20,196           36,742           77,285
  Interest expense and amortization of
    beneficial conversion feature ...........        (282,579)        (229,316)        (705,849)        (620,740)
  Other income ..............................           1,287           51,106          568,724          158,991
  Loss/ ( gain) on equity investment in
    Australia Secured Financial Limited .....         (66,601)               -          (64,393)               -
  Loss on equity investment in GPlus Media
    Co Ltd ..................................          (1,079)               -           (1,079)               -
  Gain on equity investment in Slate
    Consulting Co Ltd .......................           1,730                -            1,730                -
  Conversion of debenture expense ...........        (120,046)               -         (120,046)               -
  Foreign currency transaction adjustment ...          11,381                -           11,381         (129,448)
                                                -------------    -------------    -------------    -------------
    Total other income (expense) ............        (450,350)        (158,014)        (272,790)        (513,912)
                                                -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES .....................................      (4,887,564)      (1,308,544)      (8,193,702)      (5,603,883)

Income taxes - current benefit ..............      (1,266,565)        (129,881)      (1,601,910)      (1,079,071)
                                                -------------    -------------    -------------    -------------

NET LOSS FROM CONTINUING OPERATIONS .........      (3,620,999)      (1,178,663)      (6,591,792)      (4,524,812)

DISCONTINUED OPERATIONS
  Gain from disposal of discontinued
    operations ..............................               -                -                -          463,375
  Income from discontinued operations .......               -                -                -           76,054
                                                -------------    -------------    -------------    -------------

NET LOSS ....................................   $  (3,620,999)   $  (1,178,663)   $  (6,591,792)   $  (3,985,383)
                                                =============    =============    =============    =============

Basic and Diluted Loss Per share of Common-
  Basic and diluted loss per share from
    continuing operations ...................   $       (0.02)   $       (0.01)   $       (0.05)   $       (0.04)
  Basic and diluted loss per share from
    discontinued operations .................               -                -                -             0.01
                                                -------------    -------------    -------------    -------------
  Total basic and diluted loss per share ....   $       (0.02)   $       (0.01)   $       (0.05)   $       (0.04)
                                                =============    =============    =============    =============

  Weighted average shares of common stock
    outstanding - Basic and diluted .........     151,556,953      108,415,157      145,520,316      107,231,610
                                                =============    =============    =============    =============

                                 See notes to consolidated financial statements.

                                                        4

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                 ----------------------------
                                                                                     2007            2006
                                                                                 ------------    ------------
                                                                                  (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................   $ (6,591,792)   $ (3,985,383)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization ............................................      1,287,571       1,508,194
    Amortization of beneficial conversion feature ............................        312,500         312,500
    Stock based compensation .................................................        122,555          84,834
    Gain on equity investments ...............................................         65,950               -
    Settlement of convertible debt with equity ...............................        120,046               -
  Changes in operating assets and liabilities:
    Accounts receivable ......................................................     (1,477,284)     (3,937,194)
    Notes receivable .........................................................       (590,357)       (265,156)
    Prepaid expenses .........................................................       (255,099)        (66,986)
    Other current assets .....................................................       (231,911)        (54,083)
    Income taxes receivable - foreign ........................................     (2,328,872)       (113,283)
    Other assets .............................................................     (1,100,318)       (301,088)
    Accounts payable - trade .................................................        533,154        (413,603)
    Accrued liabilities ......................................................      1,656,047       3,537,305
    Net consumption tax payable ..............................................       (412,298)       (304,929)
    Deferred taxes ...........................................................       (416,724)       (253,120)
    Deferred revenue .........................................................     (1,218,720)     (3,393,696)
                                                                                 ------------    ------------
Net cash used in continuing operations .......................................    (10,525,552)     (7,645,688)
  (Gain) loss from discontinued operations ...................................              -        (539,429)
  Net cash used in discontinued operations ...................................              -        (854,895)
  Net decrease in assets of discontinued operations ..........................              -      12,606,044
  Net (decrease) in liabilities of discontinued operations ...................              -     (11,929,115)
                                                                                 ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ........................................    (10,525,552)     (8,363,083)
                                                                                 ------------    ------------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Capital expenditures .......................................................       (746,912)       (198,802)
  Sale of marketable securities ..............................................        250,638               -
  Acquisition of investment in Australian Secured Financial Limited ..........       (250,000)              -
  Repayment of loan receivable from affiliate of controlling shareholder group              -       3,394,000
  Proceeds from sale of Rex Tokyo Co, Ltd. ...................................              -       1,300,000
                                                                                 ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES: .........................       (746,274)      4,495,198
                                                                                 ------------    ------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from debt .........................................................     15,490,519       4,999,000
  Repayments of debt .........................................................     (2,717,384)              -
  Proceeds from exercise of options ..........................................         87,917          80,000
  Proceeds from sale of common stock .........................................        200,000               -
  Purchase of common shares for Treasury .....................................       (568,035)              -
                                                                                 ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................................     12,493,017       5,079,000
                                                                                 ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................      1,221,191       1,211,115

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................        (93,832)       (408,678)

CASH AND CASH EQUIVALENTS, beginning of period ...............................      4,172,889       4,460,986
                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, end of period .....................................   $  5,300,247    $  5,263,423
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
  Interest paid ..............................................................   $    137,656    $     34,708
  Taxes paid .................................................................   $  1,022,422    $    234,506

Non-cash investing and financing activities:
  Common stock surrendered to company in payment of note receivable ..........   $          -    $    241,494
  Conversion of Series A-1 Preferred stock into common stock .................   $  7,000,000    $          -
  Conversion of Series B Preferred stock into common stock ...................   $          -    $    115,800
  Adjustment of intangible asset due to recognition of tax asset related to
    NOL carryforward from acquisition of Global Hotline, Inc. ................   $          -    $    486,870
  Equity investment in GPlus Media Co Ltd for common stock ...................   $  1,360,000    $          -
  Equity investment in Slate Consulting Co Ltd for common stock ..............   $  1,440,000    $          -
  Conversion of debentures into common stock .................................   $    964,048    $          -

                                See notes to consolidated financial statements.

                                                       5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION:

         IA Global, Inc. ("IA Global") operates as a strategic holding company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region.

BUSINESS PROCESS OUTSOURCING

         In Japan, IA Global is 100% owner of Global Hotline, Inc. ("Global Hotline"), a Business Process Outsourcing operator organization operating several major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

HUMAN CAPITAL AND RESOURCES

         During August and October 2007, the company closed two equity investments and one 100% owned buy-out transaction. The investments provide "human capital" services in the human resources sector, a sector which offers excellent growth opportunities throughout the Asia Pacific region. IA Global continues to seek additional companies and partnerships in the staffing, training, employee/ organization evaluation and assessments business throughout the region, but with a focus on Japan. Linking these investments in a network under the IA Global umbrella will generate synergies of expertise and resources, creating a regional value-chain of services to further drive aggressive growth. Our investments in Human Capital and Resources are as follows:

         On October 22, 2007, the company signed definitive agreements and acquired 100% of the outsourcing business division ("Outsourcing Business Division") of LINC Media, Inc. ("LINC Media"), a Tokyo, Japan-based company.

         Established in Tokyo in 1998, the Outsourcing Business Division provides large-scale personnel outsourcing services, particularly Help Desk Engineers, Systems Administrators, and Network Engineers on long- and short-term project-based contracts to an extensive client base that includes a number of large multinational companies.

         IA Global has a 25% stake in GPlus Media Co Ltd ("GPlus"). GPlus is a Japan based corporation with offices in Tokyo, Japan, Hong Kong and Shanghai, China. GPlus owns and operates several of Japan's best known English-Japanese websites, including GaijinPot.com, and Ecentral.com, the official jobsite of the American Chamber of Commerce in Japan. GPlus also operates CareerEngine.org, which is a powerful network of jobsites with partners who include ShanghaiExpat.com, the American Chambers of Commerce in Shanghai and Hong Kong, as well as the Canada China Business Council.

         IA Global has a 20.25% equity investment in Slate Consulting Co Ltd ("Slate"). Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo, Hong Kong, Surrey, Canada; a call center in Manila, Philippines; an early stage call center in Bucharest, Romania.

OTHER INVESTMENTS

         In Australia, the company has a 36% stake in Australian Secured Financial Limited and its affiliates, Australian Secured Investments Ltd, ADJ Services Pty Ltd. and Auslink Ltd (collectively, "ASFL") which raise funds through the issuance of debentures within Australia and the providing of short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

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

         The accompanying unaudited consolidated financial statements of IA Global and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2007 and 2006 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission ("SEC") on April 2, 2007.

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the company and its wholly owned and majority-owned subsidiaries. In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the company accounted for Rex Tokyo Co, Ltd ("Rex Tokyo") as discontinued operations in its consolidated statements of operations. Inter-company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents.

The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately $81,000 at current exchange rates. At times during the periods ended September 30, 2007 and 2006, the company's cash in bank deposit accounts exceed federally insured limits with regards to certain accounts in the United States, and exceeded Japanese statutory limits with regards to certain accounts in Japan. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $78,326 and $1,297,046 of deferred revenue as of September 30, 2007 and December 31, 2006, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the nine months ended September 30, 2007 and 2006.

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

                                              For the Nine Months
                                                 September 30,
                                             --------------------
                                              2007          2006
                                              ----          ----
         Risk free interest rate ..........   4.65%         4.96%
         Expected life ....................   8 yrs         8 yrs
         Dividend rate ....................   0.00%         0.00%
         Expected volatility ..............    112%          117%

         The company recorded compensation expense, net of related tax effects, relative to stock options of $48,799 and $32,320 for the three months ended September 30, 2007 and 2006, respectively, in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00) and ($0.00) for the three months ended September 30, 2007 and 2006, respectively.

         The company recorded compensation expense, net of related tax effects, relative to stock options of $122,555 and $84,834 for the nine months ended September 30, 2007 and 2006, respectively, in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00) and ($0.00) for the nine months ended September 30, 2007 and 2006, respectively.

         As of September 30, 2007, there is approximately $729,000 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately
2.75 years.

         On February 13, 2007, the compensation committee granted to Mr. Derek Schneideman, CEO and Chairman of the Board, stock options to purchase 500,000 shares of common stock. The options were granted at the fair market price of $0.14 per share based on the adjusted closing price on February 13, 2007, his date of employment. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 13, 2017.

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

         On February 23, 2007, the compensation committee granted to Mr. Christinson, Mr. Ishii and Mr. La Cara, Directors, stock options to purchase 100,000 shares of common stock. In addition, the compensation committee granted to Mr. Mark Scott, the company's COO and CFO, stock options to purchase 250,000 shares of common stock. These options were granted at the fair market price of $0.15 per share based on the adjusted closing price on February 22, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 22, 2017.

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

         On April 27, 2007, Mr. Jun Kumamoto, a former director of the company currently functioning as a consultant, exercised 30,000 stock options at an average price of $0.183 per share and forfeited 520,000 stock options at $0.201 per share.

         On July 11, 2007, the compensation committee granted stock options to purchase common stock of (i) 200,000 shares to Mr. Anan and Ms. Towada, new Directors; (ii) 150,000 shares to Mr. Bernstein, Mr. Ishii and Mr. La Cara, Directors; (iii) 1,000,000 shares to Mr. Schneideman, the company's CEO and Chairman of the Board of Directors; (iv) 500,000 shares to Mr. Scott, the Company's COO and CFO; (v) 30,000 shares to Mr. Kumamoto, a consultant; and (vi) 50,000 shares to Aim Capital, a consultant.

         These options were granted at the fair market price of $0.37 per share based on the adjusted closing price on July 10, 2007, the last trading day before the compensation committee meeting. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on July 10, 2017. The options to AIM Capital were expensed in the September 30, 2007 quarter.

         On September 22, 2007, Raymond Christinson, a former director exercised stock options totaling 404,166 shares of common stock for $82,417 or $.204 per share. Mr. Christinson forfeited stock options totaling 245,834 shares of common stock.

         On October 3, 2007, the company's compensation committee granted stock options to purchase common stock of (i) 100,000 shares to Mr. Schneideman, the company's Chief Executive Officer and Chairman of the Board of Directors and
(ii) 275,000 shares to Mr. Scott, the company's Chief Operating and Financial Officer.

         The options were granted at the fair market price of $0.47 per share based on the adjusted closing price on October 3, 2007, the last trading day before the compensation committee meeting. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on October 2, 2017.

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. There were 159,500 non-employee stock options outstanding as of September 30, 2007 at $0.377 per share.

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss) before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The company recognizes deferred assets to the extent that management has determined their realization. As of September 30, 2007 the company has a deferred tax asset of $2,328,872, based on prior net operating losses that company management has determined is available to offset future taxable income.

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

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The equity investments were not considered impaired as of September 30, 2007.

MARKETABLE SECURITIES - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings.

NET LOSS PER SHARE - The company has adopted SFAS No. 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2007, there were options outstanding for the purchase of 7,744,500 common shares and convertible debentures convertible into 9,500,015 common shares which could potentially dilute future earnings per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157; "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The company is currently evaluating the provisions of SFAS 157 to determine the impact on its consolidated financial statements.

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

NOTE 3.  ACQUISITIONS, EQUITY INVESTMENTS AND DIVESTITURES

GLOBAL HOTLINE, INC. AND ITS SUBSIDIARIES

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

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company in a constantly growing key industry sector, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which resulted in identifiable intangible assets. Global Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to September 30, 2007. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         Global Hotline was established on September 7, 2004 as an operator of major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of the Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         Global Hotline had a contract with KDDI Network and Solutions ("KDDI") that initially covered the period March 16, 2005 through March 31, 2006 and required Global Hotline to sell subscriber lines based on agreed monthly targets. This contract was governed by the Business Outsourcing Basic Agreement dated October 6, 2004 ("Outsourcing Agreement").

         On December 13, 2005, Global Hotline entered into an amendment to the contract with KDDI. The amendment, among other things, modified (i) the total payments under the contract from 2,925,000,000 Yen or approximately $25,400,000 at current exchange rates to 2,331,000,000 Yen or approximately $20,300,000 at current exchange rates, (ii) the targets of subscriber lines for the period October 1, 2005 to March 31, 2006, and (iii) increased the average compensation rate for periods through September 30, 2005. As of March 31, 2006, Global Hotline did not achieve the required target of lines to be sold under this contract, as modified, and reclassified $3,889,000 from deferred revenue to accrued liabilities in March 2006. The company believes KDDI implemented certain contractual changes which reduced sales during the three months ended March 31, 2006. On December 29, 2006, the company finalized negotiations with KDDI and repaid $1,019,000 and recognized the balance of $2,870,000 as revenue during the year ended December 31, 2006.

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

         On January 1, 2007, Global Hotline entered into a new agreement with KDDI. Pursuant to this agreement, which is governed by the Business Outsourcing Basic Agreement entered into in September 2004, Global Hotline agreed to sell telephone products on behalf of KDDI. Global Hotline will be paid an hourly rate, with payment due in 30 days after the prior month is billed. The agreement covered the period January 1, 2007 through March 31, 2007. This agreement was automatically renewed for the period April 1, 2007 through June 30, 2007 and is renewable for additional three month periods. The agreement may be cancelled under certain conditions.

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

         On September 27, 2007, Global Hotline announced that it had closed an Agreement with KDDI for the three month period ending December 31, 2007. The Agreement results in net revenues of approximately $2.7 million for the three month period. Global Hotline has agreed to sell telephone products on behalf of KDDI and will be paid an hourly rate, with payment due in 30 days after the month billed.

         On October 12, 2007, Global Hotline announced that it had renewed its Agreement with KDDI Network and Solutions, which was entered into on July 25, 2007, for an additional three period from September 30, 2007 to December 31, 2007. The company expects this Agreement to result in net revenues of approximately $2.7 million for the three month period. GHI has agreed to sell telephone products on behalf of KDDI and will be paid an hourly rate, with payment due in 30 days after the month billed.

         On December 22, 2005, a wholly owned subsidiary of Global Hotline, IA Partners Co Ltd ("IA Partners"), entered into an agreement (the "Partner Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of NTT and Internet Service Partners, with sales commissions payable from 30-120 days after confirmation by Internet Service Partners. The Partner Contract was automatically renewed on December 22, 2006, and continues to be automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. On October 22, 2007, the parties renewed this agreement and it will expire on December 22, 2008. The company experienced a shutdown of operations for sixty days under this Partner Contract that resulted in a temporary reduction of revenues of approximately $1,600,000. This issue was resolved and sales returned to normal levels effective October 1, 2007.

         On April 14, 2006, a 100% owned subsidiary of Global Hotline established on April 4, 2006, SG Telecom Inc. ("SG"), entered into an Agency Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commissions payable within 30-90 days after confirmation by Japan Telecom. The Agency Contract was automatically renewed on April 14, 2007. Their were no sales under this Agreement during the three months ended June 30, 2007 as the company focused on other contracts. During the three months ended September 30, 2007, the company recorded sales of $727,344.

         On May 10, 2006, IA Partners entered into an Agency Agreement with AFLAC Co Ltd, a Japanese company ("AFLAC"). Pursuant to this Agency Agreement, IA Partners agreed to sell insurance products starting on approximately June 1, 2006, on behalf of AFLAC, with sales commissions payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement was automatically renewed on May 2, 2007 for an additional year. The Agreement is automatically renewed each year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement maybe cancelled under certain conditions.

         On December 29, 2006, IA Partners entered into an Agreement with AFLAC. Pursuant to this Agreement, Global Hotline recorded $727,524 as revenue and deferred $727,524 into 2007. During the three months ended March 31, 2007, $645,940 was recognized as revenue based on achievement of the contract, and during the three months ended September 30, 2007, no revenue was recognized.

         On October 16, 2006, IA Partners announced an Agency Agreement with American Home Assurance Ltd ("AHA"), a Japanese company and a division of American Insurance Group ("AIG").Pursuant to this Agency Agreement, IA Partners agreed to sell health and cancer insurance products on behalf of AHA, with sales commission's payable from 30-120 days and ongoing commissions to the extent the customer continues to maintain the insurance. The Agency Agreement is ongoing, but may be cancelled under certain conditions.

         On May 21, 2007, IA Partners entered into a Call Center Business Service Agency Agreement with NTT, a Japanese company. IA Partners sells various internet and broadband products on behalf of NTT, with sales commissions payable from 30 days after confirmation by NTT. The Agency Agreement expires on May 20, 2008. The Agency Agreement can be terminated by either party upon ninety days notice. The Agency Agreement maybe cancelled under certain conditions. To service this Agency Agreement, IA Partners opened a call center in Osaka, Japan. Sales activities started in October 2007. This is the second contract with NTT for Global Hotline.

         On August 15, 2007, Inforidge Co Ltd ("Inforidge"), a wholly owned subsidiary of Global Hotline received notice of a signed Agency Agreement ("Agency Agreement") with American Life Insurance Company, ("Alico"), a Japanese company which is a subsidiary of AIG. Pursuant to this Agency Agreement, Inforidge agreed to sell insurance products starting on August 8, 2007 on behalf of Alico, with sales commissions payable from 30-120 days. The Agency Agreement expires on August 8, 2008, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice prior to the expiration date. The Agency Agreement maybe cancelled under certain conditions.

         In support of this Agency Agreement, Global Hotline entered an Outbound Promotion Sales Agreement ("Sales Agreement") with Alico. Pursuant to this Sales Agreement, Alico agreed to pay to Global Hotline a fee of approximately 75,000,000 Yen or $632,000 during the three months ending September 30, 2007 and to pay a percentage of annualized premiums on a quarterly basis during the term of the Sales Agreement.

         Global Hotline opened a fifth call center in Tokyo, Japan in late August 2007 to support these new agreements with AIG. This new call center is expected to employ over 400 full and part-time employees. The company expects to incurred startup and training costs through September 30, 2007 on these agreements.

ACQUISITION OF GLOBAL HOTLINE, INC.

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
                                                                      ==========

ACQUISITION OF OUTSOURCING BUSINESS DIVISION OF LINC MEDIA, Inc.

         On October 22, 2007, the company signed definitive agreements and acquired 100% of the Outsourcing Business Division of LINC Media, Inc., a Tokyo, Japan-based company.

         Established in Tokyo in 1998, the Outsourcing Business Division provides large-scale personnel outsourcing services, particularly Help Desk Engineers, Systems Administrators, and Network Engineers on long- and short-term project-based contracts to an extensive client base that includes a number of large multinational companies.

         The acquisition is expected to be valued at $4,250,000 and consists of a combination of debt and equity financing. The company paid $80,000 at closing and issued promissory notes of $720,000, which is due on November 30, 2007, and $1,200,000 and $200,000, which are due on February 28, 2008. Failure by the company to pay the promissory notes, after a cure period, allows LINC Media to resume ownership of the Outsourcing Business Division and retain the $80,000 cash payment.

         In addition, the parties entered into a Performance Agreement, whereby the company agreed to issue 5,394,736 shares of its common stock based on the achievement of certain performance criteria, which will be evaluated by May 15, 2008. The parties agreed to value the company's common stock at $0.38 per share, which was the average closing market price during the period of negotiations. In addition, the company agreed to adjust the price by paying cash if the average closing price during the six months subsequent to October 22, 2007 is 10% less than $0.38 per share.

EQUITY INVESTMENT IN GPLUS MEDIA CO LTD

         On August 24, 2007 the company closed a 25.0% equity investment in GPlus Media Co Ltd by agreeing to issue 3,885,713 shares of common stock with a total value of $1,360,000 or $.35 per share, which was the closing price on August 20, 2007, which was the day negotiations were completed. In addition, the company has the option to increase its equity holding in GPlus to 75% based on mutually agreeable terms.

         GPlus is a Japan based corporation with offices in Tokyo, Japan, Hong Kong and Shanghai, China. The company owns and operates several of Japan's best known English-Japanese websites, including GaijinPot.com, and Ecentral.com the official jobsite of the American Chamber of Commerce in Japan. GPlus also operates CareerEngine.org, which is a powerful network of jobsites with partners who include ShanghaiExpat.com, the American Chambers of Commerce in Shanghai and Hong Kong, as well as the Canada China Business Council.

         For the period August 24, 2007 to September 30, 2007, the company recorded a loss on our investment in GPLus of $1,079 that decreased our investment in GPlus. The investment in GPlus was $1,358,921 as of September 30, 2007.

EQUITY INVESTMENT IN SLATE CONSULTING CO LTD

         On August 24, 2007 the company closed a 20.25% equity investment in Slate Consulting by agreeing to issue 3,600,000 shares of common stock with a total value Of $1,440,000 or $0.40 per share, which was the average closing market price on August 17, 2007, the day negotiations were completed. In addition, the company has the option to increase its equity holding in Slate to 75% based on mutually agreeable terms.

         Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo, Hong Kong, Surrey, Canada; a call center in Manila, Philippines; an early stage call center in Bucharest, Romania.

         For the period August 24, 2007 to September 30, 2007, the company recorded a gain on our investment in Slate of $1,730 that increased our investment in Slate. The investment in Slate was $1,441,730 as of September 30, 2007.

EQUITY INVESTMENT IN AUSTRALIAN SECURED FINANCIAL LIMITED

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

         In Australia, the company has a 36% stake in Australian Secured Financial Limited and its affiliates, Australian Secured Investments Ltd, ADJ Services Pty Ltd. and Auslink Ltd (collectively, "ASFL") which raise funds through the issuance of debentures within Australia and the providing of short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

         The company received a $423,154 dividend on December 20, 2006 from ASFL that decreased our investment in ASFL, and as of December 31, 2006 the company recorded a gain on our investment in ASFL of $69,540 for the period October 19, 2006 through December 31, 2006. For the nine months ended September 30, 2007, the company recorded a loss on our investment in ASFL of $64,373 that decreased our investment in ASFL. The investment in ASFL was $7,079,765 as of September 30, 2007.

         ASFL is currently negotiating a bank line of credit to replace its debenture financing. This bank financing is expected to provide the necessary financing to support the growth and profitability of the business.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the acquisitions for the nine months ended September 30, 2007 were as follows:

Nine Months Ended September 30, 2007 (Unaudited)

                                                            Pre-          Pre-
                                                            Acquisition   Acquisition
                                                            Operations    Operations
                                                            of GPlus      of Slate
                                            As Reported     Media         Consulting    For Forma
                                            Nine Months     January 1 -   January 1 -   Nine Months Ended
                                            September 30,   August 23,    August 23,    September 30,
                                            2007            2007 *        2007 *        2007
                                            -------------   -----------   -----------   -----------------
Revenue ................................    $ 18,469,057       $   -       $      -       $ 18,469,057
Loss (income) before extraordinary items      (6,591,792)      $   -         11,224         (6,580,568)
Net loss (income) ......................      (6,591,792)      $ 932              -         (6,590,860)
Loss per common share ..................           (0.05)                                        (0.05)

* - GPlus and Slate Consulting equity investment closed on August 24, 2007.

         The pro-forma financial data for the acquisitions for the nine months ended September 30, 2006 were as follows:

Nine Months Ended September 30, 2006 (Unaudited)

                                                            Pre-
                                                            Acquisition
                                                            Operations
                                            As Reported     of ASFL          For Forma
                                            Nine Months     Media            Nine Months Ended
                                            September 30,   September 30,    September 30,
                                            2006            2006 *           2006
                                            -------------   -------------    -----------------
Revenues ...............................    $ 11,397,096     $       -         $ 11,397,096
Loss before extraordinary items ........      (3,985,383)      246,042           (3,739,341)
Net loss ...............................      (3,985,383)      246,042           (3,739,341)
Loss per common share ..................           (0.04)                             (0.03)

* - ASFL equity investment closed on October 19, 2006.

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

         The following table sets forth the discontinued operations for the company:

                                                        Nine Months Ended
                                                          September 30,
                                                              2006
                                                          ------------
         Revenue .......................................  $  7,651,125
         Cost of sales .................................     6,083,120
                                                          ------------
         Gross profit ..................................     1,568,005
         Operating and non-operating expenses ..........     1,427,106
         Minority interest .............................        49,655
         Income taxes ..................................        15,190
                                                          ------------
         Income from discontinued operations ...........        76,054
         Gain from disposal of discontinued operations .       463,375
                                                          ------------
         Total gain (loss) from discontinued operations   $    539,429
                                                          ============

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $6,493,612 and $5,016,328 as of September 30, 2007 and December 31, 2006, respectively. The company had the following customers with sales in excess of 10%, and these are their respective percentages of consolidated revenue for the periods:

                                         Nine Months Ended   Twelve Months Ended
                                           September 30,         December 31,
                                               2007                 2006
                                         -----------------   -------------------
         KDDI Network Solutions .........       35%                  29%
         Internet Service Partners ......       31%                  44%
         AFLAC ..........................       16%                  12%

         KDDI is a Global Hotline customer. Internet Service Partners and AFLAC are IA Partner's customers. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 18% and 0% of accounts receivable as of September 30, 2007 and December 31, 2006, respectively. Internet Service Partners accounted for 31% and 83% of total accounts receivable as of September 30, 2007 and December 31, 2006, respectively. AFLAC accounted for 5% and 4% of total accounts receivable as of September 30, 2007 and December 31, 2006, respectively.

         The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID COSTS

         Prepaid expenses were $778,832 and $523,733 as of September 30, 2007 and December 31, 2006, respectively. Such costs as of September 30, 2007 and December 31, 2006 consisted of prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid rent and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $1,059,941 and $408,544 as of September 30, 2007 and December 31, 2006, respectively. Accumulated depreciation was $821,602 and $655,024 as of September 30, 2007 and December 31, 2006, respectively. Total depreciation expense was $95,915 and $260,747 for the nine months ended September 30, 2007 and 2006, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment is comprised of the following:

                                    Estimated       September 30,   December 31,
                                   Useful Lives         2007           2006
                                  --------------     -----------    -----------
Equipment and vehicles .......    12 - 24 months     $ 1,281,946    $   892,512
Leasehold Improvements .......    27 months              599,597        171,056
                                                     -----------    -----------
                                                       1,881,543      1,063,568
Less: accumulated depreciation                          (821,602)      (655,024)
                                                     -----------    -----------
                                                     $ 1,059,941    $   408,544
                                                     ===========    ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of September 30, 2007 and December 31, 2006, respectively, consisted of the following:

                                  September 30,   December 31,
                                      2007            2006        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 4,946,030     $ 4,946,030         3 years
Less: accumulated amortization     (3,820,197)     (2,628,141)
                                  -----------     -----------
    Intangible assets, net ...    $ 1,125,833     $ 2,317,889
                                  ===========     ===========

         Total amortization expense was $1,192,057 and $1,247,447 for the nine months ended September 30, 2007 and 2006, respectively.

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

NOTE 8.  OTHER ASSETS

         Other assets were $2,291,138 and $1,190,820 as of September 30, 2007 and December 31, 2006, respectively. Such assets as of September 30, 2007 and December 31, 2006 included loans receivable from Tesco Co Ltd, employee loans receivable and bonds related to Global Hotline's leased facilities.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $3,819,508 and $2,477,509 as of September 30, 2007 and December 31, 2006, respectively. Such liabilities included (i) accrued salaries and payroll taxes, and trade debt not recorded in accounts payable, for Global Hotline and (ii) accrued interest, payroll and legal for IA Global.

NOTE 10. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt as of September 30, 2007 and December 31, 2006, were as follows:

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. On December 29, 2006, the parties entered into an amendment and the loan amount was reduced to 200,000,000 Yen, or approximately $1,683,000 at current exchange rates. No other conditions of the loan were modified. The loan, as amended, required a one time payment of 200,000,000 Yen on July 31, 2007, plus 6 monthly interest payments of 2.5% starting on July 31, 2006. The loan was repaid on July 27, 2007.

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

         On November 27, 2006, Global Hotline received a 100,000,000 Yen, or approximately $863,000 at current exchange rates, working capital loan from Resona Bank Co. Ltd. The loan requires monthly payments of 10,000,000 Yen or approximately $86,000 starting on February 28, 2007 through the maturity on November 28, 2007, plus interest payments of 2.25% starting on February 28, 2007.

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

         On June 1, 2007, IA Partners received a 50,000,000 Yen, or approximately $406,400 at current exchange rates, working capital loan from Mizuho Bank Co. Ltd. The loan requires a balloon payment of 50,000,000 Yen, or approximately $406,000 at current exchange rates, on October 1, 2007. Interest of 2.0% is paid monthly starting on July 1, 2007. The loan was repaid on October 30, 2007.

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

         On September 14, 2007, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a balloon payment of 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, on November 30, 2007. Interest of 3.00% is payable on January 4, 2008.

         On September 28, 2007, IA Partners received a 30,000,000 Yen, or approximately $260,000 at current exchange rates, working capital loan from Resona Bank Co. Ltd. The loan requires monthly payments of 2,500,000 Yen or approximately $22,000 at current exchange rates starting on October 31, 2007 with a final payment of 2,500,000 Yen or approximately $22,000 due on September 26, 2008. The loan provides for interest at 1.875% with interest payments starting on October 31, 2007 and is guaranteed by a 30,000,000 Yen cash deposit.

         All of the above loans, unless otherwise indicated, are guaranteed by Hideki Anan, the CEO of Global Hotline. There are no covenants or security requirements related to these loans.

NOTE 11. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company used the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the nine months ended September 30, 2007 and 2006, the company expensed $313,000 of this beneficial conversion feature as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005, and realized net proceeds of $3,483,000.

         Convertible debentures ......................     $ 3,750,000
         Beneficial conversion .......................      (1,250,000)
                                                           -----------
                                                             2,500,000
         Amortization of beneficial conversion .......         937,500
         Conversion of debentures ....................        (900,000)
                                                           -----------
                                                           $ 2,537,500
                                                           ===========

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

         On July 30, 2007, the company made an Offer to our debenture holders ("Offer"). Pursuant to this Offer, the debenture holders could convert their debentures and accrued interest into common stock at a 10% discount of $0.27 per share and would receive shares of common stock for any accrued interest at $0.27 per share. The Offer expired on August 31, 2007, and $400,000 of debentures and $64,048 of accrued interested were converted into 1,718,696 shares of common stock. The total cost of this early conversion was $120,046 and this was recorded as conversion of debenture expense in the three months ended September 30, 2007. Additional shares of common stock totaling 385,362 related to the discount and interest are expected to be registered in January 2008.

         During August and September 2007, $500,000 of debentures were converted into 1,666,669 shares of common stock at the original conversion price of $.30 per share. Total accrued interest of $81,750 was paid during October 2007. As of September 30, 2007, the company has 9,500,015 shares of common stock to be issued upon the conversion of the debentures on or before June 28, 2008 at the conversion price of $.30 per share.

NOTE 12. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of September 30, 2007, Inter Asset Japan LBO Fund No. 1 ("IAJ LBO Fund"), PBAA Fund Ltd ("PBAA"), Terra Firma Fund Ltd, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey Equity Portfolio Ltd ("IA Turkey"), Hiroki Isobe, Kyo Nagae and Derek Schneideman collectively hold approximately 47.7% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 9,500,015 shares of our common stock issuable upon conversion of the convertible debentures. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities and Exchange Act ("Exchange Act"). Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. On March 15, 2007 and April 18, 2007, the company's Controlling Shareholder committed to IA Global and Derek Schneideman, its CEO, the right to vote its common stock at all 2007 shareholder meetings. Currently, Mr. Schneideman has sole voting power and dispositive power with respect to 76,321,803 or 46.9% shares of common stock for all the company's 2007 shareholder meetings.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of September 30, 2007, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
                             Global Hotline, Inc..................... 100.0%
                             GPlus Media Co Ltd......................  25.0%(1)
                             Slate Consulting Co Ltd.................  20.25%(1)
                             Australian Secured Financial Limited....  36.0%

Inter Asset Japan LBO No. 1 Fund owns:
                             IA Global, Inc..........................  18.3%

PBAA Fund Ltd. owns:
                             IA Global, Inc..........................  14.8%

Terra Firma Fund Ltd. owns:
                             IA Global, Inc..........................   8.1%

Inter Asset Japan Co., Ltd. owns:
                             IA Global, Inc..........................   1.4%

IA Turkey Equity Portfolio Ltd owns:
                             IA Global, Inc..........................   1.5%

Mr. Hiroki Isobe owns:
                             IA Global, Inc..........................   2.7%
                             Tesco Co Ltd............................  20.0%

Kyo Nagae owns:
                             IA Global, Inc..........................   0.9%

Global Hotline, Inc. owns:
                             Inforidge Co Ltd........................ 100.0%
                             IA Partners Co Ltd...................... 100.0%
                             SG Telecom, Inc......................... 100.0%
_________
(1) Acquired August 24, 2007.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006, Mr. Kyo Nagae, CFO of Global Hotline, became President of IAJ and IAJ LBO Fund.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a minority ownership percentage of approximately 20% in Tesco Co Ltd. ("Tesco"). Global Hotline has an agent agreement with Tesco to sell their lighting products.

NOTE RECEIVABLE FROM CREDIE BEAUX CO LTD

         On September 21, 2007 Global Hotline loaned 25,000,000 Yen to approximately $217,000 at current exchange rates to Credie Beaux Co Ltd, a party affiliated with our majority shareholder. Global Hotline is negotiating for the repayment of the loan.

NOTE 13. EQUITY TRANSACTIONS/ TREASURY STOCK

         During the nine months ended September 30, 2007, the following stockholder equity events occurred:

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

         On March 22, 2007, the company announced a stock repurchase program. Starting on April 2, 2007, the company may repurchase up to 4,000,000 at market prices in open market or private transactions. As of September 30, 2007, the company repurchased 2,091,355 shares in public and private transactions at an average price of $0.272 per share. The shares are valued using the cost method of accounting for treasury stock.

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

         On April 27, 2007, Mr. Jun Kumamoto, a former director of the company currently functioning as a consultant, exercised 30,000 stock options at an average price of $0.183 per share and forfeited 520,000 stock options at $0.201 per share.

         On June 7, 2007, the company issued 258,264 shares of our common stock to Hitomi Fund Co Ltd in a private placement for $100,000 or $0.3872 per share.

         On June 27, 2007, the company issued 289,017 shares of our common stock to Toshiyuki Saegusa on June 27, 2007 in private placement for $100,000 or $0.346 per share.

         On June 29, 2007, the shareholders of IA Global authorized an increase in the number of authorized shares to 300,000,000 shares.

         On August 24, 2007 the company closed a 25.0% equity investment in GPlus Media Co Ltd by agreeing to issue 3,885,713 shares of common stock with a total value of $1,360,000 or $.35 per share, which was the closing price on August 20, 2007, the day negotiations were completed.

         On August 24, 2007, the company closed a 20.25% equity investment in Slate Consulting by agreeing and has issued 3,600,000 shares of common stock with a total value Of $1,440,000 or $0.40 per share, which was the average closing market price on August 17, 2007, the day negotiations were completed.

         For the August 24, 2007 equity investments, the shares of common stock will be issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

         On August 31, 2007, the company filed a registration statement on Form S-3 covering 5,059,476 shares, related to various private placements.

         On September 7, 2007, the company filed a registration statement on Form S-3 covering 29,773,146 shares, related to a debt conversion and various private placements.

         On September 22, 2007, Raymond Christinson, a former director exercised stock options totaling 404,166 shares of common stock for $82,417 or $.204 per share. Mr. Christinson forfeited stock options totaling 245,834 shares of common stock.

         On October 12, 2007, the company filed a registration statement on Form S-8 covering 20,000,000 shares, related to 2007 Stock Incentive Plan.

NOTE 14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

         There are no pending legal proceedings against the company that will have a material adverse effect on our cash flows, financial condition or results of operations.

Employment Agreements

         On September 5, 2007, the company entered into new employment agreements with each of Derek Schneideman, the company's Chief Executive Officer and Chairman of the Board of Directors, and Mark Scott, the company's Chief Operating and Financial Officer, which replace their prior employment agreements with the company.

         Derek Schneideman's Employment Agreement ("Schneideman Agreement") has a two year term beginning on September 5, 2007, and is renewable on an annual basis one year prior to the termination of the prior term. The company will pay Mr. Schneideman an annual base salary of $250,000, and will provide for participation in the company's benefit programs available to other senior executives (including group insurance arrangements). Also under the Schneideman Agreement, Mr. Schneideman may be paid a bonus up to $230,000, as may be declared by the company's compensation committee based on Mr. Schneideman raising additional capital for the company and the company's profitability and share price improvement. If Mr. Schneideman's employment is terminated without cause (as defined in the Schneideman Agreement), Mr. Schneideman will be entitled to a payment equal to one year's annual base salary, and the full vesting of any previously granted and unexpired options. If Mr. Schneideman's employment is terminated without cause within one year following a change of control (as defined in the Schneideman Agreement), or if Mr. Schneideman terminates his employment for good reason (as defined in the Schneideman Agreement), Mr. Schneideman will be entitled to a payment equal to two times the sum of his annual base salary plus the highest annual bonus earned by Mr. Schneideman for any of the three fiscal years, and the full vesting of any previously granted and unexpired options. Mr. Schneideman is required to provide not less than twelve (12) months written notice to the company to terminate his employment with the company at any time for any reason.

         Mark Scott's Employment Agreement ("Scott Agreement") has a two year term beginning on September 5, 2007, and is renewable on an annual basis one year prior to the termination of the prior term. The company will pay Mr. Scott an annual base salary of $200,000, and will provide for participation in the company's benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott Agreement, Mr. Scott may be paid a bonus up to $105,000, as may be declared by the company's compensation committee based on Mr. Scott raising additional capital for the company and the company's profitability and share price improvement.

         If Mr. Scott's employment is terminated without cause (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to one year's annual base salary, and the full vesting of any previously granted and unexpired options. If Mr. Scott's employment is terminated without cause within one year following a change of control (as defined in the Scott Agreement), or if Mr. Scott terminates his employment for good reason (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to two times the sum of his annual base salary plus the highest annual bonus earned by Mr. Scott for any of the three fiscal years, and the full vesting of any previously granted and unexpired options. Mr. Scott is required to provide not less than twelve
(12) months written notice to the company to terminate his employment with the company at any time for any reason.

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         The company operates as a strategic holding company with a dedicated focus on growth of existing business, together with expansion mergers and acquisitions in the Pacific Rim region. It is organized by subsidiary or equity investment. Each subsidiary or equity investment reported to the Chief Executive Officer who has been designated as the Chief Operating Decision Maker ("CODM") as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"). The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, the parent company, operates as a strategic holding company with a dedicated focus on growth of existing business, together with expansion mergers and acquisitions in the Pacific Rim region, (ii) Global Hotline, which operates exclusively in Japan, and is an operator of major call centers providing business process outsourcing of telemarketing for telecommunications and insurance products, (iii) GPLus and Slate, our equity investments in the human capital and resource sector , and (iv) ASFL, our equity investment, which raises funds through the issuance of debentures in Australia and the providing of short term, secured, real property loans to businesses or investors in Australia.

         The following table presents revenues, operating income (loss) and total assets by company for the three and nine months ended September 30, 2007 and 2006:

(dollars in thousands)
                                                 Global Hotline,       Equity
Company                        IA Global, Inc.        Inc.           Investments        Total
                               ---------------   ---------------     -----------       --------
Three Months Ended-
  September 30, 2007
  Revenue ...............         $      -          $  6,462          $      -         $  6,462

  Operating loss ........             (476)           (3,961)                -           (4,437)

  Total assets ..........              492            20,468             9,881           30,841

  September 30, 2006
  Revenue ...............         $      -          $  4,483          $      -         $  4,483

  Operating loss ........             (295)             (856)                -           (1,151)

  Total assets ..........            2,467            13,176                 -           15,643

Nine Months Ended-
  September 30, 2007
  Revenue ...............         $      -          $ 18,469          $      -         $ 18,469

  Operating income (loss)           (1,591)           (6,330)                -           (7,921)

  Total assets ..........              492            20,468             9,881           30,841

  September 30, 2006
  Revenue ...............         $      -          $ 11,397          $      -         $ 11,397

  Operating loss ........           (1,244)           (3,846)                -           (5,090)

  Total assets ..........            2,467            13,176                 -           15,643

Geographic Region                   U.S.             Japan             Total
                                  --------          --------          --------
Three Months Ended-
  September 30, 2007
  Revenue ...............         $      -          $  6,462          $  6,462

  Operating income (loss)             (476)           (3,961)           (4,437)

  Total assets ..........              492            30,349            30,841

  September 30, 2006
  Revenue ...............         $      -          $  4,483          $  4,483

  Operating loss ........             (295)             (856)           (1,151)

  Total assets ..........            2,467            13,176            15,643

Nine Months Ended-
  September 30, 2007
  Revenue ...............         $      -          $ 18,469          $ 18,469

  Operating loss ........           (1,591)           (6,330)           (7,921)

  Total assets ..........              492            30,349            30,841

  September 30, 2006
  Revenue ...............         $      -          $ 11,397          $ 11,397

  Operating loss ........           (1,244)           (3,846)           (5,090)

  Total assets ..........            2,467            13,176            15,643

The following reconciles operating loss to net loss:

(dollars in thousands)                            Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                 -------------------     -------------------
                                                   2007        2006        2007        2006
                                                 -------     -------     -------     -------
Operating loss ..............................    $(4,437)    $(1,151)    $(7,921)    $(5,090)

Other income (expense) ......................       (451)       (158)       (273)       (514)
                                                 -------     -------     -------     -------

Loss from continuing operations
  before income taxes .......................     (4,888)     (1,309)     (8,194)     (5,604)

Income tax benefit ..........................     (1,267)       (130)     (1,602)     (1,079)
                                                 -------     -------     -------     -------

Net loss from continuing operations .........     (3,621)     (1,179)     (6,592)     (4,525)

Gain from disposal of discontinued operations          -           -           -         464
Income from discontinued operations .........          -           -           -          76
                                                 -------     -------     -------     -------

Net loss ....................................    $(3,621)    $(1,179)    $(6,592)    $(3,985)
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

OUR MISSION

         We operate as a strategic holding company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         We take a long-term "Buy to Hold" approach to its acquisitions and partnerships. It is built on the belief that our people, combining pragmatic hands-on management with extensive operations and financial experience, have the expertise to grow the businesses we invest in, to optimize their potential and provide increasing returns on investment over the long run.

         This focused, long-term approach also allows us to develop synergies between our various investments. Being highly selective in our acquisitions enables us to realize the potential for collaboration among previously standalone companies, improve returns generated by networking businesses in each market--and across the region.

OUR STRATEGY

         We have acquired a select portfolio of investments in Japan, Australia and the Philippines/Singapore area, targeted and developed with a sharp eye for producing outstanding growth and profitability. This has laid the foundation for an aggressive medium term plan to establish a broad network of complementary subsidiaries and majority-owned investments in the greater Pacific Rim region.

         To realize this plan, in FY 2007/8 we are actively expanding investments in the business process outsourcing, human capital and resources, and B2B sectors. These sectors demonstrate long-term prospects in which we, by applying our skills and resources can add significant value to our investments. Beyond Japan, we are expanding its reach to encompass Hong Kong/China, the Philippines/Singapore, and India and the outstanding growth opportunities and synergies these markets present.

OUR OPERATIONS

         At IA Global, the key to our operations is the unique skills and expertise of our people, and how we support them to optimize their ability to carry out their work. Our long-term "Buy to Hold" approach to our investments gives our management team time to comprehensively analyze, understand and select the companies we invest in, their sectors and competition in depth, and to accurately gauge their potential.

         Our operations give them the resources they need to carry this out. Once we have made an investment, select IA Global management work in-house at each company to accelerate and carefully optimize all operations. This enables them to build a rapport with key personnel, creating the speed, flexibility and hands-on support required to improve a business and generate rapid growth.

         At the same time we quickly work on strengthening relationships, sharing knowledge and best practices, and actively pursuing mutual cost savings between our investments, and tapping the new resources in each company for the benefit of the IA Global network. Each investment depends on the caliber of the management as well as the potential of the company. So each investment organically strengthens our key expertise and resources, and ability to grow further.

OUR COMPANY TODAY

         Our current portfolio of investments in Japan and Australia exemplify our approach to identifying, analyzing and investing in opportunities, and the capabilities and resources we subsequently bring to enhancing the business, and our shareholders' returns.

BUSINESS PROCESS OUTSOURCING

         In Japan, we are the 100% owner of Global Hotline, a Business Process Outsourcing operator organization operating several major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

HUMAN CAPITAL AND RESOURCES

         During August and October 2007, we closed two equity investments and one 100% owned buy-out transaction. The investments provide "human capital" services in the human resources sector, a sector which offers excellent growth opportunities throughout the Asia Pacific region. We continue to seek additional companies and partnerships in the staffing, training, employee/ organization evaluation and assessments business throughout the region, but with a focus on Japan. Linking these investments in a network under our umbrella will generate synergies of expertise and resources, creating a regional value-chain of services to further drive aggressive growth. Our investments in Human Capital and Resources are as follows:

         On October 22, 2007, we signed definitive agreements to acquire 100% of the Outsourcing Business Division of LINC Media and in so doing creating a strategic alliance with the LINC Media group.

         Established in Tokyo in 1998, the Outsourcing Business Division provides large-scale personnel outsourcing services, particularly Help Desk Engineers, Systems Administrators, and Network Engineers on long- and short-term project-based contracts to an extensive client base that includes a number of large multinational companies.

         We have a 25% stake in GPlus Media. GPlus Media is a Japan based corporation with offices in Tokyo, Japan, Hong Kong and Shanghai, China. GPlus Media owns and operates several of Japan's best known English-Japanese websites, including GaijinPot.com, and Ecentral.com, the official jobsite of the American Chamber of Commerce in Japan. GPlus Media also operates CareerEngine.org, which is a powerful network of jobsites with partners who include ShanghaiExpat.com, the American Chambers of Commerce in Shanghai and Hong Kong, as well as the Canada China Business Council.

         We have a 20.25% equity investment in Slate Consulting. Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo, Hong Kong, Surrey, Canada; a call center in Manila, Philippines; an early stage call center in Bucharest, Romania.

OTHER

         In Australia, we have a 36% stake in Australian Secured Financial Limited and its affiliates, Australian Secured Investments Ltd, ADJ Services Pty Ltd. and Auslink Ltd (collectively, "ASFL") which raise funds through the issuance of debentures within Australia and by providing short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

KEY MARKET OPPORTUNITIES

         Our key market opportunities are as follows:

       - We intend to aggressively grow our existing business entities during FY 2007/8. Preliminary revenue forecasts indicate revenue of $36 to $40 million in FY 2007/8, with particularly significant revenue growth in the December 2007 and March 2008 quarters.

       - We intend to expand our reach to encompass Hong Kong/China, the Philippines/Singapore, and India and the outstanding growth opportunities and synergies these markets present. Our long-term "Buy to Hold" approach to our investments gives our management team time to comprehensively analyze, understand and select the companies we invest in, their sectors and competition in depth, and to accurately gauge their potential.

       - We intend to actively expand our investments in the business process outsourcing, human capital and resources, and B2B sectors.

       - We intend to deliver greater profitability during FY 2008/9.

       - We intend to enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

       - We intend to increase investor relation activities to increase the trading volume and share price.

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

(dollars in thousands)
                                                                                     3 Months Ended September 30,
                                                                            ---------------------------------------------
                                                                              2007        2006     $ Variance  % Variance
                                                                            --------    --------   ----------  ----------
Revenue .................................................................   $  6,462    $  4,483    $  1,979       44.1%
Cost of sales ...........................................................      2,200         605       1,595      263.6%
                                                                            --------    --------    --------    -------
Gross profit ............................................................      4,262       3,878         384        9.9%
Selling, general and administrative expenses ............................      8,699       5,029       3,670       73.0%
                                                                            --------    --------    --------    -------
Operating loss ..........................................................     (4,437)     (1,151)     (3,286)    -285.5%
                                                                            --------    --------    --------    -------
Other Income (Expense):
Interest income .........................................................          6          20         (14)     -70.0%
Interest expense and amortization of beneficial conversion feature ......       (283)       (229)        (54)     -23.6%
Other Income ............................................................          1          51         (50)     -98.0%
Loss/ ( gain) on equity investment in Australia Secured Financial Limited        (67)          -         (67)    -100.0%
Loss on equity investment in GPlus Media Co Ltd .........................         (1)          -          (1)    -100.0%
Gain on equity investment in Slate Consulting Co Ltd ....................          2           -           2      100.0%
Conversion of debenture expense .........................................       (120)          -        (120)    -100.0%
Foreign currency transaction adjustment .................................         11           -          11      100.0%
                                                                            --------    --------    --------    -------
Total other income (expense) ............................................       (451)       (158)       (293)    -185.4%
                                                                            --------    --------    --------    -------
Loss from continuing operations before income  taxes ....................     (4,888)     (1,309)     (3,579)    -273.4%
Income taxes:
Current benefit .........................................................     (1,267)       (130)     (1,137)     874.6%
                                                                            --------    --------    --------    -------
Net loss from continuing operations .....................................     (3,621)     (1,179)     (2,442)    -207.1%
                                                                            --------    --------    --------    -------
Gain from disposal of discontinued operations ...........................          -           -           -        0.0%
Income from discontinued operations .....................................          -           -           -        0.0%
                                                                            --------    --------    --------    -------
Net loss ................................................................   $ (3,621)   $ (1,179)   $ (2,442)    -207.1%
                                                                            ========    ========    ========    =======

(dollars in thousands)
                                                                                     9 Months Ended September 30,
                                                                            ---------------------------------------------
                                                                              2007        2006     $ Variance  % Variance
                                                                            --------    --------   ----------  ----------
Revenue .................................................................   $ 18,469    $ 11,397    $  7,072       62.1%
Cost of sales ...........................................................      4,838       2,931       1,907       65.1%
                                                                            --------    --------    --------    -------
Gross profit ............................................................     13,631       8,466       5,165       61.0%
Selling, general and administrative expenses ............................     21,552      13,556       7,996       59.0%
                                                                            --------    --------    --------    -------
Operating loss ..........................................................     (7,921)     (5,090)     (2,831)     -55.6%
                                                                            --------    --------    --------    -------
Other Income (Expense):
Interest income .........................................................         37          77         (40)     -51.9%
Interest expense and amortization of beneficial conversion feature ......       (707)       (621)        (86)     -13.8%
Other Income ............................................................        569         159         410      257.9%
Loss/ ( gain) on equity investment in Australia Secured Financial Limited        (64)          -         (64)    -100.0%
Loss on equity investment in GPlus Media Co Ltd .........................         (1)          -          (1)    -100.0%
Gain on equity investment in Slate Consulting Co Ltd ....................          2           -           2      100.0%
Conversion of debenture expense .........................................       (120)          -        (120)    -100.0%
Foreign currency transaction adjustment .................................         11        (129)        140      100.0%
                                                                            --------    --------    --------    -------
Total other income (expense) ............................................       (273)       (514)        241      -46.9%
                                                                            --------    --------    --------    -------
Loss from continuing operations before income  taxes ....................     (8,194)     (5,604)     (2,590)     -46.2%
Income taxes:
Current benefit .........................................................     (1,602)     (1,079)       (523)     100.0%
                                                                            --------    --------    --------    -------
Net loss from continuing operations .....................................     (6,592)     (4,525)     (2,067)     -45.7%
                                                                            --------    --------    --------    -------
Gain from disposal of discontinued operations ...........................          -         464        (464)    -100.0%
Income from discontinued operations .....................................          -          76         (76)    -100.0%
                                                                            --------    --------    --------    -------
Net loss ................................................................   $ (6,592)   $ (3,985)   $ (2,607)    -65.4%
                                                                            ========    ========    ========    =======

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

         Net revenue for the three months ended September 30, 2007 increased $1,979,000 or 44% to $6,462,000, as compared to the three months ended September 30, 2006. During 2006 and 2007, Global Hotline executed major contracts or renewals with two tier 1 telecommunication companies and two major health insurance companies in Japan.

COST OF SALES

         Cost of sales for the three months ended September 30, 2007 increased $1,595,000 to $2,200,000 as compared to the three months ended September 30, 2006. The increase resulted from costs for outsourced call center operations for the major contracts Global Hotline executed or renewed in 2006 and 2007 with two tier 1 telecommunication companies and two major health insurance companies in Japan.

EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2007 increased $3,670,000 to $8,699,000, as compared to the three months ended September 30, 2006. This was due to increased operating expenses of $49,000 related to the implementation of SFAS 123 R and $3,487,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. These expenses were necessary to leverage Global Hotline's growing revenues from its 2006 and 2007, executed major contracts or renewals with two tier 1 telecommunication companies and two major health insurance companies in Japan.

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

OTHER INCOME/EXPENSE

         Other expense for the three months ended September 30, 2007 was $451,000 as compared to other expense of $158,000 for the three months ended September 30, 2006. The 2007 other expense increase was primarily related to interest expense and amortization of beneficial conversion feature of $283,000, conversion of debenture expense of $120,000 and a loss on equity investment of $67,000 from ASFL. The ASFL loss was due to the payoff of certain large loans and loan losses booked during 2007. We expect ASFL to return to profitability during FY 2007/8 with new loans placed and a new line of credit.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $3,621,000 for the three months ended September 30, 2007 as compared to a net loss of $1,179,000 for the three months ended September 30, 2006. This was due to increased gross margin and an income tax benefit of $1,137,000, offset by increased operating expenses of $3,670,000, primarily for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. These expenses were necessary to leverage Global Hotline's growing revenues from its 2006 and 2007 executed major contracts or renewals with two tier 1 telecommunication companies and two major health insurance companies in Japan.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

NET LOSS

         Net loss was $3,621,000 for the three months ended September 30, 2007 as compared to a net loss of $1,179,000 for the three months ended September 30, 2006. The reasons for the decreased loss were more fully discussed above in "Net Loss From Continuing Operations."

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

         Net revenue for the nine months ended September 30, 2007 increased $7,072,000 or 62% to $18,469,000, as compared to the nine months ended September 30, 2006, due to Global Hotline's 2006 and 2007 executed major contracts or renewals with two tier 1 telecommunication companies and two major health insurance companies in Japan.

COST OF SALES

         Cost of sales for the nine months ended September 30, 2007 increased $1,907,000 to $4,838,000 as compared to the nine months ended September 30, 2006. The increase resulted from costs for outsourced call center operations for the major contracts Global Hotline executed or renewed in 2006 and 2007 with two tier 1 telecommunication companies and two major health insurance companies in Japan.

EXPENSES

         Selling, general and administrative expenses for the nine months ended September 30, 2007 increased $7,996,000 to $21,552,000, as compared to the nine months ended September 30, 2006. This was due to increased operating expenses of $123,000 related to the implementation of SFAS 123R and $7,649,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. These expenses were necessary to leverage Global Hotline's growing revenues. During 2006 and 2007, Global Hotline executed major contracts or renewals with two tier 1 telecommunication companies and two major health insurance companies in Japan.

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

OTHER INCOME/EXPENSE

         Other expense for the nine months ended September 30, 2007 was $273,000 as compared to other expense of $514,000 for the nine months ended September 30, 2006. The 2007 other expense increase was primarily related to interest expense and amortization of beneficial conversion feature of $707,000, conversion of debenture expense of $120,000 and a loss on equity investment of $64,000 from ASFL. The ASFL loss was due to the payoff of certain large loans and loan losses booked during 2007. We expect ASFL to return to profitability during FY 2007/8 with new loans placed and a new line of credit.

         The 2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $621,000 and a foreign currency transaction adjustment of $129,000, offset by other income of $77,000 and interest income of $159,000.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $6,592,000 for the nine months ended September 30, 2007 as compared to a net loss of $4,525,000 for the nine months ended September 30, 2006. This was due to increased gross margin and income tax benefit of $523,000, offset by increased operating expenses of $7,996,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. These expenses were necessary to leverage Global Hotline's growing revenues from its 2006 and 2007 executed major contracts or renewals with two tier 1 telecommunication companies and two major health insurance companies in Japan.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

NET LOSS

         Net loss was $6,592,000 for the nine months ended September 30, 2007 as compared to a net loss of $3,985,000 for the nine months ended September 30, 2006. The reasons for the decreased loss were more fully discussed above in "Net Loss From Continuing Operations."

         In accordance with SFAS 144, we accounted for the 2006 Rex Tokyo gain from disposal of discontinued operations of $463,000 and the income from discontinued operations of $76,000 as total gain from discontinued operations in our consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash approximately $5.3 million, net working capital of approximately $1.2 million and debt of $17.5 million as of September 30, 2007.

         We expect net cash used in continuing operations to decrease as the Global Hotline results from operations improve.

         During 2007, Global Hotline entered into loans of approximately $15.5 million and repaid loans of approximately $2.7 million. The net loans were used to expand the business infrastructure for current and anticipated major new client contracts, including opening two call centers in Japan to service these client contracts.

         On March 22, 2007, we announced a stock repurchase program. Starting on April 2, 2007, we may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of September 30, 2007, we repurchased 2,091,355 shares in public and private transactions at an average price of $0.272 per share. The shares are valued using the cost method of accounting for treasury stock.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses and make equity investments.

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $19.9 million as of September 30, 2007, with approximately $8.8 million raised in the initial public offering, $7.8 million raised in private placements, $3.6 million raised in the conversion of debt, $0.1 million raised from a capital contribution, $0.2 million raised from the exercise of stock options and $0.6 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $24.4 million, including $7.0 million from the ASFL equity investment, $1.4 million from the GPlus and Slate equity investments, $6.9 million issued for services, $3.4 million related to a beneficial conversion feature, $0.1 million related to the Rex Tokyo acquisition, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $17.5 million and convertible debentures with approximately $2.5 million outstanding as of September 30, 2007.

OPERATING ACTIVITIES

         Net cash used in continuing operations for the nine months ended September 30, 2007 was $10,526,000. This amount was primarily related to a net loss from continuing operations of $6,592,000, an increase in accounts receivable of $1,477,000, an increase in deferred taxes of $2,329,000, an increase in other assets of $1,100,000 and a decrease in deferred revenue of $1,219,000. This was offset by depreciation and amortization of $1,288,000 and an increase in accrued liabilities of $1,656,000.

         As the results of Global Hotline's operations continue to improve, we expect better utilization of net cash. Global Hotline has executed or renewed major contracts with two tier 1 telecommunication companies and two major health insurance companies in Japan covering the years 2006, 2007 and beyond. While we expect to be profitable in fiscal year 2008/9, there can be no assurance that we will achieve or maintain profitability.

INVESTING ACTIVITIES

         Net cash used in investing activities for the nine months ended September 30, 2007 was $746,000. This amount relates to the sale of marketable securities of $251,000, offset by capital expenditures of $747,000 and the payment of $250,000 related to our equity investment in ASFL.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the nine months ended September 30, 2007 was $12,493,000.

         During 2007, Global Hotline entered into loans of approximately $15,491,000 and repaid loans of approximately $2,717,000. The net loans were used to expand the business infrastructure for current and anticipated major new client contracts, including opening a fifth call center in Tokyo, Japan to service these client contracts.

         On March 22, 2007, we announced a stock repurchase program. Starting on April 2, 2007, we may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of September 30, 2007, we repurchased 2,091,355 shares in public and private transactions at an average price of $0.272 per share. The shares are valued using the cost method of accounting for treasury stock.

         During the nine months ended September 30, 2007, we issued 547,281 shares of our common stock in private placements for $200,000 or approximately $0.365 per share.

         Other Material Commitments. The company's contractual cash obligations as of September 30, 2007 are summarized in the table below (1):

Contractual                                Less Than                                      Greater Than
Cash Obligations             Total           1 Year        1-3 Years       3-5 Years         5 Years
--------------------      -----------     -----------     -----------     -----------     ------------
Operating leases ...      $ 1,903,057     $ 1,264,331     $   408,139     $   230,587     $         0
Note payable .......      $17,468,439     $10,718,011     $ 3,807,639     $ 2,942,789     $         0
Capital expenditures      $   100,000     $   100,000     $         0     $         0     $         0
Acquisitions .......      $   100,000     $   100,000     $         0     $         0     $         0

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $78,000 and $1,297,000 of deferred revenue as of September 30, 2007 and December 31, 2006, respectively.

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

EQUITY INVESTMENT

         We account for our investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. Our equity investments were not considered impaired as of September 30, 2007.

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

OUR CONTROLLING SHAREHOLDER GROUPS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of September 30, 2007, IAJ LBO Fund, PBAA, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 47.7% of our Common Stock. The share ownership percentages excludes 811,285 shares of Common Stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority, 9,500,015 shares of our Common Stock issuable upon conversion of the convertible debentures and 2,091,355 shares of treasury stock. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the Company had sole voting power and dispositive power with respect to 76,321,803 shares of Common Stock for all the Company's 2007 shareholder meetings pursuant to a proxy granted on April 18, 2007. These shares of Common Stock in total represent approximately 46.9% of the outstanding shares of Common Stock of the Company.

         IAJ has the ability to cause a change of control of our board of directors by electing candidates of its choice to the board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Delaware law, IAJ has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our Common Stock.

         As of September 30, 2007, the previous shareholders of ASFL control approximately 26.9% of our Common Stock.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Sales or issuances of a large number of shares of Common Stock in the public market or the perception that sales may occur could cause the market price of our Common Stock to decline. As of September 30, 2007, 162.7 million shares of Common Stock were outstanding. Significant shares of Common Stock are held by our principal shareholders and other Company insiders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144") of the Company, our principal shareholders and other Company insiders may only sell their shares of Common Stock in the public market pursuant to an effective registration statement or in compliance with Rule 144, including the volume limitations therein.

OUR STOCKHOLDER'S EQUITY MUST EXCEED $6 MILLION TO MAINTAIN OUR LISTING ON THE AMERICAN STOCK EXCHANGE

         As of September 30, 2007, we are in compliance with the AMEX continued listing standards with stockholders' equity in excess of $6 million and our Common Stock trades on AMEX. To maintain this listing, we must maintain stockholders' equity of $6 million.

         We anticipate that we will be maintaining our AMEX listing. However, if our common stock were to be de-listed by AMEX, we expect that our stock would continue to be traded as a bulletin board stock. If we do not maintain our AMEX listing it would materially affect the ability of our shareholders to dispose of their shares of Common Stock, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The market price of our Common Stock has been and is likely in the future to be volatile. Our Common Stock price may fluctuate in response to factors such as:

       o Quarterly variations in our operating results,

       o Sale of a significant number of our Common Stock by shareholders,

       o Announcements by us regarding significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, liquidity, loan and note payable defaults and impairment of assets and our AMEX listing,

       o Issuance of convertible or equity securities for general or merger and acquisition purposes,

       o Issuance/ repayment of debt or convertible debt for general or merger and acquisition purposes,

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

WE MAY INCUR LOSSES IN THE FUTURE.

         We have experienced net losses since inception. While we expect to be profitable in FY 2008/9, there can be no assurance that we will achieve or maintain profitability.

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

       o The cost to hire and train staff to startup new contracts and the related debt to fund this expansion;

       o Increased usage of wireless technology for telephone and internet usage;

       o Passing of new or changes in existing legislation;

       o Impact of privacy laws;

       o New competitors;

       o Decreased pricing;

       o Changes in the availability of employees or wages paid to employees to operate the call centers; and

       o Loss of key personnel.

         In addition, the Global Hotline business has a concentration of customers with four major customers. Our business is dependent upon our ability to operate efficiently by maintaining tight control on cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a telemarketer of telecommunications and insurance products in Japan. This could result in a repayment of cash paid under the contracts, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE ARE EXPOSED TO CHANGES IN THE AUSTRALIAN FINANCE INDUSTRY

         The Australian finance industry is experiencing significant change. We own 36% of ASFL which raises funds through the issuance of debentures in Australia and provides short term, secured, real property loans to businesses or investors in Australia. ASFL may be affected by the following factors that would impact its ability to operate as a short term lender in Australia and could impair our investment.

       o Risks related to mortgage lending, including customers may not be able to repay the loans, the value of the underlying security may decline, ASFL is reliant on property valuations to ensure collectibility of the loans and we are reliance on customers maintaining adequate insurance on the real property;

       o Passing of new or changes in existing legislation that may limit or eliminate debentures;

       o Inability to successfully negotiate a bank line of credit to fund the business;

       o Market perception of ASFL and ASFL's competitors may have a major impact on the ability to raise funds from debentures. Any negative perception of high defaults or inability to service debt or potential bankruptcy or liquidation by other players in the industry can have an impact on ASFL's reputation as well;

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

       o ASFL could default on its debentures; and,

       o Loss of key personnel.

         The ASFL business is also dependent upon their ability to operate efficiently by maintaining tight control on cash flows and raising funds from debentures or bank line of credit. Any change in these factors could adversely affect their ability to operate as a short term lender in Australia. This could have a material adverse effect on ASFL's business, prospects, financial condition and results of operations.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of Global Hotline and its subsidiaries, to acquire businesses, make equity investments and maintain the $6 million in stockholder's equity required to maintain our AMEX listing. There can be no assurance that we will be able to secure additional funding or that if such funding is available, whether the terms or conditions would be acceptable to us, our major shareholders or otherwise.

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

         In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed acquisitions during early 2004, August 2004, March 2004, June 2004 and June 2005 and closed an acquisition in October 2007; we invested in a joint venture in July 2004; we made an equity investment in October 2006 and two in August 2007; we sold businesses in December 2004, May 2005, July 2005 and April 2006; and we divested a joint venture interest in October 2004. Such transactions are accompanied by a number of risks, including:

       o Use of significant amounts of cash,

       o Potentially dilutive issuances of equity securities on potentially unfavorable terms,

       o Incurrence of debt on potentially unfavorable terms as well as amortization expenses related to goodwill and other intangible assets, and

       o The possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

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

THE COMPANY WAS EXPOSED TO LEGAL CLAIMS.

         We could be exposed to legal claims. There are no pending legal proceedings against us that will have a material adverse effect on our cash flows, financial condition or results of operations.

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

WE ARE EXPOSED TO FOREIGN CURRENCY GAINS AND LOSSES.

         The majority of our operations are located in Japan and we have equity investments that operate in Australia, Hong Kong, China and the Philippines. We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen, Australian Dollar and US Dollar would have a material adverse or positive effect on our business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         We were exposed to foreign currency risks due to our ownership of Global Hotline and our equity investments in GPlus and Slate Consulting in Japan and our equity investments in ASFL in Australia, GPlus in Hong Kong and China and Slate Consulting in the Philippines.

         We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of September 30, 2007, total debt was $17,468,439. Debt totaling $5,487,934 is exposed to variable interest rates with current interest rates of 2.0% to 2.5%.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, our principal executive and financial officers concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no pending legal proceedings against us that will have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

         For information regarding factors that could affect the company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Factors that May Affect Future Results" included in
Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Shares of Common Stock

         On July 30, 2007, we made an Offer to our debenture holders ("Offer"). Pursuant to this Offer, the debenture holders could convert their debentures into common stock at a 10% discount of $0.27 per share and would receive shares of common stock for any accrued interest at $0.27 per share. The Offer expired on August 31, 2007, and $400,000 of debentures and $64,048 of accrued interested were converted into 1,718,696 shares of common stock. The additional shares of common stock totaling 385,362 related to the discount and interest are expected to be registered in January 2008.

         During August and September 2007, $500,000 of debentures were converted into 1,666,669 shares of common stock. As of September 30, 2007, we have 9,500,015 shares of common stock reserved for the conversion of the debentures on or before June 28, 2008.

         On August 24, 2007, we closed a 25.0% equity investment in GPlus by agreeing to issue 3,885,713 shares of common stock with a total value of $1,360,000 or $.35 per share, which was the closing price on August 20, 2007, the day negotiations were completed.

         On August 24, 2007, we closed a 20.25% equity investment in Slate by agreeing to issue 3,600,000 shares of common stock with a total value of $1,440,000 or $.40 per share, which was the average closing market price on August 17, 2007, the day negotiations were completed.

         For the equity investments closed on August 24, 2007, the shares of common stock will be issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

         On September 22, 2007, Raymond Christinson, a former director exercised stock options totaling 404,166 shares of common stock for $82,417 or $.204 per share. Mr. Christinson forfeited stock options totaling 245,834 shares of common stock.

Share Repurchase Program

         The following information summarizes the 2007 activity related to our share repurchase plan:

                                                                                 Total No. of        Maximum No. of
                                                                               Share Purchased     Shares that can be
                                          Total No. of     Ave. Price Paid   as part of Publicly    Purchased Under
Period (1)                              Shares Purchases     Per Share          Announced Plan          the Plan
----------                              ----------------   ---------------   -------------------   ------------------
April 2, 2007- April 30, 2007 .......      1,866,355           $ 0.251            1,866,355
July 1, 2007-July 31, 2007 ..........         30,000             0.398               30,000
August 1, 2007- August 31, 2007 .....        135,000             0.437              135,000
September 1, 2007- September 30, 2007         60,000             0.481               60,000
                                           ---------           -------            ---------             ---------

Total ...............................      2,091,355           $ 0.272            2,091,355             4,000,000
                                           =========           =======            =========             =========

(1) On March 22, 2007, IA Global's Board of Directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2, 2007. There were no purchases during May or June 2007.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         On November 10, 2007, the Board of Directors of the Company voted to amend Sections 5.2, 5.4 and 5.5 of the Bylaws of the Company to allow for the issuance and transfer of uncertificated shares of the Company's stock. This amendment was adopted to allow the Company to participate in the Direct Registration System, which, effective January 1, 2008, will be required of all AMEX listed companies. A copy of the Company's amended Bylaws is attached hereto as Exhibit 3.1, and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibit
No.                               Description
-------  -----------------------------------------------------------------------

3.1      Amended and Restated Bylaws of IA Global, Inc. dated November 10, 2007
         (1)

10.1 Business Assignment Agreement, dated July 3, 2007, by and between Global Hotline, Inc. and KDDI Corporation. (1)

10.2 Borrowing Conditions, dated July 6, 2007, by and between Global Hotline, Inc. and and Mizuho Bank Co Ltd. (1)

10.3 Administrative Service Agreement, dated July 9, 2007, by and between Global Hotline, Inc. and Mizuho Bank Co Ltd. (1)

10.4     Monetary Loan Certification, by Hideki Anan. (1)

10.5 Issue Conditions, dated July 17, 2007, by and between Global Hotline, Inc. and Mizuho Bank Co Ltd.(1)

10.6 Indications of Main Items, dated July 17, 2007, by and between Global Hotline, Inc. Mizuho Bank Co Ltd.(1)

10.7     Corporate Bonds Conditions, by Mizuho Bank Co Ltd (1)

10.8     Important Conditons of Corporate Bonds, by Global Hotline, Inc. (1)

10.9     Full Amount Guarantor Agreement, by Mizuho Bank Co Ltd (1)

10.10 Request For Overdraft Facility, dated July 27, 2007, by Global Hotline, Inc. (1)

10.11 Special Overdraft Change Facility Agreement, dated July 27, 2007, by and between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd (1)

10.12 Monetary Loan Certification, dated July 31, 2007, by and between IA Partners Co Ltd and Mitsubishi Tokyo UFJ Bank Co Ltd (1)

10.13 Monetary Loan Certification, dated July 31, 2007, by and between IA Partners Co Ltd and Mitsubishi Tokyo UFJ Bank Co Ltd (1)

10.14    Articles of Agreement, dated August 8, 2007, by Inforidge Co Ltd (2)

10.15 Agency Agreement for Offering Life Insurance, dated July 7, 2007, by and between Inforidge Co Ltd and American Life Insurance. (2)

10.16 Share Exchange Agreement, dated August 24, 2007, by and between IA Global, Inc. and GPlus Media Co Ltd (3)

10.17 Right of First Refusal, dated August 24, 2007, by and between IA Global, Inc. and GPlus Media Co Ltd (3)

10.18 Share Exchange Agreement, dated August 24, 2007, by and between IA Global, Inc. and Slate Consulting Co Ltd (4)

10.19 Right of First Refusal, dated August 24, 2007, by and between IA Global, Inc. and Slate Consulting Co Ltd (4)

10.20 Binding Term Sheet, dated September 4, 2007, by and between IA Global, Inc. and LINC Media, Inc. (5)

10.21 Employment Agreement, dated September 5, 2007, by and between IA Global, Inc. and Mr. Schneideman. (6)

10.21 Employment Agreement, dated September 5, 2007, by and between IA Global, Inc. and Mr. Scott. (7)

10.22 Agreement on Special Overdrawn Account dated September 14, 2007, by and between Global Hotline, Inc., IA Partners Co, Ltd, SG Telecom Co Ltd, Inforidge Co Ltd and Sumitomo Mitsui Banking Corporation (1)

10.23 Amendment to Binding Term Sheet, dated September 28, 2007, by and between IA Global, Inc. and LINC Media, Inc. (8)

10.24 Amendment to Binding Term Sheet, dated October 9, 2007, by and between IA Global, Inc. and LINC Media, Inc. (9)

10.25 Business Assignment Agreement, dated September 27, 2007, by and between Global Hotline, Inc. and KDDI Corporation. (1)

10.26 Asset Purchase Agreement, dated October 22, 2007, by and bwtween IA Global, Inc. and LINC Media, Inc. (10)

10.27 Promissory Note for $720,000, dated October 22, 2007, by and between IA Global, Inc. and LINC Media, Inc. (10)

10.28 Promissory Note for $1,200,000, dated October 22, 2007, by and between IA Global, Inc. and LINC Media, Inc. (10)

10.29 Promissory Note for $200,000, dated October 22, 2007, by and between IA Global, Inc. and LINC Media, Inc. (10)

10.30 Performance Agreement, dated October 22, 2007, by and between IA Global, Inc. and LINC Media, Inc. (10)

10.31 Assignment and Assumption Agreement and Bill of Sale, dated October 22, 2007, by and between IA Global, Inc. and LINC Media, Inc.(10)

10.32 Call Center Service Agency Agreement dated May 21, 2007, by and between IA Partners Co Ltd and NTT Co Ltd. (1)

10.33 Attachment Agreement dated May 21, 2007, by and between IA Partners Co Ltd and NTT Co Ltd. (1)

10.34 Confidentiality Agreement dated May 21, 2007, by and between IA Partners Co Ltd and NTT Co Ltd. (1)

10.35    Covenant for Data Management dated May 21, 2007, by IA Partners Co Ltd.
         (1)

31.1     Section 302 Certifications. (1)

31.2     Section 302 Certifications. (1)

32.1     Section 902 Certifications. (1)

32.2     Section 902 Certifications. (1)

__________________

(1)   Filed herewith.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated August 8, 2007 and filed on August 30, 2007, and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated August 24, 2007 and filed on August 27, 2007, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated August 24, 2007 and filed on August 29, 2007, and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 4, 2007 and filed on September 6, 2007, and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 5, 2007 and filed on September 10, 2007, and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated September 5, 2007 and filed on October 4, 2007, and incorporated herein by reference.

(8) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated September 28, 2007 and filed on October 1, 2007, and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 9, 2007 and filed on October 10, 2007, and incorporated herein by reference.

(10) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated October 22, 2007 and filed on October 23, 2007, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IA Global, Inc.
                                    (Registrant)

Date: November 19, 2007         By: /s/ Derek Schneideman
                                    ---------------------
                                    Derek Schneideman,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/ Mark Scott
                                    --------------
                                    Mark Scott,
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)