Form 10-K/A
period 2006-12-31
IA GLOBAL INC
filed 2007-12-31
CIK 1077634

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

           101 CALIFORNIA STREET, SUITE 2450, SAN FRANCISCO, CA 94111
           ----------------------------------------------------------
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

                                Explanatory Note

As required by Rule 3-09 of Regulation S-X, IA Global, Inc. (the "Company") is
filing this Form 10-K/A to its Annual Report on Form 10-K for the year ended
December 31, 2006 (the "Annual Report") to amend Item 15, Exhibits and Financial
Statement Schedules, to include the audited financial statements of Australian
Secured Financial Limited ("ASFL") for the year ended June 30, 2007. The Company has a 36% equity interest in ASFL. Item 15 is also being amended to include reference to the ASFL financial statements and the related report of the entity's independent certified public accounting firm, and to file the consent of the independent certified public accounting firm related to their opinion contained in this filing. Additionally, in connection with the filing of this
Form 10-K/A and pursuant to Securities and Exchange Commission ("SEC") rules, the Company is including currently dated certifications under Sections 302 and
906 of the Sarbanes-Oxley Act of 2002. In accordance with Rule 12b-15 under the
Securities and Exchange Act of 1934, as amended, the text of the amended item
(Item 15) is set forth in its entirety in the attached pages hereto.

This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Annual
Report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

         The following financial statements of the Registrant and reports of independent registered public accounting firm are filed as a part of this
Report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                      ----------

         Report of Independent Registered Public Accounting Firm....      #

         Consolidated Balance Sheets
              as of December 31, 2006 and 2005......................      #

         Consolidated Statements of Operations
              for the years ended December 31, 2006, 2005 and 2004..      #

         Consolidated Statement of Stockholders' Equity (Deficiency)
              for the years ended December 31, 2006, 2005 and 2004..      #

         Consolidated Statement of Cash Flows
              for the years ended December 31, 2006, 2005 and 2004..      #

         Notes to Consolidated Financial Statements.................      #

         Australian Secured Financial Limited Financial Statements
         for the year ended June 30, 2007 ..........................  F-1 - F-35

# Previously filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007.

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

14.1     Code of Conduct and Ethics dated January 24, 2006. (10)

21.1     Subsidiaries of the Registrant (27)

23.1     Consent of Sherb & Co., LLP (27)

23.2     Consent of Bentleys MRI Brisbane Partnership, filed herewith.

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

(26) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
     February 8, 2007 and filed on February 23, 2007, and incorporated herein by reference.

(27) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 and incorporated herein by reference.

(28) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
     quarter ended June 30, 2005 and filed on August 15, 2005 and incorporated herein by reference.

Australian Secured Financial Limited

ABN 74 120 340 507

General Purpose Financial Report

For the year ended

30 June 2007

(in Australian $’s)

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

DIRECTORS' REPORT

Your directors present their report on the company and its controlled entities for the year ended 30 June 2007.

The names of the directors in office at any time during, or since the end of, the year are:

John Paul Margerison

Jonathan Philip Pepper

Alan Charles Margerison

Russell Murphy (– appointed 15th of June 2007)

Directors have been in office since the 22nd of June 2006 to the date of this report unless otherwise stated.

The consolidated profit of the economic entity for the financial year after providing for income tax and eliminating outside equity interests amounted to $668,609.

The economic entity traded for 4 days during the period ended 30 June 2006, as such there is minimal comparative information available.

During the financial year ended 30 June 2007, two 100% owned subsidiaries of Australian Secured Financial Limited were established. Auslink Limited ABN 36 122 521 251, a second short term lending company was incorporated on the 3rd of November 2006. ADJ Services Pty Ltd, a service entity for the group was incorporated on the 19th of September 2006. ADJ Services Pty Ltd provides such services as lending administration and marketing services, registry services, and information technology services. No other significant changes in the economic entity’s state of affairs occurred during the period. Therefore the entities which are included in the economic entity are:

Australian Secured Financial Limited

Australian Secured Investments Limited

Auslink Limited

ADJ Services Pty Limited

No significant change in the nature of these activities occurred during the period.

No matters or circumstances have arisen since the end of the financial year which significantly affected or may significantly affect the operations of the economic entity, the results of those operations, or the state of affairs of the economic entity in future financial years.

Likely developments in the operations of the economic entity and the expected results of those operations in future financial years have not been included in this report as the inclusion of such information is likely to result in unreasonable prejudice to the economic entity.

The economic entity’s operations are not regulated by any significant environmental regulation under a law of the Commonwealth or of a state or territory.

Dividends paid or declared since the start of the financial year are as follows:

a.	Dividends declared or paid during the year ended 30 June 2007 were $1,500,000.

The service company DJ Capital Pty Ltd has paid a premium in respect of a contract insuring the directors of the company (as named above), against a liability incurred as such a director, secretary or executive officer to the extent permitted by the Corporations Act 2001. The contract of insurance prohibits disclosure of the nature of the liability and the amount of the premium. The new service company ADJ Services Pty Ltd will pay this insurance premium in future.

No indemnities have been given or insurance premiums paid, during or since the end of the financial year, for any person who has been an auditor of the economic entity.

No person has applied for leave of Court to bring proceedings on behalf of the company or intervene in any proceedings to which the company is a party for the purpose of taking responsibility on behalf of the company for all or any part of those proceedings.

The company was not a party to any such proceedings during the period.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

Directors and Company officers

Jonathan Pepper – Director/Secretary

Jon has a background spanning 11 years in financial services and banking, commencing with Suncorp Metway, a prominent, national, publicly listed provider of banking, insurance and investment services.

During his tenure with that group he was involved in the provision of personal and business banking services where he was afforded the opportunity to develop skills in the areas of lending, collections, deposit taking, distribution, planning, reporting, coaching and general management of large teams with a strong focus on building a profitable business.

Jon is a director and shareholder of the company and his role within the company is to foster relationships with intermediaries, initiate new loan applications, contribute to credit committee, manage collections and oversee the lending and credit process. Jon holds a Diploma of Mortgage Lending (Finsia).

John Margerison – Director

John is a director of companies that include Australian Secured Investments Limited, DJ Capital Holdings Limited & DJ Capital Solutions Limited. He has broad investment and finance background and draws from experience gained in retail & aged care sectors, the conduct of residential subdivision/property renovation & ownership of a retail and service based business.

John is a director and shareholder of the company with a brief to identify transaction viability or potential issues that may affect the group. John holds a Bachelor of Commerce Degree (Bond University) a Diploma of Financial Planning (Securities Institute) and a Diploma of Mortgage Lending (Finsia).

Alan Margerison – Director

Alan was the President, Chief Executive Officer of IA Global Inc., a publicly listed company on the American Stock Exchange (symbol:IAO), from October 2002 to August 2005. IA Global Inc. acts as a holding company making strategic acquisitions of growth businesses in Japan and the US.

In 2005, Alan was appointed as a Director of Australian Secured Investments Limited a subsidiary of the company. Alan holds a Bachelor of Laws (QUT), and a Diploma of Mortgage Lending (Finsia).

Russell Murphy – Director

Russell has over 30 years experience in property finance. Before joining the group six years ago, he spent the prior 17 years in various senior roles with an institution where he managed loan portfolios variously for its bank, mortgage trust, finance company, life insurance company and general insurance company.

Russell is a director of Advance Investment Securities Australia Pty Ltd, member of a residential and commercial distribution group active in Australia and New Zealand. He has a Diploma of Financial Services (Tribeca) and is a Senior Associate of F.I.N.S.I.A and a member of the Australian Institute of Company Directors. He is a director of Australian Secured Investments Limited (AuSec), participates in AuSec’s Investment and Credit Committee & contributes to the raising of funds for the company from Debenture sales.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

Directors Meetings

The following table sets out the number of director meetings held during the year and the number of meetings attended by each director (while they were a director). During the year there have been 10 board meetings of Australian Secured Financial Limited between 1 July 2006 and 30 June 2007.

Board Meetings	No. of meetings held	No. of meetings attended
John Margerison	10	9
Jonathan Pepper	10	9
Alan Margerison	10	10
Russell Murphy	1	1

Auditor’s Independence Declaration

A copy of the auditor’s independence declaration as required under section 307C of the Corporations Act 2001 is set out on page 5.

Signed in accordance with a resolution of the Board of Directors:

Director	/s/ Alan Margerison

Alan Margerison

Dated this 15th day of October, 2007

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

AUDITOR’S INDEPENDENCE DECLARATION

UNDER SECTION 307C OF THE CORPORATIONS ACT 2001

TO THE DIRECTORS OF AUSTRALIAN SECURED FINANCIAL LIMITED

I declare that, to the best of my knowledge and belief, during the year ended 30 June 2007 there have been:

(i)	no contraventions of the auditor independence requirements as set out in the Corporations Act 2001 in relation to the audit; and
(ii)	no contraventions of any applicable code of professional conduct in relation to the audit.

Bentleys MRI Brisbane Partnership

Chartered Accountants

/s/ PM Power

PM Power

Date: 10/10/07

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

INCOME STATEMENT FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

	Note	Economic Entity		Parent Entity
		2007 $	2006 $	2007 $	2006 $
Revenue	3	5,785,285	-	1,751,844	-
Discount on acquisition of subsidiary	4 b	-	637,041	-	-

Finance costs	4 a	(2,637,577)	-	(148,109)	-
Other expenses from ordinary activities	4 c	(2,105,617)	-	(50,113)	-
Profit before income tax		1,042,091	637,041	1,553,622	-
Income tax expense	5	(373,482)	-	(4,086)	-
Profit attributable to members of the parent entity		668,609	637,041	1,549,536	-
Dividends per share (cents)		-	-	36.45	-

The accompanying notes from part of these financial statements.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

BALANCE SHEET AS AT 30 JUNE 2007

(in Australian $’s)

	Note	Economic Entity		Parent Entity
		2007 $	2006 $	2007 $	2006 $
ASSETS
Cash and cash equivalents	9	1,973,875	3,914,792	197,539	200
Trade and other receivables	10	113,687	171,716		-
Loans and advances to customers	11	30,905,341	22,166,613		-
Other assets	12	2,625	2,329	927	-
Property, plant and equipment	13	118,260	-	-	-
Deferred tax assets	14	157,443	-	-	-
Intangible assets	15	8,400	-	-	-
Other financial assets	16	-	-	1,408,600	1,400,000
TOTAL ASSETS		33,279,631	26,255,450	1,607,066	1,400,200

LIABILITIES
Trade and other payables	18	1,969,242	1,102,436	3,240	-
Promissory notes and other liabilities evidenced by paper	19	31,164,418	24,225,154	1,350,000	1,400,000
Current tax liabilities	20	136,502	287,295	4,086	-
Deferred tax liabilities	20	3,614	3,324	-	-
TOTAL LIABILITIES		33,273,776	25,618,209	1,357,326	1,400,000

NET ASSETS		5,855	637,241	249,740	200
EQUITY
Issued capital	21	200,204	200	200,204	200
Reserves		-	-	-	-
Retained earnings		(194,349)	637,041	49,536	-
TOTAL EQUITY		5,855	637,241	249,740	200

The accompanying notes from part of these financial statements.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

STATEMENT OF CHANGES IN EQUITY FOR YEAR ENDED 30 JUNE 2007

(in Australian $’s)

		Share Capital
Economic Entity	Note	Ordinary $	Partly paid ordinary shares $	Retained earnings $	Total $
Balance at 1 July 2005
Shares issued during the period		200	-	-	200
Profit attributable to members of economic entity		-	-	637,042	637,042
Dividends paid or provided for		-	-	-	-
Balance at 30 June 2006		200	-	637,042	637,242
Shares issued during the period	21	200,004	-	-	200,004
Profit attributable to members of economic entity		-	-	668,609	668,609
Share of associates revaluation increments		-	-		-
Sub-total		200,204	-	1,305,651	1,505,855
Dividends paid or provided for		-	-	(1,500,000)	(1,500,000)
Balance at 30 June 2007	21	200,204	-	(194,349)	5,855

Parent Entity
Balance at 1 July 2005		200	-	-	200
Profit attributable to members of parent entity		-	-	-	-
Sub-total		200	-	-	200
Dividends paid or provided for		-	-	-	-
Balance at 30 June 2006		200	-	-	200
Shares issued during the period	21	200,004	-	-	200,004
Profit attributable to members of parent entity		-	-	1,549,536	1,549,536
Revaluation increment		-	-	-	-
Sub-total		200,204	-	1,549,536	1,749,740
Dividends paid or provided for		-	-	(1,500,000)	(1,500,000)
Balance at 30 June 2007	21	200,204	-	49,536	249,740

The accompanying notes form part of these financial statements

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

CASH FLOW STATEMENT FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

	Note	Economic Entity		Parent Entity
		2007 $	2006 $	2007 $	2006 $
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts from customers		392,216	-	-	-
Proceeds from bank account (interest)		447,494	-	1,844	-
Dividends Received		-	-	1,750,000	-
Interest received from loans		5,044,073	-	-	-
Payments to suppliers and employees		(2,001,717)	-	(47,800)	-
Finance costs paid		(1,619,021)	-	(148,109)	-
Income tax paid		(681,428)	-	-	-
Net cash provided by (used in) operating activities	22	1,581,617	-	1,555,935	-
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment		(120,185)	-	-	-
Goodwill acquired		(8,400)	-	-	-
Purchase of subsidiary net of cash acquired		-	2,514,592	(8,600)	(1,400,000)
Loans issued to Customers		(61,182,407)	-	-	-
Proceeds from repayments of Customer loans		52,149,190	-	-	-
Net cash provided by (used in) investing activities		(9,161,802)	2,514,592	(8,600)	(1,400,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issue of shares		200,004	200	200,004	200
Proceeds from borrowings		8,325,000	1,400,000	-	1,400,000
Proceeds from issue of Debentures		13,697,926	-	-	-
Proceeds from issue of subordinated debt		1,987,187	-	-	-
Repayment of subordinated debt		(805,454)		-	-
Repayment of Debentures		(12,370,395)		-	-
Repayment of borrowings		(3,895,000)	-	(50,000)	-
Dividends paid		(1,500,000)	-	(1,500,000)	-
Net cash provided by (used in) financing activities		5,639,268	1,400,200	(1,349,996)	1,400,200
Net increase in cash held		(1,940,917)	3,914,792	197,339	200
Cash at beginning of year		3,914,792	-	200	-
Cash at end of year	9	1,973,875	3,914,792	197,539	200

The accompanying notes form part of these financial statements

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 1: Statement of Significant Accounting Policies

The financial report is a general purpose financial report that has been prepared in accordance with Accounting Standards, Australian Accounting Interpretations, other authoritative pronouncements of the Australian Accounting Standards Board and the Corporations Act 2001.

The financial report covers Australian Secured Financial Limited (the company) and the following 100% owned subsidiaries:

1.	Australian Secured Investments Limited - a company limited by shares, incorporated and domiciled in Australia.
2.	Auslink Limited - a company limited by shares, incorporated and domiciled in Australia.
3.	ADJ Services Pty Ltd - a company limited by shares, incorporated and domiciled in Australia.

The company and its subsidiaries is referred to hereafter as the economic or consolidated entity.

The financial report of Australian Secured Financial Limited complies with all Australian equivalents to International Financial Reporting Standards (IFRS) in their entirety.

The following is a summary of the material accounting policies adopted by the company in the preparation of the financial report. The accounting policies have been consistently applied, unless otherwise stated.

Basis of Preparation

The accounting policies set out below have been consistently applied to all years presented.

Reporting Basis and Conventions

The financial report has been prepared on an accruals basis and is based on historical costs modified by the revaluation of selected non-current assets, and financial assets and financial liabilities for which the fair value basis of accounting has been applied.

Accounting Policies

a.	Principles of Consolidation

A controlled entity is an entity controlled by Australian Secured Financial Limited. Control exists where Australian Secured Financial Limited has the capacity to dominate the decision making in relation to the financial and operating policies of another entity so that the other entity operates with Australian Secured Financial Limited to achieve the objectives of Australian Secured Financial Limited. Details of the controlled entities are contained in Note 17.

All inter-company balances and transactions between entities in the economic entity, including any unrealised profits or losses, have been eliminated on consolidation.

Where a controlled entity has entered or left the economic entity during the year its operating results have been included from the date control was obtained or until the date control ceased.

b.	Income Tax

The movement for current income tax expenses is based on the profit for the year adjusted for any non-assessable or disallowed items. It is calculated using tax rates that have been enacted or are substantively enacted by the balance sheet date.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising between the tax bases of assets and liabilities and their carrying amounts in the financial statements. No deferred income tax will be recognised from the initial recognition of an asset or liability, excluding a business combination, where there is no effect on accounting or taxable profit or loss.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realised or liability is settled. Deferred tax is credited in the income statement except where it relates to items that may be credited directly to equity, in which case the deferred tax is adjusted directly against equity.

Deferred income tax assets are recognised to the extent that it is probable that future tax profits will be available against which deductible temporary differences can be utilised.

The amount of benefits brought to account or which may be realised in the future is based on the assumption that no adverse change will occur in income taxation legislation and the anticipation that the company will derive sufficient future assessable income to enable the benefit to be realised and comply with the conditions of deductibility imposed by the law.

Australian Secured Financial Limited and its wholly-owned subsidiaries have formed an income tax consolidated group under the Tax Consolidation Regime.

c.	Financial Instruments

Recognition

Financial instruments are initially measured at cost which is equal to fair value on trade date, which includes transaction costs, when the related contractual rights or obligations exist. Subsequent to initial recognition these instruments are measured as set out below.

Loans and receivables

Loans and receivables are measured at cost on trade date, this includes all transaction and other associated costs when the obligation exists. Interest is recorded as unearned income and amortised over the life of the loan.

Held to maturity investments

Held to maturity investments are recorded at initial cost, less any costs associated with the initial investment.

Promissory notes and other liabilities evidenced by paper - Debentures

Given the cash flows arising under interest payment options, the present value of the future cash flows over the life of the note will equal (or be insignificantly different) to the issue price. Therefore the debenture is initially recorded at cost. This will be the equivalent of amortised cost across the life of the debenture.

Impairment

At each reporting date, the company assesses whether there is objective evidence that a financial instrument has been impaired. In the case of available-for-sale financial instruments, a prolonged decline in the value of the instrument is considered to determine whether an impairment has arisen. Impairment losses are recognised in the income statement.

d.	Provisions

Provisions are recognised when the company has a legal or constructive obligation, as a result of past events, for which it is probable that an outflow of economic benefits will result and that outflow can be reliably measured.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

e.	Property, Plant and Equipment

Each class of property, plant and equipment is carried at cost or fair value less, where applicable, any accumulated depreciation and impairment losses.

Plant and equipment

Plant and equipment are measured on the cost basis less depreciation and impairment losses.

The carrying amount of plant and equipment is reviewed annually by directors to ensure it is not in excess of the recoverable amount from these assets. The recoverable amount is assessed on the basis of the expected net cash flows that will be received from the assets’ employment and subsequent disposal. The expected net cash flows have been discounted to their present values in determining recoverable amounts.

Depreciation

The depreciable amount of all fixed assets is depreciated on a straight line basis over their useful lives to the consolidated group commencing from the time the asset is held ready for use.

The depreciation rates used for each class of depreciable assets are:

Class of Fixed Asset	Depreciation Rate
Plant and equipment	2.5 – 40%

The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at each balance sheet date.

An asset’s carrying amount is written down immediately to its recoverable amount if the asset’s carrying amount is greater than its estimated recoverable amount.

Gains and losses on disposals are determined by comparing proceeds with the carrying amount. These gains or losses are included in the income statement. When revalued assets are sold, amounts included in the revaluation reserve relating to that asset are transferred to retained earnings.

f.	Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, deposits held at call with banks, other short-term highly liquid investments with original maturities of twelve months or less, and bank overdrafts. Bank overdrafts are shown within short-term borrowings in current liabilities on the balance sheet.

g.	Revenue

Interest revenue is recognised on a proportional basis taking into account the interest rates applicable to the financial assets.

Interest revenue received in advance is recognised as a liability and recognised through the term of the loan.

All revenue is stated net of the amount of goods and services tax (GST).

h.	Goods and Services Tax (GST)

Revenues, expenses and assets are recognised net of the amount of GST, except where the amount of GST incurred is not recoverable from the Australian Tax Office. In these circumstances the GST recognised as part of the cost of acquisition of the asset or part of an item of the expense.

All revenue is stated net of the amount of goods and services tax (GST).

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

i.	Critical accounting estimates and judgments

The directors evaluate estimates and judgments incorporated into the financial report based on historical knowledge and best available current information. Estimates assume a reasonable expectation of future events and are based on current trends and economic data, obtained both externally and within the group.

j.	Key estimates — Impairment

The company assesses impairment at each reporting date by evaluating conditions specific to the company that may lead to impairment of assets. Where an impairment trigger exists, the recoverable amount of the asset is determined. Value-in-use calculations performed in assessing recoverable amounts incorporate a number of key estimates. No impairments were recognised during the year as no impairment triggers were identified.

Impairment of Assets

k.	Loans and advances to customers

Loans and advances to customers are measured at cost which is equal to fair value. Loans are tested for impairment on a regular basis by the credit committee, which consists of senior lenders and management.

l.	Comparative Figures

There is minimal comparative information available as the economic entity traded for only 4 days during the period ended 30 June 2006.

(in Australian $’s)

			Economic Entity		Parent Entity
Note 3: Revenue		Note	2007 $	2006 $	2007 $	2006 $
Operating activities

—	dividends received		-	-	1,750,000	-
—	interest received		5,358,978	-	1,844	-
—	management Fees		419,455	-	-	-
—	loan Fees		6,852	-	-	-

Total Revenue			5,785,285	-	1,751,844	-

Non-operating activities
—	gain on disposal of property, plant and equipment		-	-	-	-
—	gains on disposal of non-current investments		-	-	-	-
Other Income			-	-	-	-

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 4: Profit from Ordinary Activities	Economic Entity		Parent Entity
a. Expenses	2007 $	2006 $	2007 $	2006 $
Cost of sales
Finance costs:
— external	2,045,334	-	-	-
— related entities	297,754	-	148,109	-
Total borrowing costs	2,343,088	-	148,109	-
Bad and doubtful debts:
— trade receivables	294,489	-	-	-
— wholly-owned subsidiaries	-	-	-	-
Total bad and doubtful debts	294,489	-	-	-

Total Finance costs	2,637,577	-	148,109	-

b. Significant Revenue and Expenses
Discount on acquisition of Australian Secured Investments Limited	-	637,041	-	-
Total	-	637,041	-	-

c. General Administration Expenses
— Depreciation and amortisation	1,925	-	-	-
— Employment costs	487,580		-	-
— General administration	26,303	-	12,940	-
— Legal Fees	24,401	-	2,280	-
— Management Fees	1,565,408	-	34,893	-
Total General and Administration Expenses	2,105,617	-	50,113	-

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

			Economic Entity		Parent Entity
Note 5: Income Tax Expense			2007 $	2006 $	2007 $	2006 $
a.	The components of tax expense comprise:
	Current tax (Note 20)		530,635	-	4,086	-
	Deferred tax asset/liability movements (Note 20)		(157,153)	-	-	-
	Income tax expense		373,482	-	4,086	-

b.	The prima facie tax on profit from ordinary activities before income tax is reconciled to the income tax as follows:
	Prima facie tax payable on profit from ordinary activities before income tax at 30% (2006: 30%)
	—	economic entity	312,627	191,112	466,086	-
	Add:
	Tax effect of:
	—	franking credits on dividends received	-	-	198,000	-
	—	unfranked dividends received	63,000	-	-	-
	—	deferred tax liability	-	-	-	-
	—	non-deductible depreciation and amortisation	-	-	-	-
	—	other non-assessable items	-	(191,112)	-	-
			375,627	-	664,086	-
	Less:
	Tax effect of:
	—	other	(2,145)	-	-	-
	—	dividend franking credits	-	-	(660,000)	-
	—	recoupment of prior year tax losses not previously brought to account	-	-	-	-
	Income tax attributed to members of the group		373,482	-	4,086	-

	The applicable weighted average effective tax rates are as follows:		36%	0%	30%	0%

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 6: Dividends		Note	Consolidated Group		Parent Entity
			2007	2006	2007	2006
			$	$	$	$
Distributions paid
Declared franked ordinary dividend of $1,500,000 (2006: nil) franked at the tax rate of 88% (2006: nil%)			1,500,000	-	1,500,000	-
Balance of franking account at year end adjusted for franking credits arising from
—	opening balance		287,294	-	-	-
—	payment of provision for income tax		136,501	287,294	4,086	-
—	tax instalments paid in year		394,134	-	-	-
—	franking credits on dividends received		-	-	660,000	-
—	dividends recognised as receivables, and franking debits arising from payment of proposed dividends, and franking credits that may be prevented from distribution in subsequent financial years		-	-	(565,714)	-
Balance of franking account 30 June 2007			817,929	287,294	98,372	-

Note 7: Key Management Personnel Compensation

Key Management Personnel

Directors

John Paul Margerison

Jonathan Philip Pepper

Alan Charles Margerison

Russell Murphy

Other Key Management Personnel

Kiara Brace – Chief Operating Officer

	Short-term benefits			Post employment benefit		Total
2007	Salary & Fees	Superannuation	Bonus	Non-Cash Benefits	Superannuation
	$	$	$	$	$	$
Total compensation	464,955	39,497	-	-	-	504,452
2006
Total compensation	-	-	-	-	-	-

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 8: Auditors’ Remuneration		Economic Entity		Parent Entity
		2007 $	2006 $	2007 $	2006 $
Remuneration of the auditor of the parent entity for:
—	auditing or reviewing the financial report	64,538	2,000	17,240	2,000
—	Factual findings report	5,720	-	-	-
—	due diligence services	-	-	-	-
—	taxation services provided by related practice of auditor	-	-	-	-
Remuneration of other auditors of subsidiaries for:
—	auditing or reviewing the financial report of subsidiaries	-	-	-	-
—	other services	-	-	-	-
		70,258	2,000	17,240	2,000

Note 9: Cash and cash equivalents
Cash at bank and in hand		473,875	2,414,792	197,539	200
Short-term bank deposits		1,500,000	1,500,000	-	-
		1,973,875	3,914,792	197,539	200
The effective interest rate on short-term bank deposits was 6.10%(2006: 5.64%); these deposits are at call.
Reconciliation of cash
Cash at the end of the financial year as shown in the statement of cash flows is reconciled to items in the balance sheet as follows:
Cash and cash equivalents		1,973,875	3,914,792	197,539	200
		1,973,875	3,914,792	197,539	200

Cash not Available to Use

Cash not available for use as at 30 June 2007 was:$985,430. This is a requirement of Australian Secured Investments Limited Australian Financial Services Licence. Paragraph 11 (i)(j) of the Licence requires $50,000; plus 5% of adjusted liabilities between $1 million –$100 million to be set aside for Australian Secured Investments Ltd to conform with the conditions set out in the Licence agreement. This condition was met for the year ended 30 June 2007.

A licence deposit of $20,000 is also maintained with the National Australia Bank as required by the Australian Securities and Investment Commission.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note	Economic Entity		Parent Entity
Note 10: Trade and other receivables	2007 $	2006 $	2007 $	2006 $
CURRENT
Trade debtors	37,500	-	-	-
Provision for impairment of receivables	-	-	-	-
Accrued loan interest	55,076	133,534	-	-
Accrued bank interest	12,046	-	-	-
GST receivable	9,065	38,182	-	-
	113,687	171,716	-	-

Note 11: Loans and advances to customers
CURRENT
Loans issued	31,199,830	22,166,613	-	-
Less provision for doubtful debts	(294,489)	-	-	-
	30,905,341	22,166,613	-	-

Note 12: Other Assets
CURRENT
Withholding credits	-	2,329	-	-
Formation costs	2,625	-	927	-
	2,625	2,329	927	-

Note 13: Property, Plant and Equipment
Plant and equipment:
At cost	120,185	-	-
Accumulated depreciation	(1,924)	-
Total plant and equipment	118,261	-	-

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

		Freehold Land	Buildings	Plant and Equipment	Leased Plant and Equipment	Total
		$	$	$	$	$
a.	Movements in Carrying Amounts
	Movement in the carrying amounts for each class of property, plant and equipment
	Economic Entity:
	Balance at 1 July 2006
	Additions	-	-	120,185	-	120,185
	Disposals	-	-	-	-	-
	Depreciation expense	-	-	(1,925)	-	(1,925)
	Balance at 30 June 2007	-	-	118,260	-	118,260

e.	Impairment Losses

No impairment loss was recognised in the income statement during the period as no impairment triggers existed, if an impairment trigger did exist it would be separately presented in the income statement as impairment loss.

Note 14: Deferred Tax Asset

	Economic Entity		Parent Entity
	2007	2006	2007	2006
	$	$	$	$

Balance (Refer Note 20)	157,443	-	-	-
	157,443	-	-	-

Note 15: Intangible Assets

Goodwill
Cost	8,400	-	-	-
Net carrying Value	8,400	-	-	-

Reconciliation of Goodwill
Balance at beginning of year	-	-	-	-
Additions	8,400	-	-	-
Disposals	-	-	-	-
Closing carrying value at 30 June 2007	8,400	-	-	-

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 16: Other financial assets

	Economic Entity		Parent Entity
	2007	2006	2007	2006
	$	$	$	$

Investment in subsidiary companies	-	-	1,408,600	1,400,000

	-	-	1,408,600	1,400,000

Note 17: Subsidiary Companies

Interests are held in the following subsidiary company

Subsidiary	Principal Activity	Country of Incorporation	Share Ownership Interest & voting power		Carrying amount of Investment
			2007%	2006%	2007 $	2006 $
Australian Secured Investments Limited	Short term loans	Australia	100	100	1,408,400	1,400,000
Auslink Limited	Short term loans	Australia	100	-	100	-
ADJ Services Pty Ltd	Service entity	Australia	100	-	100	-

Note 18: Trade or other payables

	Economic Entity		Parent Entity
CURRENT	2007	2006	2007	2006
	$	$	$	$
Unearned revenue	256,201	179,180	-	-
Trade payables	66,342	-	3,240	-
Accrued expenses	1,646,699	923,256	-	-
	1,969,242	1,102,436	3,240	-

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 19: Promissory notes and other liabilities evidenced by paper

	Note	Economic Entity		Parent Entity
CURRENT		2007 $	2006 $	2007 $	2006 $
Secured
Debenture Certificates Issued		17,740,324	21,897,146	-	-
Unsecured
Subordinated loans		1,181,733	-	-	-
NON-CURRENT
Secured
Debenture Certificates Issued		6,412,361	928,008	-	-
Unsecured
Loan		5,830,000	1,400,000	1,350,000	1,400,000
		31,164,418	24,225,154	1,350,000	1,400,000

Debenture certificates are secured by a floating charge over the Australian Secured Investments Limited assets and a first registered mortgage.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 20: Tax

			Note	Economic Entity		Parent Entity
a.				2007 $	2006 $	2007 $	2006 $
		CURRENT
		Income tax		136,502	287,295	4,086	-
		NON-CURRENT
		Deferred tax liability comprises:
		Other		3,614	3,324	-	-

b.		Assets
		NON-CURRENT
		Deferred tax assets comprise:
		Carry forward subsidiary losses		147,804	-	-	-
		Provisions		9,639
				157,443	-	-	-
c.		Reconciliations
	i.	Gross Movements
		The overall movement in the deferred tax account is as follows:
		Opening balance		(3,324)	-	-	-
		(Charge)/credit to income statement		157,153	-	-	-
		Credit on acquisition of subsidiary		-	(3,324)	-	-
		Closing balance		153,829	(3,324)	-	-

	ii.	Deferred Tax Liability
		The movement in deferred tax liability for each temporary difference during the year is as follows:
		Other
		At 1 July 2006		(3,324)	-	-	-
		Charged to the income statement		(290)	-	-	-
		Credit on acquisition of subsidiary		-	(3,324)	-	-
		At 30 June 2007		(3,614)	(3,324)	-	-

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

		Note	Economic Entity		Parent Entity
			2007 $	2006 $	2007 $	2006 $
(iii)	Deferred Tax Assets
	The movement in deferred tax assets for each temporary difference during the year is as follows:

	At 1 July 2006		-	-	-	-
	Carry forward losses of subsidiary credited to the income statement		147,804	-	-	-
	Provisions credited to the income statement		9,639
	At 30 June 2007		157,443	-	-	-

Note 21: Issued Capital

4,114,288 fully paid ordinary shares	200,204	200	200,204	200
	200,204	200	200,204	200

The company has authorised share capital amounting to 4,114,288 ordinary shares of no par value.

a.	Ordinary Shares		No.	No.	No.	No.
	At the beginning of reporting period		20,000	-	20,000	-
	Shares issued during period
	—	11/10/2006	4,094,288	20,000	4,094,288	20,000
	At reporting date		4,114,288	20,000	4,114,288	20,000

On 22/06/2006 the company issued 20,000 ordinary shares at $0.01 each called to 0.01 cents.

On 08/08/2006 the company split the original 20,000 shares into 4,000,000 ordinary shares.

On 02/10/2006 the company issued 114,288 ordinary shares.

Ordinary shares participate in dividends and the proceeds on winding up of the parent entity in proportion to the number of shares held

At the shareholders’ meetings each ordinary share is entitled to one vote when a poll is called, otherwise each shareholder has one vote on a show of hands

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 22: Cash Flow Information

		Economic Entity		Parent Entity
		2007	2006	2007	2006
a.	Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax	$	$	$	$
	Profit from ordinary activities after income tax	668,609	637,041	1,549,536	-
	Non-cash flows in profit from ordinary activities
	Discount on acquisition of subsidiary	-	(637,041)	-	-
	Depreciation	1,925	-	-	-
	Changes in assets and liabilities, net of the effects of purchase and disposal of subsidiaries			-
	(Increase) / decrease in trade and term debtors	58,029	-	-	-
	(Increase) / decrease in other assets	(296)	-	(927)	-
	Increase / (decrease) in prepayments	-	-	-	-
	(Increase) / decrease in deferred tax balances	(157,153)	-	-	-
	Increase / (decrease) in payables	866,806	-	3,240	-
	Increase / (decrease in current tax liabilities	(150,793)	-	4,086	-
	Increase / (decrease) in provisions	294,489	-	-	-
	Cashflow from operations	1,581,616	-	1,555,935	-

Note 23: Events After the Balance Sheet Date

a.

There has not been any matter or circumstance, other than referred to in the financial statements or notes thereto, that has arisen since the end of the financial year, that has significantly affected or may significantly affect, the operations of the company, the results of these operations, or the state of affairs of the company if future financial years.

b.	The financial report was authorised for issue by the Board of Directors on the date that the directors declaration was signed.

Note 24: Segment Reporting

a.	Business Segment The company operates in one business segment being the issue of debentures and secured loans primarily to businesses in Australia.
b.	Geographical Segment The company operates in the one geographical segment being Australia.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 25: Related Party Transactions

Transactions between related parties are on normal commercial terms and conditions no more favourable than those available to other parties unless otherwise stated.

Australian Secured Financial Limited:

Following on from the financial year end 30 June 2006, an unsecured loan of $1,400,000 at an interest rate of 10% per annum was loaned to the company by Baildon Pty Ltd, a company related to Mr J Margerison and Mr A Margerison. The balance outstanding on this loan as at 30 June 2007 was $1,350,000 (2006:$ 1,400,000).

During the period Australian Secured Financial Limited paid $4,018 in legal professional fees to Davis Lawyers, a company related to Mr Paul Davis. (2006 : nil )

During the year Australian Secured Investments Ltd paid $1,750,000 in dividends franked at 88% to Australian Secured Financial Limited.

Management services were provided to the company during the year by DJ Capital Pty Ltd and Blue Wave Projects, entities associated with directors Mr John Margerison, Mr Alan Margerison and Mr Jonathan Pepper. Fees charged for these services were $25,501 and $9,392 respectively.

Auslink Limited:

During the period an unsecured loan of $3,500,000 at an interest rate of 12% per annum was made by Baildon Pty Ltd, a company related to Mr J Margerison and Mr A Margerison. The balance outstanding on this loan as at 30 June 2007 was $910,000 (2006: nil).

During the period an unsecured line of credit loan of $3,000,000 at an interest rate of 10.5% per annum with a Line fee of $45,000 per annum payable monthly, was made by the Charles and Colinette Margerison trust, an entity related to Mr J Margerison and Mr A Margerison. The balance outstanding on this loan as at 30 June 2007 was $1,550,000 (2006: nil).

During the period an unsecured loan of $1,500,000 at an interest rate of 12% per annum, was made by the Charles and Colinette Margerison trust, an entity related to Mr J Margerison and Mr A Margerison. The balance outstanding on this loan as at 30 June 2007 was $1,430,000 (2006: nil).

During the period an unsecured loan of $800,000 at an interest rate of 12% per annum, was made by Caldy Properties Pty Ltd, a shareholder of Australian Secured Financial Limited. The balance outstanding on this loan as at 30 June 2007 was $590,000 (2006: nil).

During the period Australian Secured Investments Limited assigned seven loans to Auslink Ltd, a company owned 100% by Australian Secured Financial Limited. The total of these seven loans amounted to $1,641,184 (2006: nil).

During the period Auslink Limited paid $6,251 in legal professional fees to Davis Lawyers, a company related to Mr Paul Davis. (2006 : nil )

Australian Secured Investments Limited:

During the period an unsecured subordinated loan of $540,000 at an interest rate of 8% per annum, was made by IA Global Inc, a shareholder of Australian Secured Financial Limited. The balance outstanding on this loan as at 30 June 2007 was $181,733 (2006: nil).

During the period an unsecured subordinated loan of $50,000 at an interest rate of 8% per annum, was made by Pepper family trust, a shareholder of Australian Secured Financial Limited. The balance outstanding on this loan as at 30 June 2007 was nil (2006: nil).

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 25: Related Party Transactions (continued)

During the period an unsecured subordinated loan of $500,000 at an interest rate of 12% per annum, was made by Nvesta Pty Ltd, a shareholder of Australian Secured Financial Limited. The balance outstanding on this loan as at 30 June 2007 was $500,000 (2006: nil).

During the period an unsecured subordinated loan of $100,000 at an interest rate of 8% per annum, was made by Baddas Investments Pty Ltd, a shareholder of Australian Secured Financial Limited. The balance outstanding on this loan as at 30 June 2007 was nil (2006: nil).

During the period an unsecured subordinated loan of $280,000 at an interest rate of 8% per annum, was made by McFraui Pty Ltd, a shareholder of Australian Secured Financial Limited. The balance outstanding on this loan as at 30 June 2007 was nil (2006: nil).

During the period an unsecured subordinated loan of $500,000 at an interest rate of 11% per annum, was made by Baildon Pty Ltd, a company related to Mr J Margerison and Mr A Margerison. The balance outstanding on this loan as at 30 June 2007 was $500,000 (2006: nil).

During the period Australian Secured Investments Limited assigned seven loans to Auslink Ltd, a company owned 100% by Australian Secured Financial Limited. The total of these seven loans amounted to $1,641,184 (2006: nil).

During the period Australian Secured Investments Limited assigned two loans to DJ Capital Solutions Ltd, a company related to Mr John Margerison and Mr Jonathan Pepper. The total of these two loans amounted to $3,780,045 (2006: $2,635,166 for three loans).

Australian Secured Investments Limited paid $1,407,318 to DJ Capital Pty Ltd, a company related to Mr John Margerison and Mr Jonathan Pepper for management fees in relation to operating expenses for the year ended 30 June 2007.

During the period Australian Secured Investments Limited paid $226,231.30 in legal professional fees (a significant proportion of which was on charged in loan service fees) to Davis Lawyers, a company related to Mr Paul Davis (2006: $62,136).

ADJ Services Pty Ltd

During the year ADJ Services Pty Ltd paid $114,000 (2006: Nil) to DJ Capital Pty Ltd, a company associated with directors Mr John Margerison, Mr Alan Margerison and Mr Jonathan Pepper, in management fees for services rendered.

Legal fees of $399 (2006: Nil) were paid to Davis Lawyers a company related to Mr Paul Davis.

During the year ADJ Services Pty Ltd received the amount of $500 (2006: Nil) from the Charles and Colinette Margerison trust, an entity related to Mr J Margerison and Mr A Margerison. This fee was for administration services provided.

During the year ADJ Services Pty Ltd received the amount of $154 (2006: Nil) from the Nursing Home trust, an entity related to Mr J Margerison and Mr A Margerison. This fee was for administration services provided.

During the year ADJ Services Pty Ltd received the amount of $100 (2006: Nil) from American Capital Reserve Pty Ltd, an entity related to Mr J Margerison, Mr J Pepper and Mr A Margerison. This fee was for administration services provided.

During the year ADJ Services Pty Ltd received the amount of $9,090 (2006: Nil) from Loanbase Pty Ltd, an entity related to Mr J Margerison and Mr A Margerison. This fee was for administration services provided.

During the year ADJ Services Pty Ltd received the amount of $25,000 (2006: Nil) from McFraui Pty Ltd, an entity related to Mr J Margerison. This fee was for administration services provided.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 26: Financial Instruments

a.	Financial Risk Management
The company’s financial instruments consist mainly of deposits with banks, loans and advances to customers, promissory notes and other liabilities (debentures).
The main purpose of non-derivative financial instruments is to raise finance for company operations.
The company does not have any derivative instruments at 30 June 2007.
	i.	Treasury Risk Management

An investment and credit committee consisting of senior executives of the company meet on a regular basis to analyse interest rate exposure and to evaluate treasury management strategies in the context of the most recent economic conditions and forecasts.

	ii.	Financial Risks
The main risks the company is exposed to through its financial instruments are interest rate risk, liquidity risk and credit risk.
	iii.	Interest rate risk

Interest rate risk is managed through the issuing of debentures of various terms ranging from one month to five years at fixed rates, with loans issued to customers being short term ranging from one to six months. For further details on interest rate risk refer to Note 26(b).

	iv.	Foreign currency risk
The company is not exposed to fluctuations in foreign currencies.
	v.	Liquidity risk

The company manages liquidity risk by monitoring forecast cash flows and ensuring that adequate unutilised borrowing facilities are maintained. The Board of Directors also ensures that sufficient Net Tangible Assets and Surplus Liquid Funds are maintained at all times.

	vi.	Credit risk

The maximum exposure to credit risk, excluding the value of any collateral or other security, at balance date to recognised financial assets, is the carrying amount, net of any provisions for impairment of those assets, as disclosed in the balance sheet and notes to the financial statements.

The company does not have any material credit risk exposure to any single receivable or group of receivables under financial instruments entered into by the economic entity.
	vii.	Price risk The company is not exposed to any material commodity price risk.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

b.	Interest Rate Risk

The economic entity’s exposure to interest rate risk, which is the risk that a financial instrument’s value will fluctuate as a result of changes in market interest rates and the effective weighted average interest rates on those financial assets and financial liabilities, is as follows:

	Weighted Average Effective Interest Rate				Fixed Interest Rate Maturing
			Floating Interest Rate		Within 1 Year		1 to 5 Years
	2007%	2006%	2007 $	2006 $	2007 $	2006 $	2007 $	2006 $
Financial Assets:
Cash and cash equivalents	6.10	5.64	473,675	2,414,592	1,500,000	1,500,000	-	-
Receivables	-	-	-	-	-	-	-	-
Loans	20.16	17.48	30,905,341	22,166,613	-	-	-	-
Total Financial Assets			31,379,016	24,581,205	1,500,000	1,500,000	-	-
Financial Liabilities: Tax Liability	-	-	-	-	-	-	-	-
Subordinated debt	10.27	-	-	-	1,181,733	-	-	-
Loans	11.10	10.00	-	-	-	-	5,830,000	1,400,000
Payables	-	-	-	-	-	-	-	-
Debentures	8.53	8.04	-	-	17,740,324	21,897,146	6,412,361	928,008
Total Financial Liabilities			-	-	18,922,057	21,897,146	12,242,361	2,328,008

	Non-interest Bearing		Total
	2007 $	2006 $	2007 $	2006 $
Financial Assets:
Cash and cash equivalents	-	200	1,973,875	3,914,792
Receivables	113,687	171,716	113,687	171,716
Loans	-	-	30,905,341	22,166,613
Total Financial Assets	113,687	171,916	32,992,903	26,253,121
Financial Liabilities:
Tax liability	136,502	287,295	136,502	287,295
Subordinated debt	-	-	1,181,733	-
Loans	-	-	5,830,000	1,400,000
Payables	1,969,242	1,102,436	1,969,242	1,102,436
Debentures	-	-	24,152,685	22,825,154
Total Financial Liabilities	2,105,744	1,389,731	33,270,162	25,614,885

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

c.	Net Fair Values

The net fair values of assets and liabilities approximate there carrying their carrying value. The aggregate net fair values and carrying amounts of financial assets and financial liabilities are disclosed in the Balance Sheet and in the Notes to the Financial Statements.

Note 27: Financial Institution Disclosures

a.	Average Balance Sheet and Related Interest

	Average balance		Interest		Average rate
	$	$	$	$	%	%
	30 June 2007	30 June 2006	30 June 2007	30 June 2006	30 June 2007	30 June 2006
Assets
Cash	2,944,334	3,914,792	447,494	-	6.10	5.64
Loans	26,535,977	22,166,613	4,911,484	-	20.16	17.48
	29,480,311	26,081,405	5,358,978	-
Liabilities
Promissory notes and other liabilities evidenced by paper	27,694,786	24,225,154	2,343,088	-	8.53	8.04
	27,694,786	24,225,154	2,343,088	-	-	-

b.	Concentration of assets, liabilities and off balance sheet items

Geographical

	N.S.W		QLD		VIC		W.A		Other
	$	$	$	$	$	$	$	$	$	$
On balance sheet	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Assets – loans	5,025,072	8,108,118	15,390,966	12,405,124	9,193,300	1,351,818	698,039	-	597,964	301,553
	5,025,072	8,108,118	15,390,966	12,405,124	9,193,300	1,351,818	698,039	-	597,964	301,553

Liabilities – Debentures	13,724,813	15,332,780	2,313,202	1,547,783	3,810,125	3,134,296	1,764,642	1,356,122	2,539,903	1,454,173
Liabilities – Loans	-	-	5,830,000	1,400,000	-	-	-	-	-	-
Liabilities – Subordinated debt	-	-	1,000,000	-	-	-	-	-	181,733	-
	13,724,813	15,332,780	9,143,202	2,947,783	3,810,125	3,134,296	1,764,642	1,356,122	2,721,636	1,454,173

Australian Secured Financial Limited and its controlled entities do not keep any off balance sheet assets or liabilities. There are no other significant concentrations of assets and liabilities related to particular industries/customer groups or foreign currency.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

c.	Maturities of Assets and Liabilities

Repayment dates

Assets:

	2007 $	2006 $	2007 $	2006 $	2007 $	2006 $
	Up to 3 months	Up to 3 months	3 months to 1 year	3 months to 1 year	1 year to 5 years	1 year to 5 years
Assets
Cash	473,875	2,414,792	-	1,500,000	1,500,000	-
Receivables	113,687	171,716	-	-	-	-
Loans	26,116,464	16,301,841	4,729,480	5,864,772	59,397	-
	26,704,026	18,888,349	4,729,480	7,364,772	1,559,397	-
Liabilities
Interest-bearing liabilities	12,450,378	3,706,609	11,995,183	18,190,537	6,718,857	-
Payables	1,969,242	1,102,436	-	-	-	2,328,008
	14,419,620	4,809,045	11,995,183	18,190,537	6,718,857	2,328,008

d.	Losses on loans and advances

Australian Secured Financial Limited’s subsidiary Australian Secured Investments Limited credit committee analyses all loans on a monthly basis and any loans or portions of loans which are deemed uncollectible are reported to the board of directors. The board will direct the accounting department of such details. The uncollectible monies outstanding on the loan will then be recognised as an expense and the loan balance reduced to its fair value. During the period Auslink Limited recorded Impairment losses on three loans recognised and current at 30 June 2007 amounted to $294,489 (2006: nil).

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 28: Change in Accounting Policy

a.	The company has adopted the following Accounting Standards for application on or after 1 January 2005:
AASB 132: Financial Instruments: Disclosure and Presentation
AASB 139: Financial Instruments: Recognition and Measurement
The changes resulting from the adoption of AASB 132 relate primarily to increased disclosures required under the standard and do not affect the value of amounts reported in the financial statements.

The adoption of AASB 139 has resulted in no material differences in the recognition and measurement of the group’s financial instruments. The group has elected to adjust comparative information resulting from the introduction of AASB 139 as permitted under the transitional provisions of this standard. As such, AeIFRS have been applied to comparative information. Adjustments that have resulted due to the introduction to AASB 139 have been applied retrospectively as included in Note 2 of this report.

b.

Statement of Compliance

The financial report complies with Australian Accounting Standards which include Australian equivalents to International Financial Reporting Standards (“AIFRS”). This ensures that the financial report also complies with International Financial Reporting Standards (“IFRS”).

c.

Application of accounting standards and Australian Accounting Interpretations

Certain new accounting standards and interpretations have been published that are not mandatory for 30 June 2007. The directors’ assessment of the impact of the new standards and amendments (to the extent relevant to the Company) and interpretations is set out below:

•      AASB 7 “Financial Instruments: Disclosures”,

•      AASB 101 “Presentation of Financial Statements”,

•      AASB 2005-10 “Amendments to Australian Accounting Standards” [AASB101,AASB 115, AASB 117, AASB 133, AASB 139, AASB 1, AASB 4, AASB 1023 & AASB 1038],

•      AASB 2007-4 “Amendments to Australian Accounting Standards arising from ED 151 and Other Amendments” [AASB1, 2, 3, 4, 5, 6, 7, 102, 114, 116, 117, 118, 119, 120, 121, 127, 128, 129, 130, 131, 132, 133, 134, 136, 137, 138, 139, 141, 1023 & 1038] and

•      AASB 2007-6 “Amendments to Australian Accounting Standards arising from AASB 123” [AASB 1, AASB 101, AASB 107, AASB 111, AASB 116 & AASB 138 and Interpretations 1 & 12]

•      AASB 8 “Operating Segments” and AASB 2007-3 “Amendments to Australian Accounting Standards arising from AASB 8 “[AASB 5, AASB 6, AASB 102, AASB 107, AASB 119, AASB 127, AASB 134, AASB 136, AASB 1023 & AASB 1038]”

•      AASB 2007-7 “Amendments to Australian Accounting Standards [AASB 1, AASB 2, AASB 4, AASB 5, AASB 107 & AASB 128]”.

AASB 7, AASB 2005-10, AASB 8, AASB 2007-3 and AASB 2007-7 are applicable to annual reporting periods beginning on or after 1 January 2007. AASB 2007-4 and AASB 2007-6 are applicable to annual reporting periods beginning on or after 1 July 2007 and 1 January 2009 respectively. The company has not adopted these standards early. Application of these standards will not affect any of the amounts recognised in the financial statements, but will impact the type of information disclosed in relation to the Company’s financial instruments.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2007

(in Australian $’s)

Note 29: Company Details

The registered office of the company is:

Australian Secured Financial Limited

Level 1

Corporate Centre

2 Corporate Court

BUNDALL QLD 4217

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

DIRECTORS’ DECLARATION

The directors of the company declare that:

1.	The financial statements and notes, as set out in page 6 to 32, are in accordance with the Corporations Act 2001:
	a.	comply with Accounting Standards and the Corporations Regulations 2001; and
	b.	give a true and fair view of the financial position as at 30 June 2007 and of the performance for the period ended on that date of the company and economic entity.
2.	In the directors’ opinion there are reasonable grounds to believe that the company will be able to pay its debts as and when they become due and payable.

This declaration is made in accordance with a resolution of the Board of Directors.

Director	/s/ Alan Margerison

Alan Margerison

Dated this 15th day of October, 2007

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

INDEPENDENT AUDITOR’S REPORT TO THE MEMBERS OF

AUSTRALIAN SECURED FINANCIAL LIMITED

Report on the financial report

We have audited the accompanying financial report of Australian Secured Financial Limited (the company) and Australian Secured Financial Limited and Controlled Entities (the consolidated entity), which comprises the balance sheet as at 30 June 2007, and the income statement, statement of changes in equity and cash flow statement for the year ended on that date, a summary of significant accounting policies and other explanatory notes and the directors’ declaration of the consolidated entity comprising the company and the entities it controlled at the year’s end or from time to time during the financial year.

Directors’ responsibility for the financial report

The directors of the company are responsible for the preparation and fair presentation of the financial report in accordance with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Act 2001. This responsibility includes establishing and maintaining internal control relevant to the preparation and fair presentation of the financial report that is free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances. In Note 28b, the directors also state, in accordance with Accounting Standard AASB 101: ‘Presentation of Financial Statements’, that compliance with the Australian equivalents to International Financial Reporting Standards (IFRS) ensures that the financial report, comprising the financial statements and notes, complies with IFRS.

Auditor’s responsibility

Our responsibility is to express an opinion on the financial report based on our audit. We conducted our audit in accordance with Australian Auditing Standards. Australian Auditing Standards do not differ in any significant respect with the audit standards of the Public Company Accounting Oversight Board (United States). These Auditing Standards require that we comply with relevant ethical requirements relating to audit engagements and plan and perform the audit to obtain reasonable assurance whether the financial report is free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial report. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial report, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial report in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of accounting estimates made by the directors, as well as evaluating the overall presentation of the financial report.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Independence

In conducting our audit, we have complied with the independence requirements of the Corporations Act 2001. We confirm that the independence declaration required by the Corporations Act 2001, provided to the directors of Australian Secured Financial Limited on xx October 2007, would be in the same terms if provided to the directors as at the date of this auditor’s report.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and Controlled Entities

Auditor’s Opinion

In our opinion:

a.	the financial report of Australian Secured Financial Limited and Australian Secured Financial Limited and Controlled Entities is in accordance with the Corporations Act 2001, including:
(i) giving a true and fair view of the company’s and consolidated entity’s financial position as at 30 June 2007 and of their performance for the year ended on that date; and
(ii) complying with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Regulations 2001.
b.	the financial report also complies with International Financial Reporting Standards as disclosed in Note 28b.

Bentleys MRI Brisbane Partnership

Chartered Accountants

/s/ PM Power

PM Power

Partner

Date

Level 26, 10 Eagle Street

BRISBANE QLD 4001

Dated this	16th day of October 2007

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IA GLOBAL, INC.

Date: December 31, 2007             By: /s/ Derek Schneideman
                                        ---------------------
                                        Derek Schneideman
                                        Chief Executive Officer and
                                        Director

                                    By: /s/  Mark Scott
                                        ---------------
                                        Mark Scott
                                        Chief Operating and Financial Officer,
                                        Director and Secretary