Form 10-K
period 2007-12-31
IA GLOBAL INC
filed 2008-04-15
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

         Indicate by check mark if the registrant is a well-known issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes |_|   No |X|

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes |_|   No |X|

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes |X|   No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [ ]

         Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act.
         Large accelerated filer |_|      Accelerated filer         |_|
         Non-accelerated filer   |_|      Smaller reporting company |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                Yes |_|   No |X|

         The aggregate market value of the common equity held by non-affiliates of the registrant as of April 11, 2008 was approximately $20,157,238.

         The number of shares of the registrant's common stock outstanding as of
April 11, 2008: 164,675,643 shares of Common stock.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities .........................  12

Item 6.  Selected Financial Data ...........................................  15

Item 7.  Management's Discussion and Analysis of Financial Condition

Item 9.  Changes in and Disagreements With Accountants on Accounting

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance ............  28

Item 11. Executive Compensation ............................................  32

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters ....................  46

Item 13. Certain Relationships and Related Transactions,
         and Director Independence .........................................  48

Item 14. Principal Accounting Fees and Services ............................  50

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules ...........................  51

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

         Certain information in this Annual Report on Form 10-K is expressed in
Japanese Yen and the Australian Dollar. At December 31, 2007, the exchange rate for the Japanese Yen was US $1= Yen [112.050] and the US $1= Australian
$[1.1384]. In this Form 10K, at "current exchange rates" is defined as the exchange rates as of the date of the transaction.

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

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company and our Business

         IA Global is a strategic holding company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         To realize this plan, in FY 2007/8 and 2008/9 the company is actively expanding investments in the business process outsourcing, human capital and resources, and B2B sectors. These sectors demonstrate long-term prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, the company is expanding its reach to encompass Hong
Kong/China, the Philippines/Singapore, and India and the outstanding growth opportunities and synergies these markets present.

         IA Global takes a long-term "Buy to Hold" approach to its acquisitions and partnerships. It is built on the belief that our people, combining pragmatic hands-on management with extensive operations and financial experience, have the expertise to grow the businesses we invest in, to optimize their potential and provide increasing returns on investment over the long run. IA Global has acquired a select portfolio of investments in Japan, Australia and the
Philippines/Singapore area, targeted and developed with a sharp eye for producing outstanding growth and profitability. This has laid the foundation for an aggressive medium term plan to establish a broad network of complementary subsidiaries and majority-owned investments in the greater Pacific Rim region.

Business Process Outsourcing

         In Japan, IA Global is 100% owner of Global Hotline, a Business Process
Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications and insurance products.
Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of December 31, 2007, Global
Hotline employed 839 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift Resources, LLC, a multi-service call center operation on April 10, 2008. In addition, we signed a term sheet to acquire 100% of Asia Premier Executive Suites, Inc., a multi-service call center operation which is expected to close in April 2008, subject to the closing of financing.

Human Capital and Resources

         During August 2007, the company closed two equity investments. During
December 2007, the company signed a binding term sheet to acquire 80% of a
Japanese recruiting company, subject to the closing of financing. These investments provide "human capital" services in the human resources sector, a sector which offers excellent growth opportunities throughout the Asia Pacific region. IA Global continues to seek additional companies and partnerships in the staffing, training, employee/ organization evaluation and assessments business throughout the region, but with a focus on Japan. Linking these investments in a network under the IA Global umbrella will generate synergies of expertise and resources, creating a regional value-chain of services to further drive aggressive growth. Our investments in Human Capital and Resources are as follows:

         On December 20, 2007, IA Global entered into a binding term sheet agreement to acquire 80% of Esprit Co Ltd, a Tokyo, Japan based company, subject to the closing of financing. Established in Tokyo in 2006, Esprit Co Ltd brings new recruiting expertise in the financial, automotive, fashion goods, and medical markets.

         IA Global has a 25% stake in GPlus Media Co Ltd ("GPlus"). GPlus is a
Japan based corporation with offices in Tokyo, Japan, Hong Kong and Shanghai,
China. GPlus owns and operates several of Japan's best known English-Japanese websites, including GaijinPot.com, and Ecentral.jp, the official jobsite of the
American Chamber of Commerce in Japan. GPlus also operates CareerEngine.org, which is a powerful network of jobsites with partners who include
ShanghaiExpat.com, the American Chambers of Commerce in Shanghai and Hong Kong,
as well as the Canada China Business Council.

         IA Global has a 20.25% equity investment in Slate Consulting Co Ltd
("Slate"). Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo, Hong Kong, Surrey, Canada; a call center in
Manila, Philippines; and an early stage call center in Bucharest, Romania.

Other Equity Investments

         In Australia, the company has a 36% stake in Australian Secured
Financial Limited and its affiliates, Ausec Finance Limited, ADJ Services Pty
Ltd. and Auslink Ltd (collectively, "ASFL"), which raises funds through the issuance of private loans and bank debt within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

Corporate Information

         The company was incorporated in Delaware on November 12, 1998. The company's executive offices are located at 101 California Street, Suite 2450,
San Francisco, CA 94111, with its operating units being located primarily in
Japan, China, the Philippines, Hong Kong and Australia. The company's telephone number is (415) 946-8828 and its primary website is located at
www.iaglobalinc.com. The information on our website is not a part of this Form
10-K.

The Company's Common stock

         The company's common stock trades on the American Stock Exchange
("AMEX") under the symbol "IAO."

INDUSTRY OVERVIEW

         The Asian markets have been growing at a swift pace in recent years and this growth is expected to continue into the foreseeable future. The growth is based on a shift in economic activity from Europe and North America to the Asian markets and a growth in intra-Asian economic activity. The growth of a generally affluent middle class within most Asian countries is driving demand for an increasing spread of goods and services, particularly in the 20 -35 year old age demographic. Although much attention has been given to China and India, Japan continues to be the second largest economy in the world. These and other factors are contributing to the continued growth of our existing investments and present us with an increasing number of quality investment opportunities.

         Our principal Japanese subsidiary, Global Hotline is demonstrating significant growth. This growth trajectory is being driven by the ongoing improvements in the Japanese economy, consistent year on year growth in targeted areas of the telecommunications and insurance industries, higher disposable incomes, and the expanding senior citizen demographic.

         Annual sales for the Japanese telecommunication industry were estimated at $137 billion in 2004, the most recent available information. Further growth is being fueled by increased broadband, networking, and cell phone usage. Also, recent changes in regulations affecting Japan's telecommunications market has spurred strong competition between carriers. Similar to the US market, Japanese consumers can now retain usage of their existing telephone numbers while easily changing their telecommunications service supplier.

         Annual sales for the Japanese insurance market were estimated at $242 billion in 2003, the most recent available information. The aging of the
Japanese population and limited government sponsored long-term and national care insurance has resulted in a growing demand for all types of insurance products.
Japanese consumers purchase multiple policies to cover risks such as medical, cancer, and life and renew these policies annually.

KEY MARKET OPPORTUNITIES

         Our key market opportunities are as follows:

         - We intend to aggressively grow our existing business entities during
FY 2007/8 and 2008/9.

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

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks related to our need for additional financing, our level of indebtedness, our ASFL investment, our American Stock
Exchange ("AMEX") listing, our controlling shareholder groups, the sale of significant numbers of our shares, a volatile market price for our common stock, our Global Hotline business and our mergers and acquisitions and other matters.
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

COMPETITION

         Global Hotline operates in a competitive market segment. Our competitive advantage is our ability to successfully operate multiple call centers that undertake telemarketing of telecommunications products and services, and a range of insurance products and services. Global Hotline faces competition from Hikari Tsushin, Moshi-Moshi Hotline and Prestige International.
Because each of these competitors is a telemarketer like Global Hotline, there is no significant difference in price or quality of the products Global Hotline offers compared with the competition. Therefore, customer service, industry reputation and relationships are the key basis on which Global Hotline competes for business.

GEOGRAPHICAL MARKETS

         Global Hotline currently operates only in Japan, but is considering an expansion of its operations in the Asia region. ASFL operates in Australia.
GPlus is a Japan based corporation with offices in Tokyo, Japan, Hong Kong and
Shanghai, China. Slate is a Japan based corporation with operations and business entities in Tokyo, Hong Kong, Surrey, Canada; a call center in Manila,
Philippines; an early stage call center in Bucharest, Romania.

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

LICENSES

         We have no licenses as of December 31, 2007.

EMPLOYEES

         As of December 31, 2007, we had 373 full-time and 468 part-time employees. Most employees were based in Japan. The Chief Executive Officer is based in Japan and the Chief Operating and Financial Officer is based out of offices in the United States.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

         We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F
Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at
http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at
http://www.iaglobalinc.com that provides additional information about our company and links to documents we file with the SEC. The company's charters for the Audit Committee, the Compensation Committee, and the Nominating Committee;
and the Code of Conduct & Ethics are also available on the company's website.

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
Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, projections of revenues and profitability, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

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

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of IA Global, Inc. Global
Hotline and its subsidiaries, to acquire businesses, make equity investments and maintain the $6 million in stockholder's equity required to maintain our AMEX listing. There can be no assurance that we will be able to secure additional funding or that if such funding is available, whether the terms or conditions would be acceptable to us, our major shareholders or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY
ADVERSELY AFFECT OPERATIONS AND LIMIT OUR GROWTH.

         At December 31, 2007, we have current and long-term indebtedness of
$17.7 million. However, we will need to incur additional indebtedness and amend our debt indebtedness in order to fund a portion of current operation and acquire businesses. In addition, we are seeking to refinance some of outstanding loans on more favorable terms to the company, but may not be successful. See also our risk factor "We will need additional financing to support our operations and acquire businesses," above.

WE ARE EXPOSED TO CHANGES IN THE AUSTRALIAN FINANCE INDUSTRY

         The Australian finance industry is experiencing significant change. We own 36% of ASFL which raises funds through the issuance of bank debt in
Australia and provides short term, secured, real property loans to businesses or investors in Australia. ASFL may be affected by the following factors that would impact its ability to operate as a short term lender in Australia and could impair our investment.

         o Risks related to mortgage lending, including customers may not be able to repay the loans, the value of the underlying security may decline, ASFL is reliant on property valuations to ensure collectibility of the loans and we rely on customers maintaining adequate insurance on the real property;

         o Risks related to world-wide mortgage lending;

         o Decreased market demand for high interest loans;

         o The bank line of credit used to fund the business could be terminated;

         o Market perception of ASFL and ASFL's competitors may have a major impact on ASFL's reputation as well;

         o General economic conditions and changes in interest rates;

         o The loan portfolio is concentrated in a small number of significant loans;

         o New competitors;

         o Decreased pricing;

         o Litigation risk; and o Loss of key personnel.

         The ASFL business is also dependent upon their ability to operate efficiently by maintaining tight control on cash flows and raising funds from private investors or a bank line of credit. Any change in these factors could adversely affect their ability to operate as a short term lender in Australia.
This could have a material adverse effect on ASFL's business, prospects, financial condition and results of operations.

OUR STOCKHOLDERS' EQUITY MUST EXCEED $6 MILLION TO MAINTAIN OUR LISTING ON THE
AMERICAN STOCK EXCHANGE

         As of December 31, 2007, we were not in compliance with the AMEX continued listing standards with stockholders' equity in excess of $6 million and our common stock continues to trade on AMEX. To maintain this listing, we must maintain stockholders' equity of $6 million. As of March 31, 2008, we expect to be in compliance with this standard.

         We anticipate that we will maintain our AMEX listing. However, if our common stock were to be de-listed by AMEX, we believe that our stock would continue to be traded as a bulletin board stock. If we do not maintain our AMEX listing it would materially affect the ability of our shareholders to dispose of their shares of Common stock, reduce the liquidity of their investment and affect our ability to obtain financing to support future operations and acquisitions.

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of April 11, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma,
Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae
(collectively, the "Controlling Shareholders") and Derek Schneideman
collectively hold approximately 47.1% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority,
7,666,679 shares of our common stock issuable upon conversion of the convertible debentures and 627,900 shares of treasury stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group"
for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo
Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the company has sole voting power and dispositive power with respect to 77,613,470 shares of common stock or approximately 47.1% of the outstanding shares of common stock of the company for all of the company's 2008 shareholder meetings pursuant to a proxy granted on
February 21, 2008.

         IAJ could cause a change of control of our board of directors by electing candidates of its choice to the board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Delaware law, IAJ has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of the company, which in turn could adversely affect the market price of our common stock.

         As of April 11, 2008, the previous shareholders of ASFL control approximately 23.3% of our common stock.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE
PRICE OF OUR COMMON STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of April 11, 2008, 164.7 million shares of common stock were outstanding. Significant shares of common stock are held by our principal shareholders, other company insiders and other large shareholders.
As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144"))
of the company, our principal shareholders, other company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with
Rule 144.

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

         o Issuance or repayment of debt or convertible debt for general or merger and acquisition purposes,

         o Investor relation activities,

         o Announcements of technological innovations,

         o New product introductions by us or our competitors,

         o Competitive activities,

         o Additions or departures of key personnel,

         o Issuance of loans to customers or related or affiliated parties,

         o General market and economic conditions,

         o Defending significant litigation, and

         o Foreign exchange gains and losses.

         These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

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

         o The business has a concentration with five major customers;

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

         o Loss of key personnel.

         Our business is dependent upon our ability to operate efficiently by maintaining tight control on cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a telemarketer of telecommunications and insurance products in Japan. This could result in inadequate cash flow for operations and debt repayments, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE WILL ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND
DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN
EXPECTED.

         In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed acquisitions during early 2004, August 2004, March 2004, June 2004, June 2005 and October 2007 and signed an acquisition agreement in October 2007, which was subsequently terminated; we invested in a joint venture in July 2004; we made an equity investment in October 2006 and two in August 2007; we sold businesses in
December 2004, May 2005, July 2005 and April 2006; and we divested a joint venture interest in October 2004. Such transactions are accompanied by a number of risks, including:

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

         From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If a divestiture such as this does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

         o Effectively transfer liabilities, contracts, facilities and employees to any purchaser,

         o Identify and separate the intellectual property to be divested from the intellectual property that we wish to retain,

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

THE COMPANY COULD BE EXPOSED TO LEGAL CLAIMS.

         We could be exposed to legal claims. Currently, there are no pending legal proceedings against us that will have a material adverse effect on our cash flows, financial condition or results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

         Our executive offices are currently located at 101 California Street,
Suite 2450, San Francisco, CA 94111. The office is leased renewable on a month to month basis for $300 per month effective March 15, 2007. We maintain a regional office in Atlanta, Georgia. The office is leased on a month to month basis for $525 per month effective April 1, 2007. We maintain a regional office in Tampa, Florida. The office is leased on a month to month basis for $211 per month effective March 15, 2007.

         A summary of material Global Hotline property leases is as follows:

                                    Total                                  Monthly           Lease           Termination
          Location               Sq. Meters          Description           Payment           Term               Clause
------------------------------   ----------   -------------------------   ---------   --------------------   -----------
Tokyo office and call center 1    538.27 m2   Headquarters, Call center   $  21,874    5/8/2006-5/7/2008       6 months
     Tokyo call center 2          426.00 m2          Call center             33,951    7/1/2007-6/30/2009      6 months
     Tokyo call center 3          403.00 m2          Call center             18,260   12/1/2007-11/30/2009     6 months
     Tokyo call center 4          571.65 m2          Call center             39,238   1/1/2007-12/31/2008      6 months
     Tokyo call center 5           1,276.15          Call center             43,064   6/18/2007-6/17/2010      6 months
     Osaka call center 6           980.298           Call center             34,465   5/07/2007-7/31/2009      6 months
     Osaka call center 6          500.84 m2          Call center             16,856   10/1/2007-9/30/2009      6 months
                                                                          ---------
                                                                          $ 207,709
                                                                          =========

ITEM 3.  LEGAL PROCEEDINGS

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

         QUARTER ENDED                        HIGH            LOW
         -------------                        ----            ---
         March 31, 2007                      $0.400          $0.080
         June 30, 2007                       $0.650          $0.260
         September 30, 2007                  $0.550          $0.340
         December 31, 2007                   $0.520          $0.240

         March 31, 2006                      $0.370          $0.260
         June 30, 2006                       $0.370          $0.170
         September 30, 2006                  $0.140          $0.250
         December 31, 2006                   $0.100          $0.240

         As of April 11, 2008, the closing price of the company's common stock was $.26 per share. As of April 11, 2008, there were 164,675,643 shares of common stock outstanding held by approximately 219 stockholders of record. The number of stockholders, including beneficial owners holding shares through nominee names is approximately 1,500.

DIVIDEND POLICY

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

Sales of Shares of Common stock

         During November and December 2007, $450,000 of debentures was converted into 1,500,002 shares of common stock. As of December 31, 2007, we have
8,000,003 shares of common stock reserved for the conversion of the debentures on or before June 28, 2008.

         During November and December 2007, we sold 642,422 shares of our common stock in private placements for $179,878 or approximately $.28 per share. We incurred a fee of $14,390 in conjunction with the private placements. We agreed to register the shares within six months of the closing of the private placement. In addition, on April 1, 2008, we issued warrants for 62,243 shares of common stock. The warrants are exercisable at $.28 per share and expire five
(5) years after the closing of the private placement. The shares of common stock were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or
Regulation D promulgated under the Securities Act.

Share Repurchase Program

         The following information summarizes the 2007 activity related to our share repurchase plan:

                                                                                   Total No. of        Maximum No. of
                                                                                 Share Purchased     Shares that can be
                                             Total No. of    Ave. Price Paid   as part of Publicly     Purchased Under
             Period (1)                   Shares Purchases     Per Share         Announced Plan          the Plan
---------------------------------------   ----------------   ---------------   -------------------   ------------------
April 2, 2007- April 30, 2007 .........       1,866,355          $ 0.251            1,866,355
July 1, 2007-July 31, 2007 ............          30,000            0.398               30,000
August 1, 2007- August 31, 2007 .......         135,000            0.437              135,000
September 1, 2007- September 30, 2007 .          60,000            0.481               60,000
October 1, 2007- October 31, 2007 .....          15,000            0.478               15,000
November 1, 2007- November 30, 2007 ...          31,500            0.427               31,500
December 1, 2007- December 31, 2007 ...         516,400            0.347              516,400
                                          ----------------   ---------------    ------------------   ------------------

Total .................................       2,654,255          $ 0.281            2,654,255             4,000,000

Transfer to Slate Consulting Co Ltd (2)      (2,026,355)         $(0.267)
                                          ----------------   ---------------   -------------------   ------------------

Total as of Decmeber 31, 2007 .........         627,900          $ 0.323            2,654,255             4,000,000
                                          ================   ===============   ===================   ==================

(1) On March 22, 2007, IA Global's Board of Directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2,
2007. There were no purchases during May or June 2007.

(2) Shares transferred to Slate Consulting Co Ltd as of December 31, 2007
related to the equity investment that closed on August 24, 2007.

                          STOCK PRICE PERFORMANCE GRAPH
                             2007 PERFORMANCE GRAPH
                      COMPARISON OF CUMULATIVE TOTAL RETURN

         The following graph shows the cumulative total stockholder return on our common stock over the period from December 31, 2002 to December 31, 2007, as compared with that of the AMEX Composite Index and the Russell Microcap Index
Without Dividend, based on an initial investment of $100 in each on December 31,
2002.

         Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends.
Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent the company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

                         12/31/2002   12/31/2003   12/31/2004   12/31/2005   12/31/2006   12/31/2007
                         ----------   ----------   ----------   ----------   ----------   ----------
IA Global, Inc.          $   100.00   $   337.50   $   487.50   $   400.00   $   175.00   $   362.50

AMEX Composite Index     $   100.00   $   142.36   $   173.99   $   213.38   $   249.45   $   292.29

Russell Microcap Index   $   100.00   $   164.41   $   185.88   $   188.65   $   217.70   $   198.12

ITEM 6.  SELECTED FINANCIAL DATA

         In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the five years ended December 31, 2007. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's
Discussion and Analysis of Financial Condition and Results of Operations.

                                    Summarized Quarterly Financial Data (Unaudited)
(in thousands)
                                                                                    Quarter Ended
                                                                ------------------------------------------------------
                                                    Total       December 31   September 30      June 30       March 31
                                                  --------      -----------   ------------     --------       --------
Year Ended December 31, 2007
----------------------------
Revenue ....................................      $ 29,136       $ 10,667       $  6,461       $  5,515       $  6,493
Gross profit ...............................        21,112          7,481          4,261          3,873          5,497
Net loss from continuing operations ........        (8,149)        (1,557)        (3,621)        (2,127)          (844)
Net loss ...................................        (8,259)        (1,667)        (3,621)        (2,127)          (844)
                                                  --------       --------       --------       --------       --------
Basic and diluted net loss per share (1) ...      $  (0.05)      $  (0.01)      $  (0.02)      $  (0.01)      $   0.01
                                                  ========       ========       ========       ========       ========

      (1) Immaterial discontinued operations of $110,000 for 2007 are not presented.

Year Ended December 31, 2006
----------------------------
Revenue ....................................      $ 19,139       $  7,742       $  4,483       $  3,243       $  3,671
Gross profit ...............................        16,244          7,778          3,879          2,435          2,152
Net (loss) profit from continuing operations        (3,977)           547         (1,179)        (1,882)        (1,463)
Gain (loss)  from discontinued operations ..           207           (332)             -            463             76
Net (loss) profit ..........................        (3,770)           215         (1,179)        (1,419)        (1,387)

Basic net (loss) profit per share from
  continuing operations ....................      $  (0.04)      $   0.01       $  (0.01)      $  (0.02)      $  (0.01)
Basic net (loss) profit per share from
  discontinued operations ..................             -              -              -              -              -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.03)      $      -       $  (0.01)      $  (0.01)      $  (0.01)
                                                  ========       ========       ========       ========       ========

Diluted net (loss) profit per share from
  continuing operations ....................      $  (0.04)      $      -       $  (0.01)      $  (0.02)      $  (0.01)
Diluted net (loss) profit per share from
  discontinued operations ..................             -              -              -              -              -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.03)      $      -       $  (0.01)      $  (0.01)      $  (0.01)
                                                  ========       ========       ========       ========       ========

Year Ended December 31, 2005
----------------------------
Revenue ....................................      $ 15,745       $  7,746       $  7,106       $    893       $      -
Gross profit ...............................        10,174          4,728          4,980            466              -
Net (loss) profit from continuing operations          (686)          (510)           571           (463)          (284)
(Loss) profit  from discontinued operations         (1,385)          (860)           162           (427)          (260)
Net profit (loss) ..........................        (2,071)        (1,370)           734           (891)          (544)

Basic net (loss) profit per share from
  continuing operations ....................      $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $      -
Basic net (loss) profit per share from
  discontinued operations ..................         (0.01)             -              -          (0.01)             -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.02)      $  (0.01)      $   0.01       $  (0.01)      $  (0.01)
                                                  ========       ========       ========       ========       ========

Diluted net (loss) profit per share from
  continuing operations ....................      $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $      -
Diluted net (loss) profit per share from
  discontinued operations ..................         (0.02)         (0.01)             -          (0.01)             -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.02)      $  (0.01)      $   0.01       $  (0.01)      $  (0.01)
                                                  ========       ========       ========       ========       ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

INTRODUCTION

         We had revenues of $29.1 million, $19.1 million and $15.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have incurred net losses from continuing operations of $8.1 million, $4.0 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services.

         In Japan, IA Global is 100% owner of Global Hotline, Inc. ("Global
Hotline"), a Business Process Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         During 2007, Global Hotline entered into loans of approximately $17.2 million and repaid loans of approximately $4.2 million. During 2006, Global
Hotline entered into loans of approximately $9.3 million and repaid loans of approximately $4.6 million. The net loans were used to expand the business infrastructure for current and anticipated major new client contracts, including opening four call centers in Japan to service these client contracts. We expect to reduce debt during FY 2008/9 with the improvement in Global Hotline operating results starting January 1, 2008.

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

(dollars in thousands)
                                                                   Year Ended December 31,
                                                       -----------------------------------------------
                                                         2007        2006      $ Variance   % Variance
                                                       --------    --------    ----------   ----------

Revenue ............................................   $ 29,136    $ 19,139    $   9,997         52.2%
Cost of sales ......................................      8,024       2,895        5,129        177.2%
                                                       --------    --------    ---------    ----------
Gross profit .......................................     21,112      16,244        4,868         30.0%
                                                       --------    --------    ---------    ----------
Selling, general and administrative expenses .......     30,690      19,066       11,624         61.0%
                                                       --------    --------    ---------    ----------
Operating loss .....................................     (9,578)     (2,822)      (6,756)       239.4%
                                                       --------    --------    ---------    ----------
Other Income (Expense):
Interest income ....................................         37          92          (55)       -59.8%
Interest expense and amortization of beneficial
  conversion feature ...............................       (975)       (851)        (124)        14.6%
Other Income .......................................        603         179          424        236.9%
Loss (gain) on equity investment in Australia
  Secured Financial Limited ........................       (120)         70         (190)      -271.4%
Gain on equity investment in GPlus Media Co Ltd ....         13           -           13        100.0%
Loss on equity investment in Slate Consulting Co Ltd        (26)          -          (26)      -100.0%
Conversion of debenture expense ....................       (120)          -         (120)      -100.0%
Foreign currency transaction adjustment ............         11        (130)         141        108.5%
                                                       --------    --------    ---------    ----------
Total other expense ................................       (577)       (640)          63         -9.8%
                                                       --------    --------    ---------    ----------
Loss from continuing operations before income taxes     (10,155)     (3,462)      (6,693)       193.3%
Income taxes:
Current (benefit) provision ........................     (2,006)        515       (2,521)      -489.5%
                                                       --------    --------    ---------    ----------
Net loss from continuing operations ................     (8,149)     (3,977)      (4,172)      -104.9%
                                                       --------    --------    ---------    ----------
Loss (gain) from disposal of discontinued operations       (110)        463         (573)      -123.8%
Gain from discontinued operations ..................          -          76          (76)      -100.0%
Loss on impairment of note receivable from sale of
  discontinued operations ..........................          -        (332)         332        100.0%
                                                       --------    --------    ---------    ----------
Total loss (gain) from discontinued operations .....       (110)        207         (317)       153.1%
                                                       --------    --------    ---------    ----------
Net loss ...........................................   $ (8,259)   $ (3,770)   $  (4,489)       119.1%
                                                       ========    ========    =========    ==========

(dollars in thousands)
                                                                   Year Ended December 31,
                                                       -----------------------------------------------
                                                         2006        2005      $ Variance   % Variance
                                                       --------    --------    ----------   ----------

Revenue ............................................   $ 19,139    $ 15,745    $   3,394         21.6%
Cost of sales ......................................      2,895       5,571       (2,676)       -48.0%
                                                       --------    --------    ---------    ----------
Gross profit .......................................     16,244      10,174        6,070         59.7%
                                                       --------    --------    ---------    ----------
Selling, general and administrative expenses .......     19,066       9,694        9,372         96.7%
                                                       --------    --------    ---------    ----------
Operating (loss) income ............................     (2,822)        480       (3,302)      -687.9%
                                                       --------    --------    ---------    ----------
Other Income (Expense):
Interest income ....................................         92          53           39         73.6%
Interest expense and amortization of beneficial
  conversion feature ...............................       (851)       (390)        (461)       118.2%
Other Income .......................................        179         121           58         47.9%
Gain on equity investment in Australia Secured
  Financial Limited ................................         70           -           70        100.0%
Foreign currency transaction adjustment ............       (130)       (125)          (5)        -4.0%
                                                       --------    --------    ---------    ----------
Total other expense ................................       (640)       (341)        (299)        87.7%
                                                       --------    --------    ---------    ----------
Loss (profit) from continuing operations before
   income taxes ....................................     (3,462)        139       (3,601)      2590.6%
Income taxes:
Current provision ..................................        515         825         (310)       -37.6%
                                                       --------    --------    ---------    ----------
Net loss from continuing operations ................     (3,977)       (686)      (3,291)      -479.7%
                                                       --------    --------    ---------    ----------
Gain from disposal of discontinued operations ......        463         308          155         50.3%
Gain (loss) from discontinued operations ...........         76      (1,393)       1,469        105.5%
Loss on impairment of note receivable from sale of
  discontinued operations ..........................       (332)       (300)         (32)        10.7%
                                                       --------    --------    ---------    ----------
Total gain (loss) from discontinued operations .....        207      (1,385)       1,592        114.9%
                                                       --------    --------    ---------    ----------
Net loss ...........................................   $ (3,770)   $ (2,071)   $  (1,699)        82.0%
                                                       ========    ========    =========    ==========

YEAR ENDED DECEMBER 31, 2007 VS. YEAR ENDED DECEMBER 31, 2006

         Net revenue for the year ended December 31, 2007 increased $9,997,000 to $29,136,000, as compared to the year ended December 31, 2006. The increase was due to the expansion of the Global Hotline business with the signing of the following significant contracts with major corporations:

1. KDDI Network and Solutions signed on January 1, 2007 and was increased effective July 1, 2007.

2. NTT signed on May 21, 2007 and was effective October 1, 2007.

3. American Life Insurance Company, a Japanese company which is a subsidiary of
   AIG, signed and effective on August 8, 2007, September 20, 2007 and December
   1, 2007.

4. AFLAC signed and effective December 29, 2006.

COST OF SALES

         Cost of sales for the year ended December 31, 2007 increased $5,129,000 to $8,024,000 as compared to the year ended December 31, 2006. The increase resulted from outside agent and outsourcing and other costs related to the expansion of the Global Hotline business with the signing of significant contracts with major corporations discussed above.

EXPENSES

         Selling, general and administrative expenses for the year ended
December 31, 2007 increased $11,624,000 to $30,690,000, as compared to the year ended December 31, 2006. This was due to increased operating expenses of
$175,000 related to the implementation of SFAS 123R and $11,400,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff and training. The increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

         Global Hotline opened a fifth call center in Tokyo, Japan in late
August 2007 to support these new agreements with AIG. This new call center is expected to employ over 400 full and part-time employees. In addition, Global
Hotline opened a sixth call center in Osaka, Japan on October 1, 2007 to support the NTT contract. This new call center is expected to employ 300 full and part-time employees. The company expects to incurred startup and training costs into three months ending December 31, 2007 on these call centers.

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

OTHER INCOME/EXPENSE

         Other expense for the year ended December 31, 2007 was $577,000 as compared to other expense of $640,000 for the year ended December 31, 2006. The
2007 other expense increase was primarily related to interest expense and amortization of the beneficial conversion feature of $975,000, conversion of debenture expense of $120,000 and a loss on equity investment of $120,000 from
ASFL, offset by other income of $603,000. The ASFL loss was due to the payoff of certain large loans and loan losses booked during 2007. We expect ASFL to return to profitability during FY 2008/9 with new loans placed and a new line of credit.

         Other expense for the year ended December 31, 2006 was $640,000. The
2006 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $851,000 and a foreign currency translation adjustment of $129,000, offset by other income of $179,000, interest income of
$92,000, and a gain on equity investment of $70,000 from ASFL for the period
October 19, 2006 to December 31, 2006.

NET LOSS FROM CONTINUING OPERATIONS

         Net loss from continuing operations was $8,149,000 for the year ended
December 31, 2007 as compared to a net loss of $3,977,000 for the year ended
December 31, 2006. This was due to increased gross margin of $4,868,000 and income tax benefit of $2,006,000, offset by increased operating expenses of
$11,624,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff and training. The increase resulted from costs related to the expansion of the Global Hotline business with the signing of significant multi-year contracts with major corporations.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

NET LOSS

         Net loss was $8,259,000 for the year ended December 31, 2007 as compared to a net loss of $3,770,000 for the year ended December 31, 2006. The reasons for the decreased loss were more fully discussed above in "Net Loss From
Continuing Operations."

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we accounted for the 2007 Outsourcing
Business loss from disposal of discontinued operations of $110,000 as total loss from discontinued operations in our consolidated statement of operations.

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), we accounted for the 2006 Rex Tokyo gain from disposal of discontinued operations of $463,000 and the income from discontinued operations of $76,000 as total gain from discontinued operations in our consolidated statement of operations.

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

         On December 29, 2006, IA Partners entered into a Direct Marketing
Agreement with AFLAC. Pursuant to this Agreement, Global Hotline recorded
$727,524 as revenue and deferred $727,524 as of December 31, 2006.

COST OF SALES

         Cost of sales for the year ended December 31, 2006 decreased $2,676,000 to $2,895,000 as compared to the year ended December 31, 2005. The decrease resulted from reduced outsourced call center operations, better management, and more effective utilization of resources by Global Hotline to support the KDDI contracts.

EXPENSES

         Selling, general and administrative expenses for the year ended
December 31, 2006 increased $9,372,000 to $19,066,000, as compared to the year ended December 31, 2005. This was due to increased operating expenses of
$122,000 related to the implementation of SFAS 123 R and $9,236,000, including additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff training. This expense was necessary to leverage Global Hotline's growing revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $2.0 million, net working capital of approximately $(.3) million and debt of $17.7 million as of December 31, 2007.

         During 2007, Global Hotline entered into loans of approximately $17.2 million and repaid loans of approximately $4.2 million. The net loans were used to expand the business infrastructure for current and anticipated major new client contracts, including opening two call centers in Japan to service these client contracts. We expect to reduce debt during FY 2008/9 with the improvement in Global Hotline operating results starting January 1, 2008.

         On March 22, 2007, we announced a stock repurchase program. Starting on
April 2, 2007, we may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of December 31, 2007, we repurchased
2,654,255 shares in public and private transactions at an average price of
$0.281 per share. We reused 2,026,355 shares as part of our Slate equity investment at an average cost of $.267 per share. The net inventory was 627,900 shares at $.323 per share. The shares are valued using the cost method of accounting for treasury stock.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $19.9 million as of December 31, 2007, with approximately $8.8 million raised in the initial public offering, $8.0 million raised in private placements, $3.6 million raised in the conversion of debt and $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $24.8 million, including $7.0 million from the ASFL equity investment, $1.4 million each from the GPlus and Slate equity investments, $6.9 million issued for services, $3.6 million related to a beneficial conversion feature, $1.4 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $17.7 million and convertible debentures with approximately $2.2 million outstanding as of December 31, 2007.

         As the results of Global Hotline's operations continue to improve, we expect better utilization of net cash. Global Hotline, a Business Process
Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications and insurance products.
Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

OPERATING ACTIVITIES

         Net cash used in continuing operations for the year ended December 31,
2007 was $13,048,000. This amount was primarily related to a net loss from continuing operations of $8,259,000, an increase in accounts receivable of
$3,090,000, an increase in deferred taxes of $2,739,000, an increase in other assets of $1,311,000 and a decrease in deferred revenue of $1,297,000. This was offset by depreciation and amortization of $1,759,000 and an increase in accrued liabilities of $2,748,000.

INVESTING ACTIVITIES

         Net cash used in investing activities for the year ended December 31,
2007 was $1,437,000. This amount relates to the sale of marketable securities of
$251,000, offset by capital expenditures of $1,438,000 and the payment of
$250,000 related to our equity investment in ASFL.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the year ended December
31, 2007 was $12,694,000.

         During 2007, Global Hotline entered into loans of approximately $17.2 million and repaid loans of approximately $4.2 million. The net loans were used to expand the business infrastructure for current and anticipated major new client contracts, including opening four call centers in Japan to service these client contracts.

         On March 22, 2007, we announced a stock repurchase program. Starting on
April 2, 2007, we may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of December 31, 2007, we repurchased
2,654,255 shares in public and private transactions at an average price of
$0.281 per share. We reused 2,026,355 shares as part of our Slate equity investment at an average cost of $.267 per share. The net inventory was 627,900 shares at $.323 per share. The shares are valued using the cost method of accounting for treasury stock.

         During the three months ended June 30, 2007, we sold 547,281 shares of our common stock in private placements for $200,000 or approximately $0.365 per share. During November and December 2007, we sold 642,422 shares of our common stock in private placements for $179,878 or approximately $.28 per share.

         During November and December 2007, we sold 642,422 shares of our common stock in private placements for $179,878 or approximately $.28 per share. We incurred a fee of $14,390 in conjunction with the private placements. We agreed to register the shares within six months of the closing of the private placement. In addition, on April 1, 2008, we issued warrants for 62,243 shares of common stock. The warrants are exercisable at $.28 per share and expire five
(5) years after the closing of the private placement.

Other Material Commitments.

         The company's contractual cash obligations based on the end of period exchange rates and the minimum payments required under operating and capital leases as of December 31, 2007 are summarized in the table below.

Contractual Cash                      Less Than                                Greater Than
Obligations               Total        1 Year       1-3 Years     3-5 Years      5 Years
--------------------   -----------   -----------   -----------   -----------   -----------
Operating leases ...   $ 3,164,299   $ 1,821,023   $   979,527   $   361,311   $     2,438
Note payable .......    17,666,282    10,298,090     4,326,658     2,906,042       135,492
Capital expenditures       100,000       100,000             0             0             0
Acquisitions .......       513,643       513,643             0             0             0
                       -----------   -----------   -----------   -----------   -----------
                       $21,444,224   $12,732,756   $ 5,306,185   $ 3,267,353   $   137,930
                       ===========   ===========   ===========   ===========   ===========
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

INTANGIBLE ASSETS

         Intangible assets primarily relate to the intangible assets and intellectual property acquired in connection with the acquisition of Global
Hotline over thirty six months on a straight-line basis, which was the time frame that the management of the company was able to project forward for future revenue, either under agreement or through expected continued business activities with significant telecommunications companies.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $0 and $1,297,000 of deferred revenue as of December 31, 2007 and December 31, 2006,respectively.

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

EQUITY INVESTMENT

         We account for our investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-
temporary losses in future periods. Our equity investments were not considered impaired as of December 31, 2007.

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
133, "Accounting for Derivative Instruments and Hedging Activities", and No.
150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting
and Disclosure requirement for Guarantees, Including Indirect Guarantees of
Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We have determined the impact of FSP EITF 00-19-2 on our financial statements was not material.

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

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of December
31, 2007, total debt was $17,666,282. Debt totaling $5,326,301 is exposed to variable interest rates with current interest rates of 2.0% to 2.5%.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange
Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. Based on our evaluation under the framework in Internal
Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

         The effectiveness of our internal control over financial reporting as of December 31, 2007 has not been audited by Sherb & Co., LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL

         There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially effected or is likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         There were no disclosures of any information required to be filed on
Form 8-K during the three months ended December 31, 2007 that were not filed.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The names and ages of IA Global's executive officers and directors, as well as certain biographical information, is set forth below.

Our Management Directors

Derek Schneideman
Chief Executive Officer, Chairman of the Board of Directors
Age 53
Director since 2007

New Zealander Derek Schneideman has 30 years experience working in the Asia
Pacific region and North America. He brings a wealth of experience to IA Global, including President of Gateway Japan Inc.; Senior Executive Advisor to the
Softbank Asia Pacific Investment Fund; President and CEO of CTR Ventures Co.,
Ltd; Executive Vice President of an Electronic Data Systems Corporation Japan,
Inc., (EDS) joint venture company (EDS-NII); and Managing Director for Computer
Associates, Inc., (CAI) in Japan, Korea and New Zealand. He also serves or has served as Director and Executive Operations Officer for AdMark International
Executive Search, Inc; Executive Consultant to Uniscope Co., Ltd; Senior Partner
of SICS Co., Ltd; and Japan Representative of Illinois Superconductor, Inc.

Mr. Schneideman serves on the boards of several companies in Japan, the U.S., and New Zealand. A Japanese speaker, he is widely involved in community service activities and industry forums.

Board of Directors: Chairman
Merger and Acquisition Committee: Member

Mark Scott
Chief Operating and Financial Officer and Director
Age 54
Director since 2004

American Mark Scott has served as COO since August 2005, a Director since
January 2004 and Chief Financial Officer since October 2003. He has wide experience in executive financial positions in the United States including most recently with Digital Lightwave; Network Access Solutions; and Teltronics, Inc.
He has also held senior financial positions at Protel, Inc., Crystals
International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and
worked at Arthur Andersen. As a member of the National Association of Corporate
Directors he is a certified corporate director.

Merger and Acquisition Committee: Member

Hideki Anan
Chief Executive Officer of Global Hotline, Inc.
Age 37
Director since 2007

Mr. Anan founded Global Hotline, Inc. in 2004 and serves as its Chief Executive
Officer. Previously, Mr. Anan was an executive with Hikari-Tsushin Co Ltd. from
1997 to 2004. Hikari-Tsushin is a Japanese alternative telecommunication company. Mr. Anan has extensive sales and marketing experience in the Japanese telecommunication industry.

Merger and Acquisition Committee: Member

OUR INDEPENDENT DIRECTORS

Masazumi Ishii
Independent Director
Age 60
Director since 2006

Independent Director Masazumi Ishii is founder and Managing Director of AZCA,
Inc., a professional services firm based in Menlo Park, California, specializing in Japan and Asia Pacific corporate development for high technology ventures. He has over 25 years of experience in international business and high technology.
Mr. Ishii is also a Managing Director of Noventi, a Menlo Park venture capital firm, and an active venture investor in emerging technology companies during the past 15 years. Previously, Mr. Ishii has worked as a senior management consultant at McKinsey & Company, Inc. and systems engineer at IBM.

Mr. Ishii serves on the board and the advisory board of several multinational companies, and is a frequent speaker and writer on international business development in the high technology industry. He is also a visiting professor at
Shizuoka University in Japan.

Merger and Acquisition Committee: Chairman
Compensation Committee: Member

Eric La Cara
Independent Director
Age 36
Director since 2004

Canadian Eric La Cara brings over ten years of Financial Management and
Consulting experience in Japan to the board. As Managing Director of Aviso Group
Inc, his responsibilities include developing General Operating Procedures as well as overseeing the firm's Accounting & Tax services.

During his professional career, Mr. La Cara served as Corporate Controller for the Finance & Accounting division of L'Oreal Cosmetics in Japan. His responsibilities included supervising cross-functional brands and teams for nine different L'Oreal subsidiaries. During his employment with L'Oreal, he updated the firm's accounting rules in order to meet new IFRS norms, as well as oversee external, internal and transfer pricing audits. During his tenure, Mr. La Cara also supervised L'Oreal treasury functions and $100 million hedge portfolio.

In Japan, Mr. La Cara has also served as CFO of Paris based Le Club Des
Createurs De Beaute Japan and finance manager for Silicon Valley based Synopsys
Inc. (Nasdaq: SNPS).

Mr. La Cara has a MBA in Finance from McGill University, and is a member of the
National Association of Corporate Directors and is a certified corporate director.

Brian Nelson
Independent Director
Age 40
Director since 2008

Independent Director Brian Nelson is Chief Executive Officer of ValueCommerce, a
leading Internet sales and marketing company in Japan. As CEO, Mr. Nelson negotiated and completed a TOB (Tender Offer Bid) with YAHOO! Japan in 2005. In
2006, Mr. Nelson led ValueCommerce to a highly successful IPO resulting in
ValueCommerce achieving a market capitalization of more than $300 million. Brian has extensive experience and skills in operations, sales, consulting, marketing, and senior management positions.

Prior to ValueCommerce, Mr. Nelson was Director of Sales and Marketing for the
Gallup Organization in Japan. He also worked in Business Development with a non-life insurer, Tokyo Marine and Fire Insurance and as a sales executive for
Ashisuto, a Japan computer software company. He graduated from the American
School in Japan, before completing a Business Administration Degree at the
University of Southern California. Mr. Nelson is a frequent public speaker on business matters concerning Japan and entrepreneurship. He has been a resident of Japan since 1990 and is a fluent Japanese speaker.

Nominations and Governance Committee: Chairman
Audit Committee: Member
Merger and Acquisition Committee: Member

Mae Towada
Independent Director
Age 39
Director since 2007

Mae Towada founded Esampo.com in 2000 and currently serves as Chief Executive
Officer of Esampo.com and Atpark.co.jp. From 1997-1999, Ms. Towada worked at
Walt Disney Television International (Asia Pacific) in Hong Kong, where she was the Regional Marketing Manager responsible for launching the Disney Channel for the Japanese market and also marketing Disney programs in China and Southeast
Asia. Prior to joining Disney, Ms. Towada worked as a senior consultant for At
Kearney based out of Hong Kong and for the Boston Consulting Group (BCG) in
Tokyo, Japan.

As a consultant, she focused on market entry strategies for Japan and Greater
China for US firms representing a variety of industries including FMCG business.
She holds a MBA from the Kellogg School of Management at Northwestern University
and a BA from International Christian University in Japan. Ms. Towada is
Japanese with Chinese heritage, bilingual in English and Japanese and fluent in
Mandarin Chinese and conversational Cantonese.

Audit Committee: Member
Compensation Committee: Member
Merger and Acquisition Committee: Member

Other Names Executive

Kyo Nagae
Chief Financial Officer of Global Hotline, Inc.
Age 37

Mr. Nagae co-founded Global Hotline, Inc. in 2004 and serves as its Chief
Financial Officer. Previously, Mr. Nagae was an executive with Hikari-Tsushin Co
Ltd. from 2000 to 2004. Hikari-Tsushin is a Japanese alternative telecommunication company. Mr. Nagae has extensive financial experience in the
Japanese telecommunication industry.

AUDIT COMMITTEE

         The audit committee has three members and met four times in 2007. The audit committee is comprised solely of non-employee directors, all of whom the board has determined are independent pursuant the independence standards set forth in Section 121A of AMEX's Company Guide. The board has determined that all the members of the audit committee are financially literate pursuant to the AMEX rules. The board also has determined that Mr. La Cara, chairman of the audit committee, is an audit committee financial expert within the meaning stipulated by the SEC. The board has adopted a charter for the audit committee, which is available on the company's website at www.iaglobalinc.com.

         The audit committee's responsibilities, discussed in detail in the charter include, among other duties, the responsibility to:

         o  the appointment of independent auditors; and,

         o  review the arrangements for and scope of the audit by independent auditors; and,

         o  review the independence of the independent auditors; and,

         o  consider the adequacy and effectiveness of the system of internal accounting and financial controls and review any proposed corrective actions; and,

         o  review and monitor our policies regarding business ethics and conflicts of interest; and,

         o  discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters; and,

         o  review the activities and recommendations of our accounting department.

CODE OF CONDUCT AND ETHICS

         The company has adopted conduct and ethics standards titled the Code of
Conduct and Ethics (the "Code of Conduct"), which is available on the company's website at www.iaglobalinc.com. These standards were adopted by the board to promote transparency and integrity of the company. The standards apply to the board, executives and employees. Waivers of the requirements of the Code of
Conduct or associated polices with respect to members of the Board or executive officers are subject to approval of the full board of directors and will be disclosed on our website.

         The Code of Conduct includes the following:

         o  promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

         o  promotes the full, fair, accurate, timely and understandable disclosure of the company's financial results in accordance with applicable disclosure standards, including, where appropriate, standards of materiality;

         o  promotes compliance with applicable SEC, AMEX and governmental laws, rules and regulations;

         o  deters wrongdoing; and

         o  Require prompt internal reporting of breaches of, and accountability for adherence to, the Code of Conduct.

         On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with the company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. Pursuant to the Code of Conduct, the audit committee and the board are charged with resolving any conflict of interest involving management, the board of directors and employees on an ongoing basis.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The company's executive officers, directors and 10% stockholders are required under the Exchange Act to file reports of ownership and changes in ownership with the SEC. Copies of these reports must also be furnished to the company.

         Based solely on a review of copies of reports furnished to the company, or written representations that no reports were required, the company believes that during 2007 its executive officers, directors and 10% holders complied with all filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW OF COMPENSATION PROGRAM

         This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the fiscal year ended December 31, 2007.
This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year, but we also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

         The compensation committee (for purposes of this analysis, the
"committee") of the board has responsibility for establishing, implementing and continually monitoring adherence with the company's compensation philosophy. In
August 2006, as part of a review of the company's practices, the committee implemented processes to evaluate and determine compensation and these processes in place during 2007. The committee believes that the total compensation paid to the executive officers is fair, reasonable and competitive. The committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

         Throughout this proxy statement, the individuals who served as the company's chief executive officer and chief operating and financial Officer during fiscal 2007, as well as the other individuals included in the Summary
Compensation Table on page 39, are referred to as the "named executive officers".

COMPENSATION PHILOSOPHY AND OBJECTIVES

         The committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific company annual and strategic goals, and that aligns executives' interests with those of the stockholders by rewarding performance for achieving goals. For 2007, the goals were raising additional capital, share price improvement and achieving profitability, with the ultimate objective of improving stockholder value.
Therefore, the committee has established objectives for executive compensation:
(1) to enhance the long-term value of the company; (2) to assist the company in attracting and retaining high quality talent; (3) to reward past performance and motivate future performance; and (4) to align executives' long term interests with those of the company's stockholders. The committee has established goals for executive compensation: raising additional capital, achieving company profitability and improving the common stock share price. The committee subjectively evaluates both performance and compensation to ensure based on the achievement of goals that the company maintains its ability to attract and retain superior employees in key positions and believes that compensation provided to key employees remains competitive relative to the compensation paid other executive officers. The committee believes executive compensation packages provided by the company to its executives, including the named executive officers should include both cash and equity-based compensation that reward performance as measured against established goals.

ROLE OF EXECUTIVE OFFICERS IN COMPENSATION DECISIONS

         The board approves all compensation for the chief executive officer.
The committee makes recommendations on the compensation for the chief executive officer and approves all compensation decisions, including equity awards, for the named executive officers of the company. Mr. Schneideman, the company's chief executive officer makes recommendations regarding the base salary and non-equity compensation of other named executive officers that are approved by the committee in its discretion.

         The committee reviewed the performance of the chief executive officer and chief operating and financial officer in 2007 prior to the signing of their employment agreements on September 5, 2007.

SETTING EXECUTIVE COMPENSATION

         The committee structures the company's annual incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the company and reward the executives for achieving such goals. The committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

2007 EXECUTIVE COMPENSATION COMPONENTS

         The committee did not use a formula for allocating compensation among the elements of total compensation in fiscal year 2007. The committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the fiscal year ended December 31, 2007, the principal components of compensation for named executive officers were base salary, performance-based incentive compensation and stock option grants.

Base Salary

         Base salary is intended to ensure that the company's employees are fairly and equitably compensated. Base salary is used to appropriately recognize and reward the experience and skills that employees bring to the company and provides motivation for career development and enhancement. During their tenure, base salary ensures that all employees continue to receive a basic level of compensation that reflects any acquired skills which are competently demonstrated and are consistently used at work.

         Base salaries for the company's named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. The salary level for the chief executive officer was established on February 8, 2007 when the company entered into a one year
Employment Agreement with Mr. Schneideman as Chief Executive Officer and
Chairman of the board of directors of the company effective as of February 13,
2007. On November 27, 2006, the majority of the independent directors began a search for a Chief Executive Officer and retained a recruiter to assist with the search. The recruiter was only able to locate five potential candidates who had the necessary skills and experience for a Chief Executive Officer position and were willing to relocate to or live in Tokyo, Japan. Based on the candidate's prior experience and current market conditions, the compensation committee set
Mr. Schneideman's salary at $250,000 per year. Since Mr. Schneideman was retained, he has not received any increase in his base salary.

         Salary levels for the chief operating and financial Officer was increased from $183,000 to $200,000 effective January 1, 2007 based on his annual review, his performance in 2006 and the market rates for this position.

         Salary levels for the Chief Executive Officer of Global Hotline remained at 33,600,000 Yen in 2007 and 2006, or $285,000 and $289,000 in 2007
and 2006, respectively, at current exchange rates.

         Salary levels for the Chief Financial Officer of Global Hotline was increased from 17,760,000 Yen to 20,460,000 Yen effective April 1, 2007 or
$153,000 to $174,000 in 2007 and 2006, respectively, at current exchange rates.

Performance-Based Incentive Compensation

         The committee believes the payment of incentive compensation rewards performance benefits our business, and is consistent with the creation of stockholder value. All of the company's named executive officers are eligible to receive with performance-based incentive compensation. During 2007, bonuses were paid to all named executives based on the achievement of established goals, with the ultimate objective of improving stockholder value. The goals were primarily for closed capital raises, achieving profitability and share price improvement.

         Mr. Schneideman's 2007 incentive compensation includes the following potential bonuses:

Closed capital raises - Bonuses of $30,000 for raising $2,000,000 and $4,000,000 in capital and 1% of all capital raises above $4,000,000.

Achievement of profitability - Bonuses of $25,000, $30,000, $35,000 and $40,000
for achieving specified levels of after tax net income for the quarters ending
June 30, 2007, September 30, 2007 and December 31, 2007 and March 31, 2008,
respectively.

Share price improvement - Bonuses of $15,000 for achieving five closes at $.25 per share, $.30 per share, $.40 per share and $.60 per share. A bonus of $20,000 for achieving five closes at $.80 per share. Bonuses of $30,000 for achieving five closes at $1.00 per share, $1.10 per share, $1.25 per share, $1.50 per share and $1.75 per share.

         The total incentive compensation was targeted at $250,000 for 2007. In addition, stock options would be granted based on achievement of certain targets. In 2007, Mr. Schneideman received bonuses totaling $74,509, which included a bonus of $45,000 for achieving three share price targets and $29,509 for a sign-on bonus and related taxes.

         Mr. Scott's 2007 incentive compensation includes the following potential bonuses:

Discretionary bonus - $19,000.

Closed capital raises - Bonuses of $15,000 for raising $2,000,000 and $4,000,000 in capital and .5% of all capital raises above $4,000,000.

Achievement of profitability - Bonuses of $25,000 and $30,000 for achieving specified levels of after tax net income for the quarters ending December 31,
2007 and March 31, 2008, respectively.

Share price improvement - Bonuses of $15,000 for achieving five closes at $.60 and $.80 per share. A bonus of $20,000 for achieving five closes at $1.00 per share, $1.10 per share, $1.25 per share, $1.50 per share and $1.75 per share.

         The total incentive compensation was targeted at $105,000 for 2007. In addition, stock options would be granted based on achievement of certain targets. In 2007, Mr. Scott received discretionary bonuses totaling $19,000.

         Mr. Anan's 2007 incentive compensation includes the following components:

Discretionary bonuses - $67,903 in discretionary bonuses based on the sales growth of Global Hotline.

         Mr. Nagae's 2007 incentive compensation includes the following components:

Discretionary bonuses - $12,732 discretionary bonuses based on the sales growth of Global Hotline.

         In 2007, Mr. Anan and Mr. Nagae received a bonus of $50,000 related to
2006, which included a bonus of $25,000 for the successful renegotiation of a contract and the closing of a significant customer contract and $25,000 for the closing of a significant customer contract.

Ownership Guidelines

         The committee does not require our named executive officers to hold any minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, the committee encourages each named executive officer to maintain an ownership interest in the company.

Stock Option Program

         Stock options are an integral part of our executive compensation program. They are intended to encourage ownership and retention of the company's stock by named executive officers and employees, as well as non-employee members of the board. Through stock options, the objective of aligning employees'
long-term interest with those of stockholders may be met by providing employees with the opportunity to build a meaningful stake in the company.

         The Stock Option Program assists the company by:

         o  enhancing the link between the creation of stockholder value and long-term executive incentive compensation;

         o  providing an opportunity for increased equity ownership by executives; and

         o  maintaining competitive levels of total compensation.

         Stock option award levels are determined based on market data, including the National Association of Corporate Directors, vary among participants based on their positions within the company and are granted at the committee's regularly scheduled meetings. Newly hired executive officers or promoted executive officers are awarded stock options at the next regularly scheduled compensation committee meeting on or following their hire or promotion date. In addition, such executives are eligible to receive additional stock option grants after their anniversary date, after Annual Shareholder Meetings and on a discretionary basis after performance criteria are achieved.

         Options are awarded at the closing price of the company's common stock on the date of the grant. The committee's policy is not to grant options with an exercise price that is less than the closing price of the company's common stock on the grant date.

         The majority of the options granted by the committee vest quarterly over three years of the ten-year option term. Vesting and exercise rights cease upon termination of employment, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

         Mr. Schneideman received the following stock option grants in 2007:

         On February 13, 2007, the compensation committee granted to Mr. Derek
Schneideman stock options to purchase 500,000 shares of common stock. The options were granted at the fair market price of $0.14 per share based on the adjusted closing price on February 13, 2007, his date of employment. The stock options vest quarterly over three years and expire on February 13, 2017.

         On July 11, 2007, the compensation committee granted to Mr. Schneideman stock options to purchase 1,000,000 shares of common stock. These options were granted at the fair market price of $0.37 per share based on the adjusted closing price on July 10, 2007, the last trading day before the compensation committee meeting. The stock options vest quarterly over three years and expire on July 10, 2017. This grant was issued to provide adequate stock option to Mr.
Schneideman based on market compensation paid by other companies for similar positions and an annual award issued after the Annual Shareholder Meeting.

         On October 3, 2007, the compensation committee granted to Mr.
Schneideman stock options to purchase 100,000 shares of common stock. These options were granted at the fair market value price of $0.47 per share based on the adjusted closing price on October 3, 2007, the last trading day before the compensation committee meeting. The stock options vest quarterly over three years and expire on October 2, 2017. This grant was issued based on the improvement in the company's share price.

         Mr. Scott received the following stock option grants in 2007:

         On February 23, 2007, the compensation committee granted to Mr. Scott, stock options to purchase 250,000 shares of common stock. These options were granted at the fair market price of $0.15 per share based on the adjusted closing price on February 22, 2007, the last trading day before the compensation committee meeting. The stock options vest quarterly over three years and expire on February 22, 2017. This grant was issued to provide adequate stock option to
Mr. Scott based on market compensation paid by other companies for similar positions.

         On July 11, 2007, the compensation committee granted to Mr. Scott stock options to purchase 500,000 shares of common stock. These options were granted at the fair market price of $0.37 per share based on the adjusted closing price on July 10, 2007, the last trading day before the compensation committee meeting. The stock options vest quarterly over three years and expire on July
10, 2017. This grant was an annual award issued after the Annual Shareholder
Meeting.

         On October 3, 2007, the compensation committee granted to Mr. Scott stock options to purchase 275,000 shares of common stock. These options were granted at the fair market value price of $0.47 per share based on the adjusted closing price on October 3, 2007, the last trading day before the compensation committee meeting. The stock options vest quarterly over three years and expire on October 2, 2017. This grant was issued based on the improvement in the company's share price.

         Mr. Anan received the following stock option grants in 2007:

         On February 28, 2007, the compensation committee granted to Mr. Hideki
Anan stock options to purchase 600,000 shares of common stock. The options were granted at the fair market price of $0.16 per share based on the adjusted closing price on February 27, 2007, the last trading day before the compensation committee meeting. The stock options vest quarterly over three years and expire on February 27, 2017. This grant was issued based on the improvement in the
Global Hotline results of operations during the December 31, 2006 quarter.

         On July 11, 2007, the compensation committee granted to Mr. Anan stock options to purchase 200,000 shares of common stock. These options were granted at the fair market price of $0.37 per share based on the adjusted closing price on July 10, 2007, the last trading day before the compensation committee meeting. The stock options vest quarterly over three years and expire on July
10, 2017. This grant was an annual award issued after the Annual Shareholder
Meeting.

         Mr. Nagae received the following stock option grants in 2007:

         On February 28, 2007, the compensation committee granted to Mr. Kyo
Nagae stock options to purchase 400,000 shares of common stock. The options were granted at the fair market price of $0.16 per share based on the adjusted closing price on February 27, 2007, the last trading day before the compensation committee meeting. The stock options vest quarterly over three years and expire on February 27, 2017. This grant was issued based on the improvement in the
Global Hotline results of operations during the December 31, 2006 quarter.

Retirement and Other Benefits

         The company has no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

Perquisites and Other Personal Benefits

         For 2007, the company paid a $29,509 sign-on bonus to Mr. Schneideman, the company's chief executive officer, and $4,513 for a Tokyo apartment for Mr.
Scott, the company's chief executive and financial officer. Until March 2007, since Mr. Scott spent a considerable amount of time working in Japan at the company's subsidiary Global Hotline and other business, the company paid for a
Tokyo apartment. In 2008, the company expects to provide named executive officers with perquisites and other personal benefits that the company and the committee believe are reasonable and consistent with its overall compensation program to better enable the company to attract and retain superior employees for key positions. The committee expects to review the levels of perquisites and other personal benefits provided to named executive officers.

         Currently, the company has change of control and severance agreements with the named executive officers as discussed below.

TAX AND ACCOUNTING IMPLICATIONS

Tax Consequences

         The committee believes that we have structured our compensation program to comply with Internal Revenue Code of 1986, as amended (the "Code") Sections
162(m)and 409A. Section 162(m) of the Code generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its four other highest paid executive officers to the extent that any such individual's compensation exceeds $1 million. "Qualified Performance-based compensation" (as defined for purposes of Section 162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m). However, we may authorize compensation payments that do not comply with the exemptions in Section 162(m)
when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

         Section 409A is a relatively recent provision of the Code. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Code, and such benefits do not comply with
Section 409A of the Code, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and a 20%
penalty tax pursuant to Section 409A of the Code. The Internal Revenue Service
has extended the transition relief period for amending plans to comply with
Section 409A of the Code through December 31, 2008. The company is continuing to evaluate the impact of Section 409A of the Code on various of its compensation and benefits plans, programs and arrangements and may modify certain of them as a result of that evaluation.

Accounting for Stock-Based Compensation

         Beginning on January 1, 2006, the company began accounting for stock-based payments including its Stock Option Program in accordance with the requirements of SFAS Statement 123-R.

                          COMPENSATION COMMITTEE REPORT

         The compensation committee, composed entirely of independent directors in accordance with the applicable laws, regulations and AMEX listing requirements, sets and administers policies that govern the company's executive compensation programs, and incentive and stock programs. The compensation committee of the company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the compensation committee recommended to the board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

THE COMPENSATION COMMITTEE

Eric La Cara, Chairman
Masazumi Ishii
Mae Towada

                       REMUNERATION OF EXECUTIVE OFFICERS

         The following table provides information concerning remuneration of the
Chief Executive Officer, the Chief Operating and Financial Officer and the two
other most highly compensated Executive Officers of the company (collectively, the "Named Executive Officers") during 2007 and 2006:

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2007

                                                     SUMMARY COMPENSATION TABLE

                                                                                               Change In
                                                                                                Pension
                                                                                               Value and
                                                                               Non-Equity    Non-qualified
                                                                               Incentive       Deferred
                                                         Stock     Option         Plan        Compensation     All Other
         Name and                     Salary     Bonus   Awards    Awards     Compensation      Earnings     Compensation    Total
    Principal Position        Year      ($)       ($)     ($)      ($)(2)        ($)(1)           ($)           ($) (3)       ($)
---------------------------   ----   ---------   -----   ------   ---------   ------------   -------------   ------------   -------

Derek Schneideman             2007   $ 221,634   $   -   $    -   $ 487,000     $ 74,509         $   -         $      -     783,143
Chief Executive Officer       2006   $       -   $   -   $    -   $       -     $      -         $   -         $      -           -

Mark Scott                    2007   $ 200,000   $   -   $    -   $ 351,750     $ 19,000         $   -         $  4,513     575,263
Chief Operating and
 Financial Officer            2006   $ 183,000   $   -   $    -   $  40,000     $ 59,928         $   -         $ 94,593     377,521

Hideki Anan                   2007   $ 285,194   $   -   $    -   $ 170,000     $ 67,903         $   -         $      -     523,097
CEO of Global Hotline, Inc.   2006   $ 288,817   $   -   $    -   $       -     $ 50,000         $   -         $      -     338,817

Kyo Nagae                     2007   $ 173,663   $   -   $    -   $  64,000     $ 12,732         $   -         $      -     250,395
CFO of Global Hotline, Inc.   2006   $ 152,660   $   -   $    -   $       -     $ 50,000         $   -         $      -     202,660

(1)  The 2007 amounts reflects bonuses earned and paid for the year ended
     December 31, 2007 for Mr. Schneideman, Mr. Scott, Mr. Anan and Mr. Nagae.
     The 2006 amounts and bonuses earned for fiscal year 2006 and paid in 2007 for Mr. Anan and Mr. Nagae. The 2006 amounts reflects Mr. Scott's bonus of
     $9,928 for the year ended December 31, 2005, and $50,000 for the year ended
     December 31, 2006.

(2)  These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with Financial Accounting Standard 123-R ("FAS 123-R") of awards pursuant to the Stock Option Program. Assumptions used in the calculation of this amount are included in footnote 2 to the company's audited financial statements for the fiscal years ended December 31, 2007 and 2006, included in the company's Annual Report on Form 10-K filed with the SEC on
     April 15, 2008.

(3)  The 2007 amount reflects $4,513 for a Tokyo apartment for Mr. Scott.

                                                      GRANT OF PLAN BASED AWARDS IN FISCAL YEAR 2007

                                                                                                               All Other
                             Estimated Future Payouts Under  Estimated Future Payouts Under    All Other     Option Awards;
                                Non-Equity Incentive Plan        Equity Incentive Plan        Stock Awards;     Number of
                                         Awards                         Awards                 Number of       Securities     Exercise or    Grant Date
                              -----------------------------  ------------------------------    Shares of       Underlying    Base Price of  Fair Value of
                     Grant    Threshold   Target    Maximum  Threshold    Target    Maximum  Stock or Units      Options     Option Awards    Stock and
      Name           Date        ($)      ($)(1)      ($)       (#)         (#)       (#)        (#)(2)           (#)           ($/Sh)      Option Awards
-----------------  ---------  ---------  ---------  -------  ---------    ------    -------  --------------  --------------  -------------  -------------

Derek Schneideman  2/13/2007     $ -     $ 250,000    $ -        -           -         -            -            500,000         $ 0.14       $  70,000
                   7/11/2007     $ -     $       -    $ -        -           -         -            -          1,000,000         $ 0.37       $ 370,000
                   10/3/2007     $ -     $       -    $ -        -           -         -            -            100,000         $ 0.47       $  47,000

Mark Scott         2/23/2007     $ -     $ 105,000    $ -        -           -         -            -            250,000         $ 0.15       $  37,500
                   7/11/2007     $ -     $       -    $ -        -           -         -            -            500,000         $ 0.37       $ 185,000
                   10/3/2007     $ -     $       -    $ -        -           -         -            -            275,000         $ 0.47       $ 129,250

Hideli Anan        2/28/2007     $ -     $  67,903    $ -        -           -         -            -            600,000         $ 0.16       $  96,000
                   7/11/2007     $ -     $       -    $ -        -           -         -            -            200,000         $ 0.37       $  74,000

Kyo Nagae          2/28/2007     $ -     $  12,732    $ -        -           -         -            -            400,000         $ 0.16       $  64,000

(1)  Pursuant to Mr. Scott's Employment Agreement, he is expected to earn a bonus of $5,000 for the year ended December 31, 2007, which was awarded by the Compensation Committee on March 2, 2008.

(2)  The amount shown in this column reflects the number of options granted pursuant to the 2007 Stock Incentive Plan and vest quarterly over three years.

                                                                     OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

                                                           Option Awards                                                                    Stock Awards
                   --------------------------------------------------------------------------------------------  --------------------------------------------------------------------
                                Equity Incentive                                                                                                   Equity Incentive  Equity Incentive
                                  Plan Awards:                                                                                                       Plan Awards:      Plan Awards:
                    Number of       Number of      Number of                                                                                          Number of          Market or
                    Securities     Securities      Securities                                                       Number of      Market Value    Unearned Shares,   Payout Value of
                    Underlying     Underlying      Underlying                                                    Shares or Units   of Shares or     Units or Other   Unearned Shares,
                   Unexercised     Unexercised    Unexercised   Option                                               of Stock        Units of        Rights That      Units, or Other
                     Options         Options        Unearned   Exercise    Option                                 That Have Not     Stock That         Have Not      Rights That Have
                   Exercisable   Unexerciseable     Options     Price    Expiration                                   Vested      Have Not Vested       Vested          Not Vested
      Name           (#) (1)         (#) (1)          (#)        ($)        Date               Vesting                 (#)              ($)              (#)               ($)
-----------------  -----------  ----------------  -----------  --------  ----------  --------------------------  ---------------  ---------------  ----------------  ----------------

Derek Schneideman    125,000        375,000            -        $ 0.14    2/12/2017  Quarterly over three years         -               $ -                -               $ -
                      83,333        916,667            -        $ 0.37    7/10/2017  Quarterly over three years         -               $ -                -               $ -
                           -        100,000            -        $ 0.47    10/2/2017  Quarterly over three years         -               $ -                -               $ -

Mark Scott           400,000              -            -        $ 0.30    1/11/2014  Annually over three years          -               $ -                -               $ -
                     100,000              -            -        $ 0.20    5/16/2014  Quarterly over three years         -               $ -                -               $ -
                     100,000              -            -        $ 0.24   11/18/2014  Quarterly over three years         -               $ -                -               $ -
                      75,000         25,000            -        $ 0.26    7/31/2015  Quarterly over three years         -               $ -                -               $ -
                     104,167        145,833            -        $ 0.16    8/14/2016  Quarterly over three years         -               $ -                -               $ -
                      62,500        187,500            -        $ 0.15    2/22/2017  Quarterly over three years         -               $ -                -               $ -
                      41,667        458,333            -        $ 0.37    7/10/2017  Quarterly over three years         -               $ -                -               $ -
                           -        275,000            -        $ 0.47    10/2/2017  Quarterly over three years         -               $ -                -               $ -

Hideki Anan          416,667         83,333            -        $ 0.20    6/22/2015  Quarterly over three years         -               $ -                -               $ -
                     150,000        450,000            -        $ 0.16    2/27/2017  Quarterly over three years         -               $ -                -               $ -
                      16,667        183,333            -        $ 0.37    7/10/2017  Quarterly over three years         -               $ -                -               $ -

Kyo Nagae            291,667         58,333            -        $ 0.20    6/22/2015  Quarterly over three years         -               $ -                -               $ -
                     100,000        300,000            -        $ 0.16    2/27/2017  Quarterly over three years         -               $ -                -               $ -

(1)  All options listed above vest quarterly over a three year term, except for
     Mr. Scott's option award dated January 12, 2004. This option award vests annually over three years. All option awards have a ten year life.

OPTION EXERCISES AND STOCK VESTED

         The company's named executive officers did not exercise any stock options during the year ended December 31, 2007.

PENSION BENEFITS

         The company does not provide any pension benefits.

NONQUALIFIED DEFERRED COMPENSATION

         The company's does not have a nonqualified deferral program.

EMPLOYMENT AGREEMENTS

Derek Schneideman's Employment Agreement

         On September 5, 2007, the company entered into new employment agreement with Derek Schneideman, the company's Chief Executive Officer, which replaces his prior employment agreement with the company.

         Derek Schneideman's Employment Agreement ("Schneideman Agreement") has
a two year term beginning on September 5, 2007, and is renewable on an annual basis one year prior to the termination of the prior term. The company will pay
Mr. Schneideman an annual base salary of $250,000, and will provide for participation in the company's benefit programs available to other senior executives (including group insurance arrangements). Also under the Schneideman
Agreement, Mr. Schneideman may be paid a bonus up to $230,000, as may be declared by the company's compensation committee based on Mr. Schneideman raising additional capital for the company and the company's profitability and share price improvement. If Mr. Schneideman's employment is terminated without cause (as defined below), Mr. Schneideman will be entitled to a payment equal to one year's annual base salary, and the full vesting of any previously granted and unexpired options. If Mr. Schneideman's employment is terminated without cause within one year following a change of control (as defined below), or if
Mr. Schneideman terminates his employment for good reason (as defined below),
Mr. Schneideman will be entitled to a payment equal to two times the sum of his annual base salary plus the highest annual bonus earned by Mr. Schneideman for any of the three fiscal years, and the full vesting of any previously granted and unexpired options. Mr. Schneideman is required to provide not less than twelve (12) months written notice to the company to terminate his employment with the company at any time for any reason.

Mark Scott's Employment Agreement

         On September 5, 2007, the company entered into new employment agreement with Mark Scott, the company's Chief Operating and Financial Officer, which replaced his prior employment agreement with the company.

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

         If Mr. Scott's employment is terminated without cause (as defined below), Mr. Scott will be entitled to a payment equal to one year's annual base salary, and the full vesting of any previously granted and unexpired options. If
Mr. Scott's employment is terminated without cause within one year following a change of control (as defined below), or if Mr. Scott terminates his employment for good reason (as defined below), Mr. Scott will be entitled to a payment equal to two times the sum of his annual base salary plus the highest annual bonus earned by Mr. Scott for any of the three fiscal years, and the full vesting of any previously granted and unexpired options. Mr. Scott is required to provide not less than twelve (12) months written notice to the company to terminate his employment with the company at any time for any reason.

Definitions Used in Employment Agreements

For purposes of the Employment Agreements described above, the following definitions apply:

1. "Termination without Cause" means the company involuntarily terminates the executive's at any time and for any reason, or no reason whatsoever, upon thirty
(30) days written notice to the executive.

2. "Change in control" means any of the following:

   o  The acquisition by any person or entity of our common stock so that such person or entity holds or controls 50% or more of our outstanding common stock;

   o  The merger or consolidation of the company with or into any other entity in circumstances where the holders of the company's outstanding shares of capital stock before the transaction do not retain stock representing a majority of the voting power of the surviving entity;

   o  A sale of all or substantially all of the assets of the company to a third party;

   o  Within any 24-month period, the election by the company's stockholders of
      50% or more of the company's directors.

3. "Cause": means:

   o  The executive's performance of the duties in a grossly negligent manner,

   o  The executive's repeated failure to perform the duties as the company reasonably requires or to abide by the company's polices and/or procedures for the operation of its business and the continuation thereof after the receipt by the executive of written notice from the company,

   o  The Executive's willful and material breach of a provision of his
      Employment Agreement, or actions or omissions by the Executive that are criminal, fraudulent, or involve dishonesty, or constitute intentional breach of fiduciary obligation or intentional wrongdoing or malfeasance, and, in each instance, result in harm to the operations or reputation of the company.

4. "Good Reason" means the initial existence of any of the following during the one year period following a Change in Control without the executive's consent:

   o  A material diminution in the executive's compensation; or

   o  A material change in the geographic location at which the executive must perform the services. For this purpose, a material change will include a requirement that the executive regularly perform services at a location more than 50 miles from his primary place of employment.

            POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

         The company's employment agreements with its named executive officers have the following change of control or severance payments.

Derek Schneideman

         The following table shows the potential payments upon termination for
Derek Schneideman, the company's chief executive officer:

                                                                          Involuntary
                                                                           for Good
                               Voluntary                                    Reason
                                Or For         Early       Involuntary    Termination
        Executive                Cause       or Normal    Not For Good    (Change In     Disability
      Payments Upon           Termination   Retirement     Termination      Control       or Death
        Separation            on 12/31/07   on 12/31/07    on 12/31/07   on 12/31/07)   on 12/31/07
---------------------------   -----------   -----------   ------------   ------------   -----------
Compensation:
Base salary (1) ...........    $       -     $       -     $  250,000     $  500,000      $      -
Performance-based incentive
  compensation (2) ........    $       -     $       -     $        -     $   90,000      $      -
Stock options .............    $       -     $       -     $        -     $        -      $      -

Benefits and Perquisites:
Health and welfare benefits    $       -     $       -     $        -     $        -      $      -
Accrued vacation pay (3) ..    $  13,431     $  13,431     $   13,431     $   13,431      $ 13,431
                              -----------   -----------   ------------   ------------   -----------

Total .....................    $  13,431     $  13,431     $  263,431     $  603,431      $ 13,431
                              ===========   ===========   ============   ============   ===========

(1)  Reflects twelve months severance to be paid upon termination without cause and twenty-four months to be paid for involuntary termination following a change in control.

(2)  Reflects two times the highest bonus paid in the last three years.

(3)  Reflects the value of vacation pay accrued as of December 31, 2007.

Mark Scott

         The following table shows the potential payments upon termination for
Mark Scott, the company's chief operating and financial Officer:

                                                                          Involuntary
                                                                           for Good
                                                                            Reason
                                                           Involuntary    Termination
        Executive              Voluntary       Early      Not For Good    (Change In
      Payments Upon           Termination   Retirement     Termination      Control      Disability
        Separation            on 12/31/07   on 12/31/07    on 12/31/07   on 12/31/07)   on 12/31/07
---------------------------   -----------   -----------   ------------   ------------   -----------
Compensation:
Base salary (1) ...........    $       -     $       -     $  200,000     $  400,000      $      -
Performance-based incentive
  compensation (2) ........    $       -     $       -     $        -     $  119,856      $      -
Stock options .............    $       -     $       -     $        -     $        -      $      -

Benefits and Perquisites:
Health and welfare benefits    $       -     $       -     $        -     $        -      $      -
Accrued vacation pay (3) ..    $  31,731     $  31,731     $   31,731     $   31,731      $ 31,731
                              -----------   -----------   ------------   ------------   -----------

Total .....................    $  31,731     $  31,731     $  231,731     $  551,587      $ 31,731
                              ===========   ===========   ============   ============   ===========

(1)  Reflects twelve months severance to be paid upon termination without cause and twenty-four months to be paid for involuntary termination following a change in control.

(2)  Reflects two times the highest bonus paid in the last three years.

(3)  Reflects the value of vacation pay accrued as of December 31, 2007.

Hideki Anan

         The company does not have a termination or change in control agreement with Hideki Anan, chief executive officer of Global Hotline, Inc.

Kyo Nagae

         The company does not have a termination or change in control agreement with Kyo Nagae, chief financial officer of Global Hotline, Inc.

                              DIRECTOR COMPENSATION

         The company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the board.
In setting director compensation, the company considers the significant amount of time that directors expend in fulfilling their duties to the company as well as the skill-level required by the company of members of the Board. During 2007,
Derek Schneideman, the company's Chief Executive Officer and Mark Scott, the company's Chief Operating and Financial Officer, also served on the board of directors, but they did not receive any compensation for their services as directors. The compensation disclosed in the Summary Compensation Table on page
39 represents their total compensation for 2006 and 2007.

Director Summary Compensation Table

         The table below summarizes the compensation paid by the company to non-employee directors for the fiscal year ended December 31, 2007.

                                                                            Change In
                                                                             Pension
                                                                            Value and
                                                            Non-Equity     Nonqualified
                       Fees Earned   Stock      Option    Incentive Plan     Deferred      All Other
                        Or Paid In   Awards     Awards     Compensation    Compensation   Compensation
       Name              Cash ($)     ($)       ($)(1)         ($)         Earnings ($)       ($)        Total ($)
--------------------   -----------   ------   ---------   --------------   ------------   ------------   ---------

Clifford J Bernstein    $  22,013     $ -     $ 117,500        $ -              $ -           $ -        $ 139,513
Raymond Christinson     $  13,200     $ -     $       -        $ -              $ -           $ -        $  13,200
Masazumi Ishii .....    $  22,000     $ -     $  70,500        $ -              $ -           $ -        $  92,500
Jun Kumamoto .......    $   2,216     $ -     $       -        $ -              $ -           $ -        $   2,216
Eric La Cara .......    $  42,500     $ -     $  70,500        $ -              $ -           $ -        $ 113,000
John Margerison ....    $   7,822     $ -     $  30,000        $ -              $ -           $ -        $  37,822
Mae Towada .........    $  11,600     $ -     $  74,000        $ -              $ -           $ -        $  85,600

(1)  Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with
     SFAS 123-R. The assumptions used in the valuation of options is included in
     Footnote 2 of the Form 10-K as filed with the SEC on April 15, 2008. As of
     December 31, 2007, each Director has the following number of options outstanding to purchase the indicated number of shares of the company's common stock: Clifford J. Bernstein: 350,000; Masazumi Ishii: 450,000; Eric
     La Cara: 700,000; Brian Nelson: 0, and Mae Towada: 200,000. Mr. Christinson
     forfeited stock options totaling 245,834 shares of common stock. On March
     21, 2008, Mr. Bernstein forfeited stock options totaling 350,000 shares.

Cash Compensation Paid to Board Members

         Our independent non-employee directors are compensated at a base rate of $1,700 per month. In addition, for serving as committee chairman they are paid $500 per month for the nominations and governance committee and the compensation committee and $1,000 per month for the audit committee. In addition, directors are paid $600 per day for other board level activities.

Stock Option Program

         Each non-employee director receives stock option grants having a calculated Black-Scholes value that approximates the value of their annual cash and committee chairman compensation. Each existing non-employee director received a grant of 100,000 options at $.15 per share on February 23, 2007 and a grant of 150,000 options at $.37 per share on July 11, 2007. On appointment to the board, John Margerison received a grant of 200,000 of options at $.30 per share on February 23, 2007, Clifford Bernstein received a grant of 200,000 options at $.30 per share on March 29, 2007 and Mae Tawada and Hideki Anan received grants of 200,000 options at $.37 per share on July 11, 2007. Options received by non-employee Directors are granted at the fair market price of the company's Common Stock on the date of the grant and vest quarterly over three years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No member of the compensation committee during fiscal year 2007 served as an officer, former officer, or employee of the company or had a relationship discloseable under "Related Person Transactions." Further, during 2007, no executive officer of the company served as:

         o  A member of the compensation committee (or equivalent) of any other entity, one of whose executive officers served as one of our directors or was an immediate family member of a director, or served on our compensation committee; or

         o  A director of any other entity, one of whose executive officers or their immediate family member served on our compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information regarding the ownership of our common stock as of April 10, 2008 by:

         o  each director and nominee for;

         o  each person known by us to own beneficially 5% or more of our common stock;

         o  each officer named in the summary compensation table elsewhere in this report; and

         o  all directors and executive officers as a group.

         The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. Under these rules more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

         Unless otherwise indicated below, each beneficial owner named in the table has sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each beneficial owner of more than 5% of common stock is IA Global. Inc., 101 California Street, Suite 2450, San
Francisco, California 94111.

Directors and Officers:
-----------------------
                                                        Number       Percentage
                                                      ----------     ----------
Hideki Anan .....................................      9,159,976         5.6%
Brian Nelson ....................................              -          -
Masazumi Ishii ..................................          2,000          -
Eric La Cara ....................................        126,458          -
Derek Schneideman ...............................         49,400          -
Mark Scott ......................................        196,500          -
Mae Towada ......................................              -          -

The symbol - means less than 1%.

Greater Than 5% Ownership:
--------------------------
                                                        Number       Percentage
                                                      ----------     ----------
Inter Asset Japan Co., Ltd:

Inter Asset Japan LBO No. 1 Fund ................     29,733,146        18.1%         (2)
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

PBAA Fund, Ltd. .................................     24,104,152        14.6%         (2)
Woodbourne Hall
PO Box 3162
Road Town, Tortola
British Virgin Islands

Terra Firma Fund , Ltd. .........................     13,100,000         8.0%         (2)
Woodbourne Hall
PO Box 3162
Road Town, Tortola
British Virgin Islands

Inter Asset Japan Co. Ltd. ......................      2,200,000         1.3%         (2)
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

IA Turkey Equity Portfolio Ltd ..................      2,500,000         1.5%         (2)
Mill Mall, Suite 6 Wickhams Cay
PO Box 3085
Road Town, Tortola
British Virgin Islands

Hiroki Isobe ....................................      4,426,772         2.7%     (1) (2) (3)
Inter Asset Japan Co. Ltd.
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

Kyo Nagae .......................................      1,500,000         0.9%       (1) (2)
Inter Asset Japan Co. Ltd.
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

Derek Schneideman ...............................         49,400          -         (1) (2)
IA Global, Inc.
101 California Street, Suite 2450
San Francisco, CA 94111
                                                      ----------        -----
                                                      77,613,470        47.3%         (4)
                                                      ==========        =====

Hideki Anan .....................................      9,159,976         5.6%
Nishi-Shinjuku Showa Building 11F
1-13-12 Nishi-Shinjuku, Shinjuku-ku
Tokyo, 106-0023, Japan

McFraui Pty Ltd, ATF The McFraui Trust ..........     25,066,310        15.3%
Level 1, Corporate Centre
2 Corporate Court
Bundall QLD 4217

Baddas Investments Pty Ltd, ATF Baddas 1 Trust ..     10,274,996         6.2%
Level 1, Corporate Centre
2 Corporate Court
Bundall QLD 4217

The symbol - means less than 1%.

 (1) Reflects the shares beneficially owned by IAJ, IAJ LBO No. 1, PBAA, Terra
     Firma, IA Turkey, Hiroki Isobe, Kyo Nagae and Derek Schneideman. These
     entities stated in a Schedule 13D filed with the SEC on February 21, 2008 and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act.
     Mr. Hiroki Isobe and Kyo Nagae, control each of IAJ, IAJ LBO Fund, PBAA,
     Terra Firma and IA Turkey. Mr. Schneideman was granted a proxy by IAJ LBO
     Fund; PBAA; Terra Firma; IAJ; Mr. Isobe and Mr. Nagae, or 47.3% of the
     aggregate votes, to vote these shareholders' shares of common stock at all of the company's 2008 shareholder meetings.

(2)  Although IAJ, IAJ LBO Fund, PBAA, Terra Firma, Hiroki Isobe and Kyo Nagae
     stated in a Schedule 13D filed with the SEC on February 21, 2008, that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act, each entity stated in such schedule that they had granted a proxy by IAJ LBO Fund; PBAA; Terra Firma; IAJ; Mr. Isobe and Mr. Nagae,
     or 47.3%, to vote these shareholders' shares of common stock at all of the company's 2008 shareholder meetings.

(3)  Excludes 811,285 shares held by GMB Holdings Ltd and other shareholders for which Mr. Isobe has investment and signing authority.

(4)  Excludes 7,666,679 shares issuable upon exercise of $2,300,004 of convertible promissory Notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN AND ITS AFFILIATES, AND OUR
CONTROLLING SHAREHOLDER GROUP

         During 2007, the company had the following related part transactions with IAJ and affiliates, and our Controlling Shareholder Group:

Note Receivable From Credie Beaux Co Ltd

         On September 21, 2007 Global Hotline loaned 25,000,000 Yen to approximately $217,000 at current exchange rates to Credie Beaux Co Ltd, a party affiliated with our majority shareholder. This loan was repaid on March 26,
2008.

Kyo Nagae Relationship With IAJ

         In January 2006, Mr. Kyo Nagae, Chief Financial Officer of Global
Hotline, became President of IAJ and IAJ LBO Fund and continues to operate in this capacity.

Inter Asset Japan Relationship With Tesco Co Ltd

         IAJ owns a 23% minority ownership percentage of approximately 20% in
Tesco Co Ltd ("Tesco"). Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes Global Hotline $979,000 as of December 31,
2007.

REVIEW AND APPROVAL OF RELATED PERSON TRANSACTIONS.

         The company has operated under the Code of Conduct for many years. The company's Code of Conduct requires all employees, officers and directors, without exception, to avoid engagement in activities or relationships that conflict, or would be perceived to conflict, with the company's interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the company than could be obtained from an unrelated person.

         The audit committee is responsible for reviewing and approving, as appropriate, all transactions with related persons. The company has not adopted a written policy for reviewing related person transactions. The company reviews all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. As required under SEC rules, transactions, if any, that are determined to be directly or indirectly material to the company or a related person are disclosed.

Director Independence

         In accordance with AMEX rules, the board affirmatively determines the independence of each director and nominee for election as a director in accordance with AMEX's independence standards as set forth in Section 121A of the AMEX Company Guide.

         Based on these standards, at its meeting held on April 15, 2008, the board determined that each of the following non-employee directors are independent and has no relationship with the company, except as a Director and stockholder of the company:

         o  Masazumi Ishii
         o  Eric La Cara
         o  Brian Nelson
         o  Mae Towada

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

AUDIT COMMITTEE PRE-APPROVAL POLICY

         The audit committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the audit committee subject to certain restrictions. The policy sets out the specific services pre-approved by the audit committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the audit committee responsibilities under the
Exchange Act. During 2007, the audit committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

SERVICE FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The audit committee engaged Sherb and Co LLP to perform an annual audit of the company's financial statements for the fiscal year ended December 31,
2007. Sherb and Co LLP has no direct or indirect financial interest in the company or in any of its subsidiaries, nor has it had any connection with the company or any of its subsidiaries in the capacity of promoter, underwriter, voting trustee, director, officer or employee. The following is the breakdown of aggregate fees paid to the auditors for the company for the last two fiscal years:

                                          2007            2006
                                        --------        --------
         Audit fees ............        $122,100        $105,000
         Audit related fees ....          33,100          30,000
         Tax fees ..............           9,300           6,000
         All other fees ........               -          65,284
                                        --------        --------
                                        $164,500        $206,284
                                        ========        ========

         o  "Audit fees" are fees paid for professional services for the audit of our financial statements.

         o  "Audit Related fees" are fees billed by Sherb and Co. LLP. to us for services not included in the first two categories, specifically, SAS
            100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

         o  "Tax fees" are fees primarily for tax compliance in connection with filing US income tax returns.

         o  "All other fees" are fees paid to Horwath, Sakura and Co for the audit of our subsidiary Rex Tokyo in 2004, which the company agreed to pay as part of the sale in April 2006. PART IV

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

    Report of Independent Registered Public Accounting Firm....      F-1

    Consolidated Balance Sheets
         as of December 31, 2007 and 2006......................      F-2

    Consolidated Statements of Operations
         for the years ended December 31, 2007, 2006 and 2005..      F-3

    Consolidated Statement of Stockholders' Equity (Deficiency)
         for the years ended December 31, 2007, 2006 and 2005..      F-4

    Consolidated Statement of Cash Flows
         for the years ended December 31, 2007, 2006 and 2005..      F-5

    Notes to Consolidated Financial Statements.................  F-6 - F-41

(b) EXHIBITS:

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -------------------

3.1      Amended and Restated Certificate of Incorporation of IA Global, Inc.
         dated July 10, 2007 (2)

3.2      Amended and Restated Bylaws of IA Global, Inc. dated November 10, 2007
         (3)

3.3      Certificate of Designation of Preferences and Rights of the
         Registrant's Series A Convertible Preferred Stock (4)

3.4      Certificate of Designation of Preferences and Rights of the
         Registrant's Series B Convertible Preferred Stock (5)

3.5      Certificate of Designations, Rights and Preferences of the Series A-1
         Preferred Stock of IA Global, Inc. dated October 18, 2006 (6)

3.6      Certificate Eliminating Reference to a Series B Convertible Preferred
         Shares of Stock from the Certificate of Incorporation of IA Global,
         Inc. dated October 18, 2006. (6)

3.7      Certificate Eliminating Reference to a Series A-1 Convertible Preferred
         Shares of Stock from the Certificate of Incorporation of IA Global,
         Inc. dated March 29, 2007 (7)

4.1      Specimen of Stock Certificate (8)

4.2      IA Global, Inc. 2007 Stock Incentive Plan (9) *

4.3      1999 and 2000 Stock Option Plans (26)*

10.1     Amendment to Employment Agreement dated January 24, 2007 by and between
         IA Global, Inc. and Mark Scott. (10)*

10.2     Employment Agreement dated February 8, 2007 by and between IA Global,
         Inc. and Derek Schneideman (11)*

10.3     Outsource Business Services Agreement dated December 28, 2006 by and between Global Hotline, Inc. and KDDI Network and Solutions, Inc.
         Appendix to Outsource Business Services Agreement dated December 28,
         2006 between Global Hotline, Inc. and KDDI Network and Solutions, Inc.
         (English translation ) (12) +

10.4     Bank Credit Facility Contract dated May 16, 2007 by and between Global
         Hotline, Inc. and Mitsui Sumitomo Bank Co. Ltd. (English translation)
         (2)

10.5     Loan Application Form dated June 1, 2007 by and between IA Partners Co
         Ltd and Mizuho Bank Co Ltd. (English translation) (2)

10.6     Promissory Note Application Form dated June 19, 2007 by and between IA
         Partners Co Ltd and Mitsui Sumitomo Bank Co Ltd (English translation)
         (2)

10.7     Loan Application Form dated June 19, 2007 by and between Global
         Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd (English translation) (2)

10.8     Business Assignment Agreement, dated July 3, 2007, by and between
         Global Hotline, Inc. and KDDI Corporation. (English translation) (3)

10.9     Borrowing Conditions, dated July 6, 2007, by and between Global
         Hotline, Inc. and and Mizuho Bank Co Ltd. (English translation) (3)

10.10    Administrative Service Agreement, dated July 9, 2007, by and between
         Global Hotline, Inc. and Mizuho Bank Co Ltd. (English translation) (3)

10.11    Monetary Loan Certification, by Hideki Anan. (3)

10.12    Issue Conditions, dated July 17, 2007, by and between Global Hotline,
         Inc. and Mizuho Bank Co Ltd.(English translation) (3)

10.13    Indications of Main Items, dated July 17, 2007, by and between Global
         Hotline, Inc. Mizuho Bank Co Ltd. (English translation) (3)

10.14    Corporate Bonds Conditions, by Mizuho Bank Co Ltd (English translation)
         (3)

10.15    Important Conditions of Corporate Bonds, by Global Hotline, Inc.
         (English translation) (3)

10.16    Full Amount Guarantor Agreement, by Mizuho Bank Co Ltd (English
         translation) (3)

10.17    Request For Overdraft Facility, dated July 27, 2007, by Global Hotline,
         Inc. (English translation) (3)

10.18    Special Overdraft Change Facility Agreement, dated July 27, 2007, by and between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd
         (English translation) (3)

10.19    Monetary Loan Certification, dated July 31, 2007, by and between IA
         Partners Co Ltd and Mitsubishi Tokyo UFJ Bank Co Ltd (English
         translation) (3)

10.20    Monetary Loan Certification, dated July 31, 2007, by and between IA
         Partners Co Ltd and Mitsubishi Tokyo UFJ Bank Co Ltd (English
         translation) (3)

10.21    Articles of Agreement, dated August 8, 2007, by Inforidge Co Ltd
         (English translation) (13)

10.22    Agency Agreement for Offering Life Insurance, dated July 7, 2007, by and between Inforidge Co Ltd and American Life Insurance. (English
         translation) (13)

10.23    Share Exchange Agreement, dated August 24, 2007, by and between IA
         Global, Inc. and GPlus Media Co Ltd (14)

10.24    Right of First Refusal, dated August 24, 2007, by and between IA
         Global, Inc. and GPlus Media Co Ltd (14)

10.25    Share Exchange Agreement, dated August 24, 2007, by and between IA
         Global, Inc. and Slate Consulting Co Ltd (15)

10.26    Right of First Refusal, dated August 24, 2007, by and between IA
         Global, Inc. and Slate Consulting Co Ltd (15)

10.27    Binding Term Sheet, dated September 4, 2007, by and between IA Global,
         Inc. and LINC Media, Inc. (16)

10.28    Employment Agreement, dated September 5, 2007, by and between IA
         Global, Inc. and Mr. Schneideman. (17)*

10.29    Employment Agreement, dated September 5, 2007, by and between IA
         Global, Inc. and Mr. Scott. (18)*

10.30    Agreement on Special Overdrawn Account dated September 14, 2007, by and between Global Hotline, Inc., IA Partners Co Ltd, SG Telecom Co ltd,
         Inforidge Co Ltd and Sumitomo Mitsui Banking Corporation (English
         translation) (3)

10.31    Amendment to Binding Term Sheet, dated September 28, 2007, by and between IA Global, Inc. and LINC Media, Inc. (19)

10.32    Amendment to Binding Term Sheet, dated October 9, 2007, by and between
         IA Global, Inc. and LINC Media, Inc. (20)

10.33    Business Assignment Agreement, dated September 27, 2007, by and between
         Global Hotline, Inc. and KDDI Corporation. (English translation) (3)

10.34    Asset Purchase Agreement, dated October 22, 2007, by and between IA
         Global, Inc. and LINC Media, Inc. (21)

10.35    Promissory Note for $720,000, dated October 22, 2007, by and between IA
         Global, Inc. and LINC Media, Inc. (21)

10.36    Promissory Note for $1,200,000, dated October 22, 2007, by and between
         IA Global, Inc. and LINC Media, Inc. (21)

10.37    Promissory Note for $200,000, dated October 22, 2007, by and between IA
         Global, Inc. and LINC Media, Inc. (21)

10.38    Performance Agreement, dated October 22, 2007, by and between IA
         Global, Inc. and LINC Media, Inc. (21)

10.39    Assignment and Assumption Agreement and Bill of Sale, dated October 22,
         2007, by and between IA Global, Inc. and LINC Media, Inc.(21)

10.40    Call Center Service Agency Agreement, dated May 21, 2007, by and between IA Partners Co Ltd and NTT Co Ltd. (English translation) (3)

10.41    Attachment Agreement, dated May 21, 2007, by and between IA Partners Co
         Ltd and NTT Co Ltd. (English translation) (3)

10.42    Confidentiality Agreement, dated May 21, 2007, by and between IA
         Partners Co Ltd and NTT Co Ltd. Co Ltd (English translation) (3)

10.43    Covenant for Data Management, dated May 21, 2007, by IA Partners Co
         Ltd. (English translation) (3)

10.44    Request For Use of Special Overdraft Service dated November 27, 2007 by and between Sumitomo Mitsui Banking Corporation (English Translation)
         (1)

10.45    Binding Term Sheet, dated December 20, 2007, by and between IA Global,
         Inc. and Esprit Co Ltd.(22)

10.46    Share Mortgage Agreement, dated December 21, 2007, by and between IA
         Global, Inc. and Frontier Mortgages Pty Ltd (1)

10.47    Loan Agreement, dated December 21, 2007, by and between IA Global, Inc.
         and Frontier Mortgages Pty Ltd (1)

10.48    Certificate and Acknowledgment, dated December 21, 2007, by and between
         IA Global, Inc. and Frontier Mortgages Pty Ltd (1)

10.49    Outbound Telemarketing Program, dated November 30, 2007, by and between
         Inforidge Co Ltd and American Life Insurance Company. (1)

10.50    Working Capital Loan Amendment, dated January 22, 2008, by and between
         Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (1)

10.51    Request For Loan With Draft Loan (Change), dated January 22, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English
         translation) (1)

10.52    Binding Term Sheet, dated January 30, 2008, between IA Global, Inc. and
         Asia Premier Executive Business Suites, Inc. (23)

10.53    Working Capital Loan Amendment, dated January 31, 2008, by and between
         Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (1)

10.54    Binding Term Sheet, dated February 11, 2008, between IA Global, Inc.
         and Paper.com LLC (24)

10.55    Unsecured Corporate Bond, dated February 15, 2008, by and between
         Global Hotline, Inc. and Mitsubishi UFJ Bank Co Ltd. (English
         translation) (1)

10.56    Amendment Agreement, dated February 22, 2008, by and between IA Global,
         Inc. and LINC Media, Inc. (25)

10.57    Partner Contract dated December 22, 2005 between IA Partners Co Ltd and
         Internet Service Partners. (English translation) (27)

10.58    Business Outsourcing Basic Contract, dated October 6, 2004, by and between KDDI and Global Hotline. (English Translation) (28)

10.59    Agency Contract, dated April 14, 2006, by and between Japan Telecom
         Invoicing, Inc. and Global Hotline, Inc. (English translation) (29)

10.60    Agency Ordering Agreement, dated May 10, 2006, by and between IA
         Partners Co Ltd and AFLAC Co Ltd. (English translation) (30)

10.61    Business Agency Contract, dated May 10, 2006, by and between IA
         Partners Co Ltd and AFLAC Co Ltd. (English translation) (30)

10.62    Financial Support for Direct Marketing Agreement, by and between IA
         Partners Co Ltd and AFLAC Co Ltd. (English translation) (31) +

10.63    Amendment Agreement, dated March 12, 2008, by and between IA Global,
         Inc. and LINC Media, Inc. (32)

10.64    Working Capital Loan Amendment, dated February 29, 2008, by and between
         Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (1)

10.65    Loan Agreement, dated December 27, 2007, by and between Global Hotline,
         Inc and Mizuho Bank Co Ltd. (English translation) (1)

10.66    Loan Plan, dated December 27, 2007, by and between Global Hotline, Inc and Mizuho Bank Co Ltd. (English translation) (1)

10.67    Call Center Usage Facility Agreement, dated January 10, 2008, by and between IA Partners Co Ltd and OMC Card, Inc. (English translation) (1)

10.68    Basic Agreement, dated January 10, 2008, by and between Inforidge Co
         Ltd and OMC Card, Inc. (English translation) (1)

10.69    Share Exchange Agreement, dated April 10, 2008, by and between IA
         Global, Inc. and P. Scott Valley and John Engel. (35)

10.70    Services Agreement, dated April 10, 2008, by and between IA Global,
         Inc. and IA Global, Inc. and Paper.com LLC. (35)

21.1     Subsidiaries of the Registrant (34)

23.1     Consent of Sherb and Co LLP (34)

31.1     Section 302 Certifications. (1)

31.2     Section 302 Certifications. (1)

32.1     Section 902 Certifications. (1)

32.2     Section 902 Certifications. (1)

99.1     Audit Committee Charter dated June 22, 2007. (33)

99.2     Compensation Committee Charter dated June 22, 2007. (33)

99.3     Nominations and Governance Committee Charter dated June 22, 2007. (33)

99.4     Merger and Acquisition Committee Charter dated June 22, 2007. (33)
__________________

*  Indicates management contract or compensatory plan.

+  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule
   406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
__________________

(1)   Filed herewith.

(2)   Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      period ending June 30, 2007, and filed on August 20, 2007, and incorporated herein by reference.

(3)   Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      period ending September 30, 2007, and filed on November 19, 2007, and incorporated herein by reference.

(4)   Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      November 8, 2001, and incorporated herein by reference.

(5)   Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      period ending March 31, 2006, and filed on May 15, 2006, and incorporated herein by reference.

(6)   Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      October 19, 2006 and filed on October 24, 2006, and incorporated herein by reference.

(7)   Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      March 29, 2007 and filed on March 30, 2007, and incorporated herein by reference.

(8)   Filed as an exhibit to Registrant's Registration Statement on Form S-1, as
      amended (File No. 333-71733), and incorporated herein by reference.

(9)   Filed as an Annex 2 to Registrant's Proxy Statement on May 3, 2007, and
      incorporated herein by reference.

(10)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      January 24, 2007 and filed on January 29, 2007, and incorporated herein by reference.

(11)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      February 8, 2007 and filed on February 13, 2007, and incorporated herein by reference.

(12)  Filed as an exhibit to Registrant's Form 10-K dated December 31, 2006 and filed on April 2, 2007.

(13)  Filed as an exhib it to Registrant's Current Report on Form 8-K/A, dated
      August 8, 2007 and filed on August 30, 2007, and incorporated herein by reference.

(14)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      August 24, 2007 and filed on August 27, 2007, and incorporated herein by reference.

(15)  Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated
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

(17)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      September 5, 2007 and filed on September 10, 2007, and incorporated herein by reference.

(18)  Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated
      September 5, 2007 and filed on October 4, 2007, and incorporated herein by
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
      December 20, 2007 and filed on December 27, 2007, and incorporated herein by reference.

(23)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      January 30, 2008, and filed on February 6, 2008, and incorporated herein by reference.

(24)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      February 11, 2008, and filed on February 14, 2008, and incorporated herein by reference.

(25)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      February 22, 2008, and filed on March 4, 2008, and incorporated herein by reference.

(26)  Filed as an exhibit to Registrant's From S-8, dated June 21, 2004, and incorporated herein by reference.

(27)  Filed as an exhibit to Registrant's Annual Report on Form 10-K, dated
      April 17, 2006 and filed April 17, 2006, and incorporated herein by reference.

(28)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended June 30, 2005 and filed on August 15, 2005, and incorporated herein by reference.

(29)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 2006 and filed May 15, 2006, and incorporated herein by reference.

(30)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended June 30, 2006 and filed August 11, 2006, and incorporated herein by reference.

(31)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 and incorporated herein by reference.

(32)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      March 12, 2008, and filed on March 14, 2008, and incorporated herein by reference.

(33)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June
      25, 2007 and filed on June 25, 2007, and incorporated herein by reference.

(34)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and filed on April 15, 2008 and incorporated herein by reference.

(35)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 10, 2008 and filed on April 14, 2008, and incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
IA Global, Inc.

We have audited the accompanying consolidated balance sheets of IA Global, Inc.
as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended
December 31, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005, in conformity with
U.S. generally accepted accounting principles.

                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants
New York, New York
March 7, 2008

                                       F-1

                                           IA GLOBAL, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,       December 31,
                                                                                          2007               2006
                                                                                      ------------       ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...................................................      $  2,034,130       $  4,172,889
   Marketable Securities .......................................................                 -            250,638
   Accounts receivable, net of allowance of  $634,245 and $310,741, respectively         8,106,073          5,016,328
   Prepaid expenses ............................................................           979,436            523,733
   Notes receivable ............................................................         1,070,058            409,565
   Other current assets ........................................................           274,217            202,716
   Deferred taxes - foreign ....................................................         2,738,624                  -
                                                                                      ------------       ------------
      Total current assets .....................................................        15,202,538         10,575,869

EQUIPMENT, NET .................................................................         1,677,287            408,544

OTHER ASSETS
   Intangible assets, net ......................................................           728,481          2,317,889
   Equity investment in Australia Secured Financial Limited ....................         7,024,616          7,146,386
   Equity investment in GPlus Media Co Ltd .....................................         1,372,804                  -
   Equity investment in Slate Consulting Co Ltd ................................         1,413,659                  -
   Other assets ................................................................         2,502,240          1,190,820
                                                                                      ------------       ------------

                                                                                      $ 29,921,625       $ 21,639,508
                                                                                      ============       ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade ....................................................      $    253,054       $    104,573
   Accrued liabilities .........................................................         4,911,241          2,477,509
   Consumption taxes received ..................................................            15,085            264,514
   Income taxes payable- foreign ...............................................                 -            416,724
   Note payable - current portion of long term debt ............................        10,298,089          3,058,229
   Deferred revenue ............................................................                 -          1,297,046
                                                                                      ------------       ------------
      Total current liabilities ................................................        15,477,469          7,618,595
                                                                                      ------------       ------------

LONG TERM  LIABILITIES:
   Long term debt ..............................................................         7,368,193          1,637,076
   Convertible debentures ......................................................         2,191,667          3,125,000
                                                                                      ------------       ------------
                                                                                         9,559,860          4,762,076
                                                                                      ------------       ------------
STOCKHOLDER'S EQUITY:
   Series A-1 Convertible Preferred Stock, $10,000 par value, -0- and 4,375
      authorized, issued and outstanding, (liquidation value $7,000) ...........                 -          7,000,000
   Preferred stock, $.01 par value, 5,000 authorized, none outstanding .........                 -                  -
   Common stock, $.01 par value, 300,000,000 shares authorized,
      164,883,751 and 109,165,157 issued and outstanding, respectively .........         1,648,837          1,091,651
   Additional paid in capital ..................................................        43,713,399         32,835,714
   Accumulated deficit .........................................................       (39,690,877)       (31,431,914)
   Accumulated other comprehensive loss ........................................          (534,156)          (186,614)
                                                                                      ------------       ------------
                                                                                         5,137,203          9,308,837
   Less common stock in treasury, at cost ......................................          (252,907)           (50,000)
                                                                                      ------------       ------------
      Total stockholder's equity ...............................................         4,884,296          9,258,837
                                                                                      ------------       ------------

                                                                                      $ 29,921,625       $ 21,639,508
                                                                                      ============       ============

                                    See notes to consolidated financial statements.

                                                          F-2

                                                IA GLOBAL, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            Years Ended December 31,
                                                                                -----------------------------------------------
                                                                                     2007             2006            2005
                                                                                -------------    -------------    -------------

REVENUE .....................................................................   $  29,136,435    $  19,139,004    $  15,744,666

COST OF SALES ...............................................................       8,024,085        2,894,727        5,571,090
                                                                                -------------    -------------    -------------

GROSS PROFIT ................................................................      21,112,350       16,244,277       10,173,576

Selling, general and administrative expenses ................................      30,690,192       19,066,699        9,683,106
                                                                                -------------    -------------    -------------

OPERATING LOSS ..............................................................      (9,577,842)      (2,822,422)         490,470
                                                                                -------------    -------------    -------------

OTHER INCOME (EXPENSE):
   Interest income ..........................................................          37,259           92,307           52,460
   Interest expense and amortization of beneficial  conversion feature ......        (975,336)        (850,873)        (389,850)
   Other income .............................................................         603,119          178,640          120,750
   (Loss)  gain on equity investment in Australia Secured Financial Limited .        (119,562)          69,540                -
   Gain on equity investment in GPlus Media Co Ltd ..........................          12,804                -                -
   Loss on equity investment in Slate Consulting Co Ltd .....................         (26,341)               -                -
   Conversion of debenture expense ..........................................        (120,046)               -                -
   Foreign currency transaction adjustment ..................................          11,381         (129,448)        (134,554)
                                                                                -------------    -------------    -------------
      Total other expense ...................................................        (576,722)        (639,834)        (351,194)
                                                                                -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .........................     (10,154,564)      (3,462,256)         139,276

Income taxes - current (benefit) provision ..................................      (2,005,601)         515,000          825,000
                                                                                -------------    -------------    -------------

NET LOSS FROM CONTINUING OPERATIONS .........................................      (8,148,963)      (3,977,256)        (685,724)

DISCONTINUED OPERATIONS
   Loss (gain) from disposal of discontinued operations .....................        (110,000)         463,375          307,885
   Gain (loss) from discontinued operations .................................               -           76,054       (1,393,531)
   Loss on impairment of note receivable from sale of discontinued operations               -         (331,917)        (300,000)
                                                                                -------------    -------------    -------------
      Total (loss) / gain from discontinued operations ......................        (110,000)         207,512       (1,385,646)
                                                                                -------------    -------------    -------------

NET LOSS ....................................................................   $  (8,258,963)   $  (3,769,744)   $  (2,071,370)
                                                                                =============    =============    =============

Basic and Diluted Loss Per share of Common-
   Basic and diluted loss per share from continuing operations ..............   $       (0.05)   $       (0.04)   $       (0.01)
   Basic and diluted loss per share from discontinued operations ............           (0.00)            0.00            (0.02)
                                                                                -------------    -------------    -------------
   Total basic and diluted loss per share ...................................   $       (0.05)   $       (0.03)   $       (0.02)
                                                                                =============    =============    =============

   Weighted average shares of common stock outstanding - Basic and diluted ..     151,229,245      107,718,970       90,496,230
                                                                                =============    =============    =============

                                         See notes to consolidated financial statements.

                                                               F-3

                                                                    IA GLOBAL, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                                                Accumulated
                                                                                                                                   Other
                                              Preferred Stock              Common Stock           Additional                   Comprehensive                  Total
                                         ------------------------   --------------------------     Paid in      Accumulated        Income     Treasury    Stockholder's
                                           Shares        Amount        Shares         Amount       Capital        Deficit          (Loss)       Stock        Equity
                                         ----------   -----------   ------------   -----------   ------------   ------------   -------------  ---------   -------------

Balance as of December 31, 2004 .......       1,158   $        12     82,400,181   $   824,001   $ 28,785,839   $(25,590,820)  $    165,121   $ (50,000)  $  4,134,153

   Common stock issued for Global
     Hotline, Inc. acquisition ........           -             -     15,000,000       150,000      2,947,500              -              -           -      3,097,500
   Proceeds from sale of common stock .           -             -        350,000         3,500         56,000              -              -           -         59,500
   Repurchase of Fan Club
     Entertainment Co Ltd  stock ......           -             -       (350,000)       (3,500)       (52,500)             -              -           -        (56,000)
   Beneficial conversion feature ......           -             -              -             -      1,250,000              -              -           -      1,250,000
   Stock issued for services ..........           -             -         25,000           250          5,750              -              -           -          6,000
   Other comprehensive loss ...........           -             -              -             -              -              -       (403,668)          -       (403,668)
   Net loss ...........................           -             -              -             -              -     (2,071,350)             -           -     (2,071,350)
                                         ----------   -----------   ------------   -----------   ------------   ------------   ------------   ---------   ------------
      Comprehensive loss ..............                                                                                                                     (2,475,018)
                                                                                                                                                          ------------

Balance as of December 31, 2005 .......       1,158            12     97,425,181       974,251     32,992,589    (27,662,170)      (238,547)    (50,000)     6,016,135

   Conversion of preferred stock to
     common stock .....................      (1,158)          (12)    11,580,000       115,800       (115,788)             -              -           -              -
   Conversion of note payable to
     common stock .....................           -             -       (840,024)       (8,400)      (233,094)             -              -           -       (241,494)
   Issuance of preferred stock for
     ASFL equity investment ...........       4,375     7,000,000              -             -              -              -              -           -      7,000,000
   123R compensation expense ..........           -             -              -             -        122,007              -              -           -        122,007
   Exercise of stock options ..........           -             -      1,000,000        10,000         70,000              -              -           -         80,000
   Other comprehensive income .........           -             -              -             -              -              -         51,933           -         51,933
   Net loss ...........................           -             -              -             -              -     (3,769,744)             -           -     (3,769,744)
                                         ----------   -----------   ------------   -----------   ------------   ------------   ------------   ---------   ------------
      Comprehensive loss ..............                                                                                                                     (3,717,811)
                                                                                                                                                          ------------

Balance as of December 31, 2006 .......       4,375   $ 7,000,000    109,165,157     1,091,651     32,835,714    (31,431,914)      (186,614)    (50,000)     9,258,837

   Conversion of preferred stock to
     common stock .....................      (4,375)   (7,000,000)    43,750,000       437,500      6,562,500              -              -           -              -
   123R compensation expense ..........           -             -              -             -        174,514              -              -           -        174,514
   Exercise of stock options ..........           -             -        434,166         4,342         83,575              -              -           -         87,917
   Proceeds from sale of common stock .           -             -      1,189,703        11,896        367,981              -              -           -        379,877
   Equity investment in GPLus Media
     Co Ltd for common stock ..........           -             -      3,885,713        38,857      1,321,143              -              -           -      1,360,000
   Equity investment in Slate
     Consulting Co Ltd for common stock           -             -      3,600,000        36,000      1,404,000              -              -           -      1,440,000
   Conversion of debentures to common
     stock ............................           -             -      4,885,367        48,854      1,485,241              -              -           -      1,534,095
   Repurchase of common stock .........           -             -     (2,026,355)      (20,263)      (521,269)             -              -    (202,907)      (744,439)
   Other comprehensive income .........           -             -              -             -              -              -       (347,542)          -       (347,542)
   Net loss ...........................           -             -              -             -              -     (8,258,963)             -           -     (8,258,963)
                                         ----------   -----------   ------------   -----------   ------------   ------------   ------------   ---------   ------------
      Comprehensive loss ..............                                                                                                                     (8,606,505)
                                                                                                                                                          ------------

Balance as of December 31, 2007 .......           -   $         -    164,883,751   $ 1,648,837   $ 43,713,399   $(39,690,877)  $   (534,156)  $(252,907)  $  4,884,296
                                         ==========   ===========   ============   ===========   ============   ============   ============   =========   ============

                                                            See notes to consolidated financial statements.

                                                                                  F-4

                                                IA GLOBAL, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years Ended December 31,
                                                                                   --------------------------------------------
                                                                                       2007            2006            2005
                                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................   $ (8,258,963)   $ (3,769,744)   $ (2,071,350)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization ............................................      1,758,524       1,979,875       1,191,225
      Amortization of beneficial conversion feature ............................        416,667         416,667         208,332
      Amortization of financing cost ...........................................              -               -          44,444
      Stock based compensation .................................................        174,514         122,007               -
      Common stock issued for services .........................................              -               -           6,000
      Loss (gain) on equity investments ........................................        135,307         (69,540)              -
      Settlement of convertible debt with equity ...............................        120,047               -               -
      Impairment of note receivable for sale of discontinued operation .........              -         331,917               -
   Changes in operating assets and liabilities:
      Accrued interest on notes/loans payable
      Accounts receivable ......................................................     (3,089,745)     (4,406,108)      1,215,499
      Notes receivable .........................................................       (660,493)       (247,568)         76,699
      Prepaid expenses .........................................................       (455,703)        (93,399)         20,665
      Other current assets .....................................................        (71,501)        (12,933)         33,584
      Deferred taxes - foreign .................................................     (2,738,624)              -               -
      Other assets .............................................................     (1,311,420)       (454,961)       (243,093)
      Accounts payable - trade .................................................        148,481        (391,875)        360,269
      Accrued liabilities ......................................................      2,747,780         (49,649)         71,055
      Net consumption tax payable ..............................................       (249,429)       (115,443)        257,923
      Income taxes payable - foreign ...........................................       (416,724)        163,604         825,000
      Deferred revenue .........................................................     (1,297,046)     (2,292,486)       (606,961)
                                                                                   ------------    ------------    ------------
   Net cash used in continuing operations ......................................    (13,048,328)     (8,889,636)      1,389,291
      (Gain) loss from discontinued operations .................................              -        (539,429)      1,246,583
      Net cash used in discontinued operations .................................              -        (854,895)     (1,620,497)
      Net cash used in discontinued operations from debt .......................              -               -      (6,169,717)
      Net decrease in assets of discontinued operations ........................              -      12,606,044       1,164,035
      Net (decrease) increase in liabilities of discontinued operations ........              -     (11,939,787)      1,017,092
                                                                                   ------------    ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ..........................................    (13,048,328)     (9,617,703)     (2,973,213)
                                                                                   ------------    ------------    ------------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
   Capital expenditures ........................................................     (1,437,859)       (221,656)       (367,476)
   Sale of marketable securities ...............................................        250,638               -               -
   Acquisition of investment in Australian Secured Financial Limited ...........       (250,000)              -               -
   Repayment of loan receivable from affiliate of controlling shareholder group               -       3,394,000       2,242,475
   Proceeds from sale of Rex Tokyo Co, Ltd. ....................................              -       1,300,000               -
   Cash portion used in acquisition of Investment - Australian Secured Financial
      Limited ..................................................................              -        (250,000)              -
   Purchase of marketable securities ...........................................              -        (250,638)              -
   Capital expenditures from discontinued operations ...........................              -               -         (51,912)
   Repayment of loan receivable from QUIKCAT Australia Pty Ltd .................              -               -         150,000
   Proceeds from sale of QUIKCAT business unit and note receivable .............              -               -         200,000
   Proceeds from sale of Fan Club Entertainment Co Ltd .........................              -               -         185,000
   Repayment of loan receivable from sale of Fan Club Entertainment Co Ltd .....              -               -         445,680
   Loan to affiliate of controlling shareholder group ..........................              -               -      (5,672,994)
   Cash from Global Hotline, Inc. on date of acquisition .......................              -               -       1,240,037
                                                                                   ------------    ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES: ...........................     (1,437,221)      3,971,706      (1,629,190)
                                                                                   ------------    ------------    ------------

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES:
   Proceeds from debt ..........................................................     17,153,095       9,276,671               -
   Repayments of debt ..........................................................     (4,182,118)     (4,581,366)       (593,662)
   Proceeds from exercise of options ...........................................         87,917               -               -
   Proceeds from sale of common stock ..........................................        379,877          80,000          59,500
   Purchase of common shares for Treasury ......................................       (744,439)              -               -
   Proceeds from cash dividend from investment in Australia Secured Financial
      Limited ..................................................................              -         425,666               -
   Proceeds from issuance of convertible debentures ............................              -               -       3,483,000
   Proceeds from long term debt- discontinued operations .......................              -               -       7,572,100
   Repayment of long term debt - discontinued operations .......................              -               -        (674,954)
   Repayment of long term debt - discontinued operations- related party ........              -               -        (727,429)
                                                                                   ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ......................................     12,694,332       5,200,971       9,118,555
                                                                                   ------------    ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................     (1,791,217)       (445,026)      4,516,152

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................................       (347,542)        156,929        (414,340)

CASH AND CASH EQUIVALENTS, beginning of period .................................      4,172,889       4,460,986         359,174
                                                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period .......................................   $  2,034,130    $  4,172,889    $  4,460,986
                                                                                   ============    ============    ============
                                                           (continued)
                                                              F-5A

                                                IA GLOBAL, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (continued)
                                                                                             Years Ended December 31,
                                                                                   --------------------------------------------
                                                                                       2007            2006            2005
                                                                                   ------------    ------------    ------------
Supplemental disclosures of cash flow information:
   Interest paid ...............................................................   $    222,358    $     67,563    $     17,447
   Taxes paid ..................................................................   $  1,004,406    $    233,528    $      2,504

Non-cash investing and financing activities:
   Conversion of Series A-1 Preferred stock into common stock ..................   $  7,000,000    $          -    $          -
   Equity investment in Slate Consulting Co Ltd for common stock ...............   $  1,440,000    $          -    $          -
   Equity investment in GPlus Media Co Ltd for common stock ....................   $  1,360,000    $          -    $          -
   Conversion of debentures and accrued interest into common stock .............   $  1,414,048    $          -    $          -
   Common stock surrendered to company in payment of note receivable ...........   $          -    $    241,494    $          -
   Conversion of Series B Preferred stock into common stock ....................   $          -    $    115,800    $          -
   Adjustment of intangible asset due to recognition of tax asset related to NOL
      carryforward from acquisition of Global Hotline, Inc. ....................   $          -    $    486,870    $          -
   Issuance of Series A-1 Preferred stock for equity investment in Australian
      Secured Financial Limited ................................................   $          -    $  7,000,000    $          -
   Common stock issued for Global Hotline, Inc. ................................   $          -    $          -    $  3,097,500
   Beneficial conversion feature recognized with issuance of convertible
      debentures ...............................................................   $          -    $          -    $  1,250,000
   Issuance of loan receivable for sale of Fan Club Entertainment Co Ltd .......   $          -    $          -    $    755,000
   Issuance of loan receivable for sale of QUIKCAT business unit ...............   $          -    $          -    $    200,000

                                         See notes to consolidated financial statements.

                                                              F-5B

                        IA GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2007

NOTE 1.  BUSINESS

The Company and our Business

         IA Global is a strategic holding company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         To realize this plan, in the fiscal years ending March 31, 2008 and
2009 the company is actively expanding investments in the business process outsourcing, human capital and resources, and B2B sectors. These sectors demonstrate long-term prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, the company is expanding its reach to encompass Hong Kong/China, the
Philippines/Singapore, and India and the outstanding growth opportunities and synergies these markets present.

         IA Global takes a long-term "Buy to Hold" approach to its acquisitions and partnerships. It is built on the belief that our people, combining pragmatic hands-on management with extensive operations and financial experience, have the expertise to grow the businesses we invest in, to optimize their potential and provide increasing returns on investment over the long run. IA Global has acquired a select portfolio of investments in Japan, Australia and the
Philippines/Singapore area, targeted and developed with a sharp eye for producing outstanding growth and profitability. This has laid the foundation for an aggressive medium term plan to establish a broad network of complementary subsidiaries and majority-owned investments in the greater Pacific Rim region.

Business Process Outsourcing

         In Japan, IA Global is 100% owner of Global Hotline, Inc. ("Global
Hotline"), a Business Process Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of December 31, 2007, Global
Hotline employed 839 full and part-time personnel to support the several multi-million dollar contracts. In the Philippines, the company acquired 100% of
Shift Resources, LLC, a multi-service call center operations on April 10, 2008.
In addition, the company signed a term sheet to acquire 100% of Asia Premier
Executive Suites, Inc., a multi-service call center operation which is expected to close in April 2008, subject to the closing of financing.

Human Capital and Resources

         During August 2007, the company closed two equity investments. During
December 2007, the company signed a binding term sheet to acquire 80% of a
Japanese recruiting company, subject to the closing of financing. These investments provide "human capital" services in the human resources sector, a sector which offers excellent growth opportunities throughout the Asia Pacific region. IA Global continues to seek additional companies and partnerships in the staffing, training, employee/ organization evaluation and assessments business throughout the region, but with a focus on Japan. Linking these investments in a network under the IA Global umbrella will generate synergies of expertise and resources, creating a regional value-chain of services to further drive aggressive growth. Our investments in Human Capital and Resources are as follows:

         On December 20, 2007, IA Global entered into a binding term sheet agreement to acquire 80% of Esprit Co Ltd, a Tokyo, Japan based company, subject to the closing of financing. Established in Tokyo in 2006, Esprit Co Ltd brings new recruiting expertise in the financial, automotive, fashion goods, and medical markets.

         IA Global has a 25% stake in GPlus Media Co Ltd ("GPlus"). GPlus is a
Japan based corporation with offices in Tokyo, Japan, Hong Kong and Shanghai,
China. GPlus owns and operates several of Japan's best known English-Japanese websites, including GaijinPot.com, and Ecentral.jp, the official jobsite of the
American Chamber of Commerce in Japan. GPlus also operates CareerEngine.org, which is a powerful network of jobsites with partners who include
ShanghaiExpat.com, the American Chambers of Commerce in Shanghai and Hong Kong,
as well as the Canada China Business Council.

         IA Global has a 20.25% equity investment in Slate Consulting Co Ltd
("Slate"). Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo, Hong Kong, Surrey, Canada; a call center in
Manila, Philippines; an early stage call center in Bucharest, Romania.

Other Equity Investments

         In Australia, the company has a 36% stake in Australian Secured
Financial Limited and its affiliates, Ausec Finance Limited, ADJ Services Pty
Ltd. and Auslink Ltd (collectively, "ASFL") which raises funds through the issuance of private loans and bank debt within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

Divestitures

         IA Global divested several unprofitable operations in 2005 and 2006, including Fan Club Entertainment Co Ltd ("Fan Club") on May 12, 2005, IA Global
Acquisition Co ("IA Acquisition") on July 1, 2005, the QuikCAT.Com Inc.
("QuikCAT") North America Internet accelerator business on May 28, 2005, and Rex
Tokyo Co, Ltd's ("Rex Tokyo") 60% interest in Timothy World on August 16, 2005.
IA Global divested its interest in Rex Tokyo on April 4, 2006.

         IA Global signed definitive agreements to acquire 100% of the outsourcing business division ("Outsourcing Business Division") of LINC Media,
Inc. ("LINC Media") on October 22, 2007. On March 12, 2008, the company and LINC
Media terminated the Asset Purchase Agreement and all related Notes Payable, and the Performance Agreement to acquire 100% of the outsourcing business division of LINC Media.

         IA Global, Rex Tokyo, Global Hotline, IA Acquisition, Fan Club and the
Outsourcing Business Division are referred to herein collectively as the
"company", unless reference is made to the respective operations of an individual entity comprising part of the group.

Corporate Information

         The company was incorporated in Delaware on November 12, 1998. The company's executive offices are located at 101 California Street, Suite 2450,
San Francisco, CA 94111, with its operating units being located primarily in
Japan, China, the Philippines, Hong Kong and Australia. The company's telephone number is (415) 946-8828 and its primary website is located at
www.iaglobalinc.com. The information on our website is not a part of this Form
10-K. The company's charters for the Audit Committee, the Compensation
Committee, and the Nominating Committee; and the Code of Conduct & Ethics are
also available on the company's website.

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
Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in Japanese banks are generally insured by the Deposit
Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately $81,000 at current exchange rates. At times during the year ended
December 31, 2007 and 2006, the company's cash in bank deposit accounts exceed federally insured limits with regards to certain accounts in the United States, and exceeded Japanese statutory limits with regards to certain accounts in
Japan. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

EQUIPMENT - Equipment represents machinery, equipment and software, which are stated at cost less accumulated depreciation. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the related assets, generally 2-5 years. Software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally 2-3 years.

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

REVENUE RECOGNITION - Global Hotline revenue is derived from its multiple call centers undertaking the telemarketing of telecommunications products and services, and a range of insurance products and services in Japan. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured.
Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has recorded $0 and $1,297,046 of deferred revenue as of December 31, 2007 and December 31, 2006, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the year ended December 31, 2007 and
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

         Prior to January 1, 2006, the company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the company's consolidated statements of operations when the exercise price of the company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. The total value of all options granted to employees and directors of the company for the year ended December
31, 2007 was approximately $1,312,000. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of December 31, 2007, there are 8.1 million options with a weighted average exercise price of $0.261 and a weighted average remaining life of 8.81 years, remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 3 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately
$415,000 in compensation expense remains unearned as of December 31, 2007.

         The company had the 1999 and 2000 stock option plans (the "Plans") that is further described in the company's annual report on Form 10-K for the year ended December 31, 2007. The company granted stock options for shares of common stock to employees and directors. In accordance with the Plans, the stock options are granted at the fair market value of the common stock. The Plans provide that the options shall have a life of up to ten years from the date of grant. The options granted under the Plans vested quarterly or annually over a period of three years. Certain options granted under the Plans vested over shorter periods. Under the Plans, the company may grant options for the purchase of up to 12,000,000 shares. A total of 1,530,000 shares of common stock have been purchased, through the exercise of options issued under the Plans, since the Plans were implemented. Shares underlying options that expire, or are cancelled without delivery of shares, generally became available for future re-issuance under the Plans. No additional shares will be issued under the Plans.

         The company received approval of the 2007 Stock Incentive Plan ("2007
Plan") on June 29, 2007. Under this Plan, the company grants stock options for shares of common stock to employees, directors and consultants. In accordance with the 2007 Plan, the stock options are granted at the fair market value of the common stock. The 2007 Plan provides that the options shall have a life of up to ten years from the date of grant. The options granted under the 2007 Plan vest quarterly or annually over a period of three years. Certain options granted under the 2007 Plan vest over shorter periods. Under the 2007 Plan, the company may grant options for the purchase of up to 20 million shares. A total of
11,538,334 shares of common stock are available for future grants under The 2007
Plan as of December 31, 2007. Options for the purchase of 8,057,500 shares are outstanding as of December 31, 2007. A total of 404,166 shares of common stock have been purchased, through the exercise of options issued under the 2007 Plan, since the 2007 Plan was implemented. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the 2007 Plan.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

                                              For the Year Ended
                                                 December 31,
                                       --------------------------------
                                         2007        2006        2005
                                       --------    --------    --------
         Risk free interest rate ...     5.39%       4.96%       4.05%
         Expected life .............     8 yrs       8 yrs     10 years
         Dividend rate .............     0.00%       0.00%       0.00%
         Expected volatility .......     111%        107%        155%

         The company recorded $174,514 and $122,007 of compensation expense, net of related tax effects, relative to stock options for the year ended December
31, 2007 and 2006, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00).

         The table below sets out the pro forma amounts of net income and net income per share (in thousands, except per share data) that would have resulted for the year ended December 31, 2005, if the company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123.

                                                                      For The Year Ended,
                                                                          December 31,
                                                                              2005
                                                                          -----------
Net loss available to common stockholders, as reported ............       $(2,071,350)
Deduct: total stock-based employee compensation determined under
 fair value based method for all awards, net of related tax effects          (353,040)
                                                                          -----------
Pro-forma net loss available to common shareholders ...............       $(2,424,390)
                                                                          ===========
Loss per share:
  Basic and diluted- as reported ..................................       $     (0.02)
  Basic and diluted- pro-forma ....................................       $     (0.03)

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123-R and EITF 96-18. The company issued grants for 172,500 shares of common stock at $.384 per share in the year ended December 31, 2007. The grants were expensed immediately. There are 172,500 stock options at $.384 per share outstanding as of December 31, 2007.

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 "Reporting
Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss)
before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The company recognizes deferred assets to the extent that management has determined their realization. As of December 31, 2007 the company has a deferred tax asset of $2,738,624, based on prior net operating losses that company management has determined is available to offset future taxable income.

For the year ended December 31,             2007          2006          2005
-------------------------------         -----------   -----------   -----------
Income (loss) from operations
  before income taxes:
   US operations .....................  $(3,025,217)  $(1,904,804)  $(2,015,233)
   Japan operations ..................   (5,150,746)   (1,557,452)    2,154,529
                                        -----------   -----------   -----------
   Total loss from operations
     before income taxes .............   (8,175,963)   (3,462,256)      139,296
   Gain (loss) from discontinued
     operations  .....................     (110,000)      207,512    (1,385,646)
                                        -----------   -----------   -----------
                                        $(8,258,963) $(3,254,744)   $(2,071,350)
                                        ===========   ===========   ===========

The following provision (benefits) for income taxes by geographic operations is as follows:

For the year ended December 31,             2007          2006          2005
-------------------------------         -----------   -----------   -----------
   US operations .....................  $         -   $         -   $         -
   Japan operations ..................   (2,006,000)      515,000       825,000
                                        -----------   -----------   -----------
   Total provision for income taxes ..  $(2,006,000)  $   515,000   $   825,000
                                        ===========   ===========   ===========

         The components of the (benefit)provision for income taxes by taxing jurisdiction as follows:

For the year ended December 31,             2007          2006          2005
-------------------------------         -----------   -----------   -----------
   US Federal, State and Local:
      Current ........................  $         -   $         -   $         -
      Deferred .......................            -             -             -

   Japan:
      Current ........................  $         -   $   515,000   $   825,000
      Deferred .......................  $(2,006,000)  $         -   $         -

         A reconciliation of the company's effective tax rate to the statutory
US Federal tax rate is as follows:

For the year ended December 31,             2007          2006          2005
-------------------------------         -----------   -----------   -----------
   Statutory rate ....................        35.0%         35.0%         35.0%
   Foreign tax differential ..........         6.0%          6.0%          6.0%
   State and Local ...................         5.7%          5.7%          5.7%
                                        -----------   -----------   -----------
   Effective Rate ....................        46.7%         46.7%         46.7%
                                        ===========   ===========   ===========

         The effect of tax law changes on deferred tax assets and liabilities did not have a significant effect on the company's effective tax rate.

         The significant components of activities that gave rise to deferred tax assets that are recorded in the consolidated balance sheets were as follows:

At December 31,                             2007          2006          2005
---------------                         -----------   -----------   -----------
Deferred Income Taxes ................  $ 2,700,000   $         -   $         -
Operating loss carry forwards ........    7,000,000     6,700,000     5,910,000
                                        -----------   -----------   -----------
Gross Deferred Tax Asset .............    9,700,000     6,700,000     5,910,000
Less: Valuation Allowance ............   (7,000,000)   (6,700,000)   (5,910,000)
                                        -----------   -----------   -----------
Deferred Tax Asset, net of Allowance .  $ 2,700,000   $         -   $         -
                                        ===========   ===========   ===========

         The valuation allowance at December 31, 2007, principally applies the net operating loss carry forwards that, in the opinion of management, are more likely than not to expire before the company can use them. Total Deferred Taxes
- foreign included approximately $1,400,000 in refundable taxes.

         For tax return purposes, the company has available net operating carry forwards of approximately $9.7 million which expire in various years through
2027, subject to any potential Section 382 of the Code due to ownership changes in IA Global and statutory Japanese limitations. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. IA Global has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition.
The company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since company formation, utilization of our NOL credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL credit carryforwards before utilization.
Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

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

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The equity investments were not considered impaired as of December 31,
2007.

MARKETABLE SECURITIES - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings.

NET LOSS PER SHARE - The company has adopted SFAS No. 128, "Earnings per Share."
Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2007, there were options outstanding for the purchase of 8,032,500 common shares, convertible debentures convertible into
8,000,013 common shares and warrants for 62,243 shares of common stock which could potentially dilute future earnings per share. As of December 31, 2006, there were options outstanding for the purchase of 4,200,000 common shares, preferred stock convertible into 43,750,000 common shares, and debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share. As of December 31, 2005 there were options outstanding for the purchase of 11,580,000 common shares, and convertible debentures into
12,500,018 common shares which could potentially dilute earnings per share.

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

         In February 2007, the FASB issued Statement No. 159 "The Fair Value
Option for Financial Assets and Financial Liabilities" (SFAS 159). This
statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the provisions of FASB 159 to determine the impact on the company's consolidated financial statements.

         In December 2007, the FASB issued SFAS No. 141 (revised 2007),
"Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No.
141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December
15, 2008. SFAS 141(R) is expected to impact the company in the event of any future acquisitions.

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling
Interests in Consolidated Financial Statements--an amendment of Accounting
Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The company is currently evaluating the provisions of FASB 160 to determine the impact on the company's consolidated financial statements.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about
Derivative Instruments and Hedging Activities--an amendment of FASB Statement
No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under
Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after
November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The company is currently evaluating the provisions of FASB 161 to determine the impact on the company's consolidated financial statements.

NOTE 3.  ACQUISITION, EQUITY INVESTMENT AND DIVESTITURES

Business Process Outsourcing

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

         On January 1, 2007, Global Hotline entered into a new agreement with
KDDI. Pursuant to this agreement, which is governed by the Business Outsourcing
Basic Agreement entered into in September 2004, Global Hotline agreed to sell telephone products on behalf of KDDI. Global Hotline will be paid an hourly rate, with payment due in 30 days after the prior month is billed. The agreement covered the period January 1, 2007 through March 31, 2007. This agreement was automatically renewed for the period April 1, 2007 through June 30, 2007 and was renewable for additional three month periods. The agreement may be cancelled under certain conditions.

         On July 25, 2007, Global Hotline announced that it had closed an
Agreement with KDDI for the three month period ending September 30, 2007. Global
Hotline agreed to sell telephone products on behalf of KDDI and will be paid an hourly rate, with payment due in 30 days after the month billed. On October 12,
2007, January 17, 2008 and April 7, 2008, the company automatically renewed this contract through June 30, 2008.

         On December 22, 2005, a wholly owned subsidiary of Global Hotline, IA
Partners Co Ltd ("IA Partners"), entered into an agreement (the "Partner
Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of NTT and Internet Service Partners, with sales commissions payable from 30-120 days after confirmation by Internet Service Partners The Partner Contract was
automatically renewed on December 22, 2006, and continues to be automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. On October 22, 2007, the parties automatically renewed this agreement and it will expire on December 22, 2008.
The company experienced a shutdown of operations for sixty days under this
Partner Contract that resulted in a temporary reduction of revenues of approximately $1,600,000. This issue was resolved and sales returned to normal levels effective November 1, 2007.

         On April 14, 2006, a 100% owned subsidiary of Global Hotline established on April 4, 2006, SG Telecom Inc. ("SG"), entered into an Agency
Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commissions payable within 30-90 days after confirmation by Japan Telecom. The Agency
Contract was automatically renewed on April 14, 2007 and on April 8, 2008 thru
April 14, 2009. The Agency Contract is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Contract maybe cancelled under certain conditions.

         On May 10, 2006, IA Partners entered into an Agency Agreement with
AFLAC Co Ltd, a Japanese company ("AFLAC"). Pursuant to this Agency Agreement,
IA Partners agreed to sell insurance products starting on approximately June 1,
2006, on behalf of AFLAC, with sales commissions payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement was automatically renewed on May 2,
2007 for an additional year. The Agency Agreement is automatically renewed each year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement maybe cancelled under certain conditions.

         On December 29, 2006, IA Partners entered into an Agreement with AFLAC.
Pursuant to this Agreement, Global Hotline recorded $727,524 as revenue and deferred $727,524 into 2007. During 2007, the remaining $725,756 was recognized as revenue under this agreement.

         On October 16, 2006, IA Partners announced an Agency Agreement with
American Home Assurance Ltd ("AHA"), a Japanese company and a division of
American Insurance Group ("AIG"). Pursuant to this Agency Agreement, IA Partners agreed to sell health and cancer insurance products on behalf of AHA, with sales commission's payable from 30-120 days and ongoing commissions to the extent the customer continues to maintain the insurance. The Agency Agreement has no expiration date, but may be cancelled under certain conditions.

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

         On September 20, 2007, Inforidge received notice of a signed Agency
Agreement ("Agreement") with Ace Insurance Company Co Ltd, ("Ace"), a Japanese company. Pursuant to this Agreement, Inforidge agreed to sell medical insurance products on behalf of Ace, with sales commissions payable from 30-120 days. The
Agreement does not expire. The Agreement maybe cancelled under certain conditions.

         On January 7, 2008, Inforidge entered into a second Outbound
Telemarketing Agreement ("Agreement"), effective as of November 30, 2007, with
Alico. Pursuant to this Agreement, Inforidge will receive payments for expanding telemarketing operations related to prior agreements with Alico. The Agreement expired on March 31, 2008. On April 9, 2008, the Agreement was renewed for the period April 1, 2008 to June 30, 2008.

         On January 10, 2008, IA Partners and Inforidge entered into Call Center
Facility Agreements ("Facility Agreements") with OMC Card, Inc. ("OMC"), a
Japanese company. Pursuant to these agreements, IA Partners and Inforidge agreed to rent facilities and equipment to OMC, with revenues payable in thirty days from the invoice date. The Facility Agreements expire on January 10, 2009, and is automatically renewable for an additional year unless it is terminated by either party upon ninety days notice prior to the expiration date. The Facility
Agreements maybe cancelled under certain conditions.

         Global Hotline opened a fifth call center in Tokyo, Japan in late
August 2007 to support these new agreements with AIG. This new call center is expected to employ over 400 full and part-time employees. In addition, Global
Hotline opened a sixth call center in Osaka, Japan on October 1, 2007 to support the NTT contract. This new call center is expected to employ 300 full and part-time employees. The company incurred startup and training costs into three months ending December 31, 2007 on these call centers.

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
                                                                      ----------
                                                                       4,879,959
                                                                      ----------
Net liabilities acquired (6/15/05):
Accrued liabilities ................................................   1,903,246
Deferred revenue ...................................................   4,196,493
Other liabilities ..................................................     628,750
                                                                      ----------
                                                                       6,728,489
                                                                      ----------
Net liabilities acquired (6/15/05) .................................   1,848,530
                                                                      ----------
Identifiable customer contracts and related customer relationships .  $4,946,030
                                                                      ==========

PROPOSED ACQUISITION OF ASIA PREMIER EXECUTIVE BUSINESS SUITES, INC.

         On January 30, 2008, the company signed a binding term sheet with the owners of Asia Premier Executive Business Suites, Inc. ("Asia Premier"), a
Philippine Business Process Outsourcing company. Upon completion of definitive agreements, the company will own 100% of Asia Premier. Asia Premier will be the third investment by IA Global into the BPO industry and its second investment in the Philippines.

         Asia Premier provides flexible in-bound and out-bound call center, lead generation, and customer service solutions on very competitive basis to international companies across multiple time zones. The closing of the transaction is subject to the completion of due diligence, signing of contracts and closing of financing.

         The acquisition is based on a combination of equity and debt financing and is expected to close in April 2008, subject the closing of financing.

         The transaction is structured as a share exchange in which the company will issue approximately 1.25 million shares of its common stock at $0.24 per share, the price during negotiations, totaling $300,000 plus notes of $268,000 and provide an earn-out of approximately $5,555 per month for the nine months following closing. The parties agreed to value the transaction at $618,000.

ACQUISITION OF SHIFT RESOURCES INC.

         On April 10, 2008, the company signed definitive agreements and closed the 100% acquisition of Shift Resources Inc. ("Shift Resources"), a Philippine
Business Process Outsourcing company.

         Shift Resources provides a range of in-bound and out-bound call centers, lead generation and customer service solutions for international companies across multiple time zones.

         The transaction is structured as a share exchange in which the company agreed to issue 826,086 shares of its common stock at $.23 per share, the close price during the negotiations, totaling $190,000 plus a payment of $35,000 at closing. The parties agreed to value the transaction at $225,000.

Human Capital and Resources

PROPOSED ACQUISITION OF ESPRIT CO LTD

         On December 20, 2007, the company entered into a binding term sheet agreement to acquire 80% of Esprit Co Ltd ("Esprit"), a Tokyo, Japan based company.

         Established in Tokyo in 2006, Esprit brings new recruiting expertise in the financial, automotive, fashion goods, and medical markets. The acquisition is based on a combination of equity and debt financing. This acquisition is expected to close in April, 2008, subject the closing of financing.

         The transaction is structured as a share exchange in which IA Global will issue approximately 1.2 million shares of its common stock at $0.30 per share, the price during negotiations, totaling $320,000 plus notes and loan guarantees of $120,000 in exchange for 80% of Esprit Co Ltd. The parties agreed to value the transaction at $550,000.

ACQUISITION AND TERMINATION OF OUTSOURCING BUSINESS DIVISION OF LINC MEDIA, Inc.

         On October 22, 2007, the company signed definitive agreements to acquire 100% of the Outsourcing Business Division ("Outsourcing Business
Division") of LINC Media, Inc. ("LINC Media"), a Tokyo, Japan-based company.

         The acquisition was valued at $4,250,000 and consisted of a combination of debt and equity financing. The company paid $80,000 at closing and issued promissory notes of $720,000, which was due on November 30, 2007, and $1,200,000 and $200,000, which were due on February 28, 2008. In addition, the parties entered into a Performance Agreement, whereby the company agreed to issue
5,394,736 shares of its common stock based on the achievement of certain performance criteria, which will be evaluated by May 15, 2008. The parties agreed to value the company's common stock at $0.38 per share, which was the average closing market price during the period of negotiations. In addition, the company agreed to adjust the price by paying cash if the average closing price during the six months subsequent to October 22, 2007 is 10% less than $0.38 per share.

         On February 22, 2008, the company and LINC Media entered into an amendment. Pursuant to the amendment, the $720,000 promissory note was reduced to $690,000, as $30,000 was paid on January 4, 2008. The payment date on the
$690,000 promissory note was extended to February 29, 2008. In addition, the company agreed to increase the number of shares in the Performance Agreement to
9,217,391 shares at $0.23 per share. The company also agreed to issue 304,348 shares of its common stock at $0.23 per share, which was the closing price on the day the Amendment was agreed.

         On March 12, 2008, the company and LINC Media terminated the definitive agreements due to the U.S. market conditions. LINC Media retains the $110,000 paid to date, less $10,000 deducted for legal fees. There are no additional fees or cash payments or stock issuances required by the company or LINC Media. The
$110,000 paid to date has been written off as of December 31, 2007 and is accounted for as a loss from disposal of a discontinued operation.

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

         GPlus is a Japan based corporation with offices in Tokyo, Japan, Hong
Kong and Shanghai, China. The company owns and operates several of Japan's best known English-Japanese websites, including GaijinPot.jp, and Ecentral.com the official jobsite of the American Chamber of Commerce in Japan. GPlus also operates CareerEngine.org, which is a powerful network of jobsites with partners who include ShanghaiExpat.com, the American Chambers of Commerce in Shanghai and
Hong Kong, as well as the Canada China Business Council.

         For the period August 24, 2007 to December 31, 2007, the company recorded a gain on our investment in GPlus of $12,804 that increased our investment in GPlus. The investment in GPlus was $1,372,804 as of December 31,
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

         For the period August 24, 2007 to December 31, 2007, the company recorded a loss on our investment in Slate of $26,341 that decreased our investment in Slate. The investment in Slate was $1,413,659 as of December 31,
2007.

Other Equity Investments

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

         In Australia, the company has a 36% stake in Australian Secured
Financial Limited and its affiliates, Ausec Finance Limited, ADJ Services Pty
Ltd. and Auslink Ltd (collectively, "ASFL") which raises funds through the issuance of private loans and bank debt within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

         The company received a $423,154 dividend on December 20, 2006 from ASFL that decreased our investment in ASFL, and as of December 31, 2006 the company recorded a gain on our investment in ASFL of $69,540 for the period October 19,
2006 through December 31, 2006. For the year ended December 31, 2007, the company recorded a loss on our investment in ASFL of $119,562 that decreased our investment in ASFL. The investment in ASFL was $7,024,616 as of December 31,
2007.

         ASFL negotiated a bank line of credit to replace its debenture financing in the December 2007 quarter. This bank financing is expected to provide the necessary financing to support the growth and profitability of the business.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the acquisitions for the year ended
December 31, 2007 were as follows:

Year Ended December 31, 2007 (Unaudited)
                                                             Pre-
                                             Pre-        Acquisition
                                         Acquisition    Operations of
                                        Operations of       Slate         For Forma
                        As Reported      GPlus Media     Consulting      Nine Months
                        Twelve Months     January 1-      January 1-        Ended
                        December 31,      August 23,      August 23,    September 30,
                            2007            2007 *          2007 *          2007
                        -------------   -------------   -------------   -------------
Revenue .............   $ 29,136,435        $   -          $     -      $ 29,136,435
Loss (income) before
 extraordinary items      (8,256,963)       $   -           11,224        (8,245,739)
Net loss (income) ...     (8,256,963)       $ 932                -        (8,256,031)
Loss per common share          (0.05)           -                -             (0.05)

* - GPlus and Slate Consulting equity investment closed on August 24, 2007.

         The pro-forma financial data for the acquisitions for the year ended
December 31, 2006 were as follows:

Year Ended December 31, 2006 (Unaudited)
                                                   Acquisition
                                                  Operations of
                         As Reported                  ASFL         For Forma
                         Year Ended                January 1-      Year,Ended
                         December 31,   Global     October 19,    December 31,
                            2006        Hotline       2006           2006
                        -------------   -------   -------------   ------------
Revenues ............   $ 19,139,004      $ *       $       -     $ 19,139,004
Loss before
 extraordinary items      (3,769,744)       *         332,786       (3,436,958)
Net loss ............     (3,769,744)       *         332,786       (3,436,958)
Loss per common share          (0.03)       *               -            (0.03)

* - ASFL equity investment closed on October 19, 2006.

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

         As of December 31, 2006, the company recorded a loss on the impairment of note receivable, and accrued interest of $331,917 from Ominira Networks LLC, a Delaware limited liability corporation ("Ominira"). This note receivable, originally for $620,000, was received on July 15, 2005 as part of the sale and discontinuance of IA Global Acquisition Co. and it intellectual property. The impairment is based on the lack of payments by Ominira to date and a decline in the value of the ICG shares held as collateral. Accordingly, the ICG shares have not been recorded as an asset for purposes of note recovery. The entire note receivable and accrued interest of $11,917 have been written off as of December
31, 2006.

Year ended December 31, 2005 discontinued operations are as follows:

         In the year ended December 31, 2005 the company divested its remaining holdings related to QuikCAT to Ominira that is affiliated with Innovative
Computing, the founder of QuikCAT. The closing occurred on July 15, 2005, with an effective date of July 1, 2005. The company recorded a gain on the sale of
$61,587 during the year ended December 31, 2005. As part of this transaction, the company sold the subsidiary, which owned the remaining rights and assets of
QuikCAT which were acquired out of bankruptcy. In addition, The company assigned its intellectual property rights related to the Miliki Supercompressor product and any additions, developments and modifications related to certain projects and products and Ominira assumed certain liabilities of IA Global Acquisition
Co. The total purchase price was $620,000, which was paid with a note secured by the assets sold and were due in installments from September 2005 to June 2006.
The company assumed certain rights and obligations under the previously announced divestitures of our Internet accelerator business to our joint venture partner QuikCAT Australia and its affiliate NanoCAT. During the years ended
December 31, 2005 and 2004, the company experienced losses of $154,666 and
501,230, respectively on this discontinued operation.

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
("ICG"), a privately -owned company affiliated with Ominira. The ICG shares are to be released to ICG as Ominira makes the required payments under the amended
Promissory Note and were valued at $30,000 per share for such collateral purposes. In the year ended December 31, 2006, the company deemed impaired the remaining $320,000 portion of the note receivable, plus accrued interest of
$11,917. The twenty one shares of Innovative Computing Group, Inc. do not have any value.

         On May 12, 2005 the company announced the sale of Fan Club to TK
Partners, Inc. ("TK Partners"), formerly Cyber Holdings Co Ltd. As part of this transaction, the company sold the 67% owned business for approximately $755,000 plus 350,000 shares of the company's common stock valued at $.16 per share. The total cash purchase price was paid with $185,000 at signing and a note that was due in monthly installments of approximately $65,000 from June 2005 through
January 2006. The note was unsecured and the company has received all payments under the note. The company decided to divest the Fan Club business because it was no longer core to its operations and the closing of new license sales were more difficult than the company expected. The company recorded a gain on sale of
$99,349 during the year ended December 31, 2005. From the operations of Fan
Club, the company realized a loss of $257,344 and a gain of $630, respectively, for the years ended December 31, 2005 and 2004.

         On August 16, 2005, Rex Tokyo our then 60.5% subsidiary, sold their 60%
interest in Timothy World to Inter Asset Japan Co Ltd ("IAJ"), a party affiliated with our majority shareholder. The sale was for 6,000,000 Yen or approximately $55,000 in cash at closing, plus the guarantee of a repayment of an inter-company loan owed by Timothy World to Rex Tokyo, now assumed by IAJ, in the amount of 97,867,000 Yen or approximately $866,000. This loan was to be repaid in installments starting September 2005 through December 2007, but there were no repayments. This loan receivable was sold back to Rex Tokyo when the company divested of their 60.5% interest in Rex Tokyo on April 4, 2006. The company has no obligation to Rex Tokyo relating to Timothy World. Rex Tokyo, and accordingly the company, recorded a gain from disposal of a discontinued
operation of $146,949 from the disposal of Timothy World.

         The following table sets forth the discontinued operations for the company:
                                                       Year Ended December 31,
                                                     --------------------------
                                                         2006          2005
                                                     -----------   ------------
Revenue ...........................................  $ 7,651,125   $ 29,561,808
Cost of sales .....................................    6,083,120     25,382,442
                                                     -----------   ------------
Gross profit ......................................    1,568,005      4,179,366
Operating and non-operating expenses ..............    1,427,106      6,159,717
Minority interest .................................       49,655       (793,402
Income taxes ......................................       15,190        206,582
                                                     -----------   ------------
Loss from discontinued operations .................       76,054     (1,393,531)
Gain from disposal of discontinued operations            463,375        307,885
Loss on impairment of note receivable from
 sale of discontinued operations ..................     (331,917)      (300,000)
                                                     -----------   ------------
Total gain (loss) from discontinued operations ....  $   207,512   $ (1,385,646)
                                                     ===========   ============

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $8,106,073 and $5,016,328 as of December 31,
2007 and 2006, respectively. The company had the following customers with sales in excess of 10%, and these are their respective percentages of consolidated revenue for the following years:

                                           Year Ended     Year Ended
                                          December 31,   December 31,
                                              2007           2006
                                          ------------   ------------
         KDDI Network Solutions .......        32%            29%
         Internet Service Partners/ NTT        34%            44%
         AFLAC ........................        11%            12%
         AIG ..........................        12%             0%

         KDDI is a Global Hotline customer. Internet Service Partners/NTT is a
IA Partners customer. AFLAC is an IA Partner customer. AIG is an IA Partner and an Inforidge customer. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 15% and 0% of accounts receivable as of December 31,
2007 and 2006, respectively. Internet Service Partners/ NTT accounted for 44%
and 83% of total accounts receivable as of December 31, 2007 and 2006, respectively. AFLAC accounted for 2% and 4% of total accounts receivable as of
December 31, 2007 and 2006, respectively. AIG accounted for 18% and 0% of total accounts receivable as of December 31, 2007 and 2006, respectively. The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $1,677,287 and $408,544 as of December 31, 2007 and 2006, respectively. Accumulated depreciation was
$866,412 and $655,024 as of December 31, 2007 and 2006, respectively. Total depreciation expense was $211,388, $335,076 and $207,884 for the years ended
December 31, 2007, 2006 and 2005, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

         Property and equipment is comprised of the following:

                                    Estimated       December 31,    December 31,
                                   Useful Lives        2007            2006
                                  --------------    -----------     -----------
Equipment and vehicles .......    24 - 60 months    $ 1,729,458     $   892,512
Leasehold Improvements .......    27 - 60 months        814,241         171,056
                                                    -----------     -----------
                                                      2,543,699       1,063,568
Less: accumulated depreciation                         (866,412)       (655,024)
                                                    -----------     -----------
                                                    $ 1,677,287     $   408,544
                                                    ===========     ===========

NOTE 6.  INTANGIBLE ASSETS

         Intangible assets as of December 31, 2007 and 2006 consisted of the following:

                                  December 31,    December 31,
                                      2007            2006        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 4,946,030     $ 4,946,030         3 years
Less: accumulated amortization     (4,217,549)     (2,628,141)
                                  -----------     -----------
    Intangible assets, net ...    $   728,481     $ 2,317,889
                                  ===========     ===========

         Total amortization expense was $1,589,408 and $1,644,800 for the years ended December 31, 2007 and 2006, respectively.

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

         The amortization of intangibles for 2008 is expected to be $728,481.

NOTE 7.  OTHER ASSETS

         Other assets were $2,502,240 and $1,190,820 as of December 31, 2007 and
2006, respectively. Such assets as of December 31, 2007 and 2006 included loans receivable from Tesco Co Ltd, employee loans receivable and bonds related to
Global Hotline's leased facilities.

NOTE 8.  ACCRUED LIABILITIES

         Accrued liabilities were $4,911,241 and $2,477,509 as of December 31,
2007 and 2006, respectively. Such liabilities included (i) accrued salaries and payroll taxes, and trade debt not recorded in accounts payable, for Global
Hotline and (ii) accrued interest and salaries and payroll taxes for IA Global.

                                                      December 31,
                                                -------------------------
                                                    2007         2006
                                                -----------   -----------
         Accrued salaries and payroll taxes .   $ 1,617,059   $ 1,050,101
         Trade debt not in accounts payable .     2,304,441       493,081
         Accrued interest ...................       521,332       398,373
         Other accrued expenses .............       468,408       535,954
                                                -----------   -----------
                                                $ 4,911,241   $ 2,477,509
                                                ===========   ===========

NOTE 9.  NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt as of December 31, 2007 and 2006 were as follows:

         On July 31, 2006, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co. Ltd. On December 29, 2006, subsequent to the repayment of 100,000,000 Yen underling part of this loan payable, the parties entered into an amendment and the loan amount was reduced to 200,000,000 Yen, or approximately $1,683,000 at current exchange rates. No other conditions of the loan were modified. The loan, as amended, required a one time payment of
200,000,000 Yen on July 31, 2007, plus six monthly interest payments of 2.5%
starting on July 31, 2006. The loan was repaid on July 27, 2007.

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
Resona Bank Co. Ltd. The loan requires monthly payments of 10,000,000 Yen or approximately $86,000 starting on February 28, 2007 through the maturity on
November 28, 2007, plus interest payments of 2.25% starting on February 28,
2007. The loan was repaid November 28, 2007.

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
Mitsui Sumitomo Bank Co. Ltd. The loan requires a quarterly payment of principal of 12,500,000 Yen, or approximately $105,000 at current exchange rates, starting on March 20, 2008 with a final payment due on December 20, 2011. Interest of
2.00% plus the 3 month TIBOR is paid quarterly starting on June 20, 2007.

         On May 16, 2007, Global Hotline received a 50,000,000 Yen, or
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
Mitsui Sumitomo Bank Co. Ltd. The loan required a balloon payment of 100,000,000
Yen, or approximately $812,000 at current exchange rates, on January 31, 2008.
Interest of 3.0% is paid quarterly starting on June 19, 2007. On January 31,
2008, IA Partners signed an amendment extending the term to April 30, 2008.

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
Interest of 3.00% was to be paid on January 25, 2008. On January 22, 2008,
Global Hotline signed an amendment extending the term and interest payment to
April 30, 2008.

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
Mitsui Sumitomo Bank Co Ltd. The loan requires a balloon payment of 300,000,000
Yen, or approximately $2,616,000 at current exchange rates, on November 30,
2007. Interest of 3.00% was to be paid on January 4, 2008. On November 27, 2007, the loan was amended, extending the due date to December 28, 2007. On January
31, 2008, Global Hotline signed an amendment extending the term to February 29,
2008. On February 29, 2008, Global Hotline signed an amendment requiring monthly payments starting on March 31, 2008 of 25,000,000 Yen plus interest or approximately $235,000 at current exchange rates, with a final payment due on
February 28, 2009.

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

         On December 28, 2007, Global Hotline entered into a 150,000,000 Yen, or approximately $1,313,000 at current exchange rates, working capital loan from
Mizuho Bank Co. Ltd. The loan requires a monthly payment of 25,000,000 Yen, or approximately $219,000 at current exchange rates, starting on January 31, 2008 with a final payment due on June 30, 2008. Interest of 2.375% is paid monthly starting on December 31, 2007.

         On February 15, 2008, Global Hotline received a 120,000,000 Yen, or approximately $1,109,000 at current exchange rates, bond from Mitsubishi UFJ
Bank Co Ltd. The loan requires semi-annual payments of 8,400,000 Yen, or approximately $78,000 at current exchange rates starting on August 31, 2008 with a final payment of 10,800,000 Yen, or approximately $100,000 at current exchange rates on February 27, 2015. Interest of 1.36% is paid semi-annually starting on
August 31, 2008. The bond is guaranteed by Mitsubishi UFJ Bank Co Ltd and Tokyo
Credit Guarantee Association at 100% and 80% of the principal, respectively.
Global Hotline paid a bank fee of 8,066,620 Yen or approximately $79,000 at current exchange rates.

         On February 29, 2008, Global Hotline received a 30,000,000 Yen, or approximately $281,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co Ltd. The loan requires monthly payments of 358,000 Yen, or approximately $3,400 at current exchange rates starting on March 31, 2008 with a final payment of 286,000 Yen, or approximately $2,700 at current exchange rates on February 28, 2015. Interest of 2.53% is paid monthly starting on March
31, 2008. The loan is guaranteed by Tokyo Credit Guarantee Association.

         All of the above loans, unless otherwise indicated, are guaranteed by
Hideki Anan, the CEO of Global Hotline. There are no covenants or security requirements related to these loans.

         On December 21, 2007, the company entered into a $500,000 Loan
Agreement and a Share Mortgage Agreement with Frontier Mortgages Pty Ltd, an
Australian company affiliated with a selling shareholder of ASFL, an entity in which the company owns a 36% interest. The loan is to be used for working capital, including the merger and acquisition program.

         The loan requires a balloon payment of $500,000 within four months of the loan date, with a thirty day default period, and requires interest of 30%
per annum. The loan can be prepaid with the payment of thirty days interest and is secured by the company's 36% equity investment in ASFL. The company agreed to repurchase $150,000 or 500,000 shares from the selling shareholders of ASFL at
$0.30 per share, the closing price on December 21, 2007. There are no other covenants or security requirements related to this loan.

         Future principal repayments for all long term debt as of December 31,
2007 is as follows:

         Years Ended December 31,
                 2008               $ 10,298,090
                 2009                  2,435,038
                 2010                  1,891,620
                 2011                  1,891,620
                 2012                  1,014,422
              Thereafter                 135,492
                                    ------------
                                    $ 17,666,282
                                    ============

NOTE 10. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company used the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the year ended December 31,
2007, 2006 and 2005, the company expensed $417,000, $417,000 and $208,000, respectively, of this beneficial conversion feature as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29,
2005, and realized net proceeds of $3,483,000.

                                                       December 31,
                                               --------------------------
                                                   2007           2006
                                               -----------    -----------
      Convertible debentures ................  $ 3,750,000    $ 3,750,000
      Beneficial conversion .................   (1,250,000)    (1,250,000)
                                               -----------    -----------
                                                 2,500,000      2,500,000
      Amortization of beneficial conversion .    1,041,667        625,000
      Conversion of debentures ..............   (1,350,000)             -
                                               -----------    -----------
                                               $ 2,191,667    $ 3,125,000
                                               ===========    ===========

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

         On July 30, 2007, the company made an Offer to our debenture holders
("Offer"). Pursuant to this Offer, the debenture holders could convert their debentures and accrued interest into common stock at a 10% discount of $0.27 per share and would receive shares of common stock for any accrued interest at $0.27 per share. The Offer expired on August 31, 2007, and $400,000 of debentures and
$64,048 of accrued interested were converted into 1,718,696 shares of common stock. The total cost of this early conversion was $120,046 and this was recorded as conversion of debenture expense in the three months ended September
30, 2007. Additional shares of common stock totaling 385,362 related to the discount and interest were registered in January 2008.

         During August and September 2007, a total of $500,000 of debentures were converted into 1,666,669 shares of common stock at the original conversion price of $.30 per share. During November and December 2007, $450,000 of debentures were converted into 1,500,002 shares of common stock. As of December
31, 2007, we have 8,000,003 shares of common stock reserved for the conversion of the debentures on or before June 28, 2008. On February 1, 2008, $100,000 of debentures were converted into 333,334 shares of common stock.

NOTE 11. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND AFFILIATES

         As of December 31, 2007, Inter Asset Japan LBO Fund No. 1 ("IAJ LBO
Fund"), PBAA Fund Ltd ("PBAA"), Terra Firma Fund Ltd, Inter Asset Japan Co Ltd
("IAJ"), IA Turkey Equity Portfolio Ltd ("IA Turkey"), Hiroki Isobe, Kyo Nagae
and Derek Schneideman collectively hold approximately 47.3% of our common stock
(collectively, the "Controlling Shareholders"). The share ownership percentages excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 8,000,013 shares of our common stock issuable upon conversion of the convertible debentures. These entities have stated in a Schedule 13D that they may be deemed to constitute a
"group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and
Kyo Nagae, CFO of Global Hotline, control each of our Controlling Shareholders.
On March 15, 2007 and April 18, 2007, the company's Controlling Shareholder committed to IA Global and Derek Schneideman, its CEO, the right to vote its common stock at all 2007 shareholder meetings. Mr. Schneideman was granted a proxy by IAJ LBO Fund; PBAA; Terra Firma; IAJ; Mr. Isobe and Mr. Nagae, or 47.3%
of the aggregate votes, to vote these shareholders' shares of common stock at all of the company's 2008 shareholder meetings.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of December 31, 2007, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
         Global Hotline, Inc........................................ 100.0%
         IA Global Japan Co Ltd..................................... 100.0%  (2)
         GPlus Media Co Ltd.........................................  25.0%  (1)
         Slate Consulting Co Ltd....................................  20.25% (1)
         Australian Secured Financial Limited.......................  36.0%

Inter Asset Japan LBO No. 1 Fund owns:
         IA Global, Inc.............................................  18.1%

PBAA Fund Ltd. owns:
         IA Global, Inc.............................................  14.7%

Terra Firma Fund Ltd. owns:
         IA Global, Inc.............................................   8.0%

Inter Asset Japan Co., Ltd. owns:
         IA Global, Inc.............................................   1.3%

IA Turkey Equity Portfolio Ltd owns:
         IA Global, Inc.............................................   1.5%

Mr. Hiroki Isobe owns:
         IA Global, Inc.............................................   2.7%
         Tesco Co Ltd...............................................  23.0%

Kyo Nagae owns:
         IA Global, Inc.............................................   0.9%

Global Hotline, Inc. owns:
         Inforidge Co Ltd........................................... 100.0%
         IA Partners Co Ltd......................................... 100.0%
         SG Telecom, Inc. .......................................... 100.0%

(1) Acquired August 24, 2007.

(2) Established on August 14, 2007.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006, Mr. Kyo Nagae, CFO of Global Hotline, became President of IAJ and IAJ LBO Fund.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a 23% minority ownership percentage in Tesco Co Ltd.
("Tesco"). Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes Global Hotline $979,000 as of December 31, 2007.

NOTE RECEIVABLE FROM CREDIE BEAUX CO LTD

         On September 21, 2007, Global Hotline loaned 25,000,000 Yen or approximately $217,000 at current exchange rates to Credie Beaux Co Ltd, a party affiliated with our majority shareholder. This loan was repaid on March 26,
2008.

NOTE 12. EQUITY TRANSACTIONS

         Subsequent to December 31, 2007, the following stockholder equity events occurred:

         On January 18, 2008, the company filed a registration statement on Form
S-3 covering 7,870,355 shares, related to equity investments and convertible debentures.

         On March 14, 2008, Eric La Cara, a director, exercised stock options totaling 86,458 shares of common stock for $13,500 or $.156 per share.

         On April 1, 2008, the company agreed to issue 200,000 shares of common stock to two consultants for fundraising and other services. The shares were valued at $.28 per share, the closing price on March 31, 2008.

         During the year ended December 31, 2007, the following stockholder
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
Starting on April 2, 2007, the company may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of December 31, 2007, the company repurchased 2,654,255 shares in public and private transactions at an average price of $0.281 per share. The company reused 2,026,355 shares as part of our Slate equity investment at an average cost of $.267 per share. The company owns 627,900 shares at an average cost of $.323 per share as of December
31, 2007. The shares are valued using the cost method of accounting for treasury stock.

         On March 26, 2007, the company announced an odd lot tender offer.
Starting on April 2, 2007, the company will repurchase odd lots from stockholders who own fewer than 100 shares. The program was for thirty days and maybe extended in 30 day increments. On May 2, 2007, the company extended this odd lot program until June 15, 2007. On June 15, 2007, this program expired and no shares were tendered under the program.

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

         During the three months ended June 30, 2007, we sold 547,281 shares of our common stock in private placements for $200,000 or approximately $0.365 per share. During November and December 2007, we sold 642,422 shares of our common stock in private placements for $179,878 or approximately $.28 per share.

         On June 29, 2007, the shareholders of IA Global authorized an increase in the number of authorized shares to 300,000,000 shares.

         On July 30, 2007, the company made an Offer to our debenture holders
("Offer"). Pursuant to this Offer, the debenture holders could convert their
Debentures into common stock at a 10% discount of $0.27 per share and would receive shares of common stock for any accrued interest at $0.27 per share. The
Offer expired on August 31, 2007, and $400,000 of debentures and $64,048 of accrued interested were converted into 1,718,696 shares of common stock. The additional shares of common stock totaling 385,362 related to the discount and interest were registered in January 2008.

         During August and September 2007, $500,000 of debentures was converted into 1,666,669 shares of common stock. During November and December 2007,
$450,000 of debentures was converted into 1,500,002 shares of common stock. As of December 31, 2007, the company has 8,000,003 shares of common stock reserved for the conversion of the debentures on or before June 28, 2008.

         On August 24, 2007, the company closed a 25.0% equity investment in
GPlus Media Co Ltd by agreeing to issue 3,885,713 shares of common stock with a total value of $1,360,000 or $.35 per share, which was the closing price on
August 20, 2007, the day negotiations were completed.

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

         On September 22, 2007, Raymond Christinson, a former director, exercised stock options totaling 404,166 shares of common stock for $82,417 or
$.204 per share. Mr. Christinson forfeited stock options totaling 245,834 shares of common stock.

         On October 12, 2007, the company filed a registration statement on Form
S-8 covering 20,000,000 shares, related to the 2007 Stock Incentive Plan.

         During November and December 2007, the company sold 642,422 shares of our common stock in private placements for $179,878 or approximately $.28 per share. The company incurred a fee of $14,390 in conjunction with the private placements. The company agreed to register the shares within six months of the closing of the private placement. In addition, on April 1, 2008, the company issued warrants for 62,243 shares of common stock. The warrants are exercisable at $.28 per share and expire five (5) years after the closing of the private placement. The shares of common stock were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

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

NOTE 13. STOCK INCENTIVE PLAN

         Under the 2007 Stock Incentive Plan, the company may grant options for the purchase of up to 20 million shares. A total of 11,538,334 shares of common stock are available for future grants under The 2007 Plan as of December 31,
2007. Options for the purchase of 8,057,500 shares are outstanding as of
December 31, 2007. A total of 404,166 shares of common stock have been purchased, through the exercise of options issued under the 2007 Plan, since the
2007 Plan was implemented. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the 2007 Plan.

         Subsequent to December 31, 2007, the following option activity occurred:

         On March 5, 2008, the compensation committee granted to Mr. Hideki
Anan, CEO of Global Hotline and Mr. Kyo Nagae, CFO of Global Hotline, stock options to purchase 750,000 and 500,000 shares of common stock, respectively.
The options were granted at the fair market price of $0.29 per share based on the adjusted closing price on February 4, 2008, the last trading day before the compensation committee meeting. In accordance with the 2007 Stock Incentive
Plan, the stock options vest quarterly over three years and expire on March 4,
2018. 2017.

         The following option activity occurred during the year ended December
31, 2007:

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

         On February 22, 2007, the compensation committee granted to Mr. John
Margerison, a Director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $0.15 per share based on the adjusted closing price on February 21, 2007 and 110% of the intraday price on February 21, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 21,
2017. Subsequent to the grant of stock options, Mr. Margerison resigned form the board of directors on April 17, 2007 and forfeited the stock options on July 16,
2007.

         On February 23, 2007, the compensation committee granted to Mr.
Christinson, Mr. Ishii and Mr. La Cara, Directors, stock options for each director to purchase 100,000 shares of common stock. In addition, the compensation committee granted to Mr. Mark Scott, the company's COO and CFO,
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
2017.

         On March 29, 2007, the compensation committee granted to Mr. Clifford
J. Bernstein, a Director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $0.31 per share based on the adjusted closing price on March 29, 2007, the date of his appointment. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on March 28, 2017. Subsequent to the grant of stock options, Mr. Bernstein resigned from the board of directors on
December 22, 2007 and forfeited the stock options on March 22, 2008.

         On July 11, 2007, the compensation committee granted stock options to purchase common stock of (i) 200,000 shares to Mr. Anan and Ms. Towada, new
Directors; (ii) 150,000 shares to Mr. Bernstein, Mr. Ishii and Mr. La Cara,
Directors; (iii) 1,000,000 shares to Mr. Schneideman, the company's CEO and
Chairman of the Board of Directors; and (iv) 500,000 shares to Mr. Scott, the company's COO and CFO.

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

         At various times during the year ended December 31, 2007, the company granted options for the purchase of 172,500 shares of the company's common stock, to various consultants at an average exercise price of $0.384 per share.
Of these options granted, 42,500 were exercisable upon their grant. The remaining 130,000 granted, vest quarterly over three years from the date of grant. These options were value at $66,295, and were all expensed on the date of their grant. The company valued these options using a Black-Scholes valuation model with the following weighted assumptions: an expected average life of 8.48 years, a risk free interest rate of 5.30%, an expected volatility of 111.26%, and an expected dividend rate of 0.00%.

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

         Stock option activity, for options granted under the 2007 Stock
Incentive Plans, for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

Employee Stock Option Plan:
                                                         Weighted Average
                                           Options        Exercise Price
                                         ----------      ----------------
Outstanding as of December 31, 2004       7,700,000          $ 0.24
   Granted ........................       1,930,000            0.21
   Exercised ......................               -             -
   Forfeitures ....................      (2,030,000)          (0.26)
                                         ----------          ------
Outstanding as of December 31, 2005       7,600,000            0.22
   Granted ........................         900,000            0.16
   Exercised ......................      (1,000,000)          (0.08)
   Forfeitures ....................      (3,300,000)          (0.26)
                                         ----------          ------
Outstanding as of December 31, 2006       4,200,000            0.21
   Granted ........................       5,347,500            0.28
   Exercised ......................        (434,166)          (0.20)
   Forfeitures ....................      (1,055,834)          (0.21)
                                         ----------          ------
Outstanding as of December 31, 2007       8,057,500          $ 0.26
                                         ==========          ======

Non - Employee Stock Option Plan:
                                                         Weighted Average
                                           Shares         Exercise Price
                                         ----------      ----------------
Outstanding at December 31, 2004          1,821,500            5.33
   Granted ........................               -               -
   Exercised ......................               -               -
   Expired or cancelled ...........      (1,821,500)          (5.33)
                                         ----------          ------
Outstanding at December 31, 2005                  -               -
   Granted ........................               -               -
   Exercised ......................               -               -
   Expired or cancelled ...........               -               -
                                         ----------          ------
Outstanding at December 31, 2006                  -               -
   Granted ........................               -               -
   Exercised ......................               -               -
   Expired or cancelled ...........               -               -
                                         ----------          ------
Outstanding at December 31, 2007                  -               -
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

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

                                   Weighted                              Weighted
                                    Average    Weighted                   Average
                                   Remaining    Average                  Excercise
                        Number       Life in   Exercise     Number         Price
                     Outstanding     Years       Price    Exercisable   Exercisable
                     -----------   ---------   --------   -----------   -----------
Range of
exercise prices:
$0.14 to $0.16 ...     2,550,000      9.01       $0.15        587,500      $0.15
$0.20 to $0.29 ...     2,035,000      7.65       $0.21      1,626,667      $0.22
$0.30 to $0.31 ...       605,000      7.65       $0.30        450,833      $0.30
$0.37 to $0.53 ...     2,867,500      9.57       $0.39        246,667      $0.38
                     -----------     -----       -----    -----------      -----
                       8,057,500      8.81       $0.26      2,911,667      $0.23
                     ===========     =====       =====    ===========      =====

   The aggregate intrinsic value of the exercisable warrants as of December 31,
   2007 is approximately $658,000.

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
follows:

         Years Ended December 31,
                  2008              $ 1,821,023
                  2009                  509,649
                  2010                  469,878
                  2011                  312,675
                  2012                   48,636
               Thereafter                 2,438
                                    -----------
                 Total              $ 3,164,299
                                    ===========

         Rent expense, for the years ended December 31, 2007, 2006 and 2005 was
$1,818,570, $1,233,789 and $503,109, respectively.

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

         The following table presents revenues, operating income (loss) and total assets by company for the years ended December 31, 2007 and 2006:

(dollars in thousands)
                                             Global
                                            Hotline,        Equity
Company                  IA Global, Inc.      Inc.       Investments     Total
                         ---------------    --------     -----------   ---------
Year Ended-
   December 31, 2007
   Revenue ............     $     -         $ 29,136       $     -     $ 29,136
   Operating loss .....      (2,040)          (7,538)            -       (9,578)
   Total assets .......         457           19,654         9,811       29,922

   December 31, 2006
   Revenue ............     $     -         $ 19,139       $     -     $ 19,139
   Operating loss .....      (1,779)          (1,043)            -       (2,822)
   Total assets .......       1,859           12,635         7,146       21,640

Geographic Region              U.S.           Japan       Australia      Total
                         ---------------    --------     -----------   ---------
Year Ended-
   December 31, 2007
   Revenue ............     $     -         $ 29,136       $     -     $ 29,136
   Operating loss .....      (2,040)          (7,538)            -       (9,578)
   Total assets .......         457           22,440         7,025       29,922

   December 31, 2006
   Revenue ............     $     -         $ 19,139       $     -     $ 19,139
   Operating loss .....      (1,779)          (1,043)            -       (2,822)
   Total assets .......       1,859           12,635         7,146       21,640

The following reconciles operating loss to net loss:

(dollars in thousands)
                                                           Year Ended
                                                          December 31,
                                                    -----------------------
                                                      2007           2006
                                                    --------       --------
Operating loss ...............................      $ (9,578)      $ (2,822)
Other expense ................................          (577)          (640)
                                                    --------       --------
Loss from continuing operations
  before income taxes ........................       (10,155)        (3,462)
Income tax (benefit) provision ...............        (2,006)           515
                                                    --------       --------
Net loss from continuing operations ..........        (8,149)        (3,977)
Total (loss) gain from discontinued operations          (110)           207
                                                    --------       --------
Net loss .....................................      $ (8,259)      $ (3,770)
                                                    ========       ========

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         The following table sets forth certain unaudited quarterly financial information:

                                    Summarized Quarterly Financial Data (Unaudited)
(in thousands)
                                                                                    Quarter Ended
                                                                ------------------------------------------------------
                                                    Total       December 31   September 30      June 30       March 31
                                                  --------      -----------   ------------     --------       --------
Year Ended December 31, 2007
----------------------------
Revenue ....................................      $ 29,136       $ 10,667       $  6,461       $  5,515       $  6,493
Gross profit ...............................        21,112          7,481          4,261          3,873          5,497
Net loss from continuing operations ........        (8,149)        (1,557)        (3,621)        (2,127)          (844)
Net loss ...................................        (8,259)        (1,667)        (3,621)        (2,127)          (844)
                                                  --------       --------       --------       --------       --------
Basic and diluted net loss per share (1) ...      $  (0.05)      $  (0.01)      $  (0.02)      $  (0.01)      $   0.01
                                                  ========       ========       ========       ========       ========

      (1) Immaterial discontinued operations of $110,000 for 2007 are not presented.

Year Ended December 31, 2006
----------------------------
Revenue ....................................      $ 19,139       $  7,742       $  4,483       $  3,243       $  3,671
Gross profit ...............................        16,244          7,778          3,879          2,435          2,152
Net (loss) profit from continuing operations        (3,977)           547         (1,179)        (1,882)        (1,463)
Gain (loss)  from discontinued operations ..           207           (332)             -            463             76
Net (loss) profit ..........................        (3,770)           215         (1,179)        (1,419)        (1,387)

Basic net (loss) profit per share from
  continuing operations ....................      $  (0.04)      $   0.01       $  (0.01)      $  (0.02)      $  (0.01)
Basic net (loss) profit per share from
  discontinued operations ..................             -              -              -              -              -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.03)      $      -       $  (0.01)      $  (0.01)      $  (0.01)
                                                  ========       ========       ========       ========       ========

Diluted net (loss) profit per share from
  continuing operations ....................      $  (0.04)      $      -       $  (0.01)      $  (0.02)      $  (0.01)
Diluted net (loss) profit per share from
  discontinued operations ..................             -              -              -              -              -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.03)      $      -       $  (0.01)      $  (0.01)      $  (0.01)
                                                  ========       ========       ========       ========       ========

Year Ended December 31, 2005
----------------------------
Revenue ....................................      $ 15,745       $  7,746       $  7,106       $    893       $      -
Gross profit ...............................        10,174          4,728          4,980            466              -
Net (loss) profit from continuing operations          (686)          (510)           571           (463)          (284)
(Loss) profit  from discontinued operations         (1,385)          (860)           162           (427)          (260)
Net profit (loss) ..........................        (2,071)        (1,370)           734           (891)          (544)

Basic net (loss) profit per share from
  continuing operations ....................      $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $      -
Basic net (loss) profit per share from
  discontinued operations ..................         (0.01)             -              -          (0.01)             -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.02)      $  (0.01)      $   0.01       $  (0.01)      $  (0.01)
                                                  ========       ========       ========       ========       ========

Diluted net (loss) profit per share from
  continuing operations ....................      $  (0.01)      $  (0.01)      $   0.01       $  (0.01)      $      -
Diluted net (loss) profit per share from
  discontinued operations ..................         (0.02)         (0.01)             -          (0.01)             -
                                                  --------       --------       --------       --------       --------
                                                  $  (0.02)      $  (0.01)      $   0.01       $  (0.01)      $  (0.01)
                                                  ========       ========       ========       ========       ========

REPORT OF MANAGEMENT

IA Global, Inc. and Subsidiaries

         IA Global, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management's best estimates and judgments.

         We, as management of IA Global, Inc., are responsible for establishing and maintaining effective adequate control over financial reporting that is designed to produce reliable financial statements in conformity with United
States generally accepted accounting principles. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

         The Audit Committee, consisting entirely of independent directors, meets regularly with management, internal auditors and the independent registered public accounting firm, and reviews audit plans and results, as well as management's actions taken in discharging responsibilities for accounting, financial reporting and internal control. Sherb & Co., LLP, independent registered public accounting firm, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management assessed the corporation's system of internal control over financial reporting as of December 31, 2007, in relation to criteria for effective internal control over financial reporting as described in "Internal
Control--Integrated Framework," issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2007, its system of internal control over financial reporting is effective based on the criteria of the "Internal
Control--Integrated Framework".

/s/ Derek Schneideman                   /s/ Mark Scott
Derek Schneideman                       Mark Scott
Chief Executive Officer                 Chief Operating and
                                        Financial Officer

San Francisco, CA
April 15, 2008

                                       58

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IA GLOBAL, INC.

Date: April 15, 2008                By: /s/ Derek Schneideman
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

SIGNATURES                             TITLE                           DATE
----------                             -----                           ----

/s/ Derek Schneideman    Chief Executive Officer and Director     April 15, 2008
---------------------    (Principal Executive Officer)
Derek Schneideman

/s/ Mark Scott           Chief Operating and Financial Officer,   April 15, 2008
--------------           Director, Director and Secretary
Mark Scott               (Principal Financial and Accounting
                         Officer)

/s/ Hideki Anan          Management Director                      April 15, 2008
---------------
Hideki Anan

/s/ Masazumi Ishii       Independent Director                     April 15, 2008
------------------
Masazumi Ishii

/s/ Eric La Cara         Independent Director                     April 15, 2008
----------------
Eric La Cara

/s/ Brian Nelson         Independent Director                     April 15, 2008
----------------
Brian Nelson

/s/ Mae Towada           Independent Director                     April 15, 2008
--------------
Mae Towada