Form 10-Q
period 2008-03-31
IA GLOBAL INC
filed 2008-05-15
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer          [ ]             Accelerated filer           [ ]
Non-accelerated filer            [ ]             Smaller reporting company   [X]

         Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

         As of May 12, 2008 there were issued and outstanding 168,453,129 shares of the Registrant's Common Stock.
________________________________________________________________________________

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

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................29

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....43

     Item 4.   Controls and Procedures .......................................43

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................44

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

     Item 4.   Submission of Matters to a Vote of Security Holders ...........44

     Item 5.   Other Information .............................................44

     Item 6.   Exhibits ......................................................45

Signatures ...................................................................47

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                   March 31,     December 31,
                                                                                     2008            2007
                                                                                 ------------    ------------
ASSETS                                                                            (unaudited)     (audited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $  1,626,862    $  2,034,130
  Accounts receivable, net of allowance of $410,355 and $634,245, respectively     12,746,290       8,106,073
  Prepaid expenses ...........................................................      1,967,164         979,436
  Notes receivable ...........................................................      1,484,519       1,070,058
  Other current assets .......................................................        462,709         274,217
  Deferred taxes - foreign ...................................................      1,477,580       2,738,624
                                                                                 ------------    ------------
    Total current assets .....................................................     19,765,124      15,202,538

EQUIPMENT, NET ...............................................................      2,431,954       1,677,287

OTHER ASSETS
  Intangible assets, net .....................................................        331,129         728,481
  Equity investment in Australia Secured Financial Limited ...................      6,930,355       7,024,616
  Equity investment in GPlus Media Co Ltd ....................................      1,380,386       1,372,804
  Equity investment in Slate Consulting Co Ltd ...............................      1,396,481       1,413,659
  Other assets ...............................................................      2,704,752       2,502,240
                                                                                 ------------    ------------

                                                                                 $ 34,940,181    $ 29,921,625
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ...................................................   $    197,943    $    253,054
  Accrued liabilities ........................................................      7,851,636       4,911,241
  Consumption taxes received .................................................        460,067          15,085
  Note payable - current portion of long term debt ...........................     10,510,655      10,298,089
                                                                                 ------------    ------------
    Total current liabilities ................................................     19,020,301      15,477,469
                                                                                 ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt .............................................................      8,593,594       7,368,193
  Convertible debentures .....................................................      2,195,833       2,191,667
                                                                                 ------------    ------------
                                                                                   10,789,427       9,559,860
                                                                                 ------------    ------------

STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value, 5,000 authorized, none outstanding ........              -               -
  Common stock, $.01 par value, 300,000,000 shares authorized,
    165,303,543 and 164,883,751 issued and outstanding, respectively .........      1,653,035       1,648,837
  Additional paid in capital .................................................     43,882,701      43,713,399
  Accumulated deficit ........................................................    (39,330,512)    (39,690,877)
  Accumulated other comprehensive loss .......................................       (821,864)       (534,156)
                                                                                 ------------    ------------
                                                                                    5,383,360       5,137,203
  Less common stock in treasury, at cost .....................................       (252,907)       (252,907)
                                                                                 ------------    ------------
    Total stockholder's equity ...............................................      5,130,453       4,884,296
                                                                                 ------------    ------------

                                                                                 $ 34,940,181    $ 29,921,625
                                                                                 ============    ============

                                See notes to consolidated financial statements.
                                                       3

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2008            2007
                                                                                 ------------    ------------
                                                                                  (unaudited)     (unaudited)
REVENUE ......................................................................   $ 16,048,904    $  6,492,723

COST OF SALES ................................................................      2,949,833         996,120
                                                                                 ------------    ------------

GROSS PROFIT .................................................................     13,099,071       5,496,603

Selling, general and administrative expenses .................................     11,063,815       5,909,818
                                                                                 ------------    ------------

OPERATING INCOME (LOSS) ......................................................      2,035,256        (413,215)
                                                                                 ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income ............................................................         39,418          20,583
  Interest expense and amortization of beneficial conversion feature .........       (337,368)       (195,738)
  Other income ...............................................................         86,375          (1,326)
  (Loss) gain on equity investment in Australia Secured Financial Limited .. .        (94,261)         13,589
  Gain on equity investment in GPlus Media Co Ltd ............................          7,582               -
  Loss on equity investment in Slate Consulting Co Ltd .......................        (17,178)              -
  Foreign currency transaction adjustment ....................................         (1,861)              -
                                                                                 ------------    ------------
    Total other expense ......................................................       (317,293)       (162,892)
                                                                                 ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES ............................................      1,717,963        (576,107)

Income taxes - provision .....................................................      1,357,598         268,043
                                                                                 ------------    ------------

NET INCOME (LOSS) ............................................................   $    360,365    $   (844,150)
                                                                                 ============    ============

Per Share of Common-

  Total basic net income (loss) per share ....................................   $       0.00    $      (0.01)
  Total diluted net income (loss) per share ..................................   $       0.00    $       0.00

  Weighted average shares of common stock outstanding ........................    164,980,626     133,470,713
  Weighted average shares of common stock and common equivalent
    shares outstanding .......................................................    167,481,049     133,470,713

                                See notes to consolidated financial statements.
                                                       4

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2008            2007
                                                                                 ------------    ------------
                                                                                  (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ..........................................................   $    360,365    $   (844,150)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization ............................................        588,571         450,733
    Amortization of beneficial conversion feature ............................        104,166         104,167
    Stock based compensation .................................................         60,000          44,029
    Loss (gain) on equity investments ........................................        103,857         (13,589)
    Unrealized gain on marketable securities .................................              -          (3,129)
  Changes in operating assets and liabilities:
    Accounts receivable ......................................................     (4,640,217)       (530,479)
    Notes receivable .........................................................       (414,461)        409,565
    Prepaid expenses .........................................................       (987,728)       (134,582)
    Other current assets .....................................................       (188,492)       (174,772)
    Deferred taxes - foreign .................................................      1,261,044               -
    Other assets .............................................................       (202,512)        (16,472)
    Accounts payable - trade .................................................        (55,111)        328,977
    Accrued liabilities ......................................................      2,940,395         690,194
    Net consumption tax payable ..............................................        444,982          22,757
    Income taxes payable - foreign ...........................................              -         345,260
    Deferred revenue .........................................................              -        (777,010)
                                                                                 ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES ........................................       (625,141)        (98,501)
                                                                                 ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures .......................................................       (945,886)        (37,333)
  Acquisition of investment in Australian Secured Financial Limited ..........              -        (125,000)
                                                                                 ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES: .......................................       (945,886)       (162,333)
                                                                                 ------------    ------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from debt .........................................................      1,507,099               -
  Repayments of debt .........................................................        (69,132)        (44,489)
  Proceeds from exercise of options ..........................................         13,500               -
                                                                                 ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........................      1,451,467         (44,489)
                                                                                 ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................       (119,560)       (305,323)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................       (287,708)         40,620

CASH AND CASH EQUIVALENTS, beginning of period ...............................      2,034,130       4,172,889
                                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, end of period .....................................   $  1,626,862    $  3,908,186
                                                                                 ============    ============

Supplemental disclosures of cash flow information:
  Interest paid ..............................................................   $    228,269    $     18,340
                                                                                 ============    ============

Non-cash investing and financing activities:
  Conversion of debentures into common stock .................................   $    100,000    $          -
                                                                                 ============    ============
  Conversion of Series A-1 Preferred Stock into common stock .................   $          -    $  7,000,000
                                                                                 ============    ============

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

Business Process Outsourcing ("BPO")

         In Japan, IA Global is 100% owner of Global Hotline, Inc. ("Global Hotline") a Business Process Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of March 31, 2008, Global Hotline employed 1,145 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift Resources, Inc. ("Shift Resources"), a multi-service call center operation on April 10, 2008. In addition, we signed a term sheet to acquire 100% of Asia Premier Executive Suites, Inc., a multi-service call center operation which is expected to close in May 2008, subject to the closing of financing.

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

         IA Global was incorporated in Delaware on November 12, 1998. The company's executive offices are located at 101 California Street, Suite 2450, San Francisco, California, but its operations are located primarily in Japan, China, the Philippines, Hong Kong and Australia The company's telephone number is (415) 946-8828 and its primary Website is located at www.iaglobalinc.com. The information on our website is not a part of this report.

         The accompanying unaudited consolidated financial statements of IA Global and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended March 31, 2008 and 2007 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on April 15, 2008.

         In this Form 10-Q, at "current exchange rates" is defined as the exchange rates as of the date of the transaction.

         On July 25, 2007, the Board of Directors resolved that the fiscal year of IA Global that began on January 1, 2007 will end on December 31, 2007, and from that date forward, the fiscal year of the company will be the period beginning on April 1 of each year and ending on March 31 of the following year. The company will file a Form 10-K for the calendar year ending December 31, 2007. The company is filing this transition report to reflect the three month transition period of January 1, 2008 through March 31, 2008.

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

REVENUE RECOGNITION - Global Hotline's revenue is derived from its multiple call centers undertaking the telemarketing of telecommunications products and services, and a range of insurance products and services in Japan. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectibility is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has not recorded any deferred revenue as of March 31, 2008 and December 31, 2007, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended March 31, 2008 and 2007.

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

         The company received stockholder approval of the 2007 Stock Incentive Plan ("2007 Plan") on June 29, 2007. Under this 2007 Plan, the company grants stock options for shares of common stock to employees, directors and consultants. In accordance with the 2007 Plan, the stock options are granted at the fair market value of the common stock. The 2007 Plan provides that the options will have a life of up to ten years from the date of grant. The options granted under the 2007 Plan vest quarterly or annually over a period of three years. Certain options granted under the 2007 Plan vest over shorter periods. Under the 2007 Plan, the company may grant options, restricted stock or other awards for the purchase of up to 20 million shares. A total of 10,383,334 shares of common stock are available for future grants under the 2007 Plan as of March 31, 2008. Options for the purchase of 9,126,042 shares are outstanding as of March 31, 2008. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the 2007 Plan.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

                                             For the Three Months
                                                   March 31,
                                             --------------------
                                              2008          2007
                                              ----          ----
         Risk free interest rate ..........   3.73%         4.65%
         Expected life ....................   8 yrs         8 yrs
         Dividend rate ....................   0.00%         0.00%
         Expected volatility ..............   122%          112%

         The company recorded $60,000 and $44,029 of compensation expense, net of related tax effects, relative to stock options for the three months ended March 31, 2008 and 2007, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00).

         As of March 31, 2008, there is approximately $729,000 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123-R and EITF 96-18. The company issued grants for 55,000 shares of common stock at $.267 per share in the three months ended March 31, 2008. The grants were expensed immediately. There are 227,500 stock options outstanding for non-employees as of March 31, 2008 at an average exercise price of $.356 per share.

         On January 3, 2008, the compensation committee granted to Mr. Brian Nelson, a new director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $.31 per share, which was the adjusted closing price on January 3, 2008, the day prior to the compensation committee meeting. In accordance with the 2007 Plan, the stock options will vest quarterly over three years and expire on January 2, 2018.

         On March 5, 2008, the compensation committee granted to Mr. Hideki Anan, CEO of Global Hotline and Mr. Kyo Nagae, CFO of Global Hotline, stock options to purchase 750,000 and 500,000 shares of common stock, respectively. The options were granted at the fair market price of $0.29 per share based on the adjusted closing price on February 4, 2008, the last trading day before the compensation committee meeting. In accordance with the 2007 Plan, the stock options vest quarterly over three years and expire on March 4, 2018.

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss) before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The company recognizes deferred assets to the extent that management has determined their realization. As of March 31, 2008 and December 31, 2007 the company has a deferred tax asset of $1,477,580 and $2,738,624, respectively, based on prior Japanese net operating losses that company management has determined is available to offset future taxable income.

LITIGATION COSTS - The company is subject to possible legal actions arising in the ordinary course of business. The company regularly reviews the status of pending legal actions to evaluate the amount and likelihood of any potential loss. The company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from the company's estimates, the company may be required to adjust its accruals in the future.

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The equity investments were not considered impaired as of March 31, 2008.

MARKETABLE SECURITIES - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings.

NET LOSS PER SHARE - The company has adopted SFAS No. 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2008, there were options outstanding for the purchase of 9,126,042 common shares, convertible debentures convertible into 7,666,679 common shares and warrants for 62,243 shares of common stock which could potentially dilute future earnings per share. As of March 31, 2007, there were options outstanding for the purchase of 6,660,000 common shares and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share.

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

RECLASSIFICATIONS - For comparability, certain 2007 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2008.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB 115" ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 is not expected to have a significant impact on the company's consolidated financial statements.

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

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The company is currently evaluating the provisions of SFAS 161 to determine the impact on the company's consolidated financial statements.

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

         On April 14, 2006, a 100% owned subsidiary of Global Hotline established on April 4, 2006, SG Telecom Inc. ("SG"), entered into an Agency Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various internet and broadband products on behalf of Japan Telecom, with sales commissions payable within 30-90 days after confirmation by Japan Telecom. The Agency Contract is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Contract was automatically renewed on April 14, 2007 and on April 8, 2008 through April 14, 2009. The Agency Contract maybe cancelled under certain conditions.

         On May 10, 2006, IA Partners entered into an Agency Agreement with AFLAC Co Ltd, a Japanese company ("AFLAC"). Pursuant to this Agency Agreement, IA Partners agreed to sell insurance products starting on approximately June 1, 2006, on behalf of AFLAC, with sales commissions payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement is automatically renewed each year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement was automatically renewed on May 2, 2007 and May 1, 2008 thorough May 2, 2009. The Agency Agreement maybe cancelled under certain conditions.

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

         On January 7, 2008, Inforidge entered into a second Outbound Telemarketing Agreement, effective as of November 30, 2007, with Alico. Pursuant to this agreement, Inforidge will receive payments for expanding telemarketing operations related to prior agreements with Alico. The Agreement expired on March 31, 2008. On April 9, 2008, the Agreement was renewed for the period April 1, 2008 to June 30, 2008.

         On September 20, 2007, Inforidge received notice of a signed Agency Agreement ("Agreement") with Ace Insurance Company Co Ltd, ("Ace"), a Japanese company. Pursuant to this Agreement, Inforidge agreed to sell medical insurance products on behalf of Ace, with sales commissions payable from 30-120 days. The Agreement has no expiration date. The agreement maybe cancelled under certain conditions.

         On January 10, 2008, IA Partners and Inforidge entered into Call Center Facility Agreements ("Facility Agreements") with OMC Card, Inc., a Japanese company ("OMC"). Pursuant to these agreements, IA Partners and Inforidge agreed to rent facilities and equipment to OMC, with revenues payable in thirty days from the invoice date. The Facility Agreements expire on January 10, 2009, and is automatically renewable for an additional year unless it is terminated by either party upon ninety days notice prior to the expiration date. The Facility Agreements maybe cancelled under certain conditions.

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
                                                                      ==========

PROPOSED ACQUISITION OF ASIA PREMIER EXECUTIVE SUITES, INC.

         On January 30, 2008, the company signed a binding term sheet with the owners of Asia Premier Executive Suites, Inc. ("Asia Premier"), a Philippine Business Process Outsourcing company. Upon completion of definitive agreements, the company will own 100% of Asia Premier. Asia Premier will be the third investment by IA Global into the BPO industry and its second investment in the Philippines.

         Asia Premier provides flexible in-bound and out-bound call center, lead generation, and customer service solutions on very competitive basis to international companies across multiple time zones. The closing of the transaction is subject to the completion of due diligence, signing of contracts and closing of financing.

         The acquisition is based on a combination of equity and debt financing and is expected to close in May 2008, subject the closing of financing.

         The transaction is structured as a share exchange in which the company will issue approximately 1.25 million shares of its common stock at $0.24 per share, the price during negotiations, totaling $300,000 plus notes of $268,000 and provide an earn-out of approximately $5,555 per month for the nine months following closing. The parties agreed to value the transaction at $618,000.

ACQUISITION OF SHIFT RESOURCES INC.

         On April 10, 2008, the company signed definitive agreements and closed the 100% acquisition of Shift Resources, a Philippine Business Process Outsourcing company.

         Shift Resources provides a range of in-bound and out-bound call centers, lead generation and customer service solutions for international companies across multiple time zones.

         The transaction was structured as a share exchange in which the company issued 826,086 shares of its common stock at $.23 per share, the closing price during the negotiations, totaling $190,000 plus a payment of $35,000 at closing. The parties agreed to value the transaction at $225,000.

Human Capital and Resources

EQUITY INVESTMENT IN GPLUS MEDIA CO LTD

         On August 24, 2007, the company closed a 25.0% equity investment in GPlus by agreeing to issue 3,885,713 shares of common stock with a total value of $1,360,000 or $.35 per share, which was the closing price on August 20, 2007, which was the day negotiations were completed. In addition, the company has the option to increase its equity holding in GPlus to 75% based on mutually agreeable terms.

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

         For the three months ended March 31, 2008, the company recorded a gain on our investment in GPlus of $7,582 that increased our investment in GPlus. The investment in GPlus was valued at $1,380,386 as of March 31, 2008.

EQUITY INVESTMENT IN SLATE CONSULTING CO LTD

         On August 24, 2007, the company closed a 20.25% equity investment in Slate by agreeing to issue 3,600,000 shares of common stock with a total value of $1,440,000 or $0.40 per share, which was the average closing market price on August 17, 2007, the day negotiations were completed. In addition, the company has the option to increase its equity holding in Slate to 75% based on mutually agreeable terms.

         Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo, Hong Kong, Surrey, Canada; a call center in Manila, Philippines; an early stage call center in Bucharest, Romania.

         For the three months ended March 31, 2008, the company recorded a loss on our investment in Slate of $17,178 that decreased our investment in Slate. The investment in Slate was valued at $1,396,481 as of March 31, 2008.

Other Equity Investments

EQUITY INVESTMENT IN AUSTRALIAN SECURED FINANCIAL LIMITED

         On October 19, 2006, the company closed its 36% equity investment in ASFL, Australian companies. The transaction was structured as a share exchange in which the company issued 4,375 of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") that was convertible into 43,750,000 shares of common stock in exchange for 36% of ASFL's outstanding common shares. The parties agreed to value the company's common stock at $0.16 per share, which was the closing market price on October 2, 2006, the day before the signing of the initial term sheet on October 3, 2006. In addition, the company paid $250,000 at closing and $125,000 on January 19, 2007 and $125,000 in April 2007. The Series A-1 Preferred Stock were converted into 43,750,000 shares of common stock on February 7, 2007.

         ASFL raises funds through the issuance of private loans and bank debt within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

         For the three months ended March 31, 2008, the company recorded a loss on our investment in ASFL of $94,261 that decreased our investment in ASFL. The investment in ASFL was valued at $6,930,355 as of March 31, 2008.

         ASFL negotiated a bank line of credit to replace its debenture financing in the December 2007 quarter. This bank financing is expected to provide the necessary financing to support the growth and profitability of the business.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the equity investments for the three months ended March 31, 2008 were as follows:

Three Months Ended March 31, 2007 (Unaudited)

                                                                Pre-
                                              Pre-         Acquisition
                                          Acquisition     Operations of
                                         Operations of        Slate          For Forma
                         As Reported      GPlus Media      Consulting      Three Months
                         Three Months     January 1 -       January 1-         Ended
                           March 31,       March 31,         March 31,       March 31,
                             2007            2007 *           2007 *           2007
                         ------------    -------------    -------------    ------------
Revenue ...............  $ 6,492,723     $           -    $           -    $ 6,492,723
Loss (income) before
 extraordinary items ..     (844,150)    $           -            4,324       (839,826)
Net loss (income) .....     (844,150)    $         307                -       (843,843)
Loss per common share .        (0.01)                                            (0.01)

* - GPlus and Slate equity investments closed on August 24, 2007.

         There were no material, nonrecurring items included in the reported the pro-forma results.

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $12,746,290 and $8,106,073 as of March 31, 2008 and December 31, 2007, respectively. The company had the following customers with sales in excess of 10%, and these are their respective percentages of consolidated revenue for the following periods:

                                           Three Months     Year Ended
                                          Ended March 31,   December 31,
                                              2008            2007
                                          ------------   ------------
         KDDI Network Solutions .......        17%            32%
         Internet Service Partners/ NTT        18%            34%
         AFLAC ........................         *             11%
         AIG ..........................        30%            12%
         Softbank                              27%             *

* Less than 10%.

         KDDI is a Global Hotline customer. Internet Service Partners/NTT is a IA Partners customer. AFLAC is an IA Partner customer. AIG is an IA Partner and an Inforidge customer. Softbank is a SG Telecom customer. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 11% and 15% of accounts receivable as of March 31, 2008 and December 31, 2007, respectively. Internet Service Partners/ NTT accounted for 23% and 44% of total accounts receivable as of March 31, 2008 and December 31, 2007, respectively. AFLAC accounted for 1% and 2% of total accounts receivable as of March 31, 2008 and December 31, 2007, respectively. AIG accounted for 20% and 18% of total accounts receivable as of March 31, 2008 and December 31, 2007, respectively. Softbank accounted for 31% of total accounts receivable as of March 31, 2008. The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID EXPENSES

         Prepaid expenses were $1,987,164 and $1,070,058 as of March 31, 2008 and December 31, 2007, respectively. Such assets as of March 31, 2008 and December 31, 2007 included prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid hiring, rent and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $2,431,954 and $1,677,287 as of March 31, 2008 and December 31, 2007, respectively. Accumulated depreciation was $1,131,248 and $866,412 as of March 31, 2008 and December 31, 2007, respectively. Total depreciation expense was $191,219, and $53,381 and for the three months ended March 31, 2008 and 2007, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

         Property and equipment is comprised of the following:

                                    Estimated         March 31,     December 31,
                                   Useful Lives         2008            2007
                                  --------------    -----------     -----------
Equipment and vehicles .......    24 - 60 months    $ 2,559,954     $ 1,729,458
Leasehold Improvements .......    27 - 60 months      1,000,000         814,241
                                                    -----------     -----------
                                                      3,559,954       2,543,699
Less: accumulated depreciation                       (1,128,000)       (866,412)
                                                    -----------     -----------
                                                    $ 2,431,954     $ 1,677,287
                                                    ===========     ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of March 31, 2008 and December 31, 2007 consisted of the following:

                                    March 31,     December 31,
                                      2008            2007        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 4,946,030     $ 4,946,030         3 years
Less: accumulated amortization     (4,604,901)     (4,217,549)
                                  -----------     -----------
    Intangible assets, net ...    $   331,129     $   728,481
                                  ===========     ===========

         Total amortization expense was $397,352 for the three months ended March 31, 2008 and 2007, respectively.

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

         The amortization of intangibles for 2008 is expected to be $728,481.

NOTE 8.  OTHER ASSETS

         Other assets were $2,704,752 and $2,502,240 as of March 31, 2008 and December 31, 2007, respectively. Such assets as of March 31, 2008 and December 31, 2007 included loans receivable from Tesco Co Ltd ("Tesco"), employee loans receivable and bonds related to Global Hotline's leased facilities.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $7,851,636 and $4,911,241 as of March 31, 2008 and December 31, 2007, respectively. Such liabilities consisted the following:

                                          March 31,   December 31,
                                            2008          2007
                                         ----------   ------------
Accrued salaries and payroll taxes ...   $2,239,185    $1,617,059

Trade debt not in accounts payable ...    4,812,988     2,304,441

Accrued interest .....................            -       521,332

Other accrued expenses ...............      799,462       468,408
                                         ----------    ----------
                                         $7,851,636    $4,911,241
                                         ==========    ==========

NOTE 10. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt as of March 31, 2008 and December 31, 2007 were as follows:

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

         On December 26, 2006, IA Partners received a 200,000,000 Yen, or approximately $1,683,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan requires a quarterly payment of principal of 12,500,000 Yen, or approximately $105,000 at current exchange rates, starting on March 20, 2008 with a final payment due on December 20, 2011. Interest of 2.00% plus the 3 month TIBOR was paid quarterly starting on June 20, 2007.

         On May 16, 2007, Global Hotline received a 50,000,000 Yen, or approximately $415,400 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan requires a monthly payment of 640,000 Yen, or approximately $5,300 at current exchange rates, starting on December 31, 2007 with a final payment due on April 30, 2014. Interest of 3.25% is paid monthly, with the first payment on May 16, 2007 and then monthly starting on June 30, 2007. The loan is guaranteed by the Tokyo Guarantee Association for a fee of 2,750,625 Yen or approximately $22,900 at current exchange rates.

         On June 1, 2007, IA Partners received a 50,000,000 Yen, or approximately $406,400 at current exchange rates, working capital loan from Mizuho Bank Co. Ltd. The loan requires a balloon payment of 50,000,000 Yen, or approximately $406,000 at current exchange rates, on October 1, 2007. Interest of 2.0% is paid monthly starting on July 1, 2007. The loan was repaid on October 30, 2007.

         On June 19, 2007, IA Partners received a 100,000,000 Yen, or approximately $812,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan required a balloon payment of 100,000,000 Yen, or approximately $812,000 at current exchange rates, on January 31, 2008. Interest of 3.0% is paid quarterly starting on June 19, 2007. On January 31, 2008, IA Partners signed an amendment extending the term to April 30, 2008. On April 24, 2008, IA Partners signed an amendment extending the term to June 19, 2008.

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

         On July 27, 2007, Global Hotline received a 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a balloon payment of 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, on January 25, 2008. Interest of 3.00% was to be paid on January 25, 2008. On January 22, 2008, Global Hotline signed an amendment extending the term and interest payment to April 30, 2008. On April 30, 2008, Global Hotline signed an amendment extending the term and interest payment to July 25, 2008.

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

         On December 21, 2007, the company entered into a $500,000 Loan Agreement and a Share Mortgage Agreement with Frontier Mortgages Pty Ltd ("Frontier"), an Australian company affiliated with a selling shareholder of ASFL, an entity in which the company owns a 36% interest. The loan was used for working capital, including the merger and acquisition program.

         The loan required a balloon payment of $500,000 within four months of the loan date, with a thirty day default period, and requires interest of 30% per annum. The loan can be prepaid with the payment of thirty days interest and is secured by the company's 36% equity investment in ASFL. The company agreed to repurchase $150,000 or 500,000 shares from the selling shareholders of ASFL at $0.30 per share, the closing price on December 21, 2007. There are no other covenants or security requirements related to this loan.

         On April 24, 2008, the company entered into a Deed of Variation Agreement ("Variation Agreement"), amending the terms of its working capital loan with Frontier. Pursuant to the Variation Agreement, the company paid a $20,000 loan extension fee on April 23, 2008, $200,000 on April 25, 2008 and $300,000 on May 9, 2008. The balance, including interest and a $5,000 extension fee, is due on July 10, 2008.

NOTE 11. CONVERTIBLE DEBENTURES

         On June 28, 2005, the company announced that it had received commitments totaling $3,750,000 for convertible debentures. The company used the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the three months ended March 31, 2008 and the years ended December 31, 2007, 2006 and 2005, the company expensed $104,000, $417,000, $417,000 and $208,000, respectively, of this beneficial conversion feature as interest expense. The company closed the sale of $3,750,000 of convertible debentures on July 29, 2005, and realized net proceeds of $3,483,000.

                                                 March 31,    December 31,
                                                   2008           2007
                                               -----------    -----------
      Convertible debentures ................  $ 3,750,000    $ 3,750,000
      Beneficial conversion .................   (1,250,000)    (1,250,000)
                                               -----------    -----------
                                                 2,500,000      2,500,000
      Amortization of beneficial conversion .    1,145,833      1,041,667
      Conversion of debentures ..............   (1,450,000)    (1,350,000)
                                               -----------    -----------
                                               $ 2,195,833    $ 2,191,667
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

         Since August 2007, a total of $1,050,000 of debentures were converted into 3,500,005 shares of common stock at the original conversion price of $.30 per share. As of March 31, 2008, the Company has 7,666,679 shares of common stock reserved for the conversion of the debentures on or before June 28, 2008.

NOTE 12. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of March 31, 2008, Inter Asset Japan LBO Fund No. 1 ("IAJ LBO Fund"), PBAA Fund Ltd ("PBAA"), Terra Firma Fund Ltd, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey Equity Portfolio Ltd ("IA Turkey"), Hiroki Isobe, Kyo Nagae and Derek Schneideman collectively hold approximately 47.1% of our common stock (collectively, the "Controlling Shareholders"). The share ownership percentages excludes 811,285 shares held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 7,666,679 shares of our common stock issuable upon conversion of the convertible debentures. These entities have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae, CFO of Global Hotline, control each of our Controlling Shareholders. On February 21, 2008, Mr. Schneideman was granted a proxy by IAJ LBO Fund; PBAA; Terra Firma; IAJ; Mr. Isobe and Mr. Nagae, or 47.3% of the aggregate votes, to vote these shareholders' shares of common stock at all of the company's 2008 shareholder meetings.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of March 31, 2008, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
      Global Hotline, Inc........................................... 100.0%
      IA Global Japan Co Ltd........................................ 100.0%  (2)
      GPlus Media Co Ltd............................................  25.0%  (1)
      Slate Consulting Co Ltd.......................................  20.25% (1)
      Australian Secured Financial Limited..........................  36.0%

Inter Asset Japan LBO No. 1 Fund owns:
      IA Global, Inc................................................  18.1%

PBAA Fund Ltd. owns:
      IA Global, Inc................................................  14.6%

Terra Firma Fund Ltd. owns:
      IA Global, Inc................................................   8.0%

Inter Asset Japan Co., Ltd. owns:
      IA Global, Inc................................................   1.3%

IA Turkey Equity Portfolio Ltd owns:
      IA Global, Inc................................................   1.5%

Mr. Hiroki Isobe owns:
      IA Global, Inc................................................   2.7%
      Tesco Co Ltd..................................................  23.0%

Kyo Nagae owns:
      IA Global, Inc................................................   0.9%

Global Hotline, Inc. owns:
      Inforidge Co Ltd.............................................. 100.0%
      IA Partners Co Ltd............................................ 100.0%
      SG Telecom, Inc. ............................................. 100.0%

(1) Acquired August 24, 2007.

(2) Established on August 14, 2007.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006, Mr. Kyo Nagae, CFO of Global Hotline, became President of IAJ and IAJ LBO Fund.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a 23% minority ownership percentage in Tesco. Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes Global Hotline $2,046,513 as of March 31, 2008.

NOTE RECEIVABLE FROM CREDIE BEAUX CO LTD

         On September 21, 2007, Global Hotline loaned 25,000,000 Yen or approximately $217,000 at current exchange rates to Credie Beaux Co Ltd, a party affiliated with our majority shareholder, IAJ. This loan was repaid on March 26, 2008.

NOTE 13. EQUITY TRANSACTIONS/ TREASURY STOCK

         During the three months ended March 31, 2008, the following stockholder equity events occurred:

         On March 22, 2007, the company announced a stock repurchase program. Starting on April 2, 2007, the company may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of March 31, 2008, the company repurchased 2,654,255 shares in public and private transactions at an average price of $0.281 per share. The company reused 2,026,355 shares as part of our Slate equity investment at an average cost of $.267 per share. The company owns 627,900 shares at an average cost of $.323 per share as of March 31 31, 2008. The shares are valued using the cost method of accounting for treasury stock.

         On January 18, 2008, the company filed a registration statement on Form S-3 covering 7,870,355 shares, related to equity investments and convertible Debentures, which was declared effective by the SEC on February 1, 2008.

         On March 14, 2008, Eric La Cara, a director, exercised stock options totaling 86,458 shares of common stock for $13,500 or $.156 per share.

         On April 1, 2008, the company issued 200,000 shares of common stock to two consultants for fundraising and other services. The shares were valued at $.28 per share, the closing price on March 31, 2008.

         On April 10, 2008, the company signed definitive agreements and closed the 100% acquisition of Shift Resources Inc. ("Shift Resources"), a Philippine Business Process Outsourcing company. The transaction is structured as a share exchange in which the company issued 826,086 shares of its common stock at $.23 per share, the close price during the negotiations, totaling $190,000 plus a payment of $35,000. The parties agreed to value the transaction at $225,000.

         On April 16, 2008, the company agreed to issue 120,000 shares of common stock to a consultants for investor relation services. The shares were valued at $.25 per share, the closing price on April 7, 2008, the date the agreement was reached.

         On April 24, 2008 and May 8, 2008, the company sold 1,000,000 and 1,500,000, shares of our common stock, respectively, to Michael Ning for $200,000 and $300,000, respectively, or $.20 per share. In connection with the purchase of the common stock, on May 8, 2008, the company issued warrants for a total of 5,000,000 shares of common stock to Mr. Ning. The warrants are exercisable at $.20 per share and expire on May 7, 2013. The company agreed to register the shares and warrants within two months after approval by the American Stock Exchange ("AMEX"). The shares of common stock were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and/or Regulation D promulgated under the Securities Act.

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

         On April 27, 2008, Mr. Scott was awarded 131,400 shares of common stock under the 2007 Plan. The compensation committee awarded the shares in lieu of an annual salary increase. The number of shares awarded was based on his $200,000 base compensation for 2007 or 17.7% and was for his 2007 performance. The compensation committee believes the issuance of shares of common stock more closely aligns management with its shareholders. The company and Mr. Scott entered into a Restricted Stock Agreement for this award. A copy of the agreement is attached as Exhibit 10.23 and incorporated herein by reference.

         The shares were valued at $.27 per share, the close price on April 25, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Plan.

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

         The following table presents revenues, operating income (loss) and total assets by company for the three months ended March 31, 2008 and 2007:

(dollars in thousands)
                                    IA           Global
                                  Global,       Hotline,       Equity
Company                            Inc.           Inc.       Investments      Total
                                 --------       --------     -----------    --------
Three Months Ended-
   March 31, 2008
   Revenue ................      $      -       $ 16,049      $      -      $ 16,049

   Operating (loss) income           (502)         2,537             -         2,035

   Total assets ...........           269         24,964         9,707        34,940

   March 31, 2007
   Revenue ................      $      -       $  6,493      $      -      $  6,493

   Operating (loss) inccome          (470)            57             -          (413)

   Total assets ...........           962         12,860         7,603        21,425


Geographic Region                  U.S.           Japan       Australia       Total
                                 --------       --------      ---------     --------

Three Months Ended-
   March 31, 2008
   Revenue ................      $      -       $ 16,049      $      -      $ 16,049

   Operating (loss) income           (502)         2,537             -         2,035

   Total assets ...........           132         27,877         6,930        34,940

   March 31, 2007
   Revenue ................      $      -       $  6,493      $      -      $  6,493

   Operating (loss) income           (470)            57             -          (413)

   Total assets ...........           962         12,860         7,603        21,425

The following reconciles operating loss to net loss:

(dollars in thousands)              Three Months Ended,
                                         March 31,
                                    ------------------
                                      2008       2007
                                    -------    -------

Operating income (loss) .........   $ 2,035    $  (413)
Other expense ...................      (317)      (163)
                                    -------    -------
Income (loss) before income taxes     1,718       (576)

Income tax provision ............     1,358        268
                                    -------    -------
Net income (loss) ...............   $   360    $  (844)
                                    =======    =======

NOTE 16. SUBSEQUENT EVENTS

         The company's stockholder equity on a pro-forma basis with transactions closed since March 31, 2008 and the debentures that convert into common stock by June 28, 2008, the stockholder's equity on a pro-forma basis is approximately $8.1 million.

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

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of March 31, 2008, Global Hotline employed 1,145 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift Resources, LLC, a multi-service call center operation on April 10, 2008. In addition, we signed a term sheet to acquire 100% of Asia Premier Executive Suites, Inc., a multi-service call center operation which is expected to close in May 2008, subject to the closing of financing.

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

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks related to our need for additional financing, our level of indebtedness, our ASFL investment, our AMEX listing, our controlling shareholder groups, the sale of significant numbers of our shares, a volatile market price for our common stock, our Global Hotline business and our mergers and acquisitions and other matters. These risks and uncertainties are discussed in Item 1A, "Factors That May Effect Future Results."

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                                 3 Months Ended March 31,
                                                       ----------------------------------------------
                                                         2008        2007     $ Variance   % Variance
                                                       --------    --------   ----------   ----------
Revenue ............................................   $ 16,049    $  6,493    $  9,556       147.2%
Cost of sales ......................................      2,950         996       1,954       196.2%
                                                       --------    --------   ----------   ----------
Gross profit .......................................     13,099       5,497       7,602       138.3%
                                                       --------    --------   ----------   ----------
Selling, general and administrative expenses .......     11,064       5,910       5,154        87.2%
                                                       --------    --------   ----------   ----------
Operating income ...................................      2,035        (413)      2,448       592.7%
                                                       --------    --------   ----------   ----------
Other Income (Expense):
Interest income ....................................         39          21          18        85.7%
Interest expense and amortization of beneficial
  conversion feature ...............................       (337)       (196)       (141)       71.9%
Other Income .......................................         86          (1)         87      8700.0%
Loss (gain) on equity investment in Australia
  Secured Financial Limited ........................        (94)         13        (107)      823.1%
Gain on equity investment in GPlus Media Co Ltd ....          8           -           8       100.0%
Loss on equity investment in Slate Consulting Co Ltd        (17)          -         (17)     -100.0%
Foreign currency transaction adjustment ............         (2)          -          (2)     -100.0%
                                                       --------    --------   ----------   ----------
Total other expense ................................       (317)       (163)       (154)       94.5%
                                                       --------    --------   ----------   ----------
Income (loss) before income  taxes .................      1,718        (576)      2,294       398.3%
Income taxes:
Current provision ..................................      1,358         268       1,090       406.7%
                                                       --------    --------   ----------   ----------
Net income (loss) ..................................        360        (844)      1,204       142.7%
                                                       ========    ========   ==========   ==========

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

         Net revenue for the three months ended March 31, 2008 increased $9,556,000 to $16,049,000, as compared to the three months ended March 31, 2007. The increase was due to the expansion of the Global Hotline business with the signing of the following significant contracts with major corporations:

1. KDDI Network and Solutions signed on January 1, 2007 and was increased effective July 1, 2007.

2. NTT signed on May 21, 2007 and was effective October 1, 2007.

3. American Life Insurance Company, a Japanese company which is a subsidiary of AIG, signed and effective on August 8, 2007, September 20, 2007 and December 1, 2007.

4. Increased revenues from other Global Hotline contracts.

COST OF SALES

         Cost of sales for the three months ended March 31, 2008 increased $1,954,000 to $2,950,000 as compared to the three months ended March 31, 2007. The increase resulted from outside agent and outsourcing and other costs related to the expansion of the Global Hotline business with the signing of significant contracts with major corporations discussed above.

EXPENSES

         Selling, general and administrative expenses for the three months ended March 31, 2008 increased $5,154,000 to $11,064,000 as compared to the three months ended March 31, 2007. This was due to increased operating expenses of $60,000 related to the implementation of SFAS 123R and $5,124,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff and training. The increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

         Global Hotline opened a fifth call center in Tokyo, Japan in late August 2007 to support its new agreements with AIG. This new call center employs over 400 full and part-time employees. In addition, Global Hotline opened a sixth call center in Osaka, Japan on October 1, 2007 to support the NTT contract. This new call center employs 300 full and part-time employees.

         For 2008 and 2007, the selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

         Other expense for the three months ended March 31, 2008 was $317,000 as compared to other expense of $163,000 for the three months ended March 31, 2007. The March 31, 2008 other expense increase was primarily related to interest expense and amortization of the beneficial conversion feature of $337,000 and a loss on equity investment of $103,000 from our equity investments, offset by other income of $86,000. The ASFL loss was due to the sale of the debenture loan business in November 2007 and certain loan losses booked during 2007 and 2008. We expect ASFL to return to profitability during FY 2008/9 with new loans placed and a new line of credit. Slate is expected to return to profitability in the three months ended June 30, 2008.

         Other expense for the three months ended March 31, 2007 was $163,000. The 2007 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $196,000, offset by a gain on equity investment of $13,000 and interest income of $21,000.

NET INCOME (LOSS)

         Net income for three months ended March 31, 2008 was $360,000 as compared to a net loss from of $844,000 for the three months ended March 31, 2007. This was due to increased gross margin of $7,602,000, offset by increased operating expenses of $5,154,000 and income taxes of $1,090,000. The increased operating expenses reflect additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff and training. The increase resulted from costs related to the expansion of the Global Hotline business with the signing of significant multi-year contracts with major corporations.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $1.6 million, net working capital of approximately $745,000 million and debt of $19.1 million as of March 31, 2008.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.0 million as of March 31, 2008, with approximately $8.8 million raised in the initial public offering, $8.0 million raised in private placements, $3.6 million raised in the conversion of debt and $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $24.9 million, including $7.0 million from the ASFL equity investment, $1.4 million each from the GPlus and Slate equity investments, $6.9 million issued for services, $3.6 million related to a beneficial conversion feature, $1.5 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $18.6 million and convertible debentures with approximately $2.2 million outstanding as of March 31, 2008.

         As the results of Global Hotline's operations continue to improve, we expect better utilization of net cash. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

OPERATING ACTIVITIES

         Net cash used in operating operations for the three months ended March 31, 2008 was $625,000. This amount was primarily related to a net income of $360,000, depreciation and amortization of $588,000, a decrease in deferred taxes- foreign of $1,261,000 and an increase in accrued liabilities of $2,940,000, offset by an increase in accounts receivable of $4,640,000 and an increase in prepaid expenses of $988,000.

INVESTING ACTIVITIES

         Net cash used in investing activities for the three months ended March 31, 2008 was $946,000. This amount relates to capital expenditures of $946,000.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the three months ended March 31, 2008 was $1,507,000.

         During the three months ended March 31, 2008, Global Hotline entered into loans of approximately $1,507,000. The increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

         Other Material Commitments. The company's contractual cash obligations as of March 31, 2008 are summarized in the table below (1):

Contractual Cash                      Less Than                              Greater Than
Obligations               Total        1 Year      1-3 Years     3-5 Years      5 Years
--------------------   -----------   -----------   ----------   ----------   ------------
Operating leases       $ 3,437,937   $ 2,064,846   $1,084,909   $  288,182             $0
Note payable            19,104,249    10,510,655    5,154,162    3,439,432              0
Capital expenditures       250,000       250,000            0            0              0
Acquisitions               318,000       318,000            0            0              0
                       -----------   -----------   ----------   ----------   ------------
                       $23,110,186   $13,143,501   $6,239,071   $3,727,614             $0
                       ===========   ===========   ==========   ==========   ============

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has not recorded any deferred revenue as of March 31, 2008 and December 31, 2007, respectively.

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

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY ADVERSELY AFFECT OPERATIONS AND LIMIT OUR GROWTH.

         At March 31, 2008, we have current and long-term indebtedness of $19.1 million. However, we will need to incur additional indebtedness and amend our debt indebtedness in order to fund a portion of current operations and acquire businesses. In addition, we are seeking to refinance some of outstanding loans on more favorable terms to the company, but may not be successful. See also our risk factor "We will need additional financing to support our operations and acquire businesses," above.

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

OUR STOCKHOLDERS' EQUITY MUST EXCEED $6 MILLION TO MAINTAIN OUR LISTING ON THE AMERICAN STOCK EXCHANGE

         As of March 31, 2008, we were not in compliance with the AMEX continued listing standards with stockholders' equity in excess of $6 million and our common stock continues to trade on AMEX. To maintain this listing, we must maintain stockholders' equity of $6 million. As of June 30, 2008, we expect to be in compliance with this standard.

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

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of May 12, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 46.1% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority, 7,666,679 shares of our common stock issuable upon conversion of the convertible debentures and 627,900 shares of treasury stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the company has sole voting power and dispositive power with respect to 77,613,470 shares of common stock or approximately 47.1% of the outstanding shares of common stock of the company for all of the company's 2008 shareholder meetings pursuant to a proxy granted on February 21, 2008.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of May 12, 2008, 168.5 million shares of common stock were outstanding. Significant shares of common stock are held by our principal shareholders, other company insiders and other large shareholders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our principal shareholders, other company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

         In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed acquisitions during early 2004, August 2004, March 2004, June 2004, June 2005, October 2007 and signed an acquisition agreement in October 2007 which was subsequently terminated and April 2008; we invested in a joint venture in July 2004; we made an equity investment in October 2006 and two in August 2007; we sold businesses in December 2004, May 2005, July 2005 and April 2006; and we divested a joint venture interest in October 2004. Such transactions are accompanied by a number of risks, including:

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

WE ARE EXPOSED TO FOREIGN CURRENCY GAINS AND LOSSES.

         The majority of our operations are located in Japan and we have equity investments and operations that operate in Australia, Hong Kong, China and the Philippines. We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen, Australian Dollar, Philippine Peso and US Dollar would have a material adverse or positive effect on our business, financial condition and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

         We were exposed to foreign currency risks due to our ownership of Global Hotline and our equity investments in GPlus and Slate in Japan and our equity investments in ASFL and our loan with Frontier Mortgages in Australia, GPlus in Hong Kong and China and Shift Resourcing and Slate in the Philippines.

         We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of March 31, 2008, total debt was $19,104,249. Debt totaling $4,306,456 is exposed to variable interest rates with current interest rates of 2.0% to 3.25%.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our principal executive and financial officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and
(2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

         The following information summarizes the purchases through March 31, 2008 related to our share repurchase plan:

                                                                                 Total No. of         Maximum No. of
                                                                               Share Purchased     Shares that can be
                                          Total No. of     Ave. Price Paid   as part of Publicly    Purchased Under
             Period (1)                 Shares Purchases      Per Share        Announced Plan           the Plan
-------------------------------------   ----------------   ---------------   -------------------   ------------------
April 2, 2007- April 30, 2007                  1,866,355       $ 0.251            1,866,355
July 1, 2007-July 31, 2007                        30,000         0.398               30,000
August 1, 2007- August 31, 2007                  135,000         0.437              135,000
September 1, 2007- September 30, 2007             60,000         0.481               60,000
October 1, 2007- October 31, 2007                 15,000         0.478               15,000
November 1, 2007- November 30, 2007               31,500         0.427               31,500
December 1, 2007- December 31, 2007              516,400         0.347              516,400
                                        ----------------   ---------------   -------------------   ------------------

Total                                          2,654,255       $ 0.281            2,654,255             4,000,000
                                        ================   ===============   ===================   ==================

(1) On March 22, 2007, IA Global's board of directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2, 2007. There were no purchases during May-June 2007 or January-March 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

Exhibit
No.                               Description
-------  -----------------------------------------------------------------------

10.1 Working Capital Loan Amendment, dated January 22, 2008, by and between Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (2)

10.2 Request For Loan With Draft Loan (Change), dated January 22, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English translation) (2)

10.3 Binding Term Sheet, dated January 30, 2008, between IA Global, Inc. and Asia Premier Executive Business Suites, Inc. (3)

10.4 Working Capital Loan Amendment, dated January 31, 2008, by and between Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (2)

10.5 Binding Term Sheet, dated February 11, 2008, between IA Global, Inc. and Paper.com LLC (5)

10.6 Unsecured Corporate Bond, dated February 15, 2008, by and between Global Hotline, Inc. and Mitsubishi UFJ Bank Co Ltd. (English translation) (2)

10.7 Amendment Agreement, dated February 22, 2008, by and between IA Global, Inc. and LINC Media, Inc. (5)

10.8 Amendment Agreement, dated March 12, 2008, by and between IA Global, Inc. and LINC Media, Inc. (6)

10.9 Working Capital Loan Amendment, dated February 29, 2008, by and between Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (2)

10.10 Call Center Usage Facility Agreement, dated January 10, 2008, by and between IA Partners Co Ltd and OMC Card, Inc. (English translation) (2)

10.11 Basic Agreement, dated January 10, 2008, by and between Inforidge Co Ltd and OMC Card, Inc. (English translation) (2)

10.12 Share Exchange Agreement, dated April 10, 2008, by and between IA Global, Inc. and P. Scott Valley and John Engel. (7)

10.13 Services Agreement, dated April 10, 2008, by and between IA Global, Inc. and IA Global, Inc. and Paper.com LLC. (7)

10.14 Amendment to Binding Term Sheet dated April 16, 2008, by and between IA Global, Inc. and the sellers of Asia Premier Business Suites, Inc. (8)

10.15 Amendment Agreement, dated April 25, 2008, by and between IA Global, Inc. and Esprit Co Ltd. (9)

10.16 Request For Use of Overdraft Facility dated April 30, 2008, by and between Global Hotline, Inc. and Mitsui Sumitomo Banking Corporation (English translation) (9)

10.17 Deed of Variation, dated April 24, 2008, by and between IA Global, Inc. and Frontier Mortgages Pty Ltd. (9)

10.18 Request For Loan With Draft Loan (Change), dated April 24, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English translation) (1)

10.19 Subscription Agreement, dated April 24, 2008, by and between IA Global, Inc. and Michael Ning. (1)

10.20 Subscription Agreement, dated May 8, 2008, by and between IA Global, Inc. and Michael Ning. (1)

10.21 Form of Warrant, dated May 8, 2008, by and between IA Global, Inc. and Michael Ning. (1)

10.22 Form of Warrant, dated May 8, 2008, by and between IA Global, Inc. and Michael Ning. (1)

10.23 Restricted Stock Agreement, dated April 27, 2008, by and between IA Global, Inc. and Mark Scott. (1) *

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

(1)   Filed herewith.

(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and filed on April 15, 2008 and incorporated herein by reference.

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

(8) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April 16, 2008 and filed on April 18, 2008, and incorporated herein by reference.

(9) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April 24, 2008 and filed on April 30, 2008, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IA Global, Inc.
                                    (Registrant)


Date: May 15, 2008              By: /s/ Derek Schneideman
                                    ---------------------
                                    Derek Schneideman,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Mark Scott
                                    --------------
                                    Mark Scott,
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)