Form 10-K
period 2008-03-31
IA GLOBAL INC
filed 2008-07-15
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

|_| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                                       or

|X| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

        For the transition period from January 1, 2008 to March 31, 2008

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
                                                                Yes |X|   No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. |_|

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
                                                                Yes |_|   No |X|

         The aggregate market value of the common equity held by non-affiliates of the registrant as of July 11, 2008 was approximately $24,363,848.

         The number of shares of the registrant's common stock outstanding as of
July 11, 2008: 209,363,942 shares of Common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the Registrant's Annual
Meeting of Shareholders to be held on July 29, 2008, which was filed with the
Securities and Exchange Commission on June 23, 2008, are incorporated by reference into Part III of the Form 10-K.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities .........................  12

Item 6.  Selected Financial Data ...........................................  14

Item 7.  Management's Discussion and Analysis of Financial Condition

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure ..........................................  27

Item 9A. Controls and Procedures ...........................................  27

Item 9B. Other Information .................................................  27

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance ............  28

Item 11. Executive Compensation ............................................  29

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters ....................  29

Item 13. Certain Relationships and Related Transactions,
         and Director Independence .........................................  29

Item 14. Principal Accounting Fees and Services ............................  29

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules ...........................  30

SIGNATURES

                                     PART I

TRANSITION REPORT

         On July 25, 2007, the Board of Directors resolved that the fiscal year of IA Global that began on January 1, 2007 will end on December 31, 2007, and from that date forward, the fiscal year of the company will be the period beginning on April 1 of each year and ending on March 31 of the following year.
The company filed a Form 10-K for the calendar year ending December 31, 2007 and is filing this Form 10-K transition report to reflect the three month transition period of January 1, 2008 through March 31, 2008.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

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

EXCHANGE RATES

         Certain information in this Annual Report on Form 10-K is expressed in
Japanese Yen and the Australian Dollar. At March 31, 2008, the exchange rate for the Japanese Yen was US $1= Yen [99.2914], the US $1= Australian $[1.0908] and
US $1= Philippine Peso [42.038]. In this Form 10K, at "current exchange rates"
is defined as the exchange rates as of the date of the transaction.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

         IA Global, Inc. ("IA Global") is a broad based services company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         To realize this plan, we are actively expanding investments in the business process outsourcing (which includes human resources elements necessary to recruit and train the very large numbers of people), B2B and financial services sectors. These sectors demonstrate long-term growth prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, we are expanding our reach to encompass, the
Philippines, Hong Kong/China, Singapore, and India and the outstanding growth opportunities and synergies these Markets present.

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
contracts with major corporations.

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of March 31, 2008, Global Hotline employed 1,145 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift Resources, LLC on April 10, 2008 and Asia Premier Executive Suites, Inc. on May 27, 2008,
multi-service call center operations that have now been merged into a single company named Global Hotline Philippines Inc.

HUMAN CAPITAL AND RESOURCES

         During August 2007, we closed two equity investments. These investments provide "human capital" services in the human resources sector, a sector which offers excellent growth opportunities throughout the Asia Pacific region. IA
Global continues to seek additional companies and partnerships in the staffing, training, employee/ organization evaluation and assessments business throughout the region, but with a focus on Japan. Linking these investments in a network under the IA Global umbrella will generate synergies of expertise and resources, creating a regional value-chain of services to further drive aggressive growth.
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

FINANCIAL SERVICES

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

         In Japan, we have a 20% stake in Taicom Securities Co Ltd ("Taicom"), a
Japanese securities firm. Taicom is a financial services Company in Japan providing a broad range of value-added financial services and competitive products. These currently include the brokerage of Japanese commodities, derivative options, foreign currency, equities and investment trusts as well as the offering of investment consulting services to diversified clients such as individuals and corporations. Taicom offers creative solutions that meet the sophisticated trading needs of its online and offline clients, who utilize
Taicom's cutting-edge proprietary trading platform called TradePro, as well as its broad news and information gathering network.

         Taicom is a member of the Osaka Stock Exchange, the Tokyo Commodity
Exchange, the Tokyo Grain Exchange and the Chubu (Central Japan) Commodity
Exchange. Taicom is headquartered in Tokyo and in Osaka and has three branch offices in Japan.

CORPORATE INFORMATION

         We were incorporated in Delaware on November 12, 1998. The company's executive offices are located at 101 California Street, Suite 2450, San
Francisco, CA 94111, with its operating units being located primarily in Japan,
China, Philippines, Hong Kong and Australia. The company's telephone number is
(415) 946-8828 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this Form 10-K.

THE COMPANY'S COMMON STOCK

         Our common stock currently trades on the American Stock Exchange
("AMEX") under the symbol "IAO."

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

         - We intend to aggressively grow our existing business entities during
FY 2008/9.

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

         - We intend to actively expand our investments in the business process
Outsourcing in Japan and the Philippines, human capital and resources, and B2B sectors.

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

GEOGRAPHICAL MARKETS

         Global Hotline currently operates only in Japan, but the company continues to evaluate the expansion of its operations in the Asia region. ASFL operates in Australia. GPlus is a Japan based corporation with offices in Tokyo,
Japan, Hong Kong and Shanghai, China. Slate is a Japan based corporation with operations and business entities in Tokyo, Hong Kong, Surrey, Canada; a call center in Manila, Philippines; an early stage call center in Bucharest, Romania.

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

LICENSES

         We have no licenses as of March 31, 2008.

EMPLOYEES

         As of March 31, 2008, we had 562 full-time and 585 part-time employees.
Most employees were based in Japan. The Chief Executive Officer is based in
Japan and the Chief Operating and Financial Officer is based out of the offices in the United States.

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
The information on our website is not part of this Form 10-K.

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

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES.

         We will need to obtain additional financing in order to continue our current operations, including the cash flow needs of IA Global, Global Hotline and its subsidiaries, to acquire businesses, make equity investments and maintain the $6 million in stockholder's equity required to maintain our AMEX listing. There can be no assurance that we will be able to secure additional funding or that if such funding is available, whether the terms or conditions would be acceptable to us, our major shareholders or otherwise. Moreover, if we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it is likely that it will result in substantial dilution to our current stockholders.

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

WE ARE EXPOSED TO CHANGES IN THE AUSTRALIAN FINANCE INDUSTRY

         The Australian finance industry is experiencing significant change. We own 36% of ASFL which raises funds through the issuance of bank debt in
Australia and provides short term, secured, real property loans to businesses or investors in Australia. ASFL may be affected by the following factors that would impact its ability to operate as a short term lender in Australia and could impair our investment:

         o Risks related to mortgage lending, including customers may not be able to repay the loans, the value of the underlying security may decline, ASFL is reliant on property valuations to ensure collectability of the loans and we rely on customers maintaining adequate insurance on the real property;

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

OUR STOCKHOLDERS' EQUITY MUST EXCEED $6 MILLION TO MAINTAIN OUR LISTING ON THE
AMERICAN STOCK EXCHANGE

         As of March 31, 2008, we were not in compliance with the AMEX continued
listing standards with stockholders' equity in excess of $6 million and our common stock continues to trade on AMEX. To maintain this listing, we must maintain stockholders' equity of $6 million. As of June 30, 2008, we are in compliance with this standard.

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

         As of June 28, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma,
Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae
(collectively, the "Controlling Shareholders") and Derek Schneideman
collectively hold approximately 39.7% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority,
7,666,679 shares of our common stock issuable upon conversion of the convertible debentures, an additional potential 5,862,709 shares issuable upon conversion of the convertible debentures and 627,900 shares of treasury stock. These
Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act.
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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE
PRICE OF OUR COMMON STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 28, 2008, 195.8 million shares of common stock were outstanding. Significant shares of common stock are held by our controlling shareholders, other company insiders and other large shareholders. As "affiliates" (as defined under Rule 144 of the Securities Act
("Rule 144")) of the Company, our controlling shareholders, other company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

         Our executive offices are currently located at 101 California Street,
Suite 2450, San Francisco, CA 94111. The office is leased, and the lease is renewable on a month to month basis for $300 per month effective March 15, 2007.
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

         A summary of material Global Hotline property leases is as follows:

                                    Total                                  Monthly           Lease           Termination
          Location               Sq. Meters          Description           Payment           Term               Clause
------------------------------   ----------   -------------------------   ---------   --------------------   -----------
Tokyo office and call center 1    538.27 m2   Headquarters, Call center   $  48,598    1/1/2007-12/31/2008     6 months
     Tokyo call center 2          426.00 m2          Call center             33,314     7/1/2007-6/30/2009     6 months
     Tokyo call center 3          403.00 m2          Call center             20,606   12/1/2007-11/30/2009     6 months
     Tokyo call center 4          571.65 m2          Call center             24,685      5/7/2008-5/6/2010     6 months
     Tokyo call center 5           1,276.15          Call center             48,598    6/18/2007-6/17/2010     6 months
     Osaka call center 6           980.298           Call center             38,893    5/07/2007-7/31/2009     6 months
     Osaka call center 6          500.84 m2          Call center             19,022    10/1/2007-9/30/2009     6 months
                                                                          ---------
                                                                          $ 238,717
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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock trades on AMEX under the symbol "IAO". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

         QUARTER ENDED                        HIGH            LOW
         -------------                        ----            ---

         June 30, 2007                       $0.650          $0.260
         September 30, 2007                  $0.550          $0.340
         December 31, 2007                   $0.520          $0.240
         March 31, 2008                      $0.360          $0.210

         June 30, 2006                       $0.370          $0.170
         September 30, 2006                  $0.140          $0.250
         December 31, 2006                   $0.100          $0.240
         March 31, 2007                      $0.400          $0.080

         As of July 11, 2008, the closing price of the company's common stock was $.20 per share. As of July 11, 2008, there were 209,363,942 shares of common stock outstanding held by approximately 219 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 1,500.

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

                                                                                 Total No. of         Maximum No. of
                                                                               Share Purchased     Shares that can be
                                          Total No. of     Ave. Price Paid   as part of Publicly    Purchased Under
             Period (1)                 Shares Purchases      Per Share        Announced Plan           the Plan
-------------------------------------   ----------------   ---------------   -------------------   ------------------

April 2, 2007- April 30, 2007 .......          1,866,355       $ 0.251            1,866,355
July 1, 2007-July 31, 2007 ..........             30,000         0.398               30,000
August 1, 2007- August 31, 2007 .....            135,000         0.437              135,000
September 1, 2007- September 30, 2007             60,000         0.481               60,000
October 1, 2007- October 31, 2007 ...             15,000         0.478               15,000
November 1, 2007- November 30, 2007 .             31,500         0.427               31,500
December 1, 2007- December 31, 2007 .            516,400         0.347              516,400
                                        ----------------   ---------------   -------------------   ------------------

Total                                          2,654,255       $ 0.281            2,654,255             4,000,000
                                        ================   ===============   ===================   ==================

(1) On March 22, 2007, IA Global's board of directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2,
2007. There were no purchases during May-June 2007 or January-March 2008.

                            2007/8 PERFORMANCE GRAPH
                      COMPARISON OF CUMULATIVE TOTAL RETURN

                 AMONG IA GLOBAL, INC., THE AMEX COMPOSITE INDEX
                 AND THE RUSSELL MICROCAP INDEX WITHOUT DIVIDEND

The above assumes that $100 was invested in the common stock and each index on
March 31, 2003. Although the company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends.
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

                         3/31/2003   3/31/2004   3/31/2005   3/31/2006   3/31/2007   3/31/2008
                         ---------   ---------   ---------   ---------   ---------   ---------
IA Global, Inc.          $  100.00   $  330.00   $  220.00   $  360.00   $  390.00   $  280.00

AMEX Composite Index     $  100.00   $  151.92   $  176.45   $  234.02   $  262.90   $  269.79

Russell Microcap Index   $  100.00   $  179.91   $  176.82   $  221.32   $  225.72   $  178.15

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of March 31, 2008 related to the equity compensation plans in effect at that time.

                                            (a)                        (b)                       (c)
                               ----------------------------   --------------------   --------------------------
                                                                                        Number of securities
                                                                                        remaining available
                                   Number of securities         Weighted-average        for future issuance
                                    to be issued upon           exercise price of    under equity compensation
                                 exercise of outstanding      outstanding options,   plan (excluding securities
        Plan Category          options, warrants and rights    warrants and rights    reflected in column (a))
----------------------------   ----------------------------   --------------------   --------------------------
Equity compensation plan
approved by shareholders (1)              9,126,042                   0.264                   10,383,334

Equity compensation plans
not approved by shareholders                      -                       -                            -
                               ----------------------------   --------------------   --------------------------
Total                                     9,126,042                   0.264                   10,383,334
                               ============================   ====================   ==========================

(1) Awards granted under the 2007 Plan and the Plans. No further awards may be granted under the Plans.

ITEM 6.  SELECTED FINANCIAL DATA

         In the following table, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the three months ended March 31, 2008 and the five years ended December 31, 2007. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition
and Results of Operations.

                                           Summarized Quarterly Financial Data (Unaudited)
(in thousands)
                                                                                           Quarter Ended, (in thousands)
                                                                                ---------------------------------------------------
                                                                     Total     December 31   September 30     June 30      March 31
                                                                   --------    -----------   ------------    --------      --------
Three Months Ended March 31, 2008
---------------------------------
Revenue ........................................................   $ 16,049      $      -      $      -      $      -      $ 16,049
Gross profit ...................................................     13,099             -             -             -        13,099
Net loss from continuing operations ............................        360             -             -             -           360
Net loss .......................................................        360             -             -             -           360
                                                                   --------      --------      --------      --------      --------

Basic and diluted net loss per share ...........................   $      -      $      -      $      -      $      -      $      -
                                                                   ========      ========      ========      ========      ========

Year Ended December 31, 2007
----------------------------
Revenue ........................................................   $ 29,136      $ 10,667      $  6,461      $  5,515      $  6,493
Gross profit ...................................................     21,112         7,481         4,261         3,873         5,497
Net loss from continuing operations ............................     (8,149)       (1,557)       (3,621)       (2,127)         (844)
Net loss .......................................................     (8,259)       (1,667)       (3,621)       (2,127)         (844)
                                                                   --------      --------      --------      --------      --------

Basic and diluted net loss per share(1) ........................   $  (0.05)     $  (0.01)     $  (0.02)     $  (0.01)     $   0.01
                                                                   ========      ========      ========      ========      ========

(1) Immaterial discontinued operations of $110,000 for 2007 are not presented.

Year Ended December 31, 2006
----------------------------
Revenue ........................................................   $ 19,139      $  7,742      $  4,483      $  3,243      $  3,671
Gross profit ...................................................     16,244         7,778         3,879         2,435         2,152
Net (loss) profit from continuing operations ...................     (3,977)          547        (1,179)       (1,882)       (1,463)
Gain (loss)  from discontinued operations ......................        207          (332)            -           463            76
Net (loss) profit ..............................................     (3,770)          215        (1,179)       (1,419)       (1,387)
                                                                   --------      --------      --------      --------      --------

Basic net (loss) profit per share from continuing operations ...   $  (0.04)     $   0.01      $  (0.01)     $  (0.02)     $  (0.01)
Basic net (loss) profit per share from discontinued operations .          -             -             -             -             -
                                                                   --------      --------      --------      --------      --------
                                                                   $  (0.03)     $      -      $  (0.01)     $  (0.01)     $  (0.01)
                                                                   ========      ========      ========      ========      ========

Diluted net (loss) profit per share from continuing operations .   $  (0.04)     $      -      $  (0.01)     $  (0.02)     $  (0.01)
Diluted net (loss) profit per share from discontinued operations          -             -             -             -             -
                                                                   --------      --------      --------      --------      --------
                                                                   $  (0.03)     $      -      $  (0.01)     $  (0.01)     $  (0.01)
                                                                   ========      ========      ========      ========      ========

Year Ended December 31, 2005
----------------------------
Revenue ........................................................   $ 15,745      $  7,746      $  7,106      $    893      $      -
Gross profit ...................................................     10,174         4,728         4,980           466             -
Net (loss) profit from continuing operations ...................       (686)         (510)          571          (463)         (284)
(Loss) profit  from discontinued operations ....................     (1,385)         (860)          162          (427)         (260)
Net profit (loss) ..............................................     (2,071)       (1,370)          734          (891)         (544)
                                                                   --------      --------      --------      --------      --------

Basic net (loss) profit per share from continuing operations ...   $  (0.01)     $  (0.01)     $   0.01      $  (0.01)     $      -
Basic net (loss) profit per share from discontinued operations .      (0.01)            -             -         (0.01)            -
                                                                   --------      --------      --------      --------      --------
                                                                   $  (0.02)     $  (0.01)     $   0.01      $  (0.01)     $  (0.01)
                                                                   ========      ========      ========      ========      ========

Diluted net (loss) profit per share from continuing operations .   $  (0.01)     $  (0.01)     $   0.01      $  (0.01)     $      -
Diluted net (loss) profit per share from discontinued operations      (0.02)        (0.01)            -         (0.01)            -
                                                                   --------      --------      --------      --------      --------
                                                                   $  (0.02)     $  (0.01)     $   0.01      $  (0.01)     $  (0.01)
                                                                   ========      ========      ========      ========      ========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

INTRODUCTION

         We had revenues of $16.0 million and $6.5 for the three months ended
March 31, 2008 and 2007, respectively and $29.1 million, $19.1 million and $15.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have incurred net losses from continuing operations of $8.1 million, $4.0 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services.

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

CHANGE IN FISCAL YEAR

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

                                                                 3 Months Ended March 31,
                                                       -----------------------------------------------
                                                         2008        2007      $ Variance   % Variance
                                                       --------    --------    ----------   ----------

Revenue ............................................   $ 16,049    $  6,493    $   9,556        147.2%
Cost of sales ......................................      2,950         996        1,954        196.2%
                                                       --------    --------    ---------    ----------
Gross profit .......................................     13,099       5,497        7,602        138.3%
                                                       --------    --------    ---------    ----------
Selling, general and administrative expenses .......     11,064       5,910        5,154         87.2%
                                                       --------    --------    ---------    ----------
Operating income ...................................      2,035        (413)       2,448        592.7%
                                                       --------    --------    ---------    ----------
Other Income (Expense):
Interest income ....................................         39          21           18         85.7%
Interest expense and amortization of beneficial
  conversion feature ...............................       (337)       (196)        (141)        71.9%
Other Income .......................................         86          (1)          87       8700.0%
Loss (gain) on equity investment in Australia
  Secured Financial Limited ........................        (94)         13         (107)       823.1%
Gain on equity investment in GPlus Media Co Ltd ....          8           -            8        100.0%
Loss on equity investment in Slate Consulting Co Ltd        (17)          -          (17)      -100.0%
Foreign currency transaction adjustment ............         (2)          -           (2)      -100.0%
                                                       --------    --------    ---------    ----------
Total other expense ................................       (317)       (163)        (154)        94.5%
                                                       --------    --------    ---------    ----------
Income (loss) before income  taxes .................      1,718        (576)       2,294        398.3%
Income taxes:
Current provision ..................................      1,358         268        1,090        406.7%
                                                       --------    --------    ---------    ----------
Net income (loss) ..................................        360        (844)       1,204        142.7%
                                                       ========    ========    =========    ==========

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

EXPENSES

         Selling, general and administrative expenses for the three months ended
March 31, 2008 increased $5,154,000 to $11,064,000 as compared to the three months ended March 31, 2007. This was due to increased operating expenses of
$60,000 related to the implementation of Statement of Financial Accounting
Standards ("SFAS")No. 123-R, Share-Based Payment ("SFAS 123R") and $5,124,000,
for additional staff, and building infrastructure, which included items such as
PCs, workstations, and software licenses, as well as significant investment in new staff and training. The increase was due to the expansion of the Global
Hotline business with the signing of significant contracts with major corporations.

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
We expect ASFL to return to profitability during FY 2008/9 with new loans placed and a new line of credit. The company expects Slate to return to profitability in the three months ended June 30, 2008.

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

         Global Hotline opened a fifth call center in Tokyo, Japan in late
August 2007 to support these new agreements with AIG. This new call center currently employs over 400 full and part-time employees. In addition, Global
Hotline opened a sixth call center in Osaka, Japan on October 1, 2007 to support the NTT contract. This call center employs employ 300 full and part-time employees. The company expects to incurred startup and training costs into three months ending December 31, 2007 on these call centers.

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

         For the year ended December 31, 2006, in accordance with SFAS 144, we accounted for the Rex Tokyo gain from disposal of discontinued of operations of
$463,000 and gain from discontinued operations from Rex Tokyo of $76,000 and a loss on impairment of note receivable of $332,000, as total gain from discontinued operations in our consolidated statement of operations.

         In accordance with SFAS 144, we accounted for the Rex Tokyo loss of
$982,000, Fan Club loss of $257,000 and the IA Global Acquisition Co loss of
$154,000 and the net gain on disposal of discontinued operations of $308,000 and a loss on impairment of note receivable of $300,000 for the year ended December
31, 2005 as total loss from discontinued operations in our consolidated statement of operations.

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

OPERATING ACTIVITIES

         Net cash used in operating operations for the three months ended March
31, 2008 was $625,000. This amount was primarily related to a net income of
$360,000, depreciation and amortization of $588,000, a decrease in deferred
Taxes-foreign of $1,261,000 and an increase in accrued liabilities of
$2,940,000, offset by an increase in accounts receivable of $4,640,000 and an increase in prepaid expenses of $988,000.

INVESTING ACTIVITIES

         Net cash used in investing activities for the three months ended March
31, 2008 was $946,000 for capital expenditures.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the three months ended
March 31, 2008 was $1,507,000 from Global Hotline entering into loans. The increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

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

REVENUE RECOGNITION

         Global Hotline revenue was derived from its multiple call centers undertaking the telemarketing of telecommunications products and services, and a range of insurance products and services in Japan. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

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

EQUITY INVESTMENT

         We account for our investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-
temporary losses in future periods. Our equity investments were not considered impaired as of March 31, 2008.

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
         FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our
Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange
Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. Based on our evaluation under the framework in Internal
Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

         The effectiveness of our internal control over financial reporting as of March 31, 2008 has not been audited by Sherb & Co., LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL

         There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially effected or is likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         There were no disclosures of any information required to be filed on
Form 8-K during the three months ended March 31, 2008 that were not filed.

                                    PART III

         Except as otherwise indicated, the following information required by the Instructions to Form 10-K is incorporated herein by reference from various sections of the IA Global, Inc. Proxy Statement for the annual meeting of shareholders to be held on July 29, 2008, as summarized below:

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

         "Election of Directors;" "Section 16(a) Beneficial Ownership Reporting
Compliance;" "Corporate Governance;" and "Meetings and Committees of the Board
of Directors."

         The names and ages of IA Global's executive officers, as well as certain biographical information, is set forth below.

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

ITEM 11. EXECUTIVE COMPENSATION

         "Executive Compensation;" "Director Compensation;" "Compensation
Committee Interlocks and Insider Participation;" and "Compensation Committee
Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

         "Security Ownership of Certain Beneficial Owners and Management."

         Information regarding "Securities Authorized for Issuance Under Equity
Compensation Plans" is incorporated by reference to the end of Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         "Review and Approval of Related Person Transactions" and "Director
Independence."

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Fees paid to the Company's independent registered public accounting firm are disclosed under the caption "The Ratification of Appointment of Sherb and Co LLP as the Company's Independent Registered Public Accounting Firm
(Independent Auditors) for the fiscal year ended March 31, 2009."

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

    Report of Independent Registered Public Accounting Firm ...      F-1

    Consolidated Balance Sheets
         as of March 31, 2008 and December 31, 2007 and 2006 ..      F-2

    Consolidated Statements of Operations
         for the three months ended March 31, 2008 and 2007 and
         for the years ended December 31, 2007, 2006 and 2005 .      F-3

    Consolidated Statement of Stockholders' Equity (Deficiency)
         for the years ended December 31, 2007, 2006 and 2005
         and for the three months ended March 31, 2008 ........      F-4

    Consolidated Statement of Cash Flows
         for the three months ended March 31, 2008 and 2007 and
         for the years ended December 31, 2007, 2006 and 2005 .      F-5

    Notes to Consolidated Financial Statements ................   F-6 - F-45

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
         (34)

10.45    Binding Term Sheet, dated December 20, 2007, by and between IA Global,
         Inc. and Esprit Co Ltd.(22)

10.46    Share Mortgage Agreement, dated December 21, 2007, by and between IA
         Global, Inc. and Frontier Mortgages Pty Ltd (34)

10.47    Loan Agreement, dated December 21, 2007, by and between IA Global, Inc.
         and Frontier Mortgages Pty Ltd (34)

10.48    Certificate and Acknowledgment, dated December 21, 2007, by and between
         IA Global, Inc. and Frontier Mortgages Pty Ltd (34)

10.49    Outbound Telemarketing Program, dated November 30, 2007, by and between
         Inforidge Co Ltd and American Life Insurance Company. (34)

10.50    Working Capital Loan Amendment, dated January 22, 2008, by and between
         Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (34)

10.51    Request For Loan With Draft Loan (Change), dated January 22, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English
         translation) (34)

10.52    Binding Term Sheet, dated January 30, 2008, between IA Global, Inc. and
         Asia Premier Executive Business Suites, Inc. (23)

10.53    Working Capital Loan Amendment, dated January 31, 2008, by and between
         Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (34)

10.54    Binding Term Sheet, dated February 11, 2008, between IA Global, Inc.
         and Paper.com LLC (24)

10.55    Unsecured Corporate Bond, dated February 15, 2008, by and between
         Global Hotline, Inc. and Mitsubishi UFJ Bank Co Ltd. (English
         translation) (34)

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
         (34)

10.65    Loan Agreement, dated December 27, 2007, by and between Global Hotline,
         Inc and Mizuho Bank Co Ltd. (English translation) (34)

10.66    Loan Plan, dated December 27, 2007, by and between Global Hotline, Inc and Mizuho Bank Co Ltd. (English translation) (34)

10.67    Call Center Usage Facility Agreement, dated January 10, 2008, by and between IA Partners Co Ltd and OMC Card, Inc. (English translation)
         (34)

10.68    Basic Agreement, dated January 10, 2008, by and between Inforidge Co
         Ltd and OMC Card, Inc. (English translation) (34)

10.69    Share Exchange Agreement, dated April 10, 2008, by and between IA
         Global, Inc. and P. Scott Valley and John Engel. (35)

10.70    Services Agreement, dated April 10, 2008, by and between IA Global,
         Inc. and IA Global, Inc. and Paper.com LLC. (35)

10.71    Working Capital Loan Amendment, dated January 22, 2008, by and between
         Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (37)

10.72    Request For Loan With Draft Loan (Change), dated January 22, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English
         translation) (37)

10.73    Binding Term Sheet, dated January 30, 2008, between IA Global, Inc. and
         Asia Premier Executive Business Suites, Inc. (38)

10.74    Working Capital Loan Amendment, dated January 31, 2008, by and between
         Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (37)

10.75    Binding Term Sheet, dated February 11, 2008, between IA Global, Inc.
         and Paper.com LLC (39)

10.76    Unsecured Corporate Bond, dated February 15, 2008, by and between
         Global Hotline, Inc. and Mitsubishi UFJ Bank Co Ltd. (English
         translation) (37)

10.77    Amendment Agreement, dated February 22, 2008, by and between IA Global,
         Inc. and LINC Media, Inc. (40)

10.78    Amendment Agreement, dated March 12, 2008, by and between IA Global,
         Inc. and LINC Media, Inc. (41)

10.79    Working Capital Loan Amendment, dated February 29, 2008, by and between
         Global Hotline, Inc. and Mitsui Sumitomo Co Ltd. (English translation)
         (37)

10.80    Amendment to Binding Term Sheet dated April 16, 2008, by and between IA
         Global, Inc. and the sellers of Asia Premier Business Suites, Inc. (43)

10.81    Amendment Agreement, dated April 25, 2008, by and between IA Global,
         Inc. and Esprit Co Ltd. (44)

10.82    Request For Use of Overdraft Facility dated April 30, 2008, by and between Global Hotline, Inc. and Mitsui Sumitomo Banking Corporation
         (English translation) (44)

10.83    Deed of Variation, dated April 24, 2008, by and between IA Global, Inc.
         and Frontier Mortgages Pty Ltd. (44)

10.84    Request For Loan With Draft Loan (Change), dated April 24, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English
         translation) (36)

10.84    Subscription Agreement, dated April 24, 2008, by and between IA Global,
         Inc. and Michael Ning. (36)

10.85    Subscription Agreement, dated May 8, 2008, by and between IA Global,
         Inc. and Michael Ning. (36)

10.86    Form of Warrant, dated May 8, 2008, by and between IA Global, Inc. and
         Michael Ning. (36)

10.87    Form of Warrant, dated May 8, 2008, by and between IA Global, Inc. and
         Michael Ning. (36)

10.88    Restricted Stock Agreement, dated April 27, 2008, by and between IA
         Global, Inc. and Mark Scott. (36) *

10.89    Restricted Stock Agreement, dated May 16, 2008, by and between IA
         Global, Inc. and Derek Schneideman. (1) *

10.90    CEO Compensation/Bonus Package, dated May 16, 2008, by and between IA
         Global, Inc. and Derek Schneideman. (45) *

10.91    Share Exchange Agreement, dated May 27, 2008, by and between IA Global,
         Inc. and Asia Premier Executive Suites, Inc., Jonathan Miller and Renee
         Rilloraza. (46)

10.92    Notes Payable for $100,000, dated May 27, 2008, by and between IA
         Global, Inc. and Jonathan Miller and Renee Rilloraza. (46)

10.93    Notes Payable for $131,000, dated May 27, 2008, by and between IA
         Global, Inc. and Jonathan Miller and Renee Rilloraza. (46)

10.94    Notes Payable for $37,000, dated May 27, 2008, by and between IA
         Global, Inc. and Jonathan Miller and Renee Rilloraza. (46)

10.95    Share Exchange Agreement, dated June 3, 2008, by and between IA Global,
         Inc. and Taicom Securities Co Ltd. (47)

10.96    CFO Compensation/Bonus Package, dated May 16, 2008, by and between IA
         Global, Inc. and Mark Scott. (45) *

10.97    Loan Agreement, dated June 4, 2008, by and between Global Hotline, Inc and Mizuho Bank Co Ltd. (English translation) (1)

10.98    Request For Loan With Draft Loan (Change), dated June 19, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English
         translation) (1)

21.1     Subsidiaries of the Registrant (1)

23.1     Consent of Sherb and Co LLP (1)

31.1     Section 302 Certifications. (1)

31.2     Section 302 Certifications. (1)

32.1     Section 902 Certifications. (1)

32.2     Section 902 Certifications. (1)

99.1     Audit Committee Charter dated June 8, 2008. (33)

99.2     Compensation Committee Charter dated June 8, 2008. (33)

99.3     Nominations and Governance Committee Charter dated June 8, 2008. (33)

99.4     Merger and Acquisition Committee Charter dated June 8, 2008. (33)
__________________

*  Indicates management contract or compensatory plan.

+  Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule
   406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

                                       35

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

(13)  Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated
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

(32)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      March 12, 2008, and filed on March 14, 2008, and incorporated herein by reference.

(33)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June
      8, 2008 and filed on June 10, 2008, and incorporated herein by reference.

(34)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and filed on April 15, 2008 and incorporated herein by reference.

(35)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 10, 2008 and filed on April 14, 2008, and incorporated herein by reference.

(36)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 2008 and filed May 15, 2008, and incorporated herein by reference.

(37)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the
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
      by reference.

(40)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      February 22, 2008, and filed on March 4, 2008, and incorporated herein by reference.

(41)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      March 12, 2008, and filed on March 14, 2008, and incorporated herein by reference.

(42)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 10, 2008 and filed on April 14, 2008, and incorporated herein by reference.

(43)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 16, 2008 and filed on April 18, 2008, and incorporated herein by reference.

(44)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 24, 2008 and filed on April 30, 2008, and incorporated herein by reference.

(45)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May
      16, 2008 and filed on May 20, 2008, and incorporated herein by reference.

(46)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May
      27, 2008 and filed on June 2, 2008, and incorporated herein by reference.

(47)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June
      3, 2008 and filed on June 5, 2008, and incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Directors
IA Global, Inc.

We have audited the accompanying consolidated balance sheets of IA Global, Inc.
as of March 31, 2008 and December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended March 31, 2008 and December 31, 2007, 2006 and 2005.
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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IA Global, Inc. as of March 31, 2008 and December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended March 31, 2008 and December
31, 2007, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

                                        /s/ Sherb & Co., LLP
                                        Certified Public Accountants
New York, New York
July 14, 2008

                                       F-1

                                                     IA GLOBAL, INC. AND SUBSIDIARIES
                                                       CONSOLIDATED BALANCE SHEETS

                                                                                                                    December 31,
                                                                                              March 31,     ----------------------------
                                                                                                2008            2007            2006
                                                                                            ------------    ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ............................................................   $  1,626,862    $  2,034,130    $  4,172,889
   Marketable securities ................................................................              -               -         250,638
   Accounts receivable, net of allowance of $674,886, $634,245 and $310,741, respectively     12,746,290       8,106,073       5,016,328
   Prepaid expenses .....................................................................      1,967,164         979,436         523,733
   Notes receivable .....................................................................      1,484,519       1,070,058         409,565
   Other current assets .................................................................        462,709         274,217         202,716
   Deferred taxes - foreign .............................................................      1,477,580       2,738,624               -
                                                                                            ------------    ------------    ------------
      Total current assets ..............................................................     19,765,124      15,202,538      10,575,869

EQUIPMENT, NET ..........................................................................      2,431,954       1,677,287         408,544

OTHER ASSETS
   Intangible assets, net ...............................................................        331,129         728,481       2,317,889
   Equity investment in Australia Secured Financial Limited .............................      6,930,355       7,024,616       7,146,386
   Equity investment in GPlus Media Co Ltd ..............................................      1,380,386       1,372,804               -
   Equity investment in Slate Consulting Co Ltd .........................................      1,396,481       1,413,659               -
   Other assets .........................................................................      2,704,752       2,502,240       1,190,820
                                                                                            ------------    ------------    ------------

                                                                                            $ 34,940,181    $ 29,921,625    $ 21,639,508
                                                                                            ============    ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable - trade .............................................................   $    197,943    $    253,054    $    104,573
   Accrued liabilities ..................................................................      7,851,636       4,911,241       2,477,509
   Consumption taxes received ...........................................................        460,067          15,085         264,514
   Income taxes payable- foreign ........................................................              -               -         416,724
   Note payable - current portion of long term debt .....................................     10,510,655      10,298,089       3,058,229
   Deferred revenue .....................................................................              -               -       1,297,046
                                                                                            ------------    ------------    ------------
      Total current liabilities .........................................................     19,020,301      15,477,469       7,618,595
                                                                                            ------------    ------------    ------------

LONG TERM  LIABILITIES:
   Long term debt .......................................................................      8,593,594       7,368,193       1,637,076
   Convertible debentures ...............................................................      2,195,833       2,191,667       3,125,000
                                                                                            ------------    ------------    ------------
                                                                                              10,789,427       9,559,860       4,762,076
                                                                                            ------------    ------------    ------------
STOCKHOLDER'S EQUITY:
   Series A-1 Convertible Preferred Stock, $10,000 par value, -0-, -0- and 4,375
      authorized, issued and outstanding, (liquidation value $7,000) ....................              -               -       7,000,000
   Preferred stock, $.01 par value, 5,000 authorized, none outstanding ..................              -               -               -
   Common stock, $.01 par value, 300,000,000 shares authorized,
      165,303,543, 164,883,751 and 109,165,157 issued and outstanding, respectively .....      1,653,035       1,648,837       1,091,651
   Additional paid in capital ...........................................................     43,882,701      43,713,399      32,835,714
   Accumulated deficit ..................................................................    (39,330,512)    (39,690,877)    (31,431,914)
   Accumulated other comprehensive loss .................................................       (821,864)       (534,156)       (186,614)
                                                                                            ------------    ------------    ------------
                                                                                               5,383,360       5,137,203       9,308,837
   Less common stock in treasury, at cost ...............................................       (252,907)       (252,907)        (50,000)
                                                                                            ------------    ------------    ------------
      Total stockholder's equity ........................................................      5,130,453       4,884,296       9,258,837
                                                                                            ------------    ------------    ------------

                                                                                            $ 34,940,181    $ 29,921,625    $ 21,639,508
                                                                                            ============    ============    ============

                                             See notes to consolidated financial statements.

                                                                   F-2

                                                                 IA GLOBAL, INC. AND SUBSIDIARIES
                                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three Months Ended March 31,                 Years Ended December 31,
                                                                                ------------------------------    -----------------------------------------------
                                                                                     2008             2007            2007              2006            2005
                                                                                -------------    -------------    -------------    -------------    -------------
                                                                                                  (unaudited)

REVENUE .....................................................................   $  16,048,904    $   6,492,723    $  29,136,435    $  19,139,004    $  15,744,666

COST OF SALES ...............................................................       2,949,833          996,120        8,024,085        2,894,727        5,571,090
                                                                                -------------    -------------    -------------    -------------    -------------

GROSS PROFIT ................................................................      13,099,071        5,496,603       21,112,350       16,244,277       10,173,576

Selling, general and administrative expenses ................................      11,063,815        5,909,818       30,690,192       19,066,699        9,683,106
                                                                                -------------    -------------    -------------    -------------    -------------

OPERATING INCOME (LOSS) .....................................................       2,035,256         (413,215)      (9,577,842)      (2,822,422)         490,470
                                                                                -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
   Interest income ..........................................................          39,418           20,583           37,259           92,307           52,460
   Interest expense and amortization of beneficial  conversion feature ......        (337,368)        (195,738)        (975,336)        (850,873)        (389,850)
   Other income .............................................................          86,375           (1,326)         603,119          178,640          120,750
   (Loss) gain on equity investment in Australia Secured Financial Limited ..         (94,261)          13,589         (119,562)          69,540                -
   Gain on equity investment in GPlus Media Co Ltd ..........................           7,582                -           12,804                -                -
   Loss on equity investment in Slate Consulting Co Ltd .....................         (17,178)               -          (26,341)               -                -
   Conversion of debenture expense ..........................................               -                -         (120,046)               -                -
   Foreign currency transaction adjustment ..................................          (1,861)               -           11,381         (129,448)        (134,554)
                                                                                -------------    -------------    -------------    -------------    -------------
      Total other expense ...................................................        (317,293)        (162,892)        (576,722)        (639,834)        (351,194)
                                                                                -------------    -------------    -------------    -------------    -------------

PROFIT (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ................       1,717,963         (576,107)     (10,154,564)      (3,462,256)         139,276

Income taxes - provision (benefit) ..........................................       1,357,598          268,043       (2,005,601)         515,000          825,000
                                                                                -------------    -------------    -------------    -------------    -------------

NET PROFIT (LOSS) FROM CONTINUING OPERATIONS ................................         360,365         (844,150)      (8,148,963)      (3,977,256)        (685,724)

DISCONTINUED OPERATIONS
   Loss (gain) from disposal of discontinued operations .....................               -                -         (110,000)         463,375          307,885
   Gain (loss) from discontinued operations .................................               -                -                -           76,054       (1,393,531)
   Loss on impairment of note receivable from sale of discontinued operations               -                -                -         (331,917)        (300,000)
                                                                                -------------    -------------    -------------    -------------    -------------
      Total (loss) / gain from discontinued operations ......................               -                -         (110,000)         207,512       (1,385,646)
                                                                                -------------    -------------    -------------    -------------    -------------

NET PROFIT (LOSS) ...........................................................   $     360,365    $    (844,150)   $  (8,258,963)   $  (3,769,744)   $  (2,071,370)
                                                                                =============    =============    =============    =============    =============

Basic and diluted profit (loss) per share of common-
   Basic profit (loss) per share from continuing operations .................   $           -    $       (0.01)   $       (0.05)   $       (0.04)   $       (0.01)
   Basic profit (loss) per share from discontinued operations ...............               -                -                -                -            (0.02)
                                                                                -------------    -------------    -------------    -------------    -------------
   Total basic profit (loss) per share ......................................   $           -    $       (0.01)   $       (0.05)   $       (0.04)   $       (0.02)
                                                                                =============    =============    =============    =============    =============

   Diluted profit (loss) per share from continuing operations ...............   $           -    $           *    $           *    $           *    $           *
   Diluted profit (loss) per share from discontinued operations .............               -                *                *                *                *
                                                                                -------------    -------------    -------------    -------------    -------------
   Total diluted profit (loss) per share ....................................   $           -    $           *    $           *    $           *    $           *
                                                                                =============    =============    =============    =============    =============

   Weighted average shares of common stock outstanding- basic ...............     164,980,626      133,470,713      151,229,245      107,718,970       90,496,230
   Weighted average shares of common stock outstanding- diluted .............     167,481,049                *                *                *                *

    * Diluted calculation is not presented as it is anti-dilutive.

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

                                                                                F-3

                                                                    IA GLOBAL, INC. AND SUBSIDIARIES
                                                            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                                                                                                Accumulated
                                                                                                                                   Other
                                              Preferred Stock              Common Stock           Additional                   Comprehensive                  Total
                                         ------------------------   --------------------------     Paid in      Accumulated        Income     Treasury    Stockholder's
                                           Shares        Amount        Shares         Amount       Capital        Deficit          (Loss)       Stock         Equity
                                         ----------   -----------   ------------   -----------   ------------   ------------   -------------  ---------   -------------

Balance as of December 31, 2004 .......       1,158   $        12     82,400,181   $   824,001   $ 28,785,839   $(25,590,820)  $    165,121   $ (50,000)  $  4,134,153

   Common stock issued for Global
     Hotline, Inc. acquisition ........           -             -     15,000,000       150,000      2,947,500              -              -           -      3,097,500
   Proceeds from sale of common stock .           -             -        350,000         3,500         56,000              -              -           -         59,500
   Repurchase of Fan Club Entertainment
     Co Ltd stock .....................           -             -       (350,000)       (3,500)       (52,500)             -              -           -        (56,000)
   Beneficial conversion feature ......           -             -              -             -      1,250,000              -              -           -      1,250,000
   Stock issued for services ..........           -             -         25,000           250          5,750              -              -           -          6,000
   Other comprehensive loss ...........           -             -              -             -              -              -       (403,668)          -       (403,668)
   Net loss ...........................           -             -              -             -              -     (2,071,350)             -           -     (2,071,350)
                                         ----------   -----------   ------------   -----------   ------------   ------------   ------------   ---------   ------------
      Comprehensive loss ..............                                                                                                                     (2,475,018)
                                                                                                                                                          ------------

Balance as of December 31, 2005 .......       1,158            12     97,425,181       974,251     32,992,589    (27,662,170)      (238,547)    (50,000)     6,016,135

   Conversion of preferred stock to
     common stock .....................      (1,158)          (12)    11,580,000       115,800       (115,788)             -              -           -              -
   Conversion of note payable to common
     stock ............................           -             -       (840,024)       (8,400)      (233,094)             -              -           -       (241,494)
   Issuance of preferred stock for ASFL
     equity investment ................       4,375     7,000,000              -             -              -              -              -           -      7,000,000
   123R compensation expense ..........           -             -              -             -        122,007              -              -           -        122,007
   Exercise of stock options ..........           -             -      1,000,000        10,000         70,000              -              -           -         80,000
   Other comprehensive income .........           -             -              -             -              -              -         51,933           -         51,933
   Net loss ...........................           -             -              -             -              -     (3,769,744)             -           -     (3,769,744)
                                         ----------   -----------   ------------   -----------   ------------   ------------   ------------   ---------   ------------
      Comprehensive loss ..............                                                                                                                     (3,717,811)
                                                                                                                                                          ------------

Balance as of December 31, 2006 .......       4,375   $ 7,000,000    109,165,157     1,091,651     32,835,714    (31,431,914)      (186,614)    (50,000)     9,258,837

   Conversion of preferred stock to
     common stock .....................      (4,375)   (7,000,000)    43,750,000       437,500      6,562,500              -              -           -              -
   123R compensation expense ..........           -             -              -             -        174,514              -              -           -        174,514
   Exercise of stock options ..........           -             -        434,166         4,342         83,575              -              -           -         87,917
   Proceeds from sale of common stock .           -             -      1,189,703        11,896        367,981              -              -           -        379,877
   Equity investment in GPLus Media Co
     Ltd for common stock .............           -             -      3,885,713        38,857      1,321,143              -              -           -      1,360,000
   Equity investment in Slate
     Consulting Co Ltd for common stock           -             -      3,600,000        36,000      1,404,000              -              -           -      1,440,000
   Conversion of debentures to common
     stock ............................           -             -      4,885,367        48,854      1,485,241              -              -           -      1,534,095
   Repurchase of common stock .........           -             -     (2,026,355)      (20,263)      (521,269)             -              -    (202,907)      (744,439)
   Other comprehensive income .........           -             -              -             -              -              -       (347,542)          -       (347,542)
   Net loss ...........................           -             -              -             -              -     (8,258,963)             -           -     (8,258,963)
                                         ----------   -----------   ------------   -----------   ------------   ------------   ------------   ---------   ------------
      Comprehensive loss ..............                                                                                                                     (8,606,505)
                                                                                                                                                          ------------

Balance as of December 31, 2007 .......           -             -    164,883,751     1,648,837     43,713,399    (39,690,877)      (534,156)   (252,907)     4,884,296

   123R compensation expense ..........           -             -              -             -         60,000              -              -           -         60,000
   Exercise of stock options ..........           -             -         86,458           865         12,635              -              -           -         13,500
   Conversion of debentures to common
     stock ............................           -             -        333,334         3,333         96,667              -              -           -        100,000
   Repurchase of common stock .........           -             -              -             -              -              -              -           -              -
   Other comprehensive income .........           -             -              -             -              -        360,365       (287,708)          -         72,657
   Net loss ...........................           -             -              -             -              -              -              -           -              -
                                         ----------   -----------   ------------   -----------   ------------   ------------   ------------   ---------   ------------
                                                                                                                                                                72,657
                                                                                                                                                          ------------

Balance as of March 31, 2008 ..........           -   $         -    165,303,543   $ 1,653,035   $ 43,882,701   $(39,330,512)  $   (821,864)  $(252,907)  $  5,130,453
                                         ==========   ===========   ============   ===========   ============   ============   ============   =========   ============

                                                            See notes to consolidated financial statements.

                                                                                  F-4

                                                               IA GLOBAL, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                                 March 31,                   Years Ended December 31,
                                                                                        -------------------------   -----------------------------------------
                                                                                            2008          2007          2007           2006          2005
                                                                                        -----------   -----------   ------------   ------------   -----------
                                                                                                      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................................  $   360,365   $  (844,150)  $ (8,258,963)  $ (3,769,744)  $(2,071,350)
   Adjustments to reconcile net income (loss) to net cash used in operating activities
      Depreciation and amortization ..................................................      588,571       450,733      1,758,524      1,979,875     1,191,225
      Amortization of beneficial conversion feature ..................................      104,166       104,167        416,667        416,667       208,332
      Amortization of financing cost .................................................            -             -              -              -        44,444
      Stock based compensation .......................................................       60,000        44,029        174,514        122,007             -
      Common stock issued for services ...............................................            -             -              -              -         6,000
      Loss (gain) on equity investments ..............................................      103,857       (13,589)       135,307        (69,540)            -
      Settlement of convertible debt into equity .....................................            -             -        120,047              -             -
      Unrealized gain on marketable securities .......................................            -        (3,129)             -              -             -
      Impairment of notes receivable for sale of discontinued operations .............            -             -              -        331,917             -
   Changes in operating assets and liabilities:
      Accounts receivable ............................................................   (4,640,217)     (530,479)    (3,089,745)    (4,406,108)    1,215,499
      Notes receivable ...............................................................     (414,461)      409,565       (660,493)      (247,568)       76,699
      Prepaid expenses ...............................................................     (987,728)     (134,582)      (455,703)       (93,399)       20,665
      Other current assets ...........................................................     (188,492)     (174,772)       (71,501)       (12,933)       33,584
      Deferred taxes - foreign .......................................................    1,261,044             -     (2,738,624)             -             -
      Other assets ...................................................................     (202,512)      (16,472)    (1,311,420)      (454,961)     (243,093)
      Accounts payable - trade .......................................................      (55,111)      328,977        148,481       (391,875)      360,269
      Accrued liabilities ............................................................    2,940,395       690,194      2,747,780        (49,649)       71,055
      Net consumption tax payable ....................................................      444,982        22,757       (249,429)      (115,443)      257,923
      Income taxes payable - foreign .................................................            -       345,260       (416,724)       163,604       825,000
      Deferred revenue ...............................................................            -      (777,010)    (1,297,046)    (2,292,486)     (606,961)
                                                                                        -----------   -----------   ------------   ------------   -----------
      Net cash used in (provided by) continuing operations ...........................     (625,141)      (98,501)   (13,048,328)    (8,889,636)    1,389,291
      (Gain) loss from discontinued operations .......................................            -             -              -       (539,429)    1,246,583
      Net cash used in discontinued operations .......................................            -             -              -       (854,895)   (1,620,497)
      Net cash used in discontinued operations from debt .............................            -             -              -              -    (6,169,717)
      Net decrease in assets of discontinued operations ..............................            -             -              -     12,606,044     1,164,035
      Net (decrease) increase in liabilities of discontinued operations ..............            -             -              -    (11,939,787)    1,017,092
                                                                                        -----------   -----------   ------------   ------------   -----------
NET CASH USED IN OPERATING ACTIVITIES ................................................     (625,141)      (98,501)   (13,048,328)    (9,617,703)   (2,973,213)
                                                                                        -----------   -----------   ------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................................     (945,886)      (37,333)    (1,437,859)      (221,656)     (367,476)
   Sale of marketable securities .....................................................            -             -        250,638              -             -
   Acquisition of investment in Australian Secured Financial Limited .................            -      (125,000)      (250,000)             -             -
   Repayment of loan receivable from affiliate of controlling shareholder group ......            -             -              -      3,394,000     2,242,475
   Proceeds from sale of Rex Tokyo Co, Ltd. ..........................................            -             -              -      1,300,000             -
   Cash portion used in acquisition of Investment - Australian Secured
     Financial Limited ...............................................................            -             -              -       (250,000)            -
   Purchase of marketable securities .................................................            -             -              -       (250,638)            -
   Capital expenditures from discontinued operations .................................            -             -              -              -       (51,912)
   Repayment of loan receivable from QUIKCAT Australia Pty Ltd .......................            -             -              -              -       150,000
   Proceeds from sale of QUIKCAT business unit and note receivable ...................            -             -              -              -       200,000
   Proceeds from sale of Fan Club Entertainment Co Ltd ...............................            -             -              -              -       185,000
   Repayment of loan receivable from sale of Fan Club Entertainment Co Ltd ...........            -             -              -              -       445,680
   Loan to affiliate of controlling shareholder group ................................            -             -              -              -    (5,672,994)
   Cash from Global Hotline, Inc. on date of acquisition .............................            -             -              -              -     1,240,037
                                                                                        -----------   -----------   ------------   ------------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES: .................................     (945,886)     (162,333)    (1,437,221)     3,971,706    (1,629,190)
                                                                                        -----------   -----------   ------------   ------------   -----------

                                                                          (continued)
                                                                             F-5A

                                                               IA GLOBAL, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           (continued)

                                                                                            Three Months Ended
                                                                                                 March 31,                   Years Ended December 31,
                                                                                        -------------------------   -----------------------------------------
                                                                                            2008          2007          2007           2006          2005
                                                                                        -----------   -----------   ------------   ------------   -----------
                                                                                                      (unaudited)
CASH FROM FINANCING ACTIVITIES:
   Proceeds from debt ................................................................    1,507,099             -     17,153,095      9,276,671             -
   Repayments of debt ................................................................      (69,132)      (44,489)    (4,182,116)    (4,581,366)     (593,662)
   Proceeds from exercise of options .................................................       13,500             -         87,917              -             -
   Proceeds from sale of common stock ................................................            -             -        379,877         80,000        59,500
   Purchase of common shares for Treasury ............................................            -             -       (744,439)             -             -
   Proceeds from cash dividend from investment in Australia Secured
     Financial Limited ...............................................................            -             -              -        425,666             -
   Proceeds from issuance of convertible debentures ..................................            -             -              -              -     3,483,000
   Proceeds from long term debt- discontinued operations .............................            -             -              -              -     7,572,100
   Repayment of long term debt- discontinued operations ..............................            -             -              -              -      (674,954)
   Repayment of long term debt- discontinued operations- related party ...............            -             -              -              -      (727,429)
                                                                                        -----------   -----------   ------------   ------------   -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..................................    1,451,467       (44,489)    12,694,334      5,200,971     9,118,555
                                                                                        -----------   -----------   ------------   ------------   -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .................................     (119,560)     (305,323)    (1,791,215)      (445,026)    4,516,152

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................................     (287,708)       40,620       (347,542)       156,929      (414,340)

CASH AND CASH EQUIVALENTS, beginning of period .......................................    2,034,130     4,172,889      4,172,889      4,460,986       359,174
                                                                                        -----------   -----------   ------------   ------------   -----------

CASH AND CASH EQUIVALENTS, end of period .............................................  $ 1,626,862   $ 3,908,186   $  2,034,132   $  4,172,889   $ 4,460,986
                                                                                        ===========   ===========   ============   ============   ===========

Supplemental disclosures of cash flow information:
   Interest paid .....................................................................  $   228,269   $    18,340   $    222,358   $     67,563   $    17,447
   Taxes paid ........................................................................            -             -      1,004,406        233,528         2,504

Non-cash investing and financing activities:
   Conversion of debentures into common stock ........................................  $   100,000  $          -   $          -   $              $         -
   Conversion of Series A-1 Preferred Stock into common stock ........................            -     7,000,000      7,000,000              -             -
   Equity investment in Slate Consulting Co Ltd for common stock .....................            -             -      1,440,000              -             -
   Equity investment in GPlus Media Co Ltd for common stock ..........................            -             -      1,360,000              -             -
   Conversion of debentures and accrued interest into common stock ...................            -             -      1,414,048              -             -
   Common stock surrendered to company in payment of note receivable .................            -             -              -        241,494             -
   Conversion of Series B Preferred stock into common stock ..........................            -             -              -        115,800             -
   Adjustment of intangible asset due to recognition of tax asset related to NOL
     carryforward from acquisition of Global Hotline, Inc. ...........................            -             -              -        486,870             -
   Issuance of Series A-1 Preferred stock for equity investment in Australian
     Secured Financial Limited .......................................................            -             -              -      7,000,000             -
   Common stock issued for Global Hotline, Inc. ......................................            -             -              -              -     3,097,500
   Beneficial conversion feature recognized with issuance of convertible debentures ..            -             -              -              -     1,250,000
   Issuance of loan receivable for sale of Fan Club Entertainment Co Ltd .............            -             -              -              -       755,000
   Issuance of loan receivable for sale of QUIKCAT business unit .....................            -             -              -              -       200,000

                                                        See notes to consolidated financial statements.

                                                                             F-5B

                        IA GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS

THE COMPANY AND OUR BUSINESS

         IA Global, Inc. ("IA Global") is a broadly based services company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. The company's mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         To realize this plan, the company is actively expanding investments in the business process outsourcing (which includes human resources elements necessary to recruit and train the very large numbers of people), B2B and financial services sectors. These sectors demonstrate long-term growth prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, we are expanding our reach to encompass, the
Philippines, Hong Kong/China, Singapore, and India and the outstanding growth opportunities and synergies these Markets present.

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
contracts with major corporations.

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of March 31, 2008, Global Hotline employed 839 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift Resources, LLC on April
10, 2008 and Asia Premier Executive Suites, Inc. on May 27, 2008, multi-service call center operations that have now been merged into a single company named
Global Hotline Philippines Inc.

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

FINANCIAL SERVICES

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

         In Japan, the company has a 20% stake in Taicom Securities Co Ltd
("Taicom"), a Japanese securities firm. Taicom is a financial services Company in Japan providing a broad range of value-added financial services and competitive products. These currently include the brokerage of Japanese commodities, derivative options, foreign currency, equities and investment trusts as well as the offering of investment consulting services to diversified clients such as individuals and corporations. Taicom offers creative solutions that meet the sophisticated trading needs of its online and offline clients, who utilize Taicom's cutting-edge proprietary trading platform called TradePro, as well as its broad news and information gathering network.

         Taicom is a member of the Osaka Stock Exchange, the Tokyo Commodity
Exchange, the Tokyo Grain Exchange and the Chubu (Central Japan) Commodity
Exchange. Taicom is headquartered in Tokyo and in Osaka and has three branch offices in Japan.

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

Unaudited Financial Statements

         The accompanying unaudited consolidated financial statements of IA
Global and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the period ended
March 31, 2007 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's annual report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission ("SEC") on April 15, 2008.

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

REVENUE RECOGNITION - Global Hotline's revenue is derived from its multiple call centers undertaking the telemarketing of telecommunications products and services, and a range of insurance products and services in Japan. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured.
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

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended March 31, 2008 the years ended December 31, 2007, 2006 and 2005.

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

STOCK BASED COMPENSATION - Effective January 1, 2006, the company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of SFAS 123R as interpreted by SEC Staff Accounting Bulletin No. 107. The company adopted the related to stock-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
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

                               For the Three Months      For the Years ended December 31,
                                  Ended March 31,        --------------------------------
                                2008         2007         2007         2006         2005
                               ------       ------       ------       ------       ------
                                         (Unaudited)
Risk free interest rate .       3.73%        4.65%        5.39%        4.96%        4.05%
Expected life ...........      8 yrs.       8 yrs.       8 yrs.       8 yrs.       8 yrs.
Dividend rate ...........       0.00%        0.00%        0.00%        0.00%        0.00%
Expected volatility .....        122%         112%         111%         107%         155%

         The company recorded $60,000 and $44,029 of compensation expense, net of related tax effects, relative to stock options for the three months ended
March 31, 2008 and 2007, respectively in accordance with Financial Accounting
Standards No. 123-R, Share-Based Payment, ("SFAS 123R"). Net loss per share basic and diluted for this expense was approximately ($0.00).

         As of March 31, 2008, there is approximately $729,000 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. The company issued grants for 55,000 shares of common stock at an average exercise price of $.267 per share in the three months ended March 31, 2008. The grants were expensed immediately. There are
227,500 stock options outstanding for non-employees as of March 31, 2008 at an average exercise price of $.356 per share.

         Prior to January 1, 2006, the company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the company's consolidated statements of operations when the exercise price of the company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. The total value of all options granted to employees and directors of the company in the year ended December 31,
2007 was approximately $425,000. Under SFAS 123R, the company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of March 31, 2008, there are 5.5 million options with a weighted average exercise price of $0.29 and a weighted average remaining life of 9.15 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 3 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately
$756,000 in compensation expense remains unearned as of March 31, 2008.

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

         Previously, the company had the 1999 and 2000 stock option plans (the
"Plans"), in which the company granted stock options for shares of common stock to employees and directors. In accordance with the Plans, the stock options were granted at the fair market value of the common stock. The Plans provided that the options will have a life of up to ten years from the date of grant. The options granted under the Plans vested quarterly or annually over a period of three years. Certain options granted under the Plans vested over shorter periods. Under the Plans, the company may grant options for the purchase of up to 12,000,000 shares. A total of 1,530,000 shares of common stock have been purchased, through the exercise of options issued under the Plans, since the
Plans were implemented. Shares underlying options that expire, or are cancelled without delivery of shares, generally became available for future re-issuance under the Plans. No additional shares will be issued under the Plans.

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

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. The company issued grants for 172,500 shares of common stock at $.384 per share in the year ended December 31, 2007. The grants were expensed immediately. There are 172,500 stock options at $.384 per share outstanding as of December 31, 2007. There were no non-employee stock options outstanding as of December 31, 2006.

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 "Reporting
Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss)
before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The company recognizes deferred assets to the extent that management has determined their realization. As of March 31, 2008, December 31, 2007 and December 31, 2006
the company has a deferred tax asset of $1,477,580, $2,738,624, and $-0-, respectively, based on prior Japanese net operating losses that company management has determined is available to offset future taxable income.

                                     For the Three Months             For the Years ended December 31,
                                        Ended March 31,         --------------------------------------------
                                    2008            2007            2007            2006            2005
                                ------------    ------------    ------------    ------------    ------------
                                                 (Unaudited)
Income (loss) from operations
   before income taxes:
      US operations .........   $   (803,243)   $   (633,334)   $ (3,025,217)   $ (1,904,804)   $ (2,015,233)
      Japan operations ......      2,521,206        (210,816)     (7,156,347)     (1,557,452)      2,154,529
                                ------------    ------------    ------------    ------------    ------------
Total loss from operations
   before income taxes ......      1,727,963        (844,150)    (10,181,564)     (3,462,256)        139,296
Gain (loss) from discontinued
   operations ...............              -               -        (110,000         207,512       1,385,646
                                ------------    ------------    ------------    ------------    ------------
                                $  1,727,963    $   (844,150)   $ (8,258,963)   $ (3,254,744)   $  1,246,650
                                ============    ============    ============    ============    ============

         The following provision (benefits) for income taxes by geographic operations is as follows:

                                     For the Three Months             For the Years ended December 31,
                                        Ended March 31,         --------------------------------------------
                                    2008            2007            2007            2006            2005
                                ------------    ------------    ------------    ------------    ------------
                                                 (Unaudited)
US operations ...............   $          -    $          -    $          -    $          -    $          -
Japan operations ............      1,357,598         268,043      (2,005,601)        515,000         825,000
                                ------------    ------------    ------------    ------------    ------------
Total provision (benefit)
   for income taxes .........   $  1,357,598    $    268,043    $ (2,005,601)   $    515,000    $    825,000
                                ============    ============    ============    ============    ============

         The components of the (benefit)provision for income taxes by taxing jurisdiction as follows:

                                     For the Three Months             For the Years ended December 31,
                                        Ended March 31,         --------------------------------------------
                                    2008            2007            2007            2006            2005
                                ------------    ------------    ------------    ------------    ------------
                                                 (Unaudited)
US Federal, State and Local:
      Current ...............   $          -    $          -    $          -    $          -    $          -
      Deferred ..............   $          -    $          -    $          -    $          -    $          -
Japan
      Current ...............   $  1,357,598    $    268,043    $          -    $    515,000    $    825,000
      Deferred ..............   $          -    $          -    $ (2,005,601)   $          -    $          -

         A reconciliation of the company's effective tax rate to the statutory
US Federal tax rate is as follows:

                                     For the Three Months             For the Years ended December 31,
                                        Ended March 31,         --------------------------------------------
                                    2008            2007            2007            2006            2005
                                ------------    ------------    ------------    ------------    ------------
                                                 (Unaudited)
Statutory rate ..............          35.0%           35.0%           35.0%           35.0%           35.0%
Foreign tax differential ....           6.0%            6.0%            6.0%            6.0%            6.0%
State and Local .............           5.7%            5.7%            5.7%            5.7%            5.7%
                                ------------    ------------    ------------    ------------    ------------
Effective Rate ..............          46.7%           46.7%           46.7%           46.7%           46.7%
                                ============    ============    ============    ============    ============

         The effect of tax law changes on deferred tax assets and liabilities did not have a significant effect on the company's effective tax rate.

         The significant components of activities that gave rise to deferred tax assets that are recorded in the consolidated balance sheets were as follows:

                                                             December 31,
                                        March 31,     --------------------------
                                           2008           2007           2006
                                       -----------    -----------    -----------
Deferred Income Taxes ..............   $ 1,480,000    $ 2,700,000    $         -
Operating loss carry forwards ......     6,920,000      7,000,000      6,700,000
                                       -----------    -----------    -----------
Gross Deferred Tax Asset ...........     8,400,000      9,700,000      6,700,000
Less: Valuation Allowance ..........    (6,920,000)    (7,000,000)    (6,700,000)
                                       -----------    -----------    -----------
Deferred Tax Asset, net of Allowance   $ 1,480,000    $ 2,700,000    $         -
                                       ===========    ===========    ===========

         The valuation allowance at March 31, 2008, principally applies the net operating loss ("NOL") carry forwards that, in the opinion of management, are more likely than not to expire before the company can use them. Total Deferred
Taxes - foreign included approximately $1,477,000 in refundable taxes.

         For tax return purposes, the company has available NOL carry forwards of approximately $23.4 million which expire in various years through 2028, subject to any potential Section 382 of the Internal Revenue Code of 1986, as
amended (the "Code") due to ownership changes in IA Global and statutory
Japanese limitations. In general, an ownership change, as defined by Section
382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. IA Global has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If we have experienced a change of control at any time since company formation, utilization of our NOL credit carry forwards would be subject to an annual limitation under Section
382. Any limitation may result in expiration of a portion of the NOL credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

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

NET LOSS PER SHARE - The company has adopted SFAS No. 128, "Earnings per Share."
Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2008, there were options outstanding for the purchase of 9,126,042 common shares, convertible debentures convertible into
7,666,679 common shares and warrants for 62,243 shares of common stock which could potentially dilute future earnings per share. As of March 31, 2007, there were options outstanding for the purchase of 6,660,000 common shares and convertible debentures convertible into 12,500,018 common shares, which could potentially dilute future earnings per share.

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

Business Process Outsourcing ("BPO")

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

         Global Hotline was established on September 7, 2004, as an operator of major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global
Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

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

         On July 25, 2007, Global Hotline announced that it had closed an
Agreement with KDDI for the three month period ending September 30, 2007. Global
Hotline agreed to sell telephone products on behalf of KDDI and will be paid an hourly rate, with payment due in 30 days after the month billed. On October 12,
2007, January 17, 2008 and April 7, 2008, the company automatically renewed this contract through June 30, 2008. On June 23, 2008, the company renewed its
Agreements with KDDI for an additional three month period from July 1, 2008 to
September 30, 2008.

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
The Agency Contract was automatically renewed on April 14, 2007 and on April 8,
2008 through April 14, 2009. The Agency Contract may be cancelled under certain conditions.

         On May 10, 2006, IA Partners entered into an Agency Agreement with
AFLAC Co Ltd, a Japanese company ("AFLAC"). Pursuant to this Agency Agreement,
IA Partners agreed to sell insurance products starting on approximately June 1,
2006, on behalf of AFLAC, with sales commissions payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement is automatically renewed each year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement was automatically renewed on May 2, 2007 and May 1, 2008 through May 2, 2009. The Agency Agreement may be cancelled under certain conditions.

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

         On May 21, 2007, IA Partners entered into a Call Center Business
Service Agency Agreement with NTT, a Japanese company. IA Partners sells various internet and broadband products on behalf of NTT, with sales commissions payable from 30 days after confirmation by NTT. The Agency Agreement expires on May 20,
2008. The Agency Agreement can be terminated by either party upon ninety days notice. The Agency Agreement may be cancelled under certain conditions. To service this Agency Agreement, IA Partners opened a call center in Osaka, Japan.
Sales activities started in October 2007. The Agency Agreement was automatically renewed on May 19, 2008 through May 21, 2009.

         On August 15, 2007, Inforidge Co Ltd ("Inforidge"), a wholly owned subsidiary of Global Hotline received notice of a signed Agency Agreement
("Agency Agreement") with American Life Insurance Company, ("Alico"), a Japanese company which is a subsidiary of AIG. Pursuant to this Agency Agreement,
Inforidge agreed to sell insurance products starting on August 8, 2007 on behalf of Alico, with sales commissions payable from 30-120 days. The Agency Agreement expires on August 8, 2008, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice prior to the expiration date. The Agency Agreement may be cancelled under certain conditions.
The Agency Agreement was automatically renewed July 8, 2008 for the period and
August 8, 2008 through August 7, 2009.

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

         On January 7, 2008, Inforidge entered into a second Outbound
Telemarketing Agreement, effective as of November 30, 2007, with Alico. Pursuant to this agreement, Inforidge will receive payments for expanding telemarketing operations related to prior agreements with Alico. The Agreement expired on
March 31, 2008. On April 9, 2008, the Agreement was renewed for the period April
1, 2008 to June 30, 2008. On July 9, 2008, the Agreement was renewed for the period July 1, 2008 to September 30, 2008.

         On September 20, 2007, Inforidge received notice of a signed Agency
Agreement ("Agreement") with Ace Insurance Company Co Ltd, ("Ace"), a Japanese company. Pursuant to this Agreement, Inforidge agreed to sell medical insurance products on behalf of Ace, with sales commissions payable from 30-120 days. The
Agreement has no expiration date. The agreement may be cancelled under certain conditions.

         On January 10, 2008, IA Partners and Inforidge entered into Call Center
Facility Agreements ("Facility Agreements") with OMC Card, Inc., a Japanese company ("OMC"). Pursuant to these agreements, IA Partners and Inforidge agreed to rent facilities and equipment to OMC, with revenues payable in thirty days from the invoice date. The Facility Agreements expire on January 10, 2009, and is automatically renewable for an additional year unless it is terminated by either party upon ninety days notice prior to the expiration date. The Facility
Agreements may be cancelled under certain conditions.

         Global Hotline opened a fifth call center in Tokyo, Japan in late
August 2007 to support these new agreements with AIG. This new call center currently employs over 400 full and part-time employees. In addition, Global
Hotline opened a sixth call center in Osaka, Japan on October 1, 2007 to support the NTT contract. This new center currently employs over employ 300 full and part-time employees. The company incurred startup and training costs into three months ending December 31, 2007 on these call centers.

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
                                                                      ==========

GLOBAL HOTLINES PHILIPPINES INC. (Unaudited)

         In the Philippines, IA Global is the 100% owner of Asia Premier
Executive Suites Inc ("Asia Premier") and Shift Resources Inc. ("Shift"),
companies who have now been merged into a single BPO organization named Global
Hotline Philippines Inc.

         On May 27, 2008, the company acquired 100% of Asia Premier. Asia
Premier provides flexible in-bound and out-bound call center, lead generation, and co-location service solutions on a very competitive basis to international companies. Asia Premier facilities are equipped with a fully redundant, world-class internet and network facilities, are capable of handling 300 or more seats, has a 24-hour back-up so clients can be assured of a seamless service, consistent high-quality bandwidth and technical support 365 days a year.

         The transaction was structured as a share exchange in which IA Global issued 1,250,000 shares of its common stock at $.24 per share, the close price during the negotiations, totaling $300,000; plus three Notes Payable totaling
$268,000, which become due over the next nine months, and an earn-out capped at
$50,000 based on profitability of the Asia Premier business over the next nine months. The parties agreed to value the transaction at $618,000.

         On April 10, 2008, the company acquired the 100% acquisition of Shift.
Shift provides a range of in-bound and out-bound call centers, lead generation and customer service solutions for international companies across multiple time zones.

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

         For the three months ended March 31, 2008, the company recorded a gain on our investment in GPlus of $7,582 increasing our investment in GPlus. The investment in GPlus was valued at $1,380,386 as of March 31, 2008.

         For the period August 24, 2007 to December 31, 2007, the company recorded a gain on our investment in GPlus of $12,804 increasing our investment in GPlus. The investment in GPlus was $1,372,804 as of December 31, 2007.

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

         For the three months ended March 31, 2008, the company recorded a loss on our investment in Slate of $17,178 decreasing our investment in Slate. The investment in Slate was valued at $1,396,481 as of March 31, 2008.

         For the period August 24, 2007 to December 31, 2007, the company recorded a loss on our investment in Slate of $26,341 decreasing our investment in Slate. The investment in Slate was $1,413,659 as of December 31, 2007.

Financial Services Equity Investments

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

         For the year ended December 31, 2007, the company recorded a loss on our investment in ASFL of $119,562 decreasing our investment in ASFL. The investment in ASFL was $7,024,616 as of December 31, 2007.

         ASFL negotiated a bank line of credit to replace its debenture financing in the December 2007 quarter. This bank financing is expected to provide the necessary financing to support the growth and profitability of the business.

EQUITY INVESTMENT IN TAICOM SECURITIES CO LTD (Unaudited)

         On June 3, 2008, the company announced that it had closed a 20% equity investment in Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm.
This equity investment is an expansion of the financial services business of IA
Global.

         Taicom is a financial services company in Japan providing a broad range of value-added financial services and competitive products. These services currently include the brokerage of Japanese commodities, derivative options, foreign currency, equities and investment trusts as well as the offering of investment consulting services to diversified clients such as individuals and corporations. Taicom offers creative solutions that meet the sophisticated trading needs of its online and offline clients, who utilize Taicom's cutting-edge proprietary trading platform called TradePro, as well as its broad news and information gathering network.

         Taicom is a member of the Osaka Stock Exchange, the Tokyo Commodity
Exchange, the Tokyo Grain Exchange and the Chubu (Central Japan) Commodity
Exchange. Taicom is headquartered in Tokyo and in Osaka and has 3 branch offices in Japan.

         The transaction between the Company and Taicom was structured as a share exchange in which the Company issued 26,000,000 shares of its common stock at $.20 per share, the close price during the negotiations in exchange for
1,389,750 Class B Preferred Shares of Taicom. The parties agreed to value the transaction at $5,200,000.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the equity investments for the three months ended March 31, 2007 and for the years ended December 31, 2007 and 2006 were as follows:

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
                                                Pre-         Acquisition
                                            Acquisition     Operations of
                                           Operations of        Slate         For Forma
                           As Reported      GPlus Media      Consulting      Nine Months
                           Twelve Months     January 1-       January 1-        Ended
                           December 31,      August 23,       August 23,     September 30,
                               2007            2007 *           2007 *           2007
                           -------------   -------------    -------------    -------------
Revenue ...............    $ 29,136,435    $           -    $           -    $ 29,136,435
Loss (income) before
 extraordinary items ..      (8,256,963)   $           -           11,224      (8,245,739)
Net loss (income) .....      (8,256,963)   $         932                -      (8,256,031)
Loss per common share .           (0.05)               -                -           (0.05)

* - GPlus and Slate equity investments closed on August 24, 2007.

         The pro-forma financial data for the acquisitions for the year ended
December 31, 2006 were as follows:

Year Ended December 31, 2006 (Unaudited)

Twelve Months Ended December 31, 2006 (Unaudited)

                                                       Pre-
                                                   Acquisition
                                                    Operations
                                  As Reported        of ASFL        For Forma
                                   Year Ended      January 1 -      Year Ended
                                  December 31,     October 19,     December 31,
                                      2006            2006 *           2006
                                  ------------     ------------    ------------

Revenues .....................    $ 19,139,004     $          -    $ 19,139,004
Loss before
    extraordinary items ......      (3,769,744)         332,786      (3,436,958)
Net loss .....................      (3,769,744)         332,786      (3,436,958)
Loss per common share ........           (0.03)               -           (0.03)

* - ASFL equity investment closed on Occtober 19, 2008.

Twelve Months Ended December 31, 2005 (Unaudited)

                                                       Pre-
                                                    Acquisition
                                                    Operations
                                                     of Global
                                  As Reported         Hotline       For Forma
                                   Year Ended       January 1 -     Year Ended
                                  December 31,       June 15,      December 31,
                                      2005            2005 *           2005
                                  ------------     ------------    ------------

Revenues .....................    $ 15,744,686     $  5,109,288    $ 20,853,974
Loss before extraordinary items     (2,071,350)      (3,693,459)     (5,764,809)
Net loss .....................      (2,071,350)      (3,693,459)     (5,764,809)
Loss per common share ........           (0.02)               -           (0.06)

* - Global Hotline acquired on June 15, 2005

         There were no material, nonrecurring items included in the reported the pro-forma results.

SUMMARY OF DISCONTINUED OPERATIONS

Year ended December 31, 2007 discontinued operations are as follows:

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

         As of December 31, 2006, the company recorded a loss on the impairment of note receivable, and accrued interest of $331,917 from Ominira Networks LLC, a Delaware limited liability corporation ("Ominira"). This note receivable, originally for $620,000, was received on July 15, 2005 as part of the sale and discontinuance of IA Global Acquisition Co. and use of its intellectual property. The impairment is based on the lack of payments by Ominira to date and a decline in the value of the ICG shares held as collateral. Accordingly, the
ICG shares have not been recorded as an asset for purposes of note recovery. The entire note receivable and accrued interest of $11,917 have been written off as of December 31, 2006.

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

         On May 12, 2005, the company announced the sale of Fan Club to TK
Partners, Inc. ("TK Partners"), formerly Cyber Holdings Co Ltd. As part of this transaction, the company sold the 67% owned business for approximately $755,000 plus 350,000 shares of the company's common stock valued at $.16 per share. The total cash purchase price was paid with $185,000 at signing and a note that was due in monthly installments of approximately $65,000 from June 2005 through
January 2006. The note was unsecured and the company has received all payments under the note. The company decided to divest the Fan Club business because it was no longer core to its operations and the closing of new license sales were more difficult than the company expected. The company recorded a gain on sale of
$99,349 during the year ended December 31, 2005. From the operations of Fan
Club, the company realized a loss of $257,344 and a gain of $630, respectively, for the years ended December 31, 2005 and 2004.

         On August 16, 2005, Rex Tokyo our than 60.5% subsidiary, sold their 60%
interest in Timothy World to Inter Asset Japan Co Ltd ("IAJ"), a party affiliated with our majority shareholder. The sale was for 6,000,000 Yen or approximately $55,000 in cash at closing, plus the guarantee of a repayment of an inter-company loan owed by Timothy World to Rex Tokyo, now assumed by IAJ, in the amount of 97,867,000 Yen or approximately $866,000. This loan was to be repaid in installments starting in September 2005 through December 2007, but there were no repayments. This loan receivable was sold back to Rex Tokyo when the company divested of their 60.5% interest in Rex Tokyo on April 4, 2006. The company has no obligation to Rex Tokyo relating to Timothy World. Rex Tokyo, and accordingly the company, recorded a gain from disposal of a discontinued
operation of $146,949 from the disposal of Timothy World.

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
                                                     ===========   ============

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $12,746,290, $8,106,073 and $5,016,328 as of
March 31, 2008 and December 31, 2007 and 2006, respectively. The company had the following customers with sales in excess of 10%, and these are their respective percentages of consolidated revenue for the following periods:

                                           Three Months         Year Ended
                                          Ended March 31,      December 31,
                                              2008            2007     2006
                                          ---------------     ----     ----
         KDDI Network Solutions .......         17%            32%      29%
         Internet Service Partners/ NTT         18%            34%      44%
         AFLAC ........................          *             11%      12%
         AIG ..........................         30%            12%       *
         Softbank                               27%             *        *

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

NOTE 5.  PREPAID EXPENSES

         Prepaid expenses were $1,967,164, $979,436 and $523,733 as of March 31,
2008 and December 31, 2007 and 2006, respectively. These assets as of March 31,
2008 and December 31, 2007 included prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid hiring, rent and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $2,431,954, $1,677,287 and $408,544 as of March 31, 2008 and December 31, 2007 and 2006, respectively.
Accumulated depreciation was $1,131,248, $866,412 and $655,024 as of March 31,
2008 and December 31, 2007 and 2006, respectively. Total depreciation expense was $191,219, and $53,381 for the three months ended March 31, 2008 and 2007, respectively. Total depreciation expense was $211,388, $335,076 and $207,884 for the years ended December 31, 2007, 2006 and 2005, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

         Property and equipment is comprised of the following:

                                    Estimated         March 31,           December 31,
                                   Useful Lives         2008           2007          2006
                                  --------------    -----------    -----------    ----------
Equipment and vehicles .......    24 - 60 months    $ 2,559,954    $ 1,729,458    $  892,512
Leasehold Improvements .......    27 - 60 months      1,000,000        814,241       171,056
                                                    -----------    -----------    ----------
                                                      3,559,954      2,543,699     1,063,568
Less: accumulated depreciation                        (1,128,00)      (866,412)     (655,024)
                                                    -----------    -----------    ----------
                                                    $ 2,431,954    $ 1,677,287    $  408,544
                                                    ===========    ===========    ==========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of March 31, 2008 and December 31, 2007 and 2006 consisted of the following:

                                    March 31,           December 31,
                                      2008           2007           2006       Estimated Life
                                  -----------    -----------    -----------    --------------
Customer contracts ...........    $ 4,946,030    $ 4,946,030    $ 4,946,030       3 years
Less: accumulated amortization     (4,604,901)    (4,217,549)    (2,628,141)
                                  -----------    -----------    -----------
    Intangible assets, net ...    $   331,129    $   728,481    $ 2,317,889
                                  ===========    ===========    ===========

         Total amortization expense was $397,352 for the three months ended
March 31, 2008 and 2007. Total amortization expense was $1,589,408, $1,644,800 and $1,644,800 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

         The amortization of intangibles for fiscal year 2008 is expected to be
$728,481.

NOTE 8.  OTHER ASSETS

         Other assets were $2,704,752, $2,502,240 and $1,190,820 as of March 31,
2008 and December 31, 2007 and 2006, respectively. These assets as of March 31,
2008 and December 31, 2007 and 2006 included loans receivable from Tesco Co Ltd
("Tesco"), employee loans receivable and bonds related to Global Hotline's leased facilities.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $7,851,636, $4,911,241 and $2,477,509 as of
March 31, 2008 and December 31, 2007 and 2006, respectively. Such liabilities consisted the following:

                                                               December 31,
                                             March 31,   -----------------------
                                               2008         2007         2006
                                            ----------   ----------   ----------
Accrued salaries and payroll taxes ......   $2,239,185   $1,617,059   $1,050,101
Trade debt not in accounts payable ......    4,308,945    2,304,441      493,081
Accrued interest ........................      504,043      521,332      398,373
Other accrued expenses ..................      799,462      468,408      535,954
                                            ----------   ----------   ----------
                                            $7,851,636   $4,911,241   $2,477,509
                                            ==========   ==========   ==========

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
Interest of 3.0% is paid quarterly starting on June 19, 2007. On April 24, 2008,
IA Partners signed an amendment extending the due date to June 19, 2008. On June
19, 2008, IA Partners signed an amendment extending the term to July 31, 2008.

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
Mitsui Sumitomo Bank Co Ltd. The loan required a balloon payment of 300,000,000
Yen, or approximately $2,616,000 at current exchange rates, on November 30,
2007. Interest of 3.00% was to be paid on January 4, 2008. On November 27, 2007, the loan was amended, extending the due date to December 28, 2007. Subsequently,
Global Hotline signed amendments requiring monthly payments starting on March
31, 2008 of 25,000,000 Yen plus interest or approximately $235,000 at current exchange rates, with a final payment due on February 28, 2009.

         On September 28, 2007, IA Partners received a 30,000,000 Yen, or approximately $260,000 at current exchange rates, working capital loan from
Resona Bank Co. Ltd. The loan requires monthly payments of 2,500,000 Yen or approximately $22,000 at current exchange rates starting on October 31, 2007 with a final payment of 2,500,000 Yen or approximately $22,000 due on September
26, 2008. The loan provides for interest at 1.875% with interest payments starting on October 31, 2007.

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

         On June 4, 2008, Global Hotline signed a working capital loan agreement with Mizuho Bank Co Ltd for 270,000,000 Yen, or approximately $2,607,000, at the then current exchange rate. The loan requires principal monthly payments of
22,500,000 Yen, or approximately $217,000 at the then current exchange rate, plus interest of 2.375%, starting on July 5, 2008, with a final payment due on
June 5, 2009.

         On June 30, 2008, Global Hotline received a 30,000,000 Yen, or
Approximately $283,000 at current exchange rates working capital loan from
Mitsubishi UFJ Bank Co Ltd. The loan requires a balloon payment of 30,000,000
Yen, or approximately $283,000 at current exchange rates on December 30, 2008.
Interest of 2.375% is to be paid on December 30, 2008.

         On June 30, 2008, IA Partners received a 20,000,000 Yen, or approximately $189,000 at current exchange rates working capital loan from
Mitsubishi UFJ Bank Co Ltd. The loan requires a balloon payment of 20,000,000
Yen, or approximately $189,000 at current exchange rates on December 30, 2008.
Interest of 2.375% is to be paid on December 30, 2008.

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

         On April 24, 2008, the company entered into a Deed of Variation
Agreement ("Variation Agreement"), amending the terms of its working capital loan with Frontier. Pursuant to the Variation Agreement, the company repaid
$20,000, $200,000 and $300,000 on April 28, 2008, April 29, 2008 and May 12,
2008. The balance, including interest and a $25,000 extension fee, is being repaid at $20,000 per week starting July 15, 2008.

         On June 19, 2008, the company entered into a three year loan agreement, pursuant to which the company received a loan in the principal amount of
$695,750 at an interest rate of 11.75% per annum. The interest is payable quarterly starting October 2008. The company issued 5,500,000 shares of common stock which serves as collateral for the loan. In addition, the company paid a
5% funding fee for this loan and 13% in other fees.

         Future principal repayments for all long term debt as of March 31, 2008 is as follows:

         Years Ended March 31,
                 2009               $ 10,510,655
                 2010                  2,429,334
                 2011                  2,347,152
                 2012                  2,221,260
                 2013                  1,038,338
              Thereafter                 557,511
                                    ------------
                                    $ 19,104,249
                                    ============

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

                                          March 31,          December 31,
                                             2008          2007         2006
                                         -----------   -----------   ----------
Convertible debentures ................  $ 3,750,000   $ 3,750,000   $3,750,000
Beneficial conversion .................   (1,250,000)   (1,250,000)  (1,250,000)
                                         -----------   -----------   ----------
                                           2,500,000     2,500,000    2,500,000
Amortization of beneficial conversion .    1,145,833     1,041,667      625,000
Conversion of debentures ..............   (1,450,000)   (1,350,000)           0
                                         -----------   -----------   ----------
                                         $ 2,195,833   $ 2,191,667   $3,125,000
                                         ===========   ===========   ==========

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

         Since August 2007, a total of $1,050,000 of debentures were converted into 3,500,005 shares of common stock at the original conversion price of $.30 per share. On June 28, 2008, the company converted $2,300,000 of debentures by issuing 7,666,679 shares of common stock. In addition, the company expects to issue an additional 5,862,734 shares based on the June 23-27, 2008 average closing price of $.22 per share less 25% due to the resetting of the pricing for these outstanding debentures.

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

(1) Acquired on August 24, 2007.

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
2008.

NOTE 13. EQUITY TRANSACTIONS

         During the period subsequent to March 31, 2008, the following stockholder equity events occurred:

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

         On April 24, 2008 and May 8, 2008, the company sold 1,000,000 and
1,500,000, shares of our common stock, respectively, to Michael Ning for
$200,000 and $300,000, respectively, or $.20 per share. In connection with the purchase of the common stock, on May 8, 2008, the company issued warrants for a total of 5,000,000 shares of common stock to Mr. Ning. The warrants are exercisable at $.20 per share and expire on May 7, 2013. The company agreed to register the shares and warrants within two months after approval by AMEX. The shares of common stock were issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities
Act, and/or Regulation D promulgated under the Securities Act.

         On May 27, 2008, the company acquired 100% of Asia Premier. The transaction was structured as a share exchange in which IA Global issued
1,250,000 shares of its common stock at $.24 per share, the close price during the negotiations, totaling $300,000; plus three Notes Payable totaling $268,000, which become due over the next nine months, and an earn-out capped at $50,000 based on profitability of the Asia Premier business over the next nine months.
The parties agreed to value the transaction at $618,000.

         On June 3, 2008, the company announced that it had closed a 20% equity investment in Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm.
The transaction between the Company and Taicom was structured as a share exchange in which the Company issued 26,000,000 shares of its common stock at
$.20 per share, the close price during the negotiations in exchange for
1,389,750 Class B Preferred Shares of Taicom. The parties agreed to value the transaction at $5,200,000.

         On June 28, 2008, the company converted $2,300,000 of debentures by issuing 7,666,679 shares of common stock. In addition, the company expects to issue an additional 5,862,734 shares based on the June 23-27, 2008 average closing price of $.22 per share less 25% due to the resetting of the pricing for these outstanding debentures.

         On July 9, 2008, the company filed a registration statement on Form S-3 covering 33,112,422 shares, related to equity investments, acquisitions and service agreements.

         During the three months ended March 31, 2008, the following stockholder equity events occurred:

         On March 22, 2007, the company announced a stock repurchase program.
Starting on April 2, 2007, the company may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of March 31, 2008 and
December 31,2007, the company repurchased 2,654,255 shares in public and private transactions at an average price of $0.281 per share. The company reused
2,026,355 shares as part of our Slate equity investment at an average cost of
$.267 per share. The company owns 627,900 shares at an average cost of $.323 per share as of March 31, 2008. The shares are valued using the cost method of accounting for treasury stock.

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
Starting on April 2, 2007, the company will repurchase odd lots from stockholders who own fewer than 100 shares. The program was for thirty days and may be extended in 30 day increments. On May 2, 2007, the company extended this odd lot program until June 15, 2007. On June 15, 2007, this program expired and no shares were tendered under the program.

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

         On October 12, 2007, the company filed a registration statement on Form
S-8 covering 20,000,000 shares, related to the 2007 Plan.

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

         On March 10, 2006, Mr. Anan, President and Chief Executive Officer of
Global Hotline, agreed to repay a note receivable of 29,679,135 Yen or approximately $241,000 plus interest, by transferring 840,024 shares of IA
Global common stock to the company. The stock was valued at $.30 per share, the closing price of the common stock on March 9, 2006 and the shares were cancelled.

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

NOTE 14. STOCK INCENTIVE PLAN

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

         The following option activity occurred during the three months ended
March 31, 2008:

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

         On February 22, 2007, the compensation committee granted to Mr. John
Margerison, a Director, stock options to purchase 200,000 shares of common stock. The options were granted at the fair market price of $0.15 per share based on the adjusted closing price on February 21, 2007 and 110% of the intraday price on February 21, 2007, the last trading day before the compensation committee meeting. In accordance with the 2000 Stock Option Plan, the stock options vest quarterly over three years and expire on February 21,
2017. Subsequent to the grant of stock options, Mr. Margerison resigned from the board of directors on April 17, 2007 and forfeited the stock options on July 16,
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
Of these options granted, 42,500 were exercisable upon their date of grant. The remaining 130,000 granted, vest quarterly over three years from the date of grant. These options were value at $66,295, and were all expensed on the date of their grant. The company valued these options using a Black-Scholes valuation model with the following weighted assumptions: an expected average life of 8.48 years, a risk free interest rate of 5.30%, an expected volatility of 111.26%, and an expected dividend rate of 0.00%.

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
2006.

         During the year ended December 31, 2006, options that had been granted to employees of Rex Tokyo, a discontinued operation from our divestiture on
April 4, 2006, subsequently expired. Such expired options included (i) a grant of 30,000 stock options from February 7, 2005, at an exercise price of $.29, and
(ii) from a grant of 2,300,000 stock options from the year ended December 31,
2004, at exercise prices ranging from $0.26 to $0.34, a total of 2,270,000 were cancelled in the year ended December 31, 2006.

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

         During the year ended December 31, 2005, the company divested themselves of FCE and IA Global Acquisition, accordingly unexercised options granted to employees of these discontinued operations were cancelled in the year ended December 31, 2005 as well. Such expired options included i.) From a year ended December 31, 2004 grant of 1,000,000 stock options, at $0.30 per share to employees of FCE, a total of 600,000 were cancelled in the year ended December
31, 2005. ii.) From a year ended December 31, 2004 grant of 400,000 stock options, at $0.34 per share to employees of IA Acquisition, all 400,000 were cancelled in the year ended December 31, 2005.

         During the year ended December 31, 2005 a total of 30,000 stock options were cancelled, from a year ended December 31, 2004 grant of 2,300,000 options, at an exercise price $0.30 per share. These were granted to employees of Rex
Tokyo, which was discontinued on April 4, 2006.

         Stock option activity, for options granted under the 2007 Stock
Incentive Plans, for the three months ended March 31, 2008 and the years ended
December 31, 2007, 2006 and 2005 are summarized as follows:

Employee Stock Option Plan:
                                                         Weighted Average
                                           Options        Exercise Price
                                         ----------      ----------------
Outstanding as of December 31, 2004       7,700,000          $ 0.24
   Granted ........................       1,930,000            0.21
   Exercised ......................               -             -
   Forfeitures ....................      (2,030,000)          (0.26)
                                         ----------          ------
Outstanding as of December 31, 2005       7,600,000            0.22
   Granted ........................         900,000            0.16
   Exercised ......................      (1,000,000)          (0.08)
   Forfeitures ....................      (3,300,000)          (0.26)
                                         ----------          ------
Outstanding as of December 31, 2006       4,200,000            0.21
   Granted ........................       5,347,500            0.28
   Exercised ......................        (434,166)          (0.20)
   Forfeitures ....................      (1,055,834)          (0.21)
                                         ----------          ------
Outstanding as of December 31, 2007       8,057,500          $ 0.26
   Granted ........................       1,505,000            0.29
   Exercised ......................         (86,458)          (0.16)
   Forfeitures ....................        (350,000)          (0.34)
                                         ----------          ------
Outstanding as of March 31, 2008 ..       9,126,042          $ 0.26
                                         ==========          ======

Non - Employee Stock Option Plan:
                                                         Weighted Average
                                           Shares         Exercise Price
                                         ----------      ----------------
Outstanding at December 31, 2004          1,821,500            5.33
   Granted ........................               -               -
   Exercised ......................               -               -
   Expired or cancelled ...........      (1,821,500)          (5.33)
                                         ----------          ------
Outstanding at December 31, 2005                  -               -
   Granted ........................               -               -
   Exercised ......................               -               -
   Expired or cancelled ...........               -               -
                                         ----------          ------
Outstanding at December 31, 2006                  -               -
   Granted ........................               -               -
   Exercised ......................               -               -
   Expired or cancelled ...........               -               -
                                         ----------          ------
Outstanding at December 31, 2007 ..               -               -
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

         The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

                                   Weighted                              Weighted
                                    Average    Weighted                   Average
                                   Remaining    Average                  Exercise
                        Number       Life in   Exercise     Number         Price
                     Outstanding     Years       Price    Exercisable   Exercisable
                     -----------   ---------   --------   -----------   -----------
Range of
exercise prices:
$0.14 to $0.16 ...     2,463,542      8.77       $0.15        863,542      $0.15
$0.20 to $0.26 ...     2,060,000      7.13       $0.21      1,892,500      $0.21
$0.29 to $0.31 ...     1,885,000      9.04       $0.29        431,250      $0.30
$0.37 to $0.53 ...     2,717,500      9.33       $0.39        332,083      $0.40
                     -----------     -----       -----    -----------      -----
                       9,126,542      8.58       $0.26      3,519,375      $0.22
                     ===========     =====       =====    ===========      =====

   The aggregate intrinsic value of the exercisable warrants as of March 31,
   2008 is approximately $789,000.

NOTE 15. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

         On May 16, 2008, the board of directors, upon the recommendation of the compensation committee, approved the 2008/9 compensation and bonus package for
Derek Schneideman. Pursuant to this package, Mr. Schneideman may be paid a bonus in common stock up to $255,000, as may be declared by the company's compensation committee, based on Mr. Schneideman raising capital, certain profitability targets and achieving share price improvement for the Company. In addition, Mr.
Schneideman was awarded an annual salary increase of $37,500 issued in common stock and was granted stock options to purchase common stock of 500,000 shares.
The options were granted at the fair market price of $0.29 per share based on the adjusted closing price on May 9, 2008, the day the board of directors agreed on the grant. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on May 8, 2018.

         On May 15, 2008, Mr. Schneideman was awarded 131,400 shares of common stock under the 2007 Plan. The board of directors, upon the recommendation of the compensation committee, awarded the shares in lieu of an annual salary increase. The number of shares awarded was based on his $250,000 base compensation for 2007 or 15.0% and was for his 2007 performance. The compensation committee believes the issuance of shares of common stock more closely aligns management with its shareholders. The company and Mr. Schneideman entered into a Restricted Stock Agreement for this award.

         The shares were valued at $.29 per share, the close price on May 15,
2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Plan.

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

         On May 16, 2008, the company's board of directors, upon the recommendation of the compensation committee, ratified the 2008/9 compensation and bonus package for Mark Scott. Pursuant to this package, Mr. Scott may be paid a bonus in common stock up to $155,000, as may be declared by the company's compensation committee, based on Mr. Scott raising capital, certain profitability targets and achieving share price improvement for the company. In addition, Mr. Scott was awarded an annual salary increase of $35,500 issued in common stock and was granted stock options to purchase common stock of 200,000 shares. The options were granted at the fair market price of $0.29 per share based on the adjusted closing price on May 9, 2008, the day the board of directors agreed on the grant. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on May 8, 2018.

Leases

         The company is obligated under various non-cancelable operating leases for their various facilities and certain equipment. Certain facilities have cancellation options of 1-6 months notice.

         The aggregate future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

         Years Ended March 31,
                  2009              $ 2,064,846
                  2010                  564,559
                  2011                  520,350
                  2012                  261,990
                  2013                   26,192
                                    -----------
                 Total              $ 3,437,937
                                    ===========

         Rent expense, for the three months ended March 31, 2008 and 2007 was
$595,643 and $387,165, respectively. Rent expense, for the years ended December
31, 2007, 2006 and 2005 was $1,818,570, $1,233,789 and $503,109, respectively.

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

         The following table presents revenues, operating income (loss) and total assets by company for the three months ended March 31, 2008 and 2007 and the years ended December 31, 2007, 2006 and 2005:

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

The following reconciles operating loss to net loss:

(dollars in thousands)               Three Months Ended,
                                           March 31,
                                    --------------------
                                      2008         2007
                                    -------      -------
                                               (Unaudited)
Operating income (loss) .........   $ 2,035      $  (413)
Other expense ...................      (317)        (163)
                                    -------      -------
Income (loss) before income taxes     1,718         (576)
Income tax provision ............     1,358          268
                                    -------      -------
Net income (loss) ...............   $   360      $  (844)
                                    =======      =======

(dollars in thousands)
                             IA           Global
                           Global,       Hotline,        Equity                    Discontinued
Company                     Inc.           Inc.        Investments     Total        Operations       Total
                          --------       --------      -----------    --------     ------------    --------
Year Ended-
   December 31, 2007
   Revenue .........      $      -       $ 29,136       $      -      $ 29,136       $      -      $ 29,136
   Operating loss ..        (2,040)        (7,538)             -        (9,578)             -        (9,578)
   Total assets ....           457         19,654          9,811        29,922              -        29,922

   December 31, 2006
   Revenue .........      $      -       $ 19,139       $      -      $ 19,139       $      -      $ 19,139
   Operating loss ..        (1,779)        (1,043)             -        (2,822)             -        (2,822)
   Total assets ....         1,859         12,635          7,146        21,640              -        21,640

   December 31, 2005
   Revenue .........      $      -       $ 15,745       $      -      $ 15,745       $      -      $ 15,745
   Operating loss ..        (1,642)         2,122              -           480              -           480
   Total assets ....         4,291         11,237              -        15,528         12,606        28,134

Geographic Region           U.S.           Japan        Australia       Total
                          --------       --------       ---------     --------
Year Ended-
   December 31, 2007
   Revenue .........      $      -       $ 29,136       $      -      $ 29,136       $      -      $ 29,136
   Operating loss ..        (2,040)        (7,538)             -        (9,578)             -        (9,578)
   Total assets ....           457         22,440          7,025        29,922              -        29,922

   December 31, 2006
   Revenue .........      $      -       $ 19,139       $      -      $ 19,139       $      -      $ 19,139
   Operating loss ..        (1,779)        (1,043)             -        (2,822)             -        (2,822)
   Total assets ....         1,859         12,635          7,146        21,640              -        21,640

   December 31, 2005
   Revenue .........      $      -       $ 15,745       $      -      $ 15,745       $      -      $ 15,745
   Operating loss ..        (1,642)         2,122              -           480              -           480
   Total assets ....         4,291         11,237              -        15,528         12,606        28,134

The following reconciles operating loss to net loss:

(dollars in thousands)
                                                      Year Ended December 31,
                                                 --------------------------------
                                                   2007        2006        2005
                                                 --------    --------    --------
Operating loss ...............................   $ (9,578)   $ (2,822)   $    480
Other expense ................................       (577)       (640)       (341)
                                                 --------    --------    --------
Loss from continuing operations
  before income taxes ........................    (10,155)     (3,462)        139
Income tax (benefit) provision ...............     (2,006)        515         825
                                                 --------    --------    --------
Net loss from continuing operations ..........     (8,149)     (3,977)       (686)
Total (loss) gain from discontinued operations       (110)        207      (1,385)
                                                 --------    --------    --------
Net loss .....................................   $ (8,259)   $ (3,770)   $ (2,071)
                                                 ========    ========    ========

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         The following table sets forth certain unaudited quarterly financial information:

                                           Summarized Quarterly Financial Data (Unaudited)
(in thousands)
                                                                                           Quarter Ended, (in thousands)
                                                                                ---------------------------------------------------
                                                                     Total     December 31   September 30     June 30      March 31
                                                                   --------    -----------   ------------    --------      --------
Three Months Ended March 31, 2008
---------------------------------
Revenue ........................................................   $ 16,049      $      -      $      -      $      -      $ 16,049
Gross profit ...................................................     13,099             -             -             -        13,099
Net loss from continuing operations ............................        360             -             -             -           360
Net loss .......................................................        360             -             -             -           360
                                                                   --------      --------      --------      --------      --------

Basic and diluted net loss per share ...........................   $      -      $      -      $      -      $      -      $      -
                                                                   ========      ========      ========      ========      ========

Year Ended December 31, 2007
----------------------------
Revenue ........................................................   $ 29,136      $ 10,667      $  6,461      $  5,515      $  6,493
Gross profit ...................................................     21,112         7,481         4,261         3,873         5,497
Net loss from continuing operations ............................     (8,149)       (1,557)       (3,621)       (2,127)         (844)
Net loss .......................................................     (8,259)       (1,667)       (3,621)       (2,127)         (844)
                                                                   --------      --------      --------      --------      --------

Basic and diluted net loss per share(1) ........................   $  (0.05)     $  (0.01)     $  (0.02)     $  (0.01)     $   0.01
                                                                   ========      ========      ========      ========      ========

(1) Immaterial discontinued operations of $110,000 for 2007 are not presented.

Year Ended December 31, 2006
----------------------------
Revenue ........................................................   $ 19,139      $  7,742      $  4,483      $  3,243      $  3,671
Gross profit ...................................................     16,244         7,778         3,879         2,435         2,152
Net (loss) profit from continuing operations ...................     (3,977)          547        (1,179)       (1,882)       (1,463)
Gain (loss)  from discontinued operations ......................        207          (332)            -           463            76
Net (loss) profit ..............................................     (3,770)          215        (1,179)       (1,419)       (1,387)
                                                                   --------      --------      --------      --------      --------

Basic net (loss) profit per share from continuing operations ...   $  (0.04)     $   0.01      $  (0.01)     $  (0.02)     $  (0.01)
Basic net (loss) profit per share from discontinued operations .          -             -             -             -             -
                                                                   --------      --------      --------      --------      --------
                                                                   $  (0.03)     $      -      $  (0.01)     $  (0.01)     $  (0.01)
                                                                   ========      ========      ========      ========      ========

Diluted net (loss) profit per share from continuing operations .   $  (0.04)     $      -      $  (0.01)     $  (0.02)     $  (0.01)
Diluted net (loss) profit per share from discontinued operations          -             -             -             -             -
                                                                   --------      --------      --------      --------      --------
                                                                   $  (0.03)     $      -      $  (0.01)     $  (0.01)     $  (0.01)
                                                                   ========      ========      ========      ========      ========

Year Ended December 31, 2005
----------------------------
Revenue ........................................................   $ 15,745      $  7,746      $  7,106      $    893      $      -
Gross profit ...................................................     10,174         4,728         4,980           466             -
Net (loss) profit from continuing operations ...................       (686)         (510)          571          (463)         (284)
(Loss) profit  from discontinued operations ....................     (1,385)         (860)          162          (427)         (260)
Net profit (loss) ..............................................     (2,071)       (1,370)          734          (891)         (544)
                                                                   --------      --------      --------      --------      --------

Basic net (loss) profit per share from continuing operations ...   $  (0.01)     $  (0.01)     $   0.01      $  (0.01)     $      -
Basic net (loss) profit per share from discontinued operations .      (0.01)            -             -         (0.01)            -
                                                                   --------      --------      --------      --------      --------
                                                                   $  (0.02)     $  (0.01)     $   0.01      $  (0.01)     $  (0.01)
                                                                   ========      ========      ========      ========      ========

Diluted net (loss) profit per share from continuing operations .   $  (0.01)     $  (0.01)     $   0.01      $  (0.01)     $      -
Diluted net (loss) profit per share from discontinued operations      (0.02)        (0.01)            -         (0.01)            -
                                                                   --------      --------      --------      --------      --------
                                                                   $  (0.02)     $  (0.01)     $   0.01      $  (0.01)     $  (0.01)
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

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management assessed the corporation's system of internal control over financial reporting as of March 31, 2008, in relation to criteria for effective internal control over financial reporting as described in "Internal
Control--Integrated Framework," issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of March 31, 2008, its system of internal control over financial reporting is effective based on the criteria of the "Internal
Control--Integrated Framework".

/s/ Derek Schneideman                   /s/ Mark Scott
Derek Schneideman                       Mark Scott
Chief Executive Officer                 Chief Operating and
                                        Financial Officer

San Francisco, CA
July 15, 2008

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IA GLOBAL, INC.

Date: July 15, 2008                 By: /s/ Derek Schneideman
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

/s/ Derek Schneideman    Chief Executive Officer and Director      July 15, 2008
---------------------    (Principal Executive Officer)
Derek Schneideman

/s/ Mark Scott           Chief Operating and Financial Officer,    July 15, 2008
--------------           Director, Director and Secretary
Mark Scott               (Principal Financial and Accounting
                         Officer)

/s/ Hideki Anan          Management Director                       July 15, 2008
---------------
Hideki Anan

/s/ Masazumi Ishii       Independent Director                      July 15, 2008
------------------
Masazumi Ishii

/s/ Eric La Cara         Independent Director                      July 15, 2008
----------------
Eric La Cara

/s/ Brian Nelson         Independent Director                      July 15, 2008
----------------
Brian Nelson

/s/ Mae Towada           Independent Director                      July 15, 2008
--------------
Mae Towada