Form 10-Q
period 2008-06-30
IA GLOBAL INC
filed 2008-08-19
CIK 1077634

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

                                 Yes [ ] No [X]

         As of August 19, 2008 there were issued and outstanding 209,426,900 shares of the Registrant's Common Stock.
________________________________________________________________________________

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

               Consolidated Balance Sheet .....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................30

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....44

     Item 4.   Controls and Procedures .......................................45

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................45

     Item 1A.  Risk Factors...................................................45

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....45

     Item 3.   Defaults Upon Senior Securities ...............................46

     Item 4.   Submission of Matters to a Vote of Security Holders ...........46

     Item 5.   Other Information .............................................46

     Item 6.   Exhibits ......................................................47

Signatures ...................................................................49

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                   June 30,        March 31,
                                                                                     2008            2008
                                                                                 ------------    ------------
ASSETS                                                                            (unaudited)      (audited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $  3,228,830    $  1,626,862
  Marketable securities ......................................................              -               -
  Accounts receivable, net of allowance of $450,518 and $674,886, respectively     12,180,676      12,746,290
  Prepaid expenses ...........................................................      1,071,641       1,967,164
  Notes receivable ...........................................................      1,617,308       1,484,519
  Other current assets .......................................................        603,620         462,709
  Deferred taxes - foreign ...................................................        700,326       1,477,580
                                                                                 ------------    ------------
    Total current assets .....................................................     19,402,401      19,765,124

EQUIPMENT, NET ...............................................................      3,216,877       2,431,954

OTHER ASSETS
  Intangible assets, net .....................................................        657,180         331,129
  Equity Investment in Taicom Securities Co Ltd ..............................      5,093,464               -
  Equity investment in Australia Secured Financial Limited ...................      7,225,566       6,930,355
  Equity investment in GPlus Media Co Ltd ....................................      1,392,732       1,380,386
  Equity investment in Slate Consulting Co Ltd ...............................      1,408,693       1,396,481
  Other assets ...............................................................      3,288,832       2,704,752
                                                                                 ------------    ------------

                                                                                 $ 41,685,745    $ 34,940,181
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ...................................................   $    324,695    $    197,943
  Accrued liabilities ........................................................      7,572,169       7,851,636
  Consumption taxes received .................................................        414,616         460,067
  Income taxes payable - foreign .............................................              -               -
  Note payable - current portion of long term debt ...........................      9,050,116      10,510,655
                                                                                 ------------    ------------
    Total current liabilities ................................................     17,361,596      19,020,301
                                                                                 ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt .............................................................      8,703,819       8,593,594
  Convertible debentures .....................................................              -       2,195,833
                                                                                 ------------    ------------
                                                                                    8,703,819      10,789,427
                                                                                 ------------    ------------
STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value, 5,000 authorized, none outstanding ........              -               -
  Common stock, $.01 par value, 300,000,000 shares authorized,
    209,991,842 and 165,303,543, issued and outstanding, respectively ........      2,099,918       1,653,035
  Additional paid in capital .................................................     52,201,213      43,882,701
  Accumulated deficit ........................................................    (38,599,668)    (39,330,512)
  Accumulated other comprehensive loss .......................................        171,774        (821,864)
                                                                                 ------------    ------------
                                                                                   15,873,237       5,383,360
  Less common stock in treasury, at cost .....................................       (252,907)       (252,907)
                                                                                 ------------    ------------
    Total stockholder's equity ...............................................     15,620,330       5,130,453
                                                                                 ------------    ------------

                                                                                 $ 41,685,745    $ 34,940,181
                                                                                 ============    ============

                                See notes to consolidated financial statements.

                                                       3

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                 Three Months Ended June 30,
                                                                               ------------------------------
                                                                                    2008             2007
                                                                               -------------    -------------
REVENUE ....................................................................   $  19,688,708    $   5,514,790

COST OF SALES ..............................................................       3,195,824        1,642,125
                                                                               -------------    -------------

GROSS PROFIT ...............................................................      16,492,884        3,872,665

Selling, general and administrative expenses ...............................      14,656,688        6,943,148
                                                                               -------------    -------------

OPERATING INCOME (LOSS) ....................................................       1,836,196       (3,070,483)
                                                                               -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income ..........................................................          14,594           10,602
  Interest expense and amortization of beneficial  conversion feature ......        (283,448)        (227,532)
  Other income .............................................................          62,698          568,763
  Gain (loss) on equity investment in Australia Secured Financial Limited ..         256,119          (11,381)
  Gain on equity investment in GPlus Media Co Ltd ..........................          32,635                -
  Gain on equity investment in Slate Consulting Co Ltd .....................          23,105                -
  Loss on equity investment in Taicom Securities Co Ltd ....................        (106,536)               -
  Foreign currency transaction adjustment ..................................             265                -
                                                                               -------------    -------------
    Total other expense ....................................................            (568)         340,452
                                                                               -------------    -------------

PROFIT (LOSS) BEFORE INCOME TAXES ..........................................       1,835,628       (2,730,031)

Income taxes - current provision (benefit) .................................       1,104,784         (603,388)
                                                                               -------------    -------------

NET PROFIT (LOSS) ..........................................................   $     730,844    $  (2,126,643)
                                                                               =============    =============

Basic and diluted profit (loss) per share of common-
  Basic profit (loss) per share ............................................   $           -    $       (0.01)
  Diluted profit (loss) per share ..........................................   $           -    $          *

  Weighted average shares of common stock outstanding ......................     176,444,684      151,334,534
  Weighted average shares of common stock outstanding- diluted .............     178,299,757               *

  * Diluted calculation is not presented as it is anti-dilutive.

                                See notes to consolidated financial statements.

                                                       4

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  Three Months Ended June 30,
                                                                                 ----------------------------
                                                                                     2008             2007
                                                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................................     $   730,844      $(2,126,643)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
      Depreciation and amortization ........................................         598,937          461,387
      Amortization of beneficial conversion feature ........................         104,167          104,166
      Stock based compensation .............................................         115,811           29,727
      Common stock issued for services .....................................         159,584                -
      (Gain) loss on equity investments ....................................        (213,233)          24,971
  Changes in operating assets and liabilities:
    Accounts receivable ....................................................         576,368          507,518
    Consumption tax paid ...................................................               -         (105,503)
    Prepaid expenses .......................................................         914,720         (578,323)
    Notes receivable .......................................................        (132,789)        (364,386)
    Other current assets ...................................................        (128,116)          24,768
    Deferred taxes - foreign ...............................................         777,254                -
    Other assets ...........................................................        (584,080)        (931,441)
    Accounts payable - trade ...............................................          88,563          156,680
    Accrued liabilities ....................................................        (282,796)         639,427
    Consumption tax received ...............................................         (45,451)        (287,271)
    Income taxes payable - foreign .........................................               -         (541,354)
    Deferred revenue .......................................................               -         (446,994)
                                                                                 -----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ........................       2,679,783       (3,433,271)
                                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .....................................................      (1,089,196)         (53,903)
  Sale of marketable securities ............................................               -          233,681
  Acquisition of subsidiary Shift Resources, Inc. ..........................         (35,000)               -
  Acquisition of investment in Australian Secured Financial Limited ........               -         (125,000)
  Cash from acquisition of Shift Resources, Inc. and Asia Premier
    Executive Suites, Inc. .................................................          12,158                -
                                                                                 -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES: .....................................      (1,112,038)          54,778
                                                                                 -----------      -----------

CASH FROM FINANCING ACTIVITIES:
  Proceeds from debt .......................................................       3,864,750        2,434,650
  Repayments of debt .......................................................      (5,483,064)        (480,735)
  Proceeds from exercise of options ........................................               -            5,500
  Proceeds from sale of common stock .......................................         500,000          200,000
  Purchase of common shares for treasury ...................................               -         (468,289)
                                                                                 -----------      -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ........................      (1,118,314)       1,691,126
                                                                                 -----------      -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .......................         449,431       (1,687,367)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................       1,152,537          (62,078)

CASH AND CASH EQUIVALENTS, beginning of period .............................       1,626,862        3,908,186
                                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS, end of period ...................................     $ 3,228,830      $ 2,158,741
                                                                                 ===========      ===========

Supplemental disclosures of cash flow information:
  Interest paid ............................................................     $    81,191      $    49,220
  Taxes paid ...............................................................         386,170                -

Non-cash investing and financing activities:
  Conversion of debentures into Common Stock ...............................     $ 2,300,000      $         -
  Issuance of Preferred Stock for acquisition of Investment -
    Australian Secured Financial Limited ...................................               -        7,000,000
  Issuance of Common Stock for acquisition of Subsidiary -
    Asia Premier Executive Suites, Inc. ....................................     $   300,000      $         -
  Issuance of Common Stock for acquisition of Subsidiary -
    Shift Resources, Inc. ..................................................     $   190,000      $         -
  Issuance of Common Stock for acquisition of Investment -
    Taicom Securities Co., Ltd. ............................................     $ 5,200,000      $         -
  Issuance of Note Payable for acquisition of Subsidiary -
    Asia Premier ...........................................................     $   268,000      $         -

                                See notes to consolidated financial statements.

                                                       5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS:

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

CORPORATE INFORMATION

         We were incorporated in Delaware on November 12, 1998. The company's executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in Japan, China, Philippines, Hong Kong and Australia. The company's telephone number is
(415) 946-8828 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this Form 10-Q.

THE COMPANY'S COMMON STOCK

         Our common stock currently trades on the American Stock Exchange ("AMEX") under the symbol "IAO."

Unaudited Financial Statements

         The accompanying unaudited consolidated financial statements of IA Global and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2008 and 2007 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's transition report on Form 10-K for the three months ended March 31, 2008 as filed with the Securities and Exchange Commission ("SEC") on July 15, 2008.

         In this Form 10-Q, at "current exchange rates" is defined as the exchange rates as of the date of the transaction.

         On July 25, 2007, the Board of Directors resolved that the fiscal year of IA Global that began on January 1, 2007 would end on December 31, 2007, and from that date forward, the fiscal year of the company will be the period beginning on April 1 of each year and ending on March 31 of the following year. The company filed a Form 10-K for the calendar year ending December 31, 2007 and filed a Transition Report on Form 10-K to reflect the three month transition period of January 1, 2008 through March 31, 2008.

         This Quarterly Report on Form 10Q is the company's initial quarterly report for our newly adopted fiscal year-end of March 31, 2009. This Quarterly Reports covers the three months ended June 30, 2008.

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

         The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately $81,000 at current exchange rates. At times during the quarter ended June 30, 2008, the company's cash in bank deposit accounts exceed federally insured limits with regards to certain accounts in the United States, and exceeded Japanese statutory limits with regards to certain accounts in Japan. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline, over thirty six months on a straight - line basis, which was the time frame that the management of the company was able to project forward for future revenue, either under agreement or through expected continued business activities with significant telecommunications companies. The company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline Philippines, Inc., over sixty months on a straight
- line basis, which was the time frame that the management of the company was able to project forward for future revenue, either under agreement or through expected continued business activities with its customers.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has not recorded any deferred revenue as of June 30, 2008 and March 31, 2008, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended June 30, 2008 and 2007.

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

STOCK BASED COMPENSATION - Effective January 1, 2006, the company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with Statement of SFAS 123R as interpreted by SEC Staff Accounting Bulletin No. 107. The company adopted the related to stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

                                             For the Three Months
                                                   June 30,
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

         The company recorded $115,811 and $29,727 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2008 and 2007, respectively in accordance with Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R"). Net loss per share basic and diluted for this expense was approximately ($0.00).

         As of June 30, 2008, there is approximately $807,442 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. The company issued grants for 21,429 shares of common stock at an average exercise price of $.280 per share in the three months ended June 30, 2008. The grants were expensed immediately. There are 273,929 stock options outstanding for non-employees as of June 30, 2008 at an average exercise price of $.342 per share. In addition, the company issued performance grants for 155,000 shares of common stock at an average price of $.280 per share during the three months ended June 30, 2008.

         On May 16, 2008, the board of directors, upon the recommendation of the compensation committee, granted stock options to purchase common stock of 700,000 shares to our executive officers. The options were granted at the fair market price of $0.29 per share based on the adjusted closing price on May 9, 2008, the day the board of directors agreed on the grant. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on May 8, 2018.

         On May 30, 2008, the company's board of directors, the company granted stock options to purchase common stock of 652,000 shares to Global Hotline Philippines Inc. The options were granted at the fair market price of $0.28 per share based on the adjusted closing price on May 30, 2008, the day the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on May 29, 2018.

         On July 29, 2008, the company's compensation committee, granted stock options to purchase common stock of 200,000 shares each to Mr. Anan, Mr. Ishii, Mr. La Cara, Mr. Nelson, Mr. Schneideman, Mr. Scott and Ms. Towada for their election to the board of directors. The options were granted at the fair market price of $0.12 per share based on the adjusted closing price on July 29, 2008, the day the directors were elected to the board of directors. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on July 28, 2018.

         On July 29, 2008, the stockholders voted to increase the number of shares authorized under this program from 20,000,000 to 27,500,000 at the company's annual shareholder meeting.

         On July 31, 2008, Eric La Cara, a director, exercised stock options totaling 62,958 shares of common stock for $10,800 or $.172 per share.

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss) before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The company recognizes deferred assets to the extent that management has determined their realization. As of June 30, 2008 and March 31, 2008, the company has a deferred tax asset of $700,326 and $1,477,580, respectively, based on prior Japanese net operating losses that company management has determined is available to offset future taxable income.

LITIGATION COSTS - The company is subject to possible legal actions arising in the ordinary course of business. The company regularly reviews the status of pending legal actions to evaluate the amount and likelihood of any potential loss. The company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from the company's estimates, the company may be required to adjust its accruals in the future. The company has no pending legal proceedings against it.

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The equity investments were not considered impaired as of June 30, 2008.

MARKETABLE SECURITIES - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value, with the change in fair value during the period included in earnings.

NET LOSS PER SHARE - The company has adopted SFAS No. 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2008, there were options outstanding for the purchase of 10,679,471 common shares and warrants for 2,562,243 shares of common stock which could potentially dilute future earnings per share. As of June 30, 2007, there were options outstanding for the purchase of 5,915,000 common shares and convertible debentures convertible into 12,500,018 common shares which could potentially dilute future earnings per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157; "Fair Value Measurements" ("SFAS 157"). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The adoption of SFAS No 157 did not have a significant impact on the company's consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB 115" ("SFAS 159"). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No 159 did not have a significant impact on the company's consolidated financial statements.

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

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company in a constantly growing key industry sector, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which resulted in identifiable intangible assets. Global Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to June 30, 2008. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         Global Hotline was established on September 7, 2004, as an operator of major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations. As of June 30, 2008, they operate ten call centers in Japan and employ 1,346 full time and part time employees.

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

         On January 7, 2008, Inforidge entered into an Outbound Telemarketing Agreement, effective as of November 30, 2007, with Alico. Pursuant to this agreement, Inforidge will receive payments for expanding telemarketing operations related to prior agreements with Alico. The Agreement expired on March 31, 2008. On April 9, 2008, the Agreement was renewed for the period April 1, 2008 to June 30, 2008. On July 9, 2008, the Agreement was renewed for the period July 1, 2008 to September 30, 2008.

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

         Global Hotline opened a fifth call center in Tokyo, Japan in late August 2007 to support these new agreements with AIG. This new call center currently employs over 400 full and part-time employees. In addition, Global Hotline opened a sixth call center in Osaka, Japan on October 1, 2007 to support the NTT contract. This new center currently employs over 300 full and part-time employees. The company incurred startup and training costs into three months ending December 31, 2007 on these call centers.

GLOBAL HOTLINES PHILIPPINES INC.

         In the Philippines, IA Global is the 100% owner of Asia Premier Executive Suites Inc ("Asia Premier") and Shift Resources Inc. ("Shift"), companies who have now been merged into a single organization named Global Hotline Philippines Inc.

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

         As of June 30, 2008, they operate one call center in the Philippines and employ 46 full time and part time employees.

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

         For the three months ended June 30, 2008, the company recorded a gain on our investment in GPlus of $32,635 that increased our investment in GPlus. The investment in GPlus was valued at $1,392,732 as of June 30, 2008.

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

         For the three months ended June 30, 2008, the company recorded a gain on our investment in Slate of $23,105 that increased our investment in Slate. The investment in Slate was valued at $1,408,693 as of June 30, 2008.

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

         For the three months ended June 30, 2008, the company recorded a profit on our investment in ASFL of $256,119 that increased our investment in ASFL. The investment in ASFL was valued at $7,225,566 as of June 30, 2008.

EQUITY INVESTMENT IN TAICOM SECURITIES CO LTD

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

         For the three months ended June 30, 2008, the company recorded a loss on our investment in Taicom of $106,536 that decreased our investment in Taicom. The investment in Taicom was valued at $5,093,464 as of June 30, 2008.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the equity investments for the three months ended June 30, 2008 and 2007:

Three Months Ended June 30, 2008

                                              Pre-             Pre-
                                          Acquisition      Acquisition
                                         Operations of    Operations of
                                            Taicom        Global Hotline    For Forma
                         As Reported      Securities       Philippines     Three Months
                         Three Months      April 1 -        April 1-          Ended
                           June 30,         June 30,         May 27,         June 30,
                             2008            2008 *           2008 *           2008
                         ------------    -------------    -------------    ------------
Revenue .............     $19,688,708     $         -      $    37,525      $19,726,233
Income (loss) before
 extraordinary items          730,844        (260,807)            (679)         469,357
Net income (loss) ...         730,844        (260,807)            (679)         469,358
Net profit per common
 share ..............               -               -                -             0.00

Three Months Ended June 30, 2007

                                                               Pre-
                                              Pre-         Acquisition
                                          Acquisition     Operations of
                                         Operations of        Slate         For Forma
                         As Reported      GPlus Media      Consulting      Three Months
                         Three Months      April 1 -        April 1-          Ended
                           June 30,         June 30,        June 30,         June 30,
                             2007            2007 *           2007 *           2007
                         ------------    -------------    -------------    ------------
Revenue .............     $ 5,514,790     $         -      $         -      $ 5,514,790
Loss (income) before
 extraordinary items .     (2,126,643)              -            4,517       (2,122,126)
Net loss (income) ...      (2,126,643)         18,241                -       (2,108,402)
Loss per common share           (0.01)              -                -            (0.01)

         There were no material, nonrecurring items included in the reported the pro-forma results.

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $12,180,676 and $12,746,290 as of June 30, 2008 and March 31, 2008, respectively. The company had the following customers with sales in excess of 10%, and these are their respective percentages of consolidated revenue for the following periods:

                                           Three Months     Year Ended
                                          Ended June 30,     March 31,
                                              2008             2008
                                          ------------      ----------
         KDDI Network Solutions .......        22%              27%
         Internet Service Partners/ NTT        20%              27%
         AIG ..........................        17%              21%
         Softbank .....................        32%              15%

* Less than 10%.

         KDDI is a Global Hotline customer. Internet Service Partners/NTT is a IA Partners customer. AIG is an IA Partner and an Inforidge customer. Softbank is a SG Telecom customer. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 12% and 11% of accounts receivable as of June 30, 2008 and March 31, 2008, respectively. Internet Service Partners/ NTT accounted for 33% and 23% of total accounts receivable as of June 30, 2008 and March 31, 2008, respectively. AIG accounted for 9% and 20% of total accounts receivable as of June 30, 2008 and March 31, 2008, respectively. Softbank accounted for 21% and 31% of total accounts receivable as of June 30, 2008 and March 31, 2008. The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID EXPENSES

         Prepaid expenses were $1,071,641 and $1,987,164 as of June 30, 2008 and March 31, 2008, respectively. Such assets as of June 30, 2008 and March 31, 2008 included prepaid insurance, prepaid financing costs and other costs incurred by the company and prepaid hiring, rent and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $3,216,877 and $2,431,954 as of June 30, 2008 and March 31, 2008, respectively. Accumulated depreciation was $1,355,257 and $1,131,248 as of June 30, 2008 and March 31, 2008, respectively. Total depreciation expense was $191,219 and $76,028 for the three months ended June 30, 2008 and 2007, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

         Property and equipment is comprised of the following:

                                    Estimated         June 30,       March 31,
                                   Useful Lives         2008            2008
                                  --------------    -----------     -----------
Equipment and vehicles .......    24 - 60 months    $ 3,472,134     $ 2,559,954
Leasehold Improvements .......    27 - 60 months      1,100,000       1,000,000
                                                    -----------     -----------
                                                      4,572,134       3,559,954
Less: accumulated depreciation                       (1,355,257)     (1,128,000)
                                                    -----------     -----------
                                                    $ 3,216,877     $ 2,431,954
                                                    ===========     ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of June 30, 2008 and March 31, 2008 consisted of the following:

                                    June 30,       March 31,
                                      2008            2008        Estimated Life
                                  -----------     -----------     --------------
Customer contracts ...........    $ 5,603,210     $ 4,946,030         3 years
Less: accumulated amortization     (4,946,030)     (4,604,901)
                                  -----------     -----------
    Intangible assets, net ...    $   657,180     $   331,129
                                  ===========     ===========

         Total amortization expense was $341,129 and $397,352 for the three months ended June 30, 2008 and 2007, respectively.

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

         The fair value of the Global Hotline Philippines intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 8.  OTHER ASSETS

         Other assets were $3,288,832 and $2,704,752 as of June 30, 2008 and March 31, 2008, respectively. Such assets as of June 30, 2008 and March 31, 2008 included loans receivable from Tesco Co Ltd ("Tesco"), employee loans receivable and bonds related to Global Hotline's leased facilities.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $7,572,169 and $7,851,636 as of June 30, 2008 and March 31, 2008, respectively. Such liabilities consisted the following:

                                            June 30,           March 31,
                                              2008               2008
                                           ----------         ----------

Accrued salaries and payroll taxes         $2,563,428         $2,239,185
Trade debt not in accounts payable          3,462,360          4,308,945
Accrued interest .................            517,973            504,043
Other accrued expenses ...........          1,028,408            799,463
                                           ----------         ----------
                                           $7,572,169         $7,851,636
                                           ==========         ==========

NOTE 10. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt as of June 30, 2008 and March 31, 2008 were as follows:

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

         On July 27, 2007, Global Hotline received a 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a balloon payment of 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, on January 25, 2008. Interest of 3.00% was to be paid on January 25, 2008. On April 30, 2008, Global Hotline signed an amendment extending the term and interest payment to July 25, 2008. On August 1, 2008, Global Hotline amended the loan. The amendment requires a monthly repayment of 5,555,000 Yen, or approximately $51,000 at current exchange rates starting August 31, 2008. On December 31, 2008, the monthly repayment is reset over the remaining payment term, which expires July 31, 2011. Interest of 3.375% is payable monthly starting August 31, 2008.

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

         On June 19, 2008, the company entered into a three year loan agreement, pursuant to which the company received a loan in the principal amount of approximately $695,750 at an interest rate of 11.75% per annum. The interest is payable quarterly starting October 2008. The company issued 5,500,000 shares of common stock which serves as collateral for the loan. In addition, the company paid a 5% funding fee for this loan and 13% in other fees.

         On July 14, 2008, the company entered into a three year loan agreement, pursuant to which the company received a loan in the principal amount of approximately $90,000 at an interest rate of 7.0% per annum. The interest is payable quarterly starting October 2008. The company issued 1,000,000 shares of common stock which serves as collateral for the loan. In addition, the company paid a 5% funding fee for this loan and 13% in other fees.

         All the loans were used for working capital, including the merger and acquisition program.

NOTE 11. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of June 30, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 37.1% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 627,900 shares of treasury stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the Company has sole voting power and dispositive power with respect to 77,613,470 shares of common stock or approximately 47.1% of the outstanding shares of common stock of IA Global for all of the company's 2008 shareholder meetings pursuant to a proxy granted on February 21, 2008.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of June 30, 2008, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
      Global Hotline, Inc. .........................................  100.0%
      Global Hotline Philippines, Inc. .............................  100.0% (1)
      IA Global Japan Co Ltd. ......................................  100.0%
      GPlus Media Co Ltd. ..........................................   25.0%
      Slate Consulting Co Ltd. .....................................   20.25%
      Australian Secured Financial Limited. ........................   36.0%
      Taicom Securities Co Ltd. ....................................   20.0% (2)

Global Hotline, Inc. owns:
      Inforidge Co Ltd. ............................................  100.0%
      IA Partners Co Ltd. ..........................................  100.0%
      SG Telecom, Inc. .............................................  100.0%

Inter Asset Japan LBO No. 1 Fund owns:
      IA Global, Inc. ..............................................   14.2%

PBAA Fund Ltd. owns:
      IA Global, Inc. ..............................................   11.5%

Terra Firma Fund Ltd. owns:
      IA Global, Inc. ..............................................    6.3%

Inter Asset Japan Co., Ltd. owns:
      IA Global, Inc. ..............................................    1.1%

IA Turkey Equity Portfolio Ltd owns:
      IA Global, Inc. ..............................................    1.2%

Mr. Hiroki Isobe owns:
      IA Global, Inc. ..............................................    2.1%
      Tesco Co Ltd. ................................................   23.0%

Kyo Nagae owns:
      IA Global, Inc. ..............................................    0.7%

(1) Established on July 4, 2008.

(2) Equity investment closed June 3, 2008.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006, Mr. Kyo Nagae, CFO of Global Hotline, became President of IAJ and IAJ LBO Fund.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a 23% minority ownership percentage in Tesco. Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes Global Hotline $2,573,770 as of June 30, 2008.

NOTE 12. EQUITY TRANSACTIONS/ TREASURY STOCK

         During the three months ended June 30, 2008, the following stockholder equity events occurred:

         On March 22, 2007, the company announced a stock repurchase program. Starting on April 2, 2007, the company may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of June 30, 2008, the company repurchased 2,654,255 shares in public and private transactions at an average price of $0.281 per share. The company reused 2,026,355 shares as part of our Slate equity investment at an average cost of $.267 per share. The company owns 627,900 shares at an average cost of $.323 per share as of June 30, 2008. The shares are valued using the cost method of accounting for treasury stock.

         On April 1, 2008, the company issued 200,000 shares of common stock to two consultants for fundraising and other services. The shares were valued at $.28 per share, the closing price on March 31, 2008.

         On April 10, 2008, the company signed definitive agreements and closed the 100% acquisition of Shift. The transaction was structured as a share exchange in which the company issued 826,086 shares of its common stock at $.23 per share, the close price during the negotiations, totaling $190,000 plus a payment of $35,000. The parties agreed to value the transaction at $225,000.

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

         On June 3, 2008, the company announced that it had closed a 20% equity investment in Taicom. The transaction between the Company and Taicom was structured as a share exchange in which the company issued 26,000,000 shares of its common stock at $.20 per share, the close price during the negotiations in exchange for 1,389,750 Class B Preferred Shares of Taicom. The parties agreed to value the transaction at $5,200,000.

         On June 28, 2008, the company converted $2,300,000 of debentures by issuing 7,666,679 shares of common stock. In addition, the company expects to issue an additional 5,862,734 shares based on the June 23-27, 2008 average closing price of $.22 per share less 25% due to the resetting of the pricing for these outstanding debentures.

         On July 9, 2008, the company filed a registration statement on Form S-3 covering 33,112,422 shares, related to equity investments, acquisitions and service agreements which was declared effective by the SEC on July 23, 2008. This registration statement included the shares and warrants issued to Mr. Ning as described above.

         On July 28, 2008, the company issued warrants for a total of 1,900,000 shares of common stock to Mr. Ning related to the financing above. The warrants are exercisable at $.17 per share and expire on July 27, 2013.

         On July 31, 2008, the company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on August 7, 2008. This registration statement allows the issuance of preferred stock, common stock and warrants up to $5 million and no more than 33% of our public float in any twelve month period.

NOTE 13. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

         On May 15, 2008, Mr. Schneideman was awarded 131,400 shares of common stock under the 2007 Stock Incentive Plan. The board of directors, upon the recommendation of the compensation committee, awarded the shares in lieu of an annual salary increase. The number of shares awarded was based on his $250,000 base compensation for 2007 or 15.0% and was for his 2007 performance. The compensation committee believes the issuance of shares of common stock more closely aligns management with its shareholders. The company and Mr. Schneideman entered into a Restricted Stock Agreement for this award.

         The shares were valued at $.29 per share, the close price on May 15, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and fully vest on August 15, 2008.

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

         On April 27, 2008, Mr. Scott was awarded 131,400 shares of common stock under the 2007 Stock Incentive Plan. The compensation committee awarded the shares in lieu of an annual salary increase. The number of shares awarded was based on his $200,000 base compensation for 2007 or 17.7% and was for his 2007 performance. The compensation committee believes the issuance of shares of common stock more closely aligns management with its shareholders. The company and Mr. Scott entered into a Restricted Stock Agreement for this award.

         The shares were valued at $.27 per share, the close price on April 25, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and were fully vested on July 25, 2008.

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

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, the parent company, operates as a strategic holding company with a dedicated focus on growth of existing business, together with expansion mergers and acquisitions in the Pacific Rim region, (ii) Global Hotline, which operates exclusively in Japan, and is an operator of major call centers providing business process outsourcing of telemarketing for telecommunications and insurance products, (iii) Global Hotline Philippines, which provides flexible in-bound and out-bound call center, lead generation, and co-location service solutions on a very competitive basis to international companies, and (iv) our equity investments, including GPlus Media, Slate, ASFL and Taicom Securities.

         The following table presents revenues, operating income (loss) and total assets by company for the three months ended June 30, 2008 and 2007:

(dollars in thousands)
                                                                Global
                                    IA           Global        Hotline,
                                  Global,       Hotline,     Philippines,      Equity
Company                            Inc.           Inc.            Inc.       Investments      Total
                                 --------       --------     ------------    -----------    --------
Three Months Ended-
   June 30, 2008
   Revenue ................      $      -       $ 19,542       $    147       $      -      $ 19,689
   Operating (loss) income           (807)         2,657            (14)             -         1,836
   Total assets ...........           362         25,336            868         15,120        41,686

   June 30, 2007
   Revenue ................      $      -       $  5,515       $      -       $      -      $  5,515
   Operating (loss) income           (643)        (2,427)             -              -        (3,070)
   Total assets ...........           482         12,840              -          7,135        20,457

Geographic Region                  U.S.           Japan       Philippines     Australia       Total
                                 --------       --------      -----------     ---------     --------
Three Months Ended-
   June 30, 2008
   Revenue ................      $      -       $ 19,542       $    147       $      -      $ 19,689
   Operating (loss) income           (807)         2,657            (14)             -         1,836
   Total assets ...........           264         33,328            868          7,226        41,686

   June 30, 2007
   Revenue ................      $      -       $  5,515       $      -       $      -      $  5,515
   Operating (loss) income           (643)        (2,427)             -              -        (3,070)
   Total assets ...........           482         12,840              -          7,135        20,457

The following reconciles operating loss to net loss:

(dollars in thousands)                       Three Months Ended,
                                                  June 30,
                                            2008            2007
                                          -------         -------

Operating income (loss) .........         $ 1,836         $(3,070)
Other expense ...................               -             340
                                          -------         -------
Income (loss) before income taxes           1,836          (2,730)
Income tax provision (benefit ...           1,105            (603)
                                          -------         -------
Net income (loss) ...............         $   731         $(2,127)
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

INTRODUCTION

         We had revenues of $19.7 million and $5.5 for the three months ended June 30, 2008 and 2007, respectively and $29.1 million, $19.1 million and $15.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have incurred net losses from continuing operations of $8.1 million, $4.0 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services.

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

THE COMPANY AND OUR BUSINESS

         IA Global, Inc. is a broad based services company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

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

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of June 30, 2008, Global Hotline employed 1,145 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift on April 10, 2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single company named Global Hotline Philippines Inc.

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

FINANCIAL SERVICES

         In Australia, we have a 36% stake in Australian Secured Financial Limited and its affiliates, Ausec Finance Limited and ADJ Services Pty Ltd. and (collectively, "ASFL"), which raises funds through the issuance of private loans and bank debt within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions.

         In Japan, we have a 20% stake in Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm. Taicom is a financial services Company in Japan providing a broad range of value-added financial services and competitive products. These currently include the brokerage of Japanese commodities, derivative options, foreign currency, equities and investment trusts as well as the offering of investment consulting services to diversified clients such as individuals and corporations. Taicom offers creative solutions that meet the sophisticated trading requirements of its online and offline clients, who utilize Taicom's cutting-edge proprietary trading platform called TradePro, as well as its broad news and information gathering network.

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

(dollars in thousands)
                                                               Three Months Ended June 30
                                                  ------------------------------------------------------
                                                    2008           2007        $ Variance     % Variance
                                                  --------       --------      ----------     ----------
Revenue ....................................      $ 19,689       $  5,515       $ 14,174         257.0%
Cost of sales ..............................         3,196          1,642          1,554          94.6%
                                                  --------       --------       --------        ------
Gross profit ...............................        16,493          3,873         12,620         325.8%
                                                  --------       --------       --------        ------
Selling, general and administrative expenses        14,657          6,943          7,714         111.1%
                                                  --------       --------       --------        ------
Operating income (loss) ....................         1,836         (3,070)         4,906         159.8%
                                                  --------       --------       --------        ------
Other Income (Expense):
Interest income ............................            15             11              4          36.4%
Interest expense and amortization of
  beneficial conversion feature ............          (283)          (228)           (55)         24.1%
Other Income ...............................            63            569           (506)        -88.9%
Gain (loss) on equity investment in
  Australia Secured Financial Limited ......           256            (12)           268        2233.3%
Gain on equity investment in GPlus Media
  Co Ltd ...................................            23              -             23         100.0%
Gain on equity investment in Slate
  Consulting Co Ltd ........................            33              -             33        -100.0%
Loss on equity investment in Taicom
  Securities Co Ltd ........................          (107)             -           (107)       -100.0%
                                                  --------       --------       --------        ------
Total other expense ........................             -            340           (340)       -100.0%
                                                  --------       --------       --------        ------
Income (loss) before income  taxes .........         1,836         (2,730)         4,566         167.3%
Income taxes:
Current provision (benefit) ................         1,105           (603)         1,708         283.3%
                                                  --------       --------       --------        ------
Net income (loss) ..........................      $    731       $ (2,127)      $  2,858         134.4%
                                                  ========       ========       ========        ======

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2007

         Net revenue for the three months ended June 30, 2008 increased $14,174,000 to $19,689,000, as compared to the three months ended June 30, 2007. The increase was due to the expansion of the Global Hotline business with the signing of the following significant contracts with major corporations:

1. KDDI Network and Solutions signed on January 1, 2007 and was increased effective July 1, 2007 and April 1, 2008.

2. NTT signed on May 21, 2007 and was effective October 1, 2007.

3. American Life Insurance Company, a Japanese company which is a subsidiary of AIG, signed and effective on August 8, 2007, September 20, 2007 and December 1, 2007.

4. Increased revenues from other Global Hotline contracts.

COST OF SALES

         Cost of sales for the three months ended June 30, 2008 increased $1,554,000 to $3,196,000 as compared to the three months ended June 30, 2007. The increase resulted from outside agent and outsourcing and other costs related to the expansion of the Global Hotline business with the signing of significant contracts with major corporations discussed above.

EXPENSES

         Selling, general and administrative expenses for the three months ended June 30, 2008 increased $7,714,000 to $14,657,000 as compared to the three months ended June 30, 2007. This was due to increased operating expenses of $85,000 related to the implementation of SFAS 123R and $7,483,000, for additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff and training. The increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

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

OTHER INCOME/EXPENSE

         Other income/ expense for the three months ended June 30, 2008 was $0 as compared to other expense of $340,000 for the three months ended June 30, 2007. The other income/expense increase was primarily related to interest expense and amortization of the beneficial conversion feature of $283,000, offset by a gain on equity investments of $205,000 from our equity investments and other income of $63,000.

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

NET INCOME (LOSS)

         Net income for three months ended June 30, 2008 was $731,000 as compared to a net loss from of $2,127,000 for the three months ended June 30, 2007. This was due to increased gross margin of $12,620,000, offset by increased operating expenses of $7,714,000 and income taxes of $1,105,000. The increased operating expenses reflect additional staff, and building infrastructure, which included items such as PCs, workstations, and software licenses, as well as significant investment in new staff and training. The increase resulted from costs related to the expansion of the Global Hotline business with the signing of significant multi-year contracts with major corporations.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $3.2 million, net working capital of approximately $2.0 million and debt of $17.6 million as of June 30, 2008.

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

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.5 million as of June 30, 2008, with approximately $8.8 million raised in the initial public offering, $8.5 million raised in private placements, $3.6 million raised in the conversion of debt and $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $33.1 million, including $7.0 million from the ASFL equity investment, $5.2 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $7.1 million issued for services, $3.6 million related to a beneficial conversion feature, $3.8 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $17.6 million.

         As the results of Global Hotline's operations continue to improve, we expect better utilization of net cash. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

OPERATING ACTIVITIES

         Net cash provided by operating activities for the three months ended June 30, 2008 was $2,680,000. This amount was primarily related to a net income of $731,000, depreciation and amortization of $703,000, a decrease in accounts receivable of $576,000, prepaid expenses of $915,000 and deferred taxes- foreign of $777,000, offset by an increase in other assets of 584,000.

INVESTING ACTIVITIES

         Net cash used in investing activities for the three months ended June 30, 2008 was $1,112,000. This amount relates to capital expenditures of $1,089,000.

FINANCING ACTIVITIES

         Net cash used in financing activities for the three months ended June 30, 2008 was $1,118,000.

         During the three months ended June 30, 2008, Global Hotline entered into loans of approximately $3,865,000 and repaid loans of $5,483,000 and the company sold common stock for $500,000.

         Other Material Commitments. The company's contractual cash obligations as of June 30, 2008 are summarized in the table below (1):

Contractual Cash                      Less Than                              Greater Than
Obligations               Total        1 Year      1-3 Years     3-5 Years      5 Years
--------------------   -----------   -----------   ----------   ----------   ------------
Operating leases       $ 3,314,457   $ 1,989,654   $1,073,967   $  250,730   $        106
Note payable            17,753,935     9,050,116    5,314,705    3,389,114              0
Capital expenditures       250,000       250,000            0            0              0
Acquisitions                50,000        50,000            0            0              0
                       -----------   -----------   ----------   ----------   ------------
                       $21,368,392   $11,339,770   $6,388,672   $3,639,844   $        106
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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has not recorded any deferred revenue as of June 30, 2008 and March 31, 2008, respectively.

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

EQUITY INVESTMENT

         We account for our investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. Our equity investments were not considered impaired as of June 30, 2008.

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

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY ADVERSELY AFFECT OPERATIONS AND LIMIT OUR GROWTH.

         At June 30, 2008, we have current and long-term indebtedness of $17.6 million. However, we will need to incur additional indebtedness and amend our debt indebtedness in order to fund a portion of current operations and acquire businesses. In addition, we are seeking to refinance some of outstanding loans on more favorable terms to the Company, but may not be successful. See also our risk factor "We will need additional financing to support our operations and acquire businesses," above.

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

OUR STOCKHOLDERS' EQUITY MUST EXCEED $6 MILLION TO MAINTAIN OUR LISTING ON THE AMERICAN STOCK EXCHANGE

         As of June 30, 2008, we are in compliance with the AMEX continued listing standards which require us to maintain stockholders' equity of $6 million.

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

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of June 30, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 37.1% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 627,900 shares of treasury stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the Company has sole voting power and dispositive power with respect to 77,613,470 shares of common stock or approximately 47.1% of the outstanding shares of common stock of IA Global for all of the company's 2008 shareholder meetings pursuant to a proxy granted on February 21, 2008.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2008, 209.4 million shares of common stock were outstanding. Significant shares of common stock are held by our Controlling Shareholders, other company insiders and other large shareholders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the company, our controlling shareholders, other company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of June 30, 2008, total debt was $17,753,935. Debt totaling $2,447,631 is exposed to variable interest rates with current interest rates of 2.0% to 3.25%.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our principal executive and financial officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and
(2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2008, the following unregistered sales of equity securities occurred:

         On April 1, 2008, the company issued 200,000 shares of common stock to two consultants for fundraising and other services. The shares were valued at $.28 per share, the closing price on March 31, 2008.

         On April 10, 2008, the company signed definitive agreements and closed the 100% acquisition of Shift. The transaction was structured as a share exchange in which the company issued 826,086 shares of its common stock at $.23 per share, the close price during the negotiations, totaling $190,000 plus a payment of $35,000. The parties agreed to value the transaction at $225,000.

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

         On June 3, 2008, the company announced that it had closed a 20% equity investment in Taicom. The transaction between the Company and Taicom was structured as a share exchange in which the company issued 26,000,000 shares of its common stock at $.20 per share, the close price during the negotiations in exchange for 1,389,750 Class B Preferred Shares of Taicom. The parties agreed to value the transaction at $5,200,000.

         On June 28, 2008, the company converted $2,300,000 of debentures by issuing 7,666,679 shares of common stock. In addition, the company expects to issue an additional 5,862,734 shares based on the June 23-27, 2008 average closing price of $.22 per share less 25% due to the resetting of the pricing for these outstanding debentures.

Share Repurchase Program

         The following information summarizes the purchases through June 30, 2008 related to our share repurchase plan:

                                                                                  Total No. of         Maximum No. of
                                                                                Share Purchased     Shares that can be
                                           Total No. of     Ave. Price Paid   as part of Publicly    Purchased Under
             Period (1)                  Shares Purchases      Per Share        Announced Plan           the Plan
--------------------------------------   ----------------   ---------------   -------------------   ------------------
April 2, 2007 - April 30, 2007 .......          1,866,355       $ 0.251            1,866,355
July 1, 2007 - July 31, 2007 .........             30,000         0.398               30,000
August 1, 2007 - August 31, 2007 .....            135,000         0.437              135,000
September 1, 2007 - September 30, 2007             60,000         0.481               60,000
October 1, 2007 - October 31, 2007 ...             15,000         0.478               15,000
November 1, 2007 - November 30, 2007 .             31,500         0.427               31,500
December 1, 2007 - December 31, 2007 .            516,400         0.347              516,400
                                         ----------------   ---------------   -------------------   ------------------
Total ................................          2,654,255       $ 0.281            2,654,255             4,000,000
                                         ================   ===============   ===================   ==================

(1) On March 22, 2007, IA Global's board of directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2, 2007. There were no purchases during May-June 2007 or January-June 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

Exhibit
No.                               Description
-------  -----------------------------------------------------------------------
10.1 Amendment to Binding Term Sheet dated April 16, 2008, by and between IA Global, Inc. and the sellers of Asia Premier Business Suites, Inc. (3)

10.2 Amendment Agreement, dated April 25, 2008, by and between IA Global, Inc. and Esprit Co Ltd. (4)

10.3 Request For Use of Overdraft Facility dated April 30, 2008, by and between Global Hotline, Inc. and Mitsui Sumitomo Banking Corporation (English translation) (4)

10.4 Deed of Variation, dated April 24, 2008, by and between IA Global, Inc. and Frontier Mortgages Pty Ltd. (4)

10.5 Request For Loan With Draft Loan (Change), dated April 24, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English translation) (5)

10.6 Subscription Agreement, dated April 24, 2008, by and between IA Global, Inc. and Michael Ning. (5)

10.7 Subscription Agreement, dated May 8, 2008, by and between IA Global, Inc. and Michael Ning. (5)

10.8 Form of Warrant, dated May 8, 2008, by and between IA Global, Inc. and Michael Ning. (5)

10.9 Form of Warrant, dated May 8, 2008, by and between IA Global, Inc. and Michael Ning. (5)

10.10 Restricted Stock Agreement, dated April 27, 2008, by and between IA Global, Inc. and Mark Scott. (5) *

10.11 Restricted Stock Agreement, dated May 16, 2008, by and between IA Global, Inc. and Derek Schneideman. (2) *

10.12 CEO Compensation/Bonus Package, dated May 16, 2008, by and between IA Global, Inc. and Derek Schneideman. (6) *

10.13 Share Exchange Agreement, dated May 27, 2008, by and between IA Global, Inc. and Asia Premier Executive Suites, Inc., Jonathan Miller and Renee Rilloraza. (7)

10.14 Notes Payable for $100,000, dated May 27, 2008, by and between IA Global, Inc. and Jonathan Miller and Renee Rilloraza. (7)

10.15 Notes Payable for $131,000, dated May 27, 2008, by and between IA Global, Inc. and Jonathan Miller and Renee Rilloraza. (7)

10.16 Notes Payable for $37,000, dated May 27, 2008, by and between IA Global, Inc. and Jonathan Miller and Renee Rilloraza. (7)

10.17 Share Exchange Agreement, dated June 3, 2008, by and between IA Global, Inc. and Taicom Securities Co Ltd. (8)

10.18 CFO Compensation/Bonus Package, dated May 16, 2008, by and between IA Global, Inc. and Mark Scott. (6) *

10.19 Loan Agreement, dated June 4, 2008, by and between Global Hotline, Inc and Mizuho Bank Co Ltd. (English translation) (2)

10.20 Request For Loan With Draft Loan (Change), dated June 19, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English translation) (2)

10.21 Form of Warrant, dated July 28, 2008, by and between IA Global, Inc. and Michael Ning. (1)

10.22 KDDI AU Cell Phone Service Contract, dated April 1, 2008 between Global Hotline, Inc. and KDDI, Inc. (English Translation) (1) +

10.23 KDDI AU Cell Service Agreement, dated April 1, 2008 between Global Hotline, Inc. and KDDI, Inc. (English Translation) (1) +

10.24 Share Exchange Agreement, dated April 10, 2008, by and between IA Global, Inc. and P. Scott Valley and John Engel. (9)

10.25 Services Agreement, dated April 10, 2008, by and between IA Global, Inc. and IA Global, Inc. and Paper.com LLC. (9)

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

(1)   Filed herewith.

(2) Filed as an exhibit to Registrant's Transition Annual Report on Form 10-K for the year ended March 31, 2008 and filed on July 15, 2008 and incorporated herein by reference.

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


                                    IA Global, Inc.
                                    (Registrant)


Date: August 19, 2008           By: /s/ Derek Schneideman
                                    ---------------------
                                    Derek Schneideman,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Mark Scott
                                    --------------
                                    Mark Scott,
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)