Form 10-Q
period 2008-09-30
IA GLOBAL INC
filed 2008-11-19
CIK 1077634

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

                                 Yes [ ] No [X]

         As of November 19, 2008 there were issued and outstanding 210,853,489 shares of the Registrant's Common Stock.
________________________________________________________________________________

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

               Consolidated Balance Sheets ....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................33

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....44

     Item 4T.  Controls and Procedures .......................................51

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................51

     Item 1A.  Risk Factors...................................................51

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....51

     Item 3.   Defaults Upon Senior Securities ...............................52

     Item 4.   Submission of Matters to a Vote of Security Holders ...........52

     Item 5.   Other Information .............................................53

     Item 6.   Exhibits ......................................................53

Signatures ...................................................................54

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                 September 30,     March 31,
                                                                                     2008            2008
                                                                                 ------------    ------------
ASSETS                                                                            (unaudited)      (audited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $  2,471,080    $  1,626,862
  Accounts receivable, net of allowance of $456,357 and $674,886, respectively      8,359,048      12,746,290
  Prepaid expenses ...........................................................        564,232       1,967,164
  Notes receivable ...........................................................      2,965,149       1,484,519
  Other current assets .......................................................        180,402         462,709
  Deferred taxes - foreign ...................................................      1,397,318       1,477,580
                                                                                 ------------    ------------
    Total current assets .....................................................     15,937,229      19,765,124

EQUIPMENT, NET ...............................................................      2,963,634       2,431,954

OTHER ASSETS
  Intangible assets, net .....................................................        623,410         331,129
  Equity Investment in Taicom Securities Co Ltd ..............................      4,979,756               -
  Equity investment in Australia Secured Financial Limited ...................      7,244,058       6,930,355
  Equity investment in GPlus Media Co Ltd ....................................      1,407,908       1,380,386
  Equity investment in Slate Consulting Co Ltd ...............................      1,409,153       1,396,481
  Other assets ...............................................................      3,392,396       2,704,752
                                                                                 ------------    ------------

                                                                                 $ 37,957,544    $ 34,940,181
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ...................................................   $    830,999    $    197,943
  Accrued liabilities ........................................................      6,599,503       7,851,636
  Consumption taxes received .................................................        628,335         460,067
  Note payable - current portion of long term debt ...........................      8,993,634      10,510,655
                                                                                 ------------    ------------
    Total current liabilities ................................................     17,052,471      19,020,301
                                                                                 ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt .............................................................      7,502,124       8,593,594
  Convertible debentures .....................................................              -       2,195,833
                                                                                 ------------    ------------
                                                                                    7,502,124      10,789,427
                                                                                 ------------    ------------
STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value, 5,000 authorized, none outstanding ........              -               -
  Common stock, $.01 par value, 300,000,000 shares authorized,
    211,215,967 and 165,303,543, issued and outstanding, respectively ........      2,112,160       1,653,035
  Additional paid in capital .................................................     52,488,679      43,882,701
  Accumulated deficit ........................................................    (40,301,360)    (39,330,512)
  Accumulated other comprehensive loss .......................................       (643,623)       (821,864)
                                                                                 ------------    ------------
                                                                                   13,655,856       5,383,360
  Less common stock in treasury, at cost .....................................       (252,907)       (252,907)
                                                                                 ------------    ------------
    Total stockholder's equity ...............................................     13,402,949       5,130,453
                                                                                 ------------    ------------

                                                                                 $ 37,957,544    $ 34,940,181
                                                                                 ============    ============

                                See notes to consolidated financial statements.

                                                       3

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                          Three Months Ended September 30,     Six Months Ended September 30,
                                          -------------------------------     -------------------------------
                                              2008              2007              2008              2007
                                          -------------     -------------     -------------     -------------
                                           (unaudited)       (unaudited)       (unaudited)       (unaudited)
REVENUE ...............................   $  15,363,607     $   6,461,544     $  35,052,315     $  11,976,334

COST OF SALES .........................       3,034,679         2,200,148         6,230,503         3,842,273
                                          -------------     -------------     -------------     -------------

GROSS PROFIT ..........................      12,328,928         4,261,396        28,821,812         8,134,061

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES ..............................      14,110,639         8,698,610        28,767,327        15,641,758
                                          -------------     -------------     -------------     -------------

OPERATING (LOSS) INCOME ...............      (1,781,711)       (4,437,214)           54,485        (7,507,697)
                                          -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSE):
  Interest income .....................           1,480             5,557            16,074            16,159
  Interest expense and amortization of
    beneficial conversion feature .....        (222,195)         (282,579)         (505,643)         (510,111)
  Other income ........................           5,530             1,287            68,228           570,050
  Gain (loss) on equity investment in
    Australia Secured Financial Limited          18,492           (66,601)          274,611           (77,982)
  Gain (loss) on equity investment in
    GPlus Media Co Ltd ................          20,783            (1,079)           53,418            (1,079)
  Gain on equity investment in Slate
    Consulting Co Ltd .................             460             1,730            23,565             1,730
  Loss on equity investment in Taicom
    Securities Co Ltd .................        (113,708)                -          (220,244)                -
  Conversion of debenture expense .....               -          (120,046)                -          (120,046)
  Foreign currency transaction
    adjustment ........................         (62,819)           11,381           (65,760)           11,381
                                          -------------     -------------     -------------     -------------
    Total other income (expense) ......        (351,977)         (450,350)         (355,751)         (109,898)
                                          -------------     -------------     -------------     -------------

(LOSS) BEFORE INCOME TAXES ............      (2,133,688)       (4,887,564)         (301,266)       (7,617,595)

Income taxes - current (benefit)
  provision ...........................        (435,202)       (1,266,565)          669,582        (1,869,953)
                                          -------------     -------------     -------------     -------------

NET LOSS ..............................   $  (1,698,486)    $  (3,620,999)    $    (970,848)    $  (5,747,642)
                                          =============     =============     =============     =============

Basic and diluted loss per share of
  common stock ........................   $       (0.01)    $       (0.02)    $       (0.01)    $       (0.04)

Weighted average shares of common
  stock outstanding ...................     209,727,516       155,960,566       193,172,522       153,660,189


                                See notes to consolidated financial statements.

                                                       4

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               Six Months Ended September 30,
                                                                              -------------------------------
                                                                                  2008               2007
                                                                              ------------       ------------
                                                                               (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ....................................................      $   (970,848)      $ (5,747,642)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
      Depreciation and amortization ....................................           818,617            940,466
      Amortization of beneficial conversion feature ....................           104,167            208,333
      Amortization of prepaid financing ................................            47,684                  -
      Stock based compensation .........................................           250,811             78,526
      Common stock issued for services .................................           172,584                  -
      Conversion of debenture expense ..................................                 -            120,046
      (Gain) loss on equity investments ................................          (133,653)            79,539
  Changes in operating assets and liabilities:
    Accounts receivable ................................................         4,397,996           (946,805)
    Consumption tax paid ...............................................                 -                  -
    Prepaid expenses ...................................................         1,374,445           (120,517)
    Notes receivable ...................................................        (1,480,630)          (999,922)
    Other current assets ...............................................           295,102            (57,139)
    Deferred taxes - foreign ...........................................            80,262         (2,328,872)
    Other assets .......................................................          (687,644)        (1,083,846)
    Accounts payable - trade ...........................................           673,689            204,177
    Accrued liabilities ................................................        (1,255,462)           965,853
    Consumption taxes received .........................................           168,268           (435,055)
    Income taxes payable - foreign .....................................                 -           (761,984)
    Deferred revenue ...................................................                 -           (441,710)
                                                                              ------------       ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....................         3,855,388        (10,326,552)
                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .................................................        (1,089,196)          (709,579)
  Sale of marketable securities ........................................                 -            253,767
  Acquisition of subsidiary Shift Resources, Inc. ......................           (35,000)                 -
  Acquisition of investment in Australian Secured Financial Limited ....                 -           (125,000)
  Cash from acquisition of Shift Resources, Inc. and Asia Premier
    Executive  Suites, Inc. ............................................            12,158                  -
                                                                              ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES: .................................        (1,112,038)          (580,812)
                                                                              ------------       ------------

CASH FROM FINANCING ACTIVITIES:
  Proceeds from debt ...................................................         3,962,310         15,490,519
  Repayments of debt ...................................................        (5,508,602)        (2,704,660)
  Proceeds from exercise of options ....................................            10,800             87,917
  Proceeds from sale of common stock ...................................           562,086            200,000
  Purchase of common shares for treasury ...............................                 -           (568,035)
                                                                              ------------       ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ....................          (973,406)        12,505,741
                                                                              ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...................         1,769,944          1,598,377

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................          (925,726)          (206,316)

CASH AND CASH EQUIVALENTS, beginning of period .........................         1,626,862          3,908,186
                                                                              ------------       ------------

CASH AND CASH EQUIVALENTS, end of period ...............................      $  2,471,080       $  5,300,247
                                                                              ============       ============

Supplemental disclosures of cash flow information:
  Interest paid ........................................................      $    260,252       $    119,316
  Taxes paid ...........................................................      $    385,180       $  1,022,422

Non-cash investing and financing activities:
  Conversion of debentures into Common Stock ...........................      $  2,300,000       $    964,048
  Conversion of interest payable on debentures into Common Stock .......      $     78,822       $          -
  Issuance of Preferred Stock for acquisition of Investment -
    Australian Secured Financial Limited ...............................      $          -       $          -
  Issuance of Common Stock for acquisition of Subsidiary -
    Asia Premier Executive Suites, Inc. ................................      $    300,000       $          -
  Equity investment in GPlus Media Co Ltd for common stock .............      $          -       $  1,360,000
  Equity investment in Slate Consulting Co Ltd for common stock ........      $          -       $  1,440,000
  Issuance of Common Stock for acquisition of Subsidiary -
    Shift Resources, Inc. ..............................................      $    190,000       $          -
  Issuance of Common Stock for acquisition of Investment -
    Taicom Securities Co., Ltd. ........................................      $  5,200,000       $          -
  Issuance of Note Payable for acquisition of Subsidiary -
    Asia Premier Executive Suites, Inc. ................................      $    268,000       $          -


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

         To realize this plan, the company is actively expanding investments in the business process outsourcing ("BPO"), this also includes human resources and human capital elements necessary to recruit and train the very large numbers of people necessary to transact BPO, B2B and financial services sectors. These sectors demonstrate long-term growth prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, we are expanding our reach to encompass, the Philippines, Southeast Asia and the outstanding growth opportunities and synergies these markets present.

         In Japan, IA Global is 100% owner of Global Hotline, Inc., a Business Process Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         In the Philippines, IA Global is the 100% owner of Asia Premier Executive Suites Inc. and Shift Resources Inc., companies that have now been merged into a single company named Global Hotline Philippines Inc.

         In the Asia Pacific region, the company has equity investments of 25.0% in GPlus Media Co Ltd, 20.25% in Slate Consulting Co Ltd, 36.0% in Australian Secured Financial Limited and 20% in Taicom Securities Co Ltd. These organizations provide services, value-add investor relations services, capital raising and other income to IA Global, Inc.

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

THE COMPANY'S COMMON STOCK

         Our common stock currently trades on the NYSE Alternext US market under the symbol "IAO."

Unaudited Financial Statements

         The accompanying unaudited consolidated financial statements of IA Global and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2008 and 2007 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's transition report on Form 10-K for the three months ended March 31, 2008 as filed with the Securities and Exchange Commission ("SEC") on July 15, 2008.

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

         This Quarterly Report on Form 10-Q is the company's second quarterly report for our newly adopted fiscal year-end of March 31, 2009. This Quarterly Report covers the three months ended September 30, 2008.

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

         The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately $81,000 at current exchange rates. At times during the quarter ended September 30, 2008, the company's cash in bank deposit accounts exceed federally insured limits with regards to certain accounts in the United States, and exceeded Japanese statutory limits with regards to certain accounts in Japan. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has not recorded any deferred revenue as of September 30, 2008 and March 31, 2008, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three and six months ended September 30, 2008 and 2007.

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

                                             For the Six Months Ended
                                                   September 30,
                                             ------------------------
                                                2008          2007
                                                ----          ----
         Risk free interest rate ..........     3.96%         5.87%
         Expected life ....................   8.02 yrs      8.04 yrs
         Dividend rate ....................     0.00%         0.00%
         Expected volatility ..............     112%          111%

         The company recorded $250,811 and $78,526 of compensation expense, net of related tax effects, relative to stock options for the six months ended September 30, 2008 and 2007, respectively in accordance with Financial Accounting Standards No. 123-R, Share-Based Payment, ("SFAS 123R"). Net loss per share basic and diluted for this expense was approximately ($0.00).

         As of September 30, 2008, there is approximately $884,228 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. The company did not issue grants for shares of common stock to non-employees during the six months ended September 30, 2008. There are 273,929 stock options outstanding for non-employees as of September 30, 2008 at an average exercise price of $.342 per share.

         On April 27, 2008, the company's compensation committee granted performance stock option grants for 135,000 shares of common stock to the employees of GPlus Media at an average price of $.280 per share, the close price on April 26, 2008, the last day before the compensation committee meeting. The stock option grants vest on March 31, 2009 if GPlus achieves revenues of $3,200,000 for the April 1, 2008-March 31, 2009 period and are being awarded to employees of an equity investment.

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

         On May 30, 2008, the company's board of directors, the company granted stock options to purchase common stock of 656,000 shares to Global Hotline Philippines Inc. The options were granted at the fair market price of $0.28 per share based on the adjusted closing price on May 30, 2008, the day the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on May 29, 2018.

         On July 29, 2008, the company's compensation committee, granted stock options to purchase common stock of 200,000 shares each to Mr. Anan, Mr. Ishii, Mr. La Cara, Mr. Nelson, Mr. Schneideman, Mr. Scott and Ms. Towada for their election to the board of directors. The options were granted at the fair market price of $0.12 per share based on the adjusted closing price on July 29, 2008, the day the directors were elected to the board of directors. In accordance with the IA Global, Inc. 2007 Stock Incentive Plan, as amended (the "Plan") the stock options vest quarterly over three years and expire on July 28, 2018.

         On July 29, 2008, the stockholders voted to increase the number of shares authorized under the Plan from 20,000,000 to 27,500,000 at the company's annual shareholder meeting.

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

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss) before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The company recognizes deferred assets to the extent that management has determined their realization. As of September 30, 2008 and March 31, 2008, the company has a deferred tax asset of $1,397,318 and $1,477,580, respectively, based on prior Japanese net operating losses that company management has determined is available to offset future taxable income and that is expected to be realized.

LITIGATION COSTS - The company is subject to possible legal actions arising in the ordinary course of business. The company regularly reviews the status of pending legal actions to evaluate the amount and likelihood of any potential loss. The company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from the company's estimates, the company may be required to adjust its accruals in the future. The company has no pending legal proceedings against it as of September 30, 2008.

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The equity investments were not considered impaired as of September 30, 2008.

NET LOSS PER SHARE - The company has adopted SFAS No. 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2008, there were options outstanding for the purchase of 12,000,512 common shares, warrants for 4,462,243 common shares and shares issued as collateral for loans of 9,000,000 shares of common stock which could potentially dilute future earnings per share.

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

         In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company's results of operations, financial position or liquidity.

         In May 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

         In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission ("SEC") of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

         On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

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

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company in a constantly growing key industry sector, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which resulted in identifiable intangible assets. Global Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to September 30, 2008. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         Global Hotline was established on September 7, 2004, as an operator of major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations. As of September 30, 2008, they operate ten call centers in Japan and employ 1,221 full time and part time employees.

         On July 25, 2007, Global Hotline announced that it had closed an Agreement with KDDI for the three month period ending September 30, 2007. Global Hotline agreed to sell telephone products on behalf of KDDI and will be paid an hourly rate, with payment due in 30 days after the month billed. Subsequently, the company automatically renewed this contract through September 30, 2008. On October 20, 2008, Global Hotline announced that it had signed an Agreement with KDDI for the three month period from October 1, 2008 to December 31, 2008. GHI has agreed to sell telephone and wireless products on behalf of KDDI and will be paid an hourly rate for products sold with a possible bonus on wireless sales if certain volume targets are achieved, with payments due in 30 days after the month billed. The Agreement may be cancelled under certain conditions.

         On December 22, 2005, a wholly owned subsidiary of Global Hotline, IA Partners Co Ltd ("IA Partners"), entered into an agreement (the "Partner Contract") with Internet Service Partners, a Japanese company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of NTT and Internet Service Partners, with sales commissions payable from 30-120 days after confirmation by Internet Service Partners The Partner Contract was automatically renewed on December 22, 2006, and continues to be automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. On October 22, 2008, the parties automatically renewed this agreement and it will expire on December 22, 2009. The Partner Contract may be cancelled under certain conditions.

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

         On October 21, 2008, IA Partners announced that a Memorandum on Telemarketing Support and an Agency Agreement (together, the "Agreements") were signed with AFLAC for the period June 1, 2008 through May 31, 2009. The IA Partners has agreed to sell insurance products on behalf of AFLAC, with fees payable based on booths operated and a percentage of the annual premium sold, with payments due in 30 days after the month billed. The Agreements may be cancelled under certain conditions.

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

         On May 21, 2007, IA Partners entered into a Call Center Business Service Agency Agreement with NTT, a Japanese company. IA Partners sells various internet and broadband products on behalf of NTT, with sales commissions payable from 30 days after confirmation by NTT. The Agency Agreement expires on May 20, 2008. The Agency Agreement can be terminated by either party upon ninety days notice. The Agency Agreement may be cancelled under certain conditions. To service this Agency Agreement, IA Partners opened a call center in Osaka, Japan. Sales activities started in October 2007. The Agency Agreement was automatically renewed on May 19, 2008 through May 21, 2009. The Agreement may be cancelled under certain conditions.

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

         On January 7, 2008, Inforidge entered into an Outbound Telemarketing Agreement, effective as of November 30, 2007, with Alico. Pursuant to this agreement, Inforidge will receive payments for expanding telemarketing operations related to prior agreements with Alico. The Agreement expired on March 31, 2008, but has been extended through December 31, 2008.

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

         On May 9, 2008, Global Hotline entered into Sales and Promotion Agreements with Belluna Co. Ltd., a Japanese company ("Belluna"). Global Hotline agreed to represent Belluna in its mail order business, with sales commissions payable in thirty days. The Agreements expire on May 8, 2009 and 2010, and are automatically renewable for an additional year. The Agreements may be cancelled with 90 or 120 days notice, respectively. The Agreements may be cancelled under certain other conditions.

         On May 9, 2008, Inforidge entered into Recruiting Agreements with Belluna. Inforidge agreed to assist Belluna in temporary hiring for its mail order business, with commissions payable in thirty days. The Agreement expires on May 8, 2009, and is automatically renewable for an additional year. The Agreements may be cancelled under certain conditions.

         On May 7, 2008, Global Hotline and Inforidge entered into Agreements with Zurich Japan Co Ltd., a Japanese company ("Zurich"). Pursuant to these Agreements, Global Hotline and Inforidge agreed to sell insurance products on behalf of Zurich, with sales commissions payable in thirty days. The Agreements have no expiration date, but can be cancelled with sixty days notice by either party. The Agreements may be cancelled under certain other conditions.

GLOBAL HOTLINES PHILIPPINES INC.

         In the Philippines, IA Global is the 100% owner of Asia Premier Executive Suites Inc. ("Asia Premier") and Shift Resources Inc. ("Shift"), companies who have now been merged into a single organization named Global Hotline Philippines Inc. ("GHP").

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

         The transaction was structured as a share exchange in which IA Global issued 1,250,000 shares of its common stock at $.24 per share, the close price during the negotiations, totaling $300,000; plus three Notes Payable totaling $268,000, of which $189,000 was paid as of November 19, 2008 and the balance is expected to paid by December 31, 2008 and an earn-out capped at $50,000 based on profitability of the Asia Premier business through January 27, 2009. The transaction was valued at $618,000.

         On April 10, 2008, the company acquired the 100% acquisition of Shift. Shift provides a range of in-bound and out-bound call centers, lead generation and customer service solutions for international companies across multiple time zones.

         The transaction was structured as a share exchange in which the company issued 826,086 shares of its common stock at $.23 per share, the close price during the negotiations, totaling $190,000 plus a payment of $35,000 at closing. The transaction was valued at $225,000.

         As of September 30, 2008, GHP operates one call center in the Philippines and employs 77 full time and part time employees.

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

         For the six months ended September 30, 2008, the company recorded a gain on our investment in GPlus of $53,418 that increased our investment in GPlus. The investment in GPlus was valued at $1,407,908 as of September 30, 2008.

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

         For the six months ended September 30, 2008, the company recorded a gain on our investment in Slate of $23,565 that increased our investment in Slate. The investment in Slate was valued at $1,409,153 as of September 30, 2008.

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

         For the six months ended September 30, 2008, the company recorded a profit on our investment in ASFL of $274,611 that increased our investment in ASFL. The investment in ASFL was valued at $7,244,058 as of September 30, 2008.

EQUITY INVESTMENT IN TAICOM SECURITIES CO LTD

         On June 3, 2008, the company announced that it had closed a 20% equity investment in Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm. This equity investment was an expansion of the financial services business of IA Global.

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

         The transaction between the Company and Taicom was structured as a share exchange in which the Company issued 26,000,000 shares of its common stock at $.20 per share, the close price during the negotiations in exchange for 1,389,750 Class B Preferred Shares of Taicom. The transaction was valued at $5,200,000.

         For the six months ended September 30, 2008, the company recorded a loss on our investment in Taicom of $220,244 that decreased our investment in Taicom. The investment in Taicom was valued at $4,979,756 as of September 30, 2008.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the equity investments for the six months ended September 30, 2008 and 2007:

Six Months Ended September 30, 2008 (Unaudited)

                                               Pre-             Pre-
                                           Acquisition      Acquisition
                                          Operations of    Operations of
                                             Taicom        Global Hotline      Pro Forma
                          As Reported      Securities       Philippines        Six Months
                          Six Months        April 1 -        April 1 -           Ended
                         September 30,       June 3,          May 27,        September 30,
                              2008            2008 *           2008 *            2008
                         -------------    -------------    --------------    -------------
Revenue .............    $ 35,052,315     $          -     $      37,525     $ 35,089,840
Income (loss) before
 extraordinary items         (970,848)        (260,807)             (679)      (1,232,335)
Net income (loss) ...        (970,848)        (260,807)             (679)      (1,232,334)
Net profit per common
 share ..............           (0.01)               -                 -            (0.01)

* - Taicom Securities equity investment closed on June 3, 2008 and the Global Hotline Philippines acquisitions closed on April 10, 2008 (Shift Resources) and on May 24, 2008 (Asia Premier).

Six Months Ended September 30, 2007

                                                                Pre-
                                               Pre-         Acquisition
                                           Acquisition     Operations of
                                          Operations of        Slate          Pro Forma
                          As Reported      GPlus Media      Consulting        Six Months
                          Six Months        April 1 -        April 1 -          Ended
                         September 30,      August 23,       August 23,      September 30,
                              2007            2007 *           2007 *            2007
                         -------------    -------------    --------------    -------------
Revenue .............    $ 11,976,334     $          -     $           -     $ 11,976,334
Loss (income) before
 extraordinary items       (5,747,642)    $     (4,098)             6,582      (5,745,158)
Net loss (income) ...      (5,747,642)    $     (4,098)             6,582      (5,745,158)
Loss per common share           (0.04)               -                  -           (0.04)

* - GPlus and Slate equity investments closed on August 24, 2007.

There were no material, nonrecurring items included in the reported the pro-forma results.

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $8,359,048 and $12,746,290 as of September 30, 2008 and March 31, 2008, respectively. The company had the following customers with sales in excess of 10%, and these are their respective percentages of consolidated revenue for the following periods:

                                           Six Months Ended    Year Ended
                                             September 30,      March 31,
                                                 2008             2008
                                           ----------------    ----------
         KDDI Network Solutions .......           24%              27%
         Internet Service Partners/ NTT           17%              27%
         AIG ..........................           12%              21%
         Softbank .....................           30%              15%

         KDDI is a Global Hotline customer. Internet Service Partners/NTT is a IA Partners customer. AIG is an IA Partner and Inforidge customer. Softbank is a Global Hotline and SG Telecom customer. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 18% and 11% of accounts receivable as of September 30, 2008 and March 31, 2008, respectively. Internet Service Partners/ NTT accounted for 40% and 23% of total accounts receivable as of September 30, 2008 and March 31, 2008, respectively. AIG accounted for 3% and 20% of total accounts receivable as of September 30, 2008 and March 31, 2008, respectively. Softbank accounted for 3% and 31% of total accounts receivable as of September 30, 2008 and March 31, 2008. The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID EXPENSES

         Prepaid expenses were $564,232 and $1,987,164 as of September 30, 2008 and March 31, 2008, respectively. Such assets as of September 30, 2008 and March 31, 2008 included prepaid insurance, prepaid financing costs and other costs incurred by the company and rent and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $2,963,634 and $2,431,954 as of September 30, 2008 and March 31, 2008, respectively. Accumulated depreciation was $1,569,201 and $1,128,000 as of September 30, 2008 and March 31, 2008, respectively. Total depreciation expense was $435,509 and $171,943 for the six months ended September 30, 2008 and 2007, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

         Property and equipment is comprised of the following:

                                    Estimated       September 30,     March 31,
                                   Useful Lives         2008            2008
                                  --------------    ------------    -----------
Equipment and vehicles .......    24 - 60 months    $ 3,432,835     $ 2,559,954
Leasehold Improvements .......    27 - 60 months      1,100,000       1,000,000
                                                    -----------     -----------
                                                      4,532,835       3,559,954
Less: accumulated depreciation                       (1,569,201)     (1,128,000)
                                                    -----------     -----------
                                                    $ 2,963,634     $ 2,431,954
                                                    ===========     ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of September 30, 2008 and March 31, 2008 consisted of the following:

                                  September 30,     March 31,
                                      2008            2008        Estimated Life
                                  ------------     -----------    --------------
Customer contracts ...........    $  5,621,400     $ 4,946,030        3 years
Less: accumulated amortization      (4,997,990)     (4,614,901)
                                  ------------     -----------
    Intangible assets, net ...    $    623,410     $   331,129
                                  ============     ===========

         Total amortization expense was $383,109 and $794,704 for the six months ended September 30, 2008 and 2007, respectively.

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

NOTE 8.  OTHER ASSETS

         Other assets were $3,392,396 and $2,704,752 as of September 30, 2008 and March 31, 2008, respectively. Such assets as of September 30, 2008 and March 31, 2008 included bonds related to Global Hotline's leased facilities, loans receivable from Tesco Co Ltd ("Tesco") and employee loans receivable.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $6,599,503 and $7,851,636 as of September 30, 2008 and March 31, 2008, respectively. Such liabilities consisted the following:

                                         September 30,     March 31,
                                             2008            2008
                                         -------------    ----------
Accrued salaries and payroll taxes ...    $2,928,630      $2,239,185
Trade debt not in accounts payable ...     2,041,969       4,308,945
Accrued interest .....................       462,054         504,043
Other accrued expenses ...............     1,166,850         799,462
                                          ----------      ----------
                                          $6,599,503      $7,851,636
                                          ==========      ==========

NOTE 10. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt were $16,495,758 and $19,104,249 as of September 30, 2008 and March 31, 2008 consisted of the following:

Global Hotline, Inc.
--------------------

Mitsui Sumitomo Bank Co Ltd.
----------------------------

         On September 29, 2006, Global Hotline received a 30,000,000 Yen, or approximately $255,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires monthly payments of 357,000 Yen or approximately $3,000 at current exchange rates starting on October 31, 2006 with a final payment of 369,000 Yen or approximately $3,000 due on September 30, 2013. The loan provides for interest at 2.375% payable monthly starting on September 30, 2006.

         On December 26, 2006, IA Partners received a 200,000,000 Yen, or approximately $1,683,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a quarterly payment of principal of 12,500,000 Yen, or approximately $105,000 at current exchange rates, starting on March 20, 2008 with a final payment due on December 20, 2011. Interest of 2.00% plus the 3 month TIBOR totaling 2.703% was paid quarterly starting on June 20, 2007.

         On May 16, 2007, Global Hotline received a 50,000,000 Yen, or approximately $415,400 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a monthly payment of 640,000 Yen, or approximately $5,300 at current exchange rates, starting on December 31, 2007 with a final payment due on April 30, 2014. Interest of 2.375% is paid monthly, with the first payment on May 16, 2007 and then monthly starting on June 30, 2007. The loan is guaranteed by the Tokyo Guarantee Association for a fee of 2,750,625 Yen or approximately $22,900 at current exchange rates.

         On June 19, 2007, IA Partners received a 100,000,000 Yen, or approximately $812,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan required a balloon payment of 100,000,000 Yen, or approximately $812,000 at current exchange rates, on January 31, 2008. Interest of 3.0% is paid quarterly starting on June 19, 2007. On April 24, 2008, IA Partners signed an amendment extending the due date to June 19, 2008. On June 19, 2008, IA Partners signed an amendment extending the term to July 31, 2008. On August 1, 2008, IA Partners signed an amendment extending the term to August 19, 2008. On September 5, 2008, IA Partners signed an amendment requiring a monthly repayment of 2,777,000 Yen, or approximately $26,000 at current exchange rates starting on September 30, 2008. On February 2, 2009, the monthly repayment is reset over the remaining payment term, which expires September 30, 2009 or repayment of 88,892,000 Yen or approximately $816,000 at current exchange rates may be required. Interest of 3.375% is payable monthly starting on September 30, 2008.

         On June 19, 2007, Global Hotline received a 100,000,000 Yen, or approximately $812,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a monthly payment of 1,666,000 Yen, or approximately $14,000 at current exchange rates, starting on August 1, 2007, with a final payment of 1,707,000 Yen or approximately $14,000 on June 19, 2012. Interest of 3.25% is paid monthly starting on June 19, 2007.

         On July 27, 2007, Global Hotline received a 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a balloon payment of 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, on January 25, 2008. Interest of 3.00% was to be paid on January 25, 2008. On April 30, 2008, Global Hotline signed an amendment extending the term and interest payment to July 25, 2008. On August 1, 2008, Global Hotline amended the loan. The amendment requires a monthly repayment of 5,555,000 Yen, or approximately $51,000 at current exchange rates starting August 31, 2008. On February 2, 2009, the monthly repayment is reset over the remaining payment term, which expires September 30, 2009 or repayment of 172,255,000 Yen or approximately $1,581,000 at current exchange rates may be required. Interest of 3.375% is payable monthly starting August 31, 2008.

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

Mitsubishi Tokyo UFJ Bank Co Ltd.
---------------------------------

         On July 31, 2007, IA Partners received a 150,000,000 Yen, or approximately $1,217,000 at current exchange rates, working capital loan from Mitsubishi Tokyo UFJ Bank Co Ltd. The loan requires a quarterly payment of 7,500,000 Yen, or approximately $61,000 at current exchange rates, starting on October 31, 2007, with a final payment due on July 25, 2012. Interest of 2.81% is paid quarterly starting on October 31, 2007.

         On July 31, 2007, Global Hotline received a 350,000,000 Yen, or approximately $2,840,000 at current exchange rates, working capital loan from Mitsubishi Tokyo UFJ Bank Co Ltd. The loan requires quarterly payments of 17,500,000 Yen, or approximately $142,000 at current exchange rates, starting on October 31, 2007, with a final payment due on July 31, 2012. Interest of 2.775% is paid quarterly starting on October 31, 2007.

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

Mizuho Bank Co Ltd.
-------------------

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

Other Banks
-----------

         On December 25, 2006, Global Hotline received a 30,000,000 Yen, or approximately $252,000 at current exchange rates, working capital loan from Resona Bank Co. Ltd. The loan requires monthly payments of 910,000 Yen or approximately $8,000 at current exchange rates starting on April 30, 2007 with a final payment of 880,000 Yen or approximately $7,000 due on November 30, 2009. The loan provides for interest at 2.425% with interest payments starting on April 30, 2007 and is guaranteed by Tokyo Guarantee Association.

         On August 25, 2008, Global Hotline received a 30,000,000 Yen, or approximately $272,000 at current exchange rates working capital loan from Yachiyo Bank Co Ltd. The loan requires a monthly payment of 5,000,000 Yen, or approximately $45,000 at current exchange rates starting on October 6, 2008 with a final payment on March 5, 2009. Interest of 2.50% is to be paid starting October 6, 2008.

         On August 29, 2008, Global Hotline received a 10,000,000 Yen, or approximately $95,000 at current exchange rates working capital loan from Higashi-Nippon Bank Co Ltd. The loan requires a monthly payment of 833,000 Yen, or approximately $8,000 at current exchange rates starting on September 25, 2008 with a final payment on August 25, 2009. Interest of 2.70% is to be paid starting October 6, 2008. The loan is guaranteed by Tokyo Credit Guarantee Association. Global Hotline paid a bank fee of 68,250 Yen or approximately $6,000 at current exchange rates.

         All of the above loans, unless otherwise indicated, are guaranteed by Hideki Anan, the CEO of Global Hotline. There are no covenants or security requirements related to these loans.

         Global Hotline will need to repay or refinance $9.0 million by September 30, 2009.

IA Global, Inc.
---------------

         On December 21, 2007, IA Global entered into a $500,000 Loan Agreement and a Share Mortgage Agreement with Frontier Mortgages Pty Ltd ("Frontier"), an Australian company affiliated with a selling shareholder of ASFL, an entity in which the company owns a 36% interest.

         On April 24, 2008, the company entered into a Deed of Variation Agreement ("Variation Agreement"),amending the terms of its working capital loan with Frontier for an extension fee of $25,000. Pursuant to the Variation Agreement, the company repaid $20,000 of the extension fee, $200,000 of principal and $300,000 of principal on April 28, 2008, April 29, 2008 and May 12, 2008. The balance of the extension fee and any outstanding interest was repaid during the three months ending September 30, 2008.

         On June 19, 2008, the company entered into a three year loan agreement with GFS Investments, Inc., pursuant to which the company received a loan in the principal amount of approximately $330,577 at an interest rate of 11.75% per annum. The interest is payable quarterly starting October 2008. The company issued 6,000,000 shares of common stock as of September 30, 2008 and 6,632,500 shares as of November 19, 2008 which serve as collateral for the loan. In addition, the company paid $59,386 in fees, which are being amortized over the life of the loan. At the termination of the loan, the company may repay the loan, forfeit the shares to the lender or renew the loan on a year by year basis. The loan cannot be terminated without the sole agreement of the lender.

         On July 14, 2008 and August 11, 2008, the company entered into a three year loan agreement with Artemis Capital Group LLC, pursuant to which the company received loans in the principal amount of approximately $199,500 at an interest rate of 7.0% per annum. The interest is payable quarterly starting October 2008. The company issued 3,000,000 shares of common stock as of September 30, 2008 and 3,554,546 total shares as of November 19, 2008 which serve as collateral for the loans. In addition, the company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loan, the company may repay the loan, forfeit the shares to the lender or renew the loan on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty.

         All the loans were used for working capital, including the merger and acquisition program.

NOTE 11. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of September 30, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 37.0% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 627,900 shares of treasury stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the Company has sole voting power and dispositive power with respect to 77,613,470 shares of common stock or approximately 47.1% of the outstanding shares of common stock of IA Global for all of the company's 2008 shareholder meetings pursuant to a proxy granted on February 21, 2008.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of September 30, 2008, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
      Global Hotline, Inc. .........................................  100.0%
      Global Hotline Philippines, Inc. .............................  100.0% (1)
      IA Global Japan Co Ltd. ......................................  100.0%
      GPlus Media Co Ltd. ..........................................   25.0%
      Slate Consulting Co Ltd. .....................................   20.25%
      Australian Secured Financial Limited. ........................   36.0%
      Taicom Securities Co Ltd. ....................................   20.0% (2)

Global Hotline, Inc. owns:
      Inforidge Co Ltd. ............................................  100.0%
      IA Partners Co Ltd. ..........................................  100.0%
      SG Telecom, Inc. .............................................  100.0%

Inter Asset Japan LBO No. 1 Fund owns:
      IA Global, Inc. ..............................................   14.1%

PBAA Fund Ltd. owns:
      IA Global, Inc. ..............................................   11.4%

Terra Firma Fund Ltd. owns:
      IA Global, Inc. ..............................................    6.2%

Inter Asset Japan Co., Ltd. owns:
      IA Global, Inc. ..............................................    1.0%

IA Turkey Equity Portfolio Ltd owns:
      IA Global, Inc. ..............................................    1.2%

Mr. Hiroki Isobe owns:
      IA Global, Inc. ..............................................    2.1%
      Tesco Co Ltd. ................................................   23.0%

Kyo Nagae owns:
      IA Global, Inc. ..............................................    0.7%

(1) Established on July 4, 2008.

(2) Equity investment closed June 3, 2008.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006, Mr. Kyo Nagae, CFO of Global Hotline, became President of IAJ and IAJ LBO Fund.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a 23% minority ownership percentage in Tesco. Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes Global Hotline $3,431,033 and $2,046,513 as of September 30, 2008 and March 31, 2008, respectively.

NOTE 12. EQUITY TRANSACTIONS/ TREASURY STOCK

         During the six months ended September 30, 2008, the following stockholder equity events occurred:

         On March 22, 2007, the company announced a stock repurchase program. Starting on April 2, 2007, the company may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of June 30, 2008, the company repurchased 2,654,255 shares in public and private transactions at an average price of $0.281 per share. The company reused 2,026,355 shares as part of our Slate equity investment at an average cost of $.267 per share. The company owns 627,900 shares at an average cost of $.323 per share as of September 30, 2008. The shares are valued using the cost method of accounting for treasury stock.

         On April 1, 2008, the company issued 200,000 shares of common stock to two consultants for financing and other services. The shares were valued at $.28 per share, the closing price on March 31, 2008.

         On April 10, 2008, the company signed definitive agreements and closed the 100% acquisition of Shift. The transaction was structured as a share exchange in which the company issued 826,086 shares of its common stock at $.23 per share, the close price during the negotiations, totaling $190,000 plus a payment of $35,000. The transaction was valued at $225,000.

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

         On May 27, 2008, the company acquired 100% of Asia Premier. The transaction was structured as a share exchange in which IA Global issued 1,250,000 shares of its common stock at $.24 per share, the close price during the negotiations, totaling $300,000; plus three Notes Payable totaling $268,000, which become due over the next nine months, and an earn-out capped at $50,000 based on profitability of the Asia Premier business over the next nine months. The transaction was valued at $618,000.

         On June 3, 2008, the company announced that it had closed a 20% equity investment in Taicom. The transaction between the Company and Taicom was structured as a share exchange in which the company issued 26,000,000 shares of its common stock at $.20 per share, the close price during the negotiations in exchange for 1,389,750 Class B Preferred Shares of Taicom. The transaction was valued at $5,200,000.

         On June 28, 2008, the company converted $2,300,000 of debentures by issuing 7,666,679 shares of common stock. In addition, the company expects to issue an additional 5,862,734 shares during the three months ended December 31, 2008 based on the June 23-27, 2008 average closing price of $.22 per share less 25% due to the resetting of the pricing for these outstanding debentures. On September 22, 2008, the company agreed to issue 463,658 shares of common stock to certain debenture holders related to the conversion of $78,822 of interest at $.17 per share.

         On July 9, 2008, the company filed a registration statement on Form S-3 covering 33,112,422 shares, related to equity investments, acquisitions and service agreements which was declared effective by the SEC on July 23, 2008.

         On July 23, 2008, the company agreed to issue 15,000 shares at $.20 per share or $3,000 to Anna Alioto, above the closing market price of $0.14 per share, for investor relation services.

         On July 28, 2008, the company issued warrants for a total of 1,900,000 shares of common stock to Mr. Ning related to the common stock he purchased on April 24, 2008 and May 8, 2008. The warrants are exercisable at $.17 per share and expire on July 27, 2013.

         On July 31, 2008, the company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on August 7, 2008. This registration statement allows for the issuance of preferred stock, common stock and warrants valued up to $5 million and provides for the issuance of no more than 33% of our public float in any twelve month period.

         Between August 21, 2008 and August 26, 2008, the company sold 582,609 shares of common stock to Mr. La Cara, Mr. Ishii, Mr. Nelson and Ms. Towada for $64,087, or $0.11 per share, the closing market price on the day preceding the signing of the private placement memorandum.

         On September 12, 2008, the company agreed to issue 100,000 shares at $.10 per share to Financial West Investment Group, Inc., the closing market price on September 11, 2008, for financing and investor relation services.

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

         Derek Schneideman's Employment Agreement ("Schneideman Agreement") has a two year term beginning on September 5, 2007, and is renewable on an annual basis one year prior to the termination of the prior term. On September 4, 2008, the Schneideman Agreement automatically renewed through September 4, 2009. The company will pay Mr. Schneideman an annual base salary of $250,000, and will provide for participation in the company's benefit programs available to other senior executives (including group insurance arrangements). Also under the Schneideman Agreement, Mr. Schneideman may be paid a bonus up to $230,000, as may Be declared by the company's compensation committee based on Mr. Schneideman raising additional capital for the company and the company's profitability and share price improvement.

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

         On October 22, 2008, Mr. Schneideman was awarded 151,670 shares of common stock under the 2007 Stock Incentive Plan. The compensation committee awarded the shares based on his achievement of a bonus included in his 2008 bonus program. The company and Mr. Schneideman entered into a Restricted Stock Agreement for this award.

         The shares were valued at $.07 per share, the close price on October 21, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and will fully vest on January 20, 2009.

         Mark Scott's Employment Agreement ("Scott Agreement") has a two year term beginning on September 5, 2007, and is renewable on an annual basis one year prior to the termination of the prior term. On September 4, 2008, the Scott Agreement automatically renewed through September 4, 2009. The company will pay Mr. Scott an annual base salary of $200,000, and will provide for participation in the company's benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott Agreement, Mr. Scott may be paid a bonus up to $105,000, as may be declared by the company's compensation committee based on Mr. Scott raising additional capital for the company and the company's profitability and share price improvement.

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

         On October 22, 2008, Mr. Scott was awarded 113,752 shares of common stock under the 2007 Stock Incentive Plan. The compensation committee awarded the shares based on his achievement of a bonus included in his 2008 bonus program. The company and Mr. Scott entered into a Restricted Stock Agreement for this award.

         The shares were valued at $.07 per share, the close price on October 21, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and will fully vest on January 20, 2009.

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

         The following table presents revenues, operating income (loss) and total assets by company for the three and six months ended September 30, 2008 and 2007:

(dollars in thousands)
                                                                Global
                                    IA           Global        Hotline,
                                  Global,       Hotline,     Philippines,      Equity
Company                            Inc.           Inc.            Inc.       Investments      Total
                                 --------       --------     ------------    -----------    --------
Three Months Ended-
   September 30, 2008
   Revenue ................      $      -       $ 15,187       $   177        $      -      $ 15,364
   Operating loss .........          (711)        (1,007)          (64)              -        (1,782)
   Total assets ...........           143         21,888           886          15,041        37,958

   September 30, 2007
   Revenue ................      $      -       $  6,462       $     -        $      -      $  6,462
   Operating loss .........          (476)        (3,961)            -               -        (4,437)
   Total assets ...........           492         20,468             -           9,881        30,841

Six  Months Ended-
   September 30, 2008
   Revenue ................      $      -       $ 34,728       $   324        $      -      $ 35,052
   Operating (loss) income         (1,518)         1,650           (78)              -            54
   Total assets ...........           143         21,888           886          15,041        37,958

   September 30, 2007
   Revenue ................      $      -       $ 11,977       $     -        $      -      $ 11,977
   Operating loss .........        (1,119)        (6,389)            -               -        (7,508)
   Total assets ...........           492         20,468             -           9,881        30,841

Geographic Region                  U.S.           Japan       Philippines     Australia       Total
                                 --------       --------      -----------     ---------     --------
Three Months Ended-
   September 30, 2008
   Revenue ................      $      -       $ 15,187       $   177        $      -      $ 15,364
   Operating loss .........          (711)        (1,007)          (64)              -        (1,782)
   Total assets ...........           113         29,715           886           7,244        37,958

   September 30, 2007
   Revenue ................      $      -       $  6,462       $     -        $      -       $ 6,462
   Operating loss .........          (476)        (3,961)            -               -        (4,437)
   Total assets ...........           492         23,269             -           7,080        30,841

Six  Months Ended-
   September 30, 2008
   Revenue ................      $      -       $ 34,728       $   324        $      -      $ 35,052
   Operating (loss) income         (1,518)         1,650           (78)              -            54
   Total assets ...........           113         29,715           886           7,244        37,958

   September 30, 2007
   Revenue ................      $      -       $ 11,977       $     -        $      -      $ 11,977
   Operating loss .........        (1,119)        (6,389)            -               -        (7,508)
   Total assets ...........           492         23,269             -           7,080        30,841

The following reconciles operating loss to net loss:

(dollars in thousands)                 3 Months Ended,         6 Months Ended,
                                        September 30,           September 30,
                                      2008        2007        2008        2007
                                    -------     -------     -------     -------
Operating (loss) income ........    $(1,782)    $(4,437)    $    54     $(7,508)
Other expense ..................       (351)       (451)       (355)       (110)
                                    -------     -------     -------     -------
Loss before income taxes .......     (2,133)     (4,888)       (301)     (7,618)
Income tax (benefit) provision .       (435)     (1,267)        670      (1,870)
                                    -------     -------     -------     -------
Net loss .......................    $(1,698)    $(3,621)    $  (971)    $(5,748)
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

INTRODUCTION

         We had revenues of $35.1 million and $12.0 million for the six months ended September 30, 2008 and 2007, respectively. We are projecting revenues of $65 million for the twelve months ended March 31, 2009 as compared to $38.7 million for the twelve months ended March 31, 2008. We have incurred a net loss $1.0 million for the six months ended September 30, 2008 as compared to a net loss of $5.7 million for the six months ended September 30, 2007.

         During 2008/9, we entered into loans of $.5 million at IA Global and $3.4 million at Global Hotline. During 2008/9, we repaid loans of $.5 million at IA Global and $4.1 million at Global Hotline. We expect to continue reducing debt during FY 2008/9 with the improvement in Global Hotline operating results starting January 1, 2008. Global Hotline will need to repay or refinance $9.0 million by September 30, 2009.

         Historically, our losses have been financed primarily by the sale of equity in our company, by loans from related and unrelated parties, by the issuance of convertible debentures and through the issuance of equity for services.

         IA Global and each subsidiary manage their cash flow independently. IA Global funds its operations from loans, convertible debentures, inter-company borrowings, loans collateralized by stock, management service fees and dividends from its equity investments. Global Hotline funds its operations from bank debt and at times needs to refinance this bank debt. Global Hotline Philippines funds its operations from inter-company borrowings.

         Each entity will need to obtain additional financing in order to continue our current operations. There can be no assurance that we will be able to secure funding for our existing operations, or that if such funding is available, whether the terms or conditions would be acceptable to us.

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

         To realize this plan, we are actively expanding investments in the business process outsourcing ("BPO"), this also includes human resources and human capital elements necessary to recruit and train the very large numbers of people necessary to transact BPO, B2B and financial services sectors. These sectors demonstrate long-term growth prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, we are expanding our reach to encompass, the Philippines, Southeast Asia and the outstanding growth opportunities and synergies these markets present.

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

BUSINESS PROCESS OUTSOURCING

         In Japan, IA Global is 100% owner of Global Hotline a Business Process Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of September 30, 2008, Global Hotline employed 1,221 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift on April 10, 2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single company named Global Hotline Philippines Inc.

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

         - We intend to expand our reach to encompass, the Philippines, Southeast Asia and the outstanding growth opportunities and synergies these markets present. Our long-term "Buy to Hold" approach to our investments gives our management team time to comprehensively analyze, understand and select the companies we invest in, their sectors and competition in depth, and to accurately gauge their potential.

         - We intend to actively expand our investments in the business process Outsourcing in Japan and the Philippines, human capital and resources, and B2B sectors.

         - We intend to deliver profitability during FY 2008/9 on an EBITDA basis.

         - We intend to enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         - We intend to increase investor relation activities to increase the trading volume and share price.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks related to our need for general economic, business and industry conditions, our need for additional financing, our level of indebtedness, our NYSE Alternext US listing a volatile market price for our common stock, our ASFL investment and our Global Hotline business. These risks and uncertainties are discussed in Item 1A, "Factors That May Effect Future Results."

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                               3 Months Ended September 30,
                                                  ------------------------------------------------------
                                                    2008           2007        $ Variance     % Variance
                                                  --------       --------      ----------     ----------

Revenue ....................................      $ 15,364       $  6,462       $  8,902         137.8%
Cost of sales ..............................         3,035          2,201            834          37.9%
                                                  --------       --------       --------       --------
Gross profit ...............................        12,329          4,261          8,068         189.3%
Selling, general and administrative expenses        14,111          8,698          5,413          62.2%
                                                  --------       --------       --------       --------
Operating loss .............................        (1,782)        (4,437)         2,655          59.8%
                                                  --------       --------       --------       --------
Other Income (Expense):
Interest income ............................             1              5             (4)        -80.0%
Interest expense and amortization of
  beneficial conversion feature ............          (222)          (283)            61          21.6%
Other Income ...............................             6              1              5         500.0%
Gain (loss) on equity investment in
  Australia Secured Financial Limited ......            18            (66)            84         127.3%
Gain on equity investment in GPlus Media Co
  Ltd ......................................            21             (1)            22        2200.0%
Gain on equity investment in Slate
  Consulting Co Ltd ........................             1              2             (1)        -50.0%
Loss on equity investment in Taicom
  Securities Co Ltd ........................          (113)             -           (113)       -100.0%
Conversion of debenture expense ............             -           (120)           120         100.0%
Foreign currency transaction adjustment ....           (63)            11            (74)       -672.7%
                                                  --------       --------       --------       --------
Total other expense ........................          (351)          (451)            54          12.0%
                                                  --------       --------       --------       --------
Loss before income  taxes ..................        (2,133)        (4,888)         2,709          55.4%
Income taxes:
Current benefit ............................          (435)        (1,267)           832         -65.7%
                                                  --------       --------       --------       --------
Net loss ...................................      $ (1,698)      $ (3,621)      $  1,877          51.8%
                                                  ========       ========       ========       ========

(dollars in thousands)
                                                               6 Months Ended September 30,
                                                  ------------------------------------------------------
                                                    2008           2007        $ Variance     % Variance
                                                  --------       --------      ----------     ----------
Revenue ....................................      $ 35,052       $ 11,977       $ 23,075         192.7%
Cost of sales ..............................         6,230          3,843          2,387          62.1%
                                                  --------       --------       --------       --------
Gross profit ...............................        28,822          8,134         20,688         254.3%
Selling, general and administrative expenses        28,768         15,642         13,126          83.9%
                                                  --------       --------       --------       --------
Operating income (loss) ....................            54         (7,508)         7,562         100.7%
                                                  --------       --------       --------       --------
Other Income (Expense):
Interest income ............................            16             16              -           0.0%
Interest expense and amortization of
  beneficial conversion feature ............          (505)          (510)             5           1.0%
Other Income ...............................            68            570           (502)        -88.1%
Gain (loss) on equity investment in
  Australia Secured Financial Limited ......           275            (78)           353         452.6%
Gain on equity investment in GPlus Media Co
  Ltd ......................................            53             (1)            54        5400.0%
Gain on equity investment in Slate
  Consulting Co Ltd ........................            24              2             22        1100.0%
Loss on equity investment in Taicom
  Securities Co Ltd ........................          (220)             -           (220)       -100.0%
Conversion of debenture expense ............             -           (120)           120         100.0%
Foreign currency transaction adjustment ....           (66)            11            (77)       -700.0%
                                                  --------       --------       --------       --------
Total other expense ........................          (355)          (110)          (288)       -261.8%
                                                  --------       --------       --------       --------
Loss before income  taxes ..................          (301)        (7,618)         7,274          95.5%
Income taxes:
Current provision (benefit) ................           670         (1,870)         2,540         135.8%
                                                  --------       --------       --------       --------
Net loss ...................................      $   (971)      $ (5,748)      $  4,734          82.4%
                                                  ========       ========       ========       ========

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

         Net revenue for the three months ended September 30, 2008 increased $8,902,000 to $15,364,000, as compared to the three months ended September 30, 2007.

The increase was due to the expansion of the Global Hotline business with the signing of the following significant contracts with major corporations:

1. KDDI Network and Solutions signed on January 1, 2007 and was increased effective July 1, 2007 and April 1, 2008.

2. NTT signed on May 21, 2007 and was effective October 1, 2007.

3. Increased revenues from other Global Hotline contracts.

4. We experienced a decrease in AIG revenues of $2.4 million from the three months ended June 30, 2008 due to their financial difficulties. While these contracts are in effect, personnel have been allocated to other contracts at this time.

COST OF SALES

         Cost of sales for the three months ended September 30, 2008 increased $834,000 to $3,035,000 as compared to the three months ended September 30, 2007. The increase resulted from outside agent and outsourcing and other costs of $712,000 related to the expansion of the Global Hotline business with the signing of significant contracts with major corporations discussed above and $122,000 related to the Global Hotline Philippines businesses acquired in April and May, 2008.

EXPENSES

         Selling, general and administrative expenses for the three months ended September 30, 2008 increased $5,413,000 to $14,111,000 as compared to the three months ended September 30, 2007. This was due to increased operating expenses of $86,000 related to the implementation of SFAS 123R at IA Global, $118,000 related to the Global Hotline Philippines businesses acquired in April and May, 2008 and $5,059,000 at Global Hotline for additional staff, hiring expenses and training. The Global Hotline increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

         Global Hotline opened a fifth and sixth call center in Tokyo and Osaka, Japan in late August and October, 2007, respectively to support its new contracts. In addition, Global Hotline opened four smaller call centers in 2008 to support its customer contracts.

         For 2008/9 and 2007/8, the selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

         Other income/ expense for the three months ended September 30, 2008 was $351,000 as compared to other expense of $451,000 for the three months ended September 30, 2007. The other income/expense increase was primarily related to interest expense and amortization of the beneficial conversion feature of $222,000, a net loss on equity investments of $73,000 and a foreign currency translation adjustment of $63,000.

         The 2007/8 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $283,000, a net loss on equity investments of $65,000 and conversion of debenture expense of $120,000.

NET LOSS

         Net loss for the three months ended September 30, 2008 was $1,698,000 as compared to a net loss from of $3,621,000 for the three months ended September 30, 2007. Increased gross margin of $8,068,000 was offset by increased operating expenses of $5,413,000 and income taxes of $832,000. The increased operating expenses primarily reflect additional staff, hiring costs and training. The increase resulted from costs related to the expansion of the Global Hotline business with the signing of significant multi-year contracts with major corporations.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

SIX MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2007

         Net revenue for the six months ended September 30, 2008 increased $23,075,000 to $35,052,000, as compared to the six months ended September 30, 2007.

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

5. We experienced a decrease in AIG revenues of $2.4 million from the three months ended June 30, 2008 due to their financial difficulties. While these contracts are in effect, personnel have been allocated to other contracts at this time.

COST OF SALES

         Cost of sales for the six months ended September 30, 2008 increased $2,387,000 to $6,230,000 as compared to the six months ended September 30, 2007. The increase resulted from outside agent and outsourcing and other costs of $2,171,000 related to the expansion of the Global Hotline business with the signing of significant contracts with major corporations discussed above and $217,000 related to the Global Hotline Philippines businesses acquired in April and May, 2008.

EXPENSES

         Selling, general and administrative expenses for the six months ended September 30, 2008 increased $13,126,000 to $28,768,000 as compared to the six months ended September 30, 2007. This was due to increased operating expenses of $172,000 related to the implementation of SFAS 123R at IA Global, $185,000 related to the Global Hotline Philippines businesses acquired in April and May, 2008 and $12,542,000 at Global Hotline for additional staff, hiring costs and training. The Global Hotline increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

         Global Hotline opened a fifth and sixth call center in Tokyo and Osaka, Japan in late August and October, 2007, respectively to support its new contracts. In addition, Global Hotline opened four smaller call centers in 2008 to support its customer contracts.

OTHER INCOME/EXPENSE

         Other income/ expense for the six months ended September 30, 2008 was $355,000 as compared to other expense of $110,000 for the six months ended September 30, 2007. The other income/expense increase was primarily related to interest expense and amortization of the beneficial conversion feature of $505,000, a foreign currency translation adjustment of $66,000, offset by a net gain on equity investments of $132,000 and other income of $68,000.

         The 2007 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $510,000, net loss on equity investments of $77,000 and conversion of debenture expense of $120,000, offset by other income of $570,000.

NET LOSS

         Net loss for the six months ended September 30, 2008 was $971,000 as compared to a net loss from of $5,748,000 for the six months ended September 30, 2007. Increased gross margin of $20,688,000, offset by increased operating expenses of $13,126,000 and income taxes of $2,540,000. The increased operating expenses primarily reflect additional staff, hiring costs and training. The increase resulted from costs related to the expansion of the Global Hotline business with the signing of significant multi-year contracts with major corporations.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $2.5 million, net working capital of approximately $(1.1) million and debt of $16.5 million as of September 30, 2008. Global Hotline will need to repay or refinance $9.0 million by September 30, 2009.

         During 2008/9, we entered into loans of $.5 million at IA Global and $3.4 million at Global Hotline. During 2008/9, we repaid loans of $.5 million at IA Global and $4.1 million at Global Hotline. We expect to continue reducing debt during FY 2008/9 with the improvement in Global Hotline operating results starting January 1, 2008. Global Hotline will need to repay or refinance $9.0 million by March 31, 2009.

         IA Global and each subsidiary manage their cash flow independently. IA Global funds its operations from loans, convertible debentures, inter-company borrowings, loans collateralized by stock, management service fees and dividends from its equity investments. Global Hotline funds its operations from bank debt and at times needs to refinance this bank debt. Global Hotline Philippines funds its operations from inter-company borrowings.

         Each entity will need to obtain additional financing in order to continue our current operations, service our debt repayments and acquire businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, whether the terms or conditions would be acceptable to us.

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.5 million as of September 30, 2008, with approximately $8.8 million raised in the initial public offering, $8.5 million raised in private placements, $3.6 million raised in the conversion of debt and $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $33.1 million, including $7.0 million from the ASFL equity investment, $5.2 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $7.1 million issued for services, $3.6 million related to a beneficial conversion feature, $3.9 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $16.5 million.

OPERATING ACTIVITIES

         Net cash provided by operating activities for the six months ended September 30, 2008 was $3.9 million. This amount was primarily related to a net loss of $1.0 million, an increase in notes receivable of $1.5 million and a decrease in other liabilities of $1.3 million, offset by depreciation, amortization and other non-cash expenses of $1.0 million, a decrease in accounts receivable of $4.4 million, prepaid expenses of $1.4 million.

INVESTING ACTIVITIES

         Net cash used in investing activities for the six months ended September 30, 2008 was $1.1 million. This amount relates to capital expenditures of $1.1 million.

FINANCING ACTIVITIES

         Net cash used in financing activities for the six months ended September 30, 2008 was $1.0 million.

         During the six months ended September 30, 2008, IA Global entered into loans of approximately $.5 million and repaid loans of $.5 million and the company sold common stock for $.6 million.

         During the six months ended September 30, 2008, Global Hotline entered into loans of approximately $3.4 million and repaid loans of $4.1 million.

         Other Material Commitments. The company's contractual cash obligations as of September 30, 2008 are summarized in the table below (1):

Contractual Cash                      Less Than                                Greater Than
Obligations               Total        1 Year       1-3 Years     3-5 Years      5 Years
--------------------   -----------   -----------   -----------   -----------   -----------
Operating leases ...   $ 3,237,902   $ 2,033,092   $ 1,030,876   $   173,829   $       105
Note payable .......    16,495,758     8,993,634     4,999,645     2,502,479             0
Capital expenditures       250,000       250,000             0             0             0
Acquisitions .......             0             0             0             0             0
                       -----------   -----------   -----------   -----------   -----------
                       $19,983,660   $11,276,726   $ 6,030,521   $ 2,676,308   $       105
                       ===========   ===========   ===========   ===========   ===========

Global Hotline will need to repay or refinance $9.0 million by September 30, 2009.

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

INCOME TAXES

         We are subject to income taxes in both the U.S. and foreign (Japan and Philippines) jurisdictions. Significant judgment is required in determining the provision for income taxes. We recorded a valuation for the deferred tax assets from our net operating losses carried forward in the US due to IA Global, Inc. not demonstrating any consistent profitable operations. In Japan, Global Hotline has a deferred tax asset which we expect to realize from future income. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has not recorded any deferred revenue as of September 30, 2008 and March 31, 2008, respectively.

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

EQUITY INVESTMENT

         We account for our investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. Our equity investments were not considered impaired as of September 30, 2008.

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

DECLINING GENERAL ECONOMIC, BUSINESS, OR INDUSTRY CONDITIONS MAY CAUSE REDUCED REVENUES AND PROFITABILITY.

         Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.

         Volatility and disruption of financial markets could affect access to credit. The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce or eliminate the sources of liquidity for the company.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES.

         Each entity will need to obtain additional financing in order to continue our current operations, service our debt repayments and acquire businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, whether the terms or conditions would be acceptable to us.

         Moreover, if we raise additional capital through borrowing or other debt financing, we will incur substantial interest expense. Sales of additional equity securities will dilute on a pro rata basis the percentage ownership of all holders of common stock. When we raise more equity capital in the future, it will result in substantial dilution to our current stockholders.

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY ADVERSELY AFFECT OPERATIONS AND LIMIT OUR GROWTH.

         At September 30, 2008, we had current and long-term indebtedness of $16.5 million, with $9.0 million due within twelve months.

         Our high level of indebtedness could:

      o impact our ability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;

      o divert substantial cash flow from our operations and expansion plans in order to service our fixed obligations;

      o place us at a possible competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

         Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you that we will be able to generate sufficient cash flows from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If we are unable to make payments on our indebtedness, we could be forced to renegotiate those obligations or obtain additional equity or other forms of additional financing. We cannot assure you that our renegotiation efforts would be successful or timely or that we could refinance our obligations on acceptable terms, if at all.

         See also our risk factor "We will need additional financing to support our operations and acquire businesses," above.

WE NEED TO MAINTAIN CERTAIN NYSE ALTERNEXT US REQUIREMENTS FOR CONTINUED
LISTING.

         Pursuant to NYSE Alternext US listing rules, our common stock could be delisted from NYSE Alternext US if we do not meet certain standards regarding our financial condition, operating results and share price, including, among other factors, maintaining adequate stockholders' equity and market capitalization and minimizing losses from continuing operations over multiple years. We anticipate that we will maintain our NYSE Alternext US listing. If our securities are delisted from NYSE Alternext US, we believe they will be quoted again for trading on the OTC Bulletin Board which may depress demand for our shares and limit market liquidity due to the reluctance or inability of certain investors to buy stocks on the OTC Bulletin Board. Consequently, an investor may find it more difficult to trade our securities, which may adversely affect the ability to resell securities purchased from the selling stockholders.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

         o Alleged manipulation of our stock price,

         o General market and economic conditions,

         o Quarterly variations in our operating results,

         o Sale of a significant number of our common stock by shareholders,

         o Announcements by us regarding significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, liquidity, loan and note payable defaults and impairment of assets and our NYSE Alternext US listing,

         o Issuance of convertible or equity securities for general or merger and acquisition purposes,

         o Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,

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

         o The business has a concentration with five major customers, including AIG;

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of September 30, 2008, 210.9 million shares of common stock were outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of September 30, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 37.0% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 627,900 shares of treasury stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the Company has sole voting power and dispositive power with respect to 77,613,470 shares of common stock or approximately 47.1% of the outstanding shares of common stock of the Company for all of the Company's 2008 shareholder meetings pursuant to a proxy granted on February 21, 2008.

         IAJ could cause a change of control of our board of directors if in combination with another large shareholder blocks by electing candidates of its choice to the board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Delaware law, IAJ could have a significant influence over our affairs, if in combination with another large shareholder, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

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

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of September 30, 2008, total debt was $16,495,758. Debt totaling $2,299,138 is exposed to variable interest rates with current interest rates of 2.0% to 2.70%.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4T. CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008. Based on this evaluation, our principal executive and financial officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There are no pending legal proceedings against us that will have a material adverse effect on our cash flows, financial condition or results of operations.

ITEM 1A. RISK FACTORS.

         For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under "Factors that May Affect Future Results" included in Item 2 of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended September 30, 2008, the following unregistered sales of equity securities occurred:

         On June 28, 2008, the company converted $2,300,000 of debentures by issuing 7,666,679 shares of common stock. In addition, we expect to issue an additional 5,862,734 shares during the three months ended December 31, 2008 based on the June 23-27, 2008 average closing price of $.22 per share less 25% due to the resetting of the pricing for these outstanding debentures. On September 22, 2008, we agreed to issue 463,658 shares of common stock to certain debenture holders related to the conversion of $78,822 of interest at $.17 per share.

         On July 23, 2008, we agreed to issue 15,000 shares at $.20 per share or $3,000 to Anna Alioto, above the closing market price of $0.14 per share, for investor relation services.

         Between August 21, 2008 and August 26, 2008, we agreed to issue 582,609 shares of common stock to Mr. La Cara, Mr. Ishii, Mr. Nelson and Ms. Towada for $64,087, or $0.11 per share, the closing market price on the day preceding the signing of the private placement memorandum.

         On September 12, 2008, the company agreed to issue 100,000 shares at $.10 per share to Financial West Investment Group, Inc., the closing market price on September 11, 2008, for financing and investor relation services.

Share Repurchase Program

         The following information summarizes the purchases through September 30, 2008 related to our share repurchase plan:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On July 29, 2008, the company held its 2008 Annual Meeting of Stockholders. Of the 169,834,530 shares of common stock outstanding as of record date of July 8, 2008, 124,803,314 shares, or 73.5% of the company's common stock, were present or represented by proxy at the meeting, constituting a quorum. The results of the matters submitted to the stockholders were as follows:

(2) The following nominees were duly elected as Directors of the Company to serve until the 2009 Annual Meeting of Stockholders or until their successors have been elected with the indicated vote:

         Mr. Derek Schneideman   124,395,509 For     407,805 Withheld
         Mr. Mark Scott          124,165,609 For     637,705 Withheld
         Mr. Hideki Anan         123,613,599 For   1,189,715 Withheld
         Mr. Masazumi Ishii      123,969,009 For     834,305 Withheld
         Mr. Eric La Cara        123,622,879 For   1,180,435 Withheld
         Mr. Brian Nelson        124,395,599 For     407,715 Withheld
         Ms. Mae Towada          124,170,899 For     632,415 Withheld

The following motions were approved with the indicated vote:

(1) To amend the Company's Amended and Restated By-Laws to fix the maximum number of directors at seven.

For 122,250,286 Against 1,877,733 Abstain 675,294 NonVotes 0

(3) To ratify the Issuance of Share of Common Stock in Connection with Certain Transactions. For 93,687,444 Against 681,179 Abstain 713,067 NonVotes 29,721,624

(4) To ratify the appointment of Sherb and Co LLP as the Company's Independent Registered Public Accounting Firm for the year ended March 31, 2009.

For 124,027,120 Against 44,239 Abstain 731,955 NonVotes 0

(5) To increase the number of authorized shares under the 2007 Stock Incentive Plan from 20,000,000 to 27,500,000 shares.

For 120,890,303 Against 2,931,877 Abstain 981,134 NonVotes 0

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS

Exhibit
No.                               Description
-------  -----------------------------------------------------------------------

10.1 Loan Agreement dated August 1, 2008 by and between Global Hotline, Inc. and Mitsui Sumitomo Banking Corporation (1)

10.2     Amended and Restated Bylaws of IA Global, Inc. dated July 29, 2008 (1)

10.3 Contract on Sales by and between Global Hotline, Inc. and KDDI Corporation. (1) +

10.4 Business Consignment Agreement by and between Global Hotline, Inc. and KDDI Corporation. (1) +

10.5 Amendment to Monetary Loan Agreement dated September 5, 2008 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd. (1)

10.6     IA Global, Inc. 2007 Incentive Plan, as amended. (2)

10.7 Amendment to Monetary Loan Agreement dated September 5, 2008 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd. (1)

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

(1) Filed herewith.

(2) Filed as Exhibit 4.1 to the Company's Form S-8 filed on September 5, 2008, and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IA Global, Inc.
                                    (Registrant)


Date: November 19, 2008             By: /s/ Derek Schneideman
                                        ---------------------
                                    Derek Schneideman,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By: /s/ Mark Scott
                                        --------------
                                    Mark Scott,
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)