Form 10-Q/A
period 2008-09-30
IA GLOBAL INC
filed 2008-11-20
CIK 1077634

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

                                EXPLANATORY NOTE

The Company files this Form 10-Q/A Amendment No. 1 for the quarterly period ended September 30, 2008, to correct a typographical error on page 33, under
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, under the heading INTRODUCTION, in the first paragraph.

The correction reads" "We are projecting revenues of $64 million for the twelve months ended March 31, 2009 ..."


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

INTRODUCTION

         We had revenues of $35.1 million and $12.0 million for the six months ended September 30, 2008 and 2007, respectively. We are projecting revenues of $64 million for the twelve months ended March 31, 2009 as compared to $38.7 million for the twelve months ended March 31, 2008. We have incurred a net loss $1.0 million for the six months ended September 30, 2008 as compared to a net loss of $5.7 million for the six months ended September 30, 2007.

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


                                    IA Global, Inc.
                                    (Registrant)


Date: November 20, 2008             By: /s/ Derek Schneideman
                                        ---------------------
                                    Derek Schneideman,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By: /s/ Mark Scott
                                        --------------
                                    Mark Scott,
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)