Form 10-K/A
period 2008-03-31
IA GLOBAL INC
filed 2008-12-23
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
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

                                Explanatory Note

As required by Rule 3-09 of Regulation S-X, IA Global, Inc. (the "Company") is
filing this Form 10-K/A to its Transition Report on Form 10-K for the transition period from January 1, 2008 to March 31, 2008 (the "Annual Report") to amend
Item 15, Exhibits and Financial Statement Schedules, to include the audited financial statements of Australian Secured Financial Limited ("ASFL") for the
year ended June 30, 2008. The Company has a 36% equity interest in ASFL. Item 15 is also being amended to include reference to the ASFL financial statements and the related report of the entity's independent certified public accounting firm, and to file the consent of the independent certified public accounting firm related to their opinion contained in this filing. Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange
Commission ("SEC") rules, the Company is including currently dated certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In
accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the text of the amended item (Item 15) is set forth in its entirety in the attached pages hereto.

This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings with the SEC subsequent to the filing of the Annual
Report.

                                        2

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) FINANCIAL STATEMENTS:

         The following financial statements of the Registrant and reports of independent registered public accounting firm are filed as a part of this
Report.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----

    Report of Independent Registered Public Accounting Firm ...       #

    Consolidated Balance Sheets
         as of March 31, 2008 and December 31, 2007 and 2006 ..       #

    Consolidated Statements of Operations
         for the three months ended March 31, 2008 and 2007 and
         for the years ended December 31, 2007, 2006 and 2005 .       #

    Consolidated Statement of Stockholders' Equity (Deficiency)
         for the years ended December 31, 2007, 2006 and 2005
         and for the three months ended March 31, 2008 ........       #

    Consolidated Statement of Cash Flows
         for the three months ended March 31, 2008 and 2007 and
         for the years ended December 31, 2007, 2006 and 2005 .       #

    Notes to Consolidated Financial Statements ................       #

    Australian Secured Financial Limited Financial Statements
         for the year ended June 30, 2008 .....................   F-1 - F-40

# Previously filed with the Registrant's Transition Report on Form 10-K for the transition period from January 1, 2008 to March 31, 2008.

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
         Global, Inc. and Derek Schneideman. (48) *

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
         Global, Inc. and Jonathan Miller and Renee Rilloraza. (46)

10.95    Share Exchange Agreement, dated June 3, 2008, by and between IA Global,
         Inc. and Taicom Securities Co Ltd. (47)

10.96    CFO Compensation/Bonus Package, dated May 16, 2008, by and between IA
         Global, Inc. and Mark Scott. (45) *

10.97    Loan Agreement, dated June 4, 2008, by and between Global Hotline, Inc and Mizuho Bank Co Ltd. (English translation) (48)

10.98    Request For Loan With Draft Loan (Change), dated June 19, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (English
         translation) (48)

21.1     Subsidiaries of the Registrant (48)

23.1     Consent of Sherb and Co LLP (48)

23.2     Consent of Bentleys MRI Brisbane Partnership (1)

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

(48)  Filed as an exhibit to Registrant's Transition Report on Form 10-K for the
      transition period from January 1, 2008 to March 31, 2008 and incorporated herein by reference.

Australian Secured Financial Limited
ABN 74 120 340 507

General Purpose Financial Report
For the year ended
30 June 2008

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

DIRECTORS’ REPORT

Your directors present their report on the company and its controlled entities for the year ended 30 June 2008.

The names of the directors in office at any time during, or since the end of, the year are:

John Paul Margerison (resigned 16/04/2008)

Jonathan Philip Pepper

Alan Charles Margerison

Russell Murphy

Philip Briggs (appointed 27/11/2007, resigned 15/01/2008)

Damien Simonfi (appointed 16/04/2008)

Directors have been in office since the start of the year to the date of this report unless otherwise stated.

The consolidated profit of the economic entity for the financial year after providing for income tax and eliminating outside equity interests amounted to $354,727 (2007: $668,609).

During the financial year ended 30 June 2008, two 100% owned subsidiaries of Australian Secured Financial Limited were sold. Australian Secured Investments Limited ABN 33 090 730 886 was sold on 30 November 2007, and Auslink Limited ABN 36 122 521 251, a second short term lending company was sold on the 1st of June 2008. The entities which are included in the economic entity are:

Australian Secured Financial Limited

Australian Secured Investments Limited (30/11/2007)

ADJ Services Pty Limited

Auslink Ltd (01/06/2008)

Ausec Finance Limited (formerly DJ Managed Funds Ltd, acquired on 20/11/2007)

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

Dividends paid or declared since the start of the financial year are as follows:

a. No Dividends were declared or paid during the year ended 30 June 2008.

The service company ADJ Services Pty Ltd has paid a premium in respect of a contract insuring the directors of the company (as named above), against a liability incurred as such a director, secretary or executive officer to the extent permitted by the Corporations Act 2001. The contract of insurance prohibits disclosure of the nature of the liability and the amount of the premium.

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

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

Directors and Company officers

Jonathan Pepper – Director/Secretary

Jon has a background spanning 13 years in financial services and banking, commencing with Suncorp Metway, a prominent, national, publicly listed provider of banking, insurance and investment services.

During his tenure with that group he was involved in the provision of personal and business banking services where he was afforded the opportunity to develop skills in the areas of lending, collections, deposit taking, distribution, planning, reporting, coaching and general management of large teams with a strong focus on building a profitable business.

Jon is a director and shareholder of ASFL, the parent company, and his role within the group is to foster relationships with intermediaries, initiate new loan applications, contribute to the credit committee, manage collections and oversee the lending and credit process. Jon holds a Diploma of Mortgage Lending (Finsia).

John Margerison – Director (resigned 16/04/2008)

John is a director of companies that include DJ Capital Holdings Pty Ltd, DJ Capital Solutions Pty Ltd and DJ Property Pty Ltd. He has a broad investment and finance background and draws from experience gained in retail & aged care sectors, the conduct of residential subdivision/property renovation and ownership of a retail and service based business.

John was involved in Ausec Finance’s Investment and Credit Committee with a brief to identify transaction viability or potential issues that may affect timely repayment of Ausec Finance loans. John holds a Bachelor of Commerce Degree (Bond University), a Diploma of Financial Planning (Securities Institute) and a Diploma of Mortgage Lending (Finsia).

Alan Margerison - Director

Alan was the President, Chief Executive Officer of IA Global Inc., a publicly listed company on the American Stock Exchange (symbol:IAO), from October 2002 to August 2005. IA Global Inc. acts as a holding company making strategic acquisitions of growth businesses in Japan and the US.

Alan was appointed as a Director of Ausec Finance Limited on inception of the company. Alan is involved in Ausec Finance’s strategic planning and finance committee.

Alan holds a Bachelor of Laws (QUT) and a Diploma of Mortgage Lending (Finsia).

Russell Murphy – Director

Russell has over 30 years of experience in property finance. Before joining the group six years ago, he spent the prior 17 years in various senior roles with an institution where he managed loan portfolios variously for its bank, mortgage trust, finance company, life insurance company and general insurance company.

Russell is a director of Advance Investment Securities Australia Pty Ltd, member of a residential and commercial distribution group active in Australia and New Zealand. He has a Diploma of Financial Services (Tribeca), is a Senior Associate of F.I.N.S.I.A and a member of the Australian Institute of Company Directors. He is a director of Ausec Finance Limited (AuSec), participates in AuSec’s Investment and Credit Committee and contributes to the raising of funds for the group.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

Damien Simonfi - Director (Appointed 16/04/2008)

Damien started in debt recovery in 1999 for Advanced Credit Management. Damien has since worked for numerous major sub prime & non conforming lenders. His background in recovery and commercial exit strategy has seen him in several management positions since joining the group in January 2006. He was elected to the board on the 16th of April 2008.

Damien is a director and shareholder of ASFL and his role within the group is to research and provide exit strategies for Ausec Finance customers who are in default.

Damien is also a director of Auslink Pty Ltd, ADJ Services Pty Ltd, and Australian Recovery Corporation Pty Ltd, an entity that provides recovery services to Ausec Finance.

Philip Briggs – Director (Appointed 27/11/2007, Resigned 15/01/2008)

Philip was appointed the company’s CEO and appointed on to the board of directors. Philip was involved in the day to day operations of Ausec Finance, from liaising with brokers and clients to final approval of loans. He left the company to return to Sydney in January.

Directors’ Meetings

The following table sets out the number of director meetings held during the year and the number of meetings attended by each director (while they were a director). During the year there were 12 board meetings of Australian Secured Financial Limited.

Board Meetings	No. of meetings held while a Director	No. of meetings attended

John Margerison	10	10

Jonathan Pepper	12	12

Alan Margerison	12	12

Damien Simonfi	2	2

Philip Briggs	1	1

Russell Murphy	12	12

Auditor’s Independence Declaration

A copy of the auditor’s independence declaration as required under section 307C of the Corporations Act 2001 is set out on page 5.

Signed in accordance with a resolution of the Board of Directors:

Director	/s/ Jonathan Pepper
Jonathan Pepper

Dated this 30th day of October 2008

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

AUDITOR’S INDEPENDENCE DECLARATION
UNDER SECTION 307C OF THE CORPORATIONS ACT 2001
TO THE DIRECTORS OF AUSTRALIAN SECURED FINANCIAL LIMITED

I declare that, to the best of my knowledge and belief, in relation to the audit of Australian Secured Financial Limited and its subsidiaries for the year ended 30 June 2008 there have been:

(i) no contraventions of the auditor independence requirements as set out in the Corporations Act 2001 in relation to the audit; and

(ii) no contraventions of any applicable code of professional conduct in relation to the audit.

/s/ Bentleys

Bentleys Brisbane Partnership
Chartered Accountants

/s/ Martin Power

PM Power
Partner

Level 26, AMP Place
10 Eagle street
Brisbane QLD 4001

Dated this 30th day of October 2008

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

INCOME STATEMENT FOR THE YEAR ENDED 30 JUNE 2008

	Note	Economic Entity		Parent Entity
		2008 $	2007 $	2008 $	2007 $

Revenue	2	664,303	673,220	3,964	1,751,844
Other income	3d	—	—	559,352	—

Finance costs	3a	(400,005)	(148,109)	(81,275)	(148,109)
Bad and doubtful debts	3b	—	—	—	—
Other expenses	3c	(629,091)	(157,276)	(48,620)	(50,113)

Profit/(loss) before income tax		(364,793)	367,835	433,421	1,553,622
Income tax expense	4a	125,403	(171,205)	(219,374)	(4,086)

Profit/(loss) from continuing operations		(239,390)	196,630	214,047	1,549,536

Profit/(loss) from discontinued operations	28	594,117	471,979	—	—

Profit for the year		354,727	668,609	214,047	1,549,536

Dividends per share (cents)		—	—	—	36.45

The accompanying notes from part of these financial statements.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

BALANCE SHEET AS AT 30 JUNE 2008

	Note	Economic Entity		Parent Entity
		2008 $	2007 $	2008 $	2007 $

ASSETS
Cash and cash equivalents	8	884,804	1,973,875	4,723	197,539
Trade and other receivables	9	39,356	113,687	—	—
Loans and advances to customers	10	8,267,434	30,905,341	875,000	—
Other assets	11	93,981	2,625	695	927
Property, plant and equipment	12	94,686	118,260	—	—
Deferred tax assets	13	8,246	157,443	—	—
Intangible assets	14	—	8,400	—	—
Other financial assets	15	—	—	500,104	1,408,600

TOTAL ASSETS		9,388,507	33,279,631	1,380,522	1,607,066

LIABILITIES
Trade and other payables	17	107,800	1,969,242	150,000	3,240
Promissory notes and other liabilities evidenced by paper	18	8,784,864	31,164,418	655,931	1,350,000
Current tax liabilities	19	109,412	136,502	109,412	4,086
Deferred tax liabilities	19	—	3,614	1,392	—

TOTAL LIABILITIES		9,002,076	33,273,776	916,735	1,357,326

NET ASSETS		386,431	5,855	463,787	249,740

EQUITY
Issued capital	20	200,204	200,204	200,204	200,204
Retained earnings		186,227	(194,349)	263,583	49,536

TOTAL EQUITY		386,431	5,855	463,787	249,740

The accompanying notes from part of these financial statements.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

STATEMENT OF CHANGES IN EQUITY FOR THE YEAR ENDED 30 JUNE 2008

Economic Entity	Note	Ordinary Share Capital $	Retained earnings $	Total $
Balance at 1 July 2006		200	637,042	637,242
Shares issued during the period		200,004	—	200,004
Profit attributable to members of economic entity		—	668,609	668,609

Subtotal		200,204	1,305,651	1,505,855
Dividends paid or provided for		—	(1,500,000)	(1,500,000)

Balance at 30 June 2007		200,204	(194,349)	5,855

Shares issued during the period	20	—	—	—
Profit attributable to members of economic entity		—	354,727	354,727
Transfers out of retained equity due to disposal of entities		—	25,849	25,849

Sub-total		200,204	186,227	386,431
Dividends paid or provided for		—	—	—

Balance at 30 June 2008	20	200,204	186,227	386,431

Parent Entity
Balance at 1 July 2006		200	—	200
Shares issued during the period		200,004	—	200,004
Profit attributable to members of parent entity		—	1,549,536	1,549,536

Sub-total		200,204	1,549,536	1,749,740
Dividends paid or provided for		—	(1,500,000)	(1,500,000)

Balance at 30 June 2007		200,204	49,536	249,740

Shares issued during the period	20	—	—	—
Profit attributable to members of parent entity		—	214,047	214,047

Sub-total		200,204	263,583	463,787
Dividends paid or provided for		—	—	—

Balance at 30 June 2008	20	200,204	263,583	463,787

The accompanying notes form part of these financial statements

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

CASH FLOW STATEMENT FOR THE YEAR ENDED 30 JUNE 2008

	Note	Economic Entity		Parent Entity
		2008 $	2007 $	2008 $	2007 $

CASH FLOWS FROM OPERATING ACTIVITIES
Receipts from customers		111,483	392,216	—	—
Proceeds from bank interest		249,923	447,494	3,965	1,844
Dividends Received		—	—	—	1,750,000
Interest received from loans		1,824,218	5,044,073	—	—
Payments to suppliers and employees		(1,723,532)	(2,001,717)	(55,716)	(47,800)
Finance costs paid		(1201,352)	(1,619,021)	(81,275)	(148,109)
Income tax paid		(208,467)	(681,428)	(108,568)	—

Net cash provided by (used in) operating activities	21	(947,727)	1,581,617	(241,594)	1,555,935

CASH FLOWS FROM INVESTING ACTIVITIES

Payments for additional share investments		—	—	(350,000)	—
Purchase of property, plant and equipment		(168)	(120,185)	—	—
Proceeds from share redemption		—	—	1,367,748	—
Goodwill acquired		—	(8,400)	—	—
Purchase/sale of subsidiaries net of cash acquired	21b	(18,449,117)	—	600,100	(8,600)
Loans issued to Customers		(16,441,963)	(61,182,407)	(875,000)	—
Loans issued to others		(360,000)	—	—	—
Proceeds from repayments of Customer loans		35,503,280	52,149,190	—	—

Net cash provided by (used in) investing activities		252,032	(9,161,802)	742,848	(8,600)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issue of shares		—	200,004	—	200,004
Proceeds from borrowings		203,301	8,325,000	(694,069)	—
Proceeds from bank borrowings		19,897,887	—	—	—
Proceeds from issue of debentures		—	13,697,926	—	—
Proceeds from issue of subordinated debt		—	1,987,187	—	—
Repayment of subordinated debt		(94,067)	(805,454)	—	—
Repayment of Debentures		(8,031,503)	(12,370,395)	—	—
Repayment of borrowings		(12,368,994)	(3,895,000)	—	(50,000)
Dividends paid		—	(1,500,000)	—	(1,500,000)

Net cash provided by (used in) financing activities		(393,376)	5,639,268	(694,069)	(1,349,996)

Net increase in cash held		(1,089,071)	(1,940,917)	(192,815)	197,339
Cash at beginning of year		1,973,875	3,914,792	197,539	200

Cash at end of year	8	884,804	1,973,875	4,724	197,539

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 1: Statement of Significant Accounting Policies

The financial report is a general purpose financial report that has been prepared in accordance with Accounting Standards, Australian Accounting Interpretations, other authoritative pronouncements of the Australian Accounting Standards Board and the Corporations Act 2001.

The financial report covers Australian Secured Financial Limited (the company) and the following 100% owned subsidiaries:

1.	Australian Secured Investments Limited - a company limited by shares, incorporated and domiciled in Australia (sold 30/11/2007).

2.	Auslink Limited - a company limited by shares, incorporated and domiciled in Australia (sold 01/06/2008).

3.	ADJ Services Pty Ltd - a company limited by shares, incorporated and domiciled in Australia.

4.	Ausec Finance Limited - a company limited by shares, incorporated and domiciled in Australia.

The company and its subsidiaries are referred to hereafter as the economic or consolidated entity.

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

A controlled entity is an entity controlled by Australian Secured Financial Limited. Control exists where Australian Secured Financial Limited has the capacity to dominate the decision making in relation to the financial and operating policies of another entity so that the other entity operates with Australian Secured Financial Limited to achieve the objectives of Australian Secured Financial Limited. Details of the controlled entities are contained in Note 16.

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

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 1: Statement of Significant Accounting Policies

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

Tax Consolidation

Australian Secured Financial Limited and its wholly-owned Australian subsidiaries have formed an income tax consolidated group under tax consolidation legislation. Each entity in the group recognises its own current and deferred tax assets and liabilities. Such taxes are measured using the ‘stand-alone taxpayer’ approach to allocation. Current tax liabilities (assets) and deferred tax assets arising from unused tax losses and tax credits in the subsidiaries are immediately transferred to the head entity. The group notified the Australian Tax Office that it had formed an income tax consolidated group to apply from 1 July 2007. The tax consolidated group has entered a tax funding arrangement whereby each company in the group contributes to the income tax payable by the group in proportion to their contribution to the group’s taxable income. Differences between the amounts of net tax assets and liabilities derecognised and the net amounts recognised pursuant to the funding arrangement are recognised as either a contribution by, or distribution to the head entity.

c.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, deposits held at call with banks, other short-term highly liquid investments with original maturities of three months or less. Due to the nature of the group’s business the overdraft facility is principally used to finance customer loans and as such is not classified as part of cash and cash equivalents.

d.	Impairment of Assets

At each reporting date, the company reviews the carrying amounts of its assets to determine whether there is any indication that those assets have suffered an impairment loss. If any such indication exists, the recoverable amount of the asset is estimated in order to determine the extent of the impairment loss.

If the recoverable amount of a cash generating unit is estimated to be less than its carrying amount, the carrying amount of the cash generating unit is reduced to its recoverable amount.

An impairment loss is recognised immediately in the income statement. Where an impairment loss subsequently reverses, the carrying amount of the asset is increased to the revised estimate of its recoverable amount, but only to the extent that the increased carrying amount does not exceed the carrying amount that would have been determined had no impairment loss been recognised for the asset. The reversal of an impairment loss is recognised immediately in income.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

e.	Financial Instruments

Recognition and Initial Measurement

Financial instruments, incorporating financial assets and financial liabilities, are recognised when the entity becomes a party to the contractual provisions of the instrument. Trade date accounting is adopted for financial assets that are delivered within timeframes established by marketplace convention.

Financial instruments are initially measured at fair value plus transactions costs where the instrument is not classified as at fair value through profit or loss. Transaction costs related to instruments classified as at fair value through profit or loss are expensed to profit or loss immediately. Financial instruments are classified and measured as set out below.

Derecognition

Financial assets are derecognised where the contractual rights to receipt of cash flows expires or the asset is transferred to another party whereby the entity is no longer has any significant continuing involvement in the risks and benefits associated with the asset. Financial liabilities are derecognised where the related obligations are either discharged, cancelled or expire. The difference between the carrying value of the financial liability extinguished or transferred to another party and the fair value of consideration paid, including the transfer of non-cash assets or liabilities assumed is recognised in profit or loss.

Classification and Subsequent Measurement

(I) Financial assets at fair value through profit or loss

Financial assets are classified at fair value through profit of loss when they are held for trading for the purpose of short term profit taking, where they are derivatives not held for hedging purposes, or designated as such to avoid an accounting mismatch or to enable performance evaluation where a group of financial assets is managed by key management personnel on a fair value basis in accordance with a documented risk management or investment strategy. Realised and unrealised gains and losses arising from changes in fair value are included in profit or loss in the period in which they arise.

Loans and receivables

Loans and receivables are measured at cost on trade date, this includes all transaction and other associated costs when the obligation exists. Interest is recorded as unearned income and amortised over the life of the loan.

Held to maturity investments

Held to maturity investments are non derivative financial assets with fixed or determinable payments and fixed maturities. It is the company’s intention to hold these investments to maturity.

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

Impairment

The group assesses at each balance date whether there is objective evidence that a financial asset or group of financial assets is impaired. In the case of available-for-sale, a significant or prolonged decline in the fair value of a security below its cost is considered in determining whether the security is impaired. Impairment losses are recognised in the income statement.

f.	Provisions

Provisions are recognised when the company has a legal or constructive obligation, as a result of past events, for which it is probable that an outflow of economic benefits will result and that outflow can be reliably measured.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 1: Statement of Significant Accounting Policies (continued)

g.	Property, Plant and Equipment

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

Subsequent costs are included in the asset’s carrying amount or recognised as a separate asset, as appropriate, only when it is probable that future economic benefits associated with the item will flow to the group and the cost of the item can be measured reliably. All other repairs and maintenance are charged to the income statement during the financial period in which they are incurred.

Depreciation

The depreciable amount of all fixed assets including buildings and capitalised lease assets, but excluding freehold land, is depreciated on a straight line basis over the asset’s useful life to the consolidated group commencing from the time the asset is held ready for use. Leasehold improvements are depreciated over the shorter of either the unexpired period of the lease or the estimated useful lives of the improvements.

The depreciation rates used for each class of depreciable assets are:

	Class of Fixed Asset	Depreciation Rate

	Plant and equipment	2.5 - 40%

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

h.	Revenue

Interest revenue is recognised using the effective interest rate method, which, for floating rate financial assets is the rate inherent in the instrument. Dividend revenue is recognised when the right to receive a dividend has been established.

Dividends received from associates and joint venture entities are accounted for in accordance with the equity method of accounting.

Revenue recognition relating to the provision of services is determined with reference to the stage of completion of the transaction at reporting date and where outcome of the contract can be estimated reliably. Stage of completion is determined with reference to the services performed to date as a percentage of total anticipated services to be performed. Where the outcome cannot be estimated reliably, revenue is recognised only to the extent that related expenditure is recoverable.

All revenue is stated net of the amount of goods and services tax (GST).

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 1: Statement of Significant Accounting Policies (continued)

i.	Critical accounting estimates and judgments

In preparing this financial report the directors were required to make estimates and assumptions. These estimates and assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis.

j.	Goods and Services Tax (GST)

Revenues, expenses and assets are recognised net of the amount of goods and service tax, except where the amount of GST incurred is not recoverable from the Australian Tax Office. It is recognised as part of the cost of acquisition of an asset or as part of an item of the expense.

Receivables and payables are shown inclusive of GST on the balance sheet.

Cash flows are presented in the Cash Flow Statement on a gross basis, except for the GST component of investing and financing activities, which is included in operating cash flows.

k.	Key estimates — Impairment

The group assesses impairment at each reporting date by evaluating conditions specific to the group that may lead to impairment of assets. Where an impairment trigger exists, the recoverable amount of the asset is determined. Value-in-use calculations performed in assessing recoverable amounts incorporate a number of key estimates. No impairments were recognised during the year as no impairment triggers were identified.

Impairment of Assets

l.	Loans and advances to customers

Loans and advances to customers are measured at cost which is equal to fair value. Loans are tested for impairment on a regular basis by the credit committee, which consists of senior lenders and management. It was determined by the committee that all loans were recoverable in full as at 30 June 2008.

m.	Comparative Figures

When required by Accounting Standards, comparative figures have been adjusted to conform to changes in presentation for the current financial year.

n.	Statement of Compliance

The financial report complies with Australian Accounting Standards which include Australian equivalents to International Financial Reporting Standards (AIFRS). Compliance with AIFRS ensures that the full year financial report, comprising the financial statements and notes complies with International Financial Reporting Standards (IFRS).

o.	Fair Value

The fair values of quoted investments are based on current bid prices. If the market for a financial asset is not active (and for unlisted securities), the company establishes fair value by using valuation techniques. These include reference to the fair values of recent arm’s length transactions, involving the same instruments or other instruments that are substantially the same, discounted cash flow analysis and option pricing models.

p.	Rounding

Amounts in the financial report have been rounded to the nearest dollar.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

			Economic Entity		Parent Entity
		Note	2008 $	2007 $	2008 $	2007 $

Note 2: Revenue

Operating activities
	— dividends received		—	—	—	1,750,000
	— interest received		592,843	2,658	3,964	1,844
	— management fees		56,816	670,562	—	—
	— loan fees		14,644	—	—	—

	Total Revenue		664,303	673,220	3,964	1,751,844

Note 3: Profit from Ordinary Activities

a.	Expenses

Cost of sales
Finance costs:
	— external		318,730	—	—	—
	— related entities		81,275	148,109	81,275	148,109

Total borrowing costs			400,005	148,109	81,275	148,109

b.	Bad and doubtful debts:

—	trade receivables		—	—	—	—

Total bad and doubtful debts			—	—	—	—

Total			400,005	148,109	81,275	148,109

c.	General Administration Expenses

—	Depreciation and amortisation		24,121	2,301	231	—
—	Employment costs		247,240	23,487	—	—
—	General administration		190,601	14,809	14,977	12,940
—	Legal Fees		24,656	2,679	25,412	2,280
—	Management Fees		142,473	114,000	8,000	34,893

Total Expenses			629,091	157,276	48,620	50,113

d.	Significant Revenue and Expenses

The following significant revenue and expense items are significant in explaining the financial performance.
—	Consideration received on disposal of subsidiaries		600,100	—	600,100	—
—	Carrying amount of net assets sold		(503,786)	—	40,748	—

		21b	1,103,886	—	559,352	—

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

				Economic Entity		Parent Entity
			Note	2008 $	2007 $	2008 $	2007 $

Note 4: Income Tax Expense

a.	The components of tax expense comprise:
	Current tax			(270,986)	328,358	219,374	4,086

	Deferred tax asset/liability movements (Note 19)			145,583	(157,153)	—	—

	Income tax expense			(125,403)	171,205	219,374	4,086

b.	The prima facie tax on profit from ordinary activities before income tax is reconciled to the income tax as follows:

	Prima facie tax payable on profit from ordinary activities before income tax at 30% (2007: 30%)

	—	prima face tax on profit		(109,438)	112,919	130,026	466,086

	Add tax effect of:

	—	franking credits on dividends received		—	—	—	198,000
	—	unfranked dividends received		—	63,000	—	—
	—	other adjustments		8,288	—	90,156	—

				101,150	175,919	220,182	664,086
	Less tax effect of:

	—	other		—	(4,714)	(808)	—
	—	dividend franking credits		—	—	—	(660,000)
	—	difference in tax and book value of subsidiaries disposed		(24,253)	—	—	—

	Income tax attributed to members of the group			(125,403)	171,205	219,374	4,086

	The applicable weighted average effective tax rates are as follows:			34%	45%	51%	30%

c.	The reconciliation between income tax expense for continuing operations and discontinued operations is as follows:

	Tax expense / (credit) from:
	—	Continuing operations		(125,403)	171,205	219,374	4,086
	—	Discontinued operations		254,621	202,277	—	—

	Total income tax expense			129,218	373,482	219,374	4,086

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 5: Dividends

Distributions paid

No dividends were declared or paid (2007: $1,500,000 franked at the tax rate of 88%)		—	1,500,000	—	1,500,000

Balance of franking account at year end adjusted for franking credits arising from
—	opening balance	817,929	287,294	98,372	—
—	payment of provision for income tax	62,945	136,501	130,026	4,086
—	tax instalments paid in year	30,000	394,134	30,000	—
—	franking credits on dividends received	—	—	—	660,000
—	dividends recognised as receivables, and franking debits arising from payment of proposed dividends, and franking credits that may be prevented from distribution in subsequent financial years	—	—	—	(565,714)

Balance of franking account 30 June		910,874	817,929	258,398	98,372

Note 6: Key Management Personnel Compensation

Key Management Personnel

Directors
Jonathan Philip Pepper	John Paul Margerison (resigned 16/04/2008)
Russell Murphy	Damien Simonfi (appointed 16/04/2008)
Alan Charles Margerison	Philip Briggs (appointed 27/11/2007, resigned 15/01/2008)

Other Key Management Personnel

Kiara Brace – Chief Operating Officer (resigned 21/12/2007)

	Short-term benefits			Post employment benefit
2008	Salary & Fees	Super- annuation	Bonus	Non-Cash Benefits	Super- annuation	Total
	$	$	$	$	$	$

Total compensation	217,161	19,419	—	—	—	236,579

2007

Total compensation	464,955	39,497	—	—	—	504,452

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

			Economic Entity		Parent Entity
		Note	2008 $	2007 $	2008 $	2007 $
Note 7: Auditors’ Remuneration

Remuneration of the auditor of the parent entity for:
—	auditing or reviewing the financial report		36,000	64,538	19,000	17,240
—	factual findings report		—	5,720	—	—
—	assurance services regarding compliance with loan agreements		7,000	—	—	—
—	taxation services provided by related practice of auditor		—	—	11,000	—

			43,000	70,258	30,000	17,240

Note 8: Cash and cash equivalents

Cash at bank and in hand			124,417	473,875	4,723	197,539
Short-term bank deposits			760,387	1,500,000	—	—

			884,804	1,973,875	4,723	197,539

The effective interest rate on short-term bank deposits was 5.25% (2007: 6.10%); these deposits are at call.

Reconciliation of cash

Cash at the end of the financial year as shown in the Cash Flow Statement is reconciled to items in the balance sheet as follows:

Cash and cash equivalents			884,804	1,973,875	4,723	197,539

			884,804	1,973,875	4,723	197,539

Note 8a:

Cash not available for use by the economic entity as at 30 June 2008 was: $826,403 (2007: nil). This is a requirement of the loan agreement between wholly owned subsidiary and its financiers, Suncorp-Metway Ltd. Under clause 15.3 Suncorp-Metway Ltd requires $750,000 or 40% of the largest loan amount to be kept in a reserve loss locked account for any losses incurred on loans.

In addition clause 15.4 requires an interest reserve account to be established and maintained, requiring an additional $61,016 of prepaid interest to be kept aside each month to cover the following month’s interest. This amount changes as the loan book changes both increasing and decreasing each month. Both these conditions were met for the year ended 30 June 2008.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

		Economic Entity		Parent Entity
	Note	2008 $	2007 $	2008 $	2007 $
Note 9: Trade and other receivables

CURRENT
Trade debtors		39,356	37,500	—	—
Accrued loan interest		—	55,076	—	—
Accrued bank interest		—	12,046	—	—
GST receivable		—	9,065	—	—

		39,356	113,687	—	—

Note 10: Loans and advances to customers

CURRENT
Loans issued		8,267,434	31,199,830	875,000	—
Less provision for doubtful debts		—	(294,489)	—	—

		8,267,434	30,905,341	875,000	—

Loans and advances to customers are secured by way of a first registered mortgage. All loans comply with Australian Secured Financial Limited policy with no related party lending.

Note 11: Other Assets

CURRENT
Prepayments		25,807	—	—	—
Formation & Borrowing costs		68,124	2,625	695	927

		93,981	2,625	695	927

Note 12: Property, Plant And Equipment

At cost		120,731	120,184	—	—
Accumulated depreciation		(26,045)	(1,924)	—	—

Total plant and equipment		94,686	118,260	—	—

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 12: Property, Plant And Equipment (continued)

		Plant and Equipment	Leased Plant and Equipment	Total
		$	$	$

a.	Movements in Carrying Amounts

Movement in the carrying amounts for each class of property, plant and equipment

Economic Entity:
	Balance at 1 July 2006	—	—	—
	Additions	120,185	—	120,185
	Disposals	—	—	—
	Depreciation	(1,925)	—	(1,925)

	Balance at 1 July 2007	118,260	—	118,260
	Additions	547	—	547
	Disposals	—	—	—
	Depreciation expense	(24,121)	—	(24,121)

	Balance at 30 June 2008	94,686	—	94,686

Parent Entity:
	Balance at 1 July 2006	—	—	—
	Additions	—	—	—
	Disposals	—	—
	Depreciation	—	—	—
	Balance at 1 July 2007	—	—	—
	Additions	—	—	—
	Disposals	—	—	—
	Depreciation expense	—	—	—

	Balance at 30 June 2008	—	—	—

b.	Impairment Losses

No impairment loss was recognised in the income statement during the period as no impairment triggers existed, if an impairment trigger did exist it would be separately presented in the income statement as impairment loss.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 13: Deferred Tax Asset

	Economic Entity		Parent Entity
	2008 $	2007 $	2008 $	2007 $

Balance (Refer Note 19)	8,246	157,443	—	—

	8,246	157,443	—	—

Note 14: Intangible Assets

Goodwill
Cost	—	8,400	—	—

Net carrying Value	—	8,400	—	—

Reconciliation of Goodwill
Balance at beginning of year	8,400	—	—	—
Additions	—	8,400	—	—
Disposals	(8,400)	—	—	—

Closing carrying value at 30 June 2008	—	8,400	—	—

Note 15: Other financial assets

	Economic Entity		Parent Entity
	2008 $	2007 $	2008 $	2007 $

Investment in subsidiary companies	—	—	500,104	1,408,600

	—	—	500,104	1,408,600

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 16: Subsidiary Companies

a. Interests are or were held in the following subsidiary companies

Subsidiary	Principal Activity	Country of Incorporation	Ownership Interest & voting power		Carrying amount of Investment
			2008%	2007%	2008 $	2007 $

Australian Secured Investments Limited	Short term loans	Australia	—	100	—	1,408,400

Auslink Limited	Short term loans	Australia	—	100	—	100

ADJ Services Pty Ltd	Service entity	Australia	100	100	100	100

Ausec Finance Limited	Short term loans	Australia	100	—	500,004	—

b. Disposal of controlled entities

On 30 November 2007, the parent entity disposed of its 100% interest in Australian Secured Investments Limited. An operating loss of $57,179 was attributable members of the parent entity.

On 1 June 2008, the parent entity disposed of its 100% interest in Auslink Limited. An operating los of $197,970 was attributable to members of the parent entity.

c. Acquisition of controlled entities

On 20 November 2007, the parent entity acquired 100% of Ausec Finance Limited (formerly DJ Managed Funds Limited), for a purchase consideration of $4.

Note 17: Trade and other payables

	Economic Entity		Parent Entity
	2008 $	2007 $	2008 $	2007 $

CURRENT
Related party payables	—	—	150,000	—
Unearned revenue	36,480	256,201	—	—
Trade payables	42,746	66,342	—	3,240
Accrued expenses	28,574	1,646,699	—	—

	107,800	1,969,242	150,000	3,240

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 18: Promissory notes and other liabilities evidenced by paper

	Note	Economic Entity		Parent Entity
		2008 $	2007 $	2008 $	2007 $

CURRENT
Secured
(i) Bank loans		7,329,455	—	—	—
(ii) Debenture Certificates Issued		—	17,740,324	—	—
Unsecured
Related party		1,105,409	—	305,931	—
Subordinated loans		—	1,181,733	—	—

NON-CURRENT
Secured
Debenture Certificates Issued		—	6,412,361	—	—
Unsecured
Loan		350,000	5,830,000	350,000	1,350,000

		8,784,864	31,164,418	655,931	1,350,000

(i) All bank loans are secured by way of a first registered mortgage as per the facility agreement between Ausec Finance Ltd and Suncorp-Metway Ltd.

(ii) Debenture certificates were secured by a floating charge over the Australian Secured Investments Limited assets and a first registered mortgage.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 19: Tax

			Note	Economic Entity		Parent Entity
				2008 $	2007 $	2008 $	2007 $
a.	CURRENT
	Income tax			109,412	136,502	109,412	4,086

	NON-CURRENT
	Deferred tax liability comprises:
	Other			—	3,614	1,392	—

b.	Assets
	NON-CURRENT
	Deferred tax assets comprise:
	Carry forward subsidiary losses			—	147,804	—	—
	Provisions			8,246	9,639	—

				8,246	157,443	—	—

c.	Reconciliations
	i.	Gross Movements

		The overall movement in the deferred tax account is as follows:
		Opening balance		153,829	(3,324)	—	—
		(Charge/credit to income statement)		(145,583)	157,153	—	—

		Closing balance		8,246	153,829	—	—

	ii.	Deferred Tax Liability

		The movement in deferred tax liability for each temporary difference during the year is as follows:
		Other
		Opening balance		(3,614)	(3,324)	—	—
		Charged to the income statement		3,614	(290)	(1,392)	—

		Closing balance		—	(3,614)	(1,392)	—

	iii.	Deferred Tax Assets

		The movement in deferred tax assets for each temporary difference during the year is as follows:
		Opening balance		157,443	—	—	—
		Carry forward losses of subsidiary credited to the income statement		(149,197)	147,804	—	—
		Provisions credited to the income statement		—	9,639

		Closing balance		8,246	157,443	—	—

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

	Note	Economic Entity		Parent Entity
		2008 $	2007 $	2008 $	2007 $

Note 20: Issued Capital
4,114,288 fully paid ordinary shares		200,204	200,204	200,204	200,204

		200,204	200,204	200,204	200,204

The company has authorised share capital amounting to 4,114,288 ordinary shares of no par value.

Ordinary Shares		No.	No.	No.	No.
At the beginning of reporting period		4,114,288	20,000	4,114,288	20,000
Shares issued during period
— 11/10/2006		—	4,094,288	—	4,094,288

At reporting date		4,114,288	4,114,288	4,114,288	4,114,288

On 22 June 2006 the company issued 20,000 ordinary shares at $0.01 each called to 0.01 cents.
On 8 August 2006 the company split the original 20,000 shares into 4,000,000 ordinary shares.
On 2 October 2006 the company issued 114,288 ordinary shares.

No further shares were issued in the period between 30 June 2007 and 30 June 2008.

Ordinary shares participate in dividends and the proceeds on winding up of the parent entity in proportion to the number of shares held.

At the shareholders’ meetings each ordinary share is entitled to one vote when a poll is called, otherwise each shareholder has one vote on a show of hands.

Capital Management

Management controls the capital of the group in order to maintain sufficient liquidity and provide the shareholders with adequate returns to ensure that the company can fund its operations and continue as a going concern.

The group’s debt and capital includes ordinary share capital and financial liabilities, supported by financial assets. There are no externally imposed capital requirements.

Management effectively manages the group’s capital by assessing the group’s financial risks and adjusting its capital structure in response to changes in these risks and in the market. These responses include the management of debt levels, distributions to shareholders and share issues.

There have been no changes in the strategy adopted by management to control the capital of the group since the prior year.

		Economic Entity		Parent Entity
		2008	2007	2008	2007

Total borrowings	18	8,784,862	31,164,418	655,931	1,350,000

Trade and other payables	17	107,800	1,969,424	150,000	3,240
Less cash and cash equivalents	8	(889,804)	(1,973,875)	(4,723)	(197,539)

Net debt		8,002,858	31,159,967	801,208	1,155,701

Total equity		386,431	5,855	463,787	249,740

Total capital		8,389,289	31,165,822	1,264,995	1,405,441

Gearing ratio		95.43%	99.98%	63.33%	82.23%

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 21: Cash Flow Information

		Economic Entity		Parent Entity
		2008 $	2007 $	2008 $	2007 $
a.	Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
	Profit from ordinary activities after income tax	354,727	668,609	241,047	1,549,536
	Non-cash flows in profit from ordinary activities
	Gain on disposal of subsidiaries	(1,103,886)	—	(559,352)	—
	Depreciation	24,121	1,925	231	—
	Bad debts expense	6,399	—	—	—
	Changes in assets and liabilities, net of the effects of purchase and disposal of subsidiaries
	(Increase)/decrease in trade and term debtors	58,126	58,029	—	—
	(Increase)/decrease in other assets	145	(296)	—	(927)
	Increase/(decrease) in prepayments	(92,432)	—	—	—
	(Increase)/decrease in deferred tax balances	(49,955)	(157,153)	—	—
	Increase/(decrease) in payables	(101,187)	866,807	(3,240)	3,240
	Increase/(decrease) in current tax liabilities	(6,002)	(150,793)	17,371	4,086
	Increase/(decrease) in provisions	(37,783)	294,489	89,349	—

	Cash flow from operations	(947,727)	1,581,617	(241,594)	1,555,935

Note 21b Cash Flow Information

	During the year, Australian Secured Investments Ltd and Auslink Ltd were sold. In the 2007 year, the Company acquired Australian Secured Investments Ltd.
	Aggregate details of these transactions are:
	Acquisition price	—	—	—	(8,600)

	Disposal price	600,100	—	600,100	—

	Cash consideration	600,100	—	600,100	—

	Assets and liabilities held at date of disposal:
	Investment in controlled entities	38,959	—	40,748	—
	Cash and cash equivalents	19,029,212	—	—	—
	Customer loans receivable (net)	4,287,795	—	—	—
	Other loans receivable	939,478	—	—	—
	Other assets	168,506	—	—	—
	Payables	(643,277)	—	—	—
	Loans and debentures payable	(24,324,459)	—	—	—

		(503,786)	—	40,748	—

	Gain on disposal	1,103,886	—	559,352	—

		600,100	—	600,100	—

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 22: Events After the Balance Sheet Date

a.

There has not been any matter or circumstance, other than that referred to in the financial statements or notes thereto, that has arisen since the end of the financial year, that has significantly affected, or may significantly affect, the operations of the company, the results of these operations, or the state of affairs of the company in future financial years

b.	The financial report was authorised for issue by the board of directors on the date that the directors’ declaration was signed.

Note 23: Segment Reporting

a.	Business Segment

The company operates in one business segment being the provision of secured loans primarily to businesses in Australia. Information relating to the continuing operations and discontinued operations is as follows.

	Consolidated group (Continuing operations)		Discontinued operations
	2008 $	2007 $	2008 $	2007 $

REVENUE
External revenue	664,303	673,220	1,686,557	5,363,172

Total revenue	664,303	673,220	1,686,557	5,363,172

RESULT
Segment result	(239,390)	196,630	(178,604)	471,979
Finance costs	(400,005)	(148,109)	(911,039)	(2,156,823)
Other expenses	(503,688)	(328,481)	(954,122)	(2,734,370)
				—
ASSETS				—
Segment assets	9,388,507	402,686	—	—
Discontinued assets	—	—	24,463,950	32,876,945
			—	—

Total assets	9,388,507	402,686	24,463,950	32,876,945

LIABILITIES
Segment liabilities	9,002,076	1,472,630
Discontinued operations liabilities			24,967,736	31,801,146

Total liabilities	9,002,076	1,472,630	(24,967,736)	—

b.	Geographical Segment

The company operates in the one geographical segment being Australia.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 24: Related Party Transactions

Transactions between related parties are on normal commercial terms and conditions no more favourable than those available to other parties unless otherwise stated.

Australian Secured Financial Limited:

Following on from the financial year end 30 June 2007, an unsecured loan of $1,400,000 at an interest rate of 10% per annum was loaned to the company by Baildon Pty Ltd, a director related company. The balance outstanding on this loan as at 30 June 2008 was $nil (2007:$ 1,350,000).

During the year an unsecured loan of $300,000 at an interest rate of 12% per annum was made from Caldy Properties Pty Ltd, a director related company. The balance outstanding on this loan as at 30 June 2008 was $305,931 (2007: nil).

During the year Australian Secured Financial Limited paid $25,412 in legal professional fees to Davis Lawyers, a company related to Mr Paul Davis (2007: $4,018).

During the year Australian Secured Investments Ltd paid no dividends (2007: $1,750,000 franked at 88%) to Australian Secured Financial Limited.

Management services were provided to the company during the year by ADJ Services Pty Ltd, a director related company. Fees charged for these services were $8,000 (2007: nil).

Auslink Limited:

During the year an unsecured loan of $3,500,000 at an interest rate of 12% per annum was made by Baildon Pty Ltd, a director related company. The balance outstanding on this loan at subsidiary disposal date was $nil (2007: $910,000).

During the year an unsecured line of credit loan of $6,000,000 at an interest rate of 10.5% per annum with a Line fee of $45,000 per annum payable monthly, was made by the Charles and Colinette Margerison Trust, an entity related to Mr J Margerison and Mr A Margerison. The balance outstanding on this loan at the subsidiary disposal date was $5,452,778 (2007: $1,550,000).

During the year an unsecured loan of $1,500,000 at an interest rate of 12% per annum, was made by the Charles and Colinette Margerison Trust, an entity related to Mr J Margerison and Mr A Margerison. The balance outstanding on this loan at the subsidiary disposal date was $nil (2007: $1,430,000 nil).

During the year an unsecured loan of $800,000 at an interest rate of 12% per annum from Caldy Properties Pty Ltd a director related company was fully paid out, the balance on this loan at the subsidiary disposal date was $nil (2007: $590,000).

During the year Australian Secured Investments Limited assigned three loans to Auslink Ltd, a company owned 100% by Australian Secured Financial Limited. The total of these three loans amounted to $5,906,356 (2007: $1,641,184).

During the year Auslink Limited paid $34,860 in legal professional fees to Davis Lawyers, a company related to Mr Paul Davis (2007: $6,251).

Management services were provided to the company during the year by ADJ Services Pty Ltd, a director related company. Fees charged for these services were $385,350 (2007: $170,149).

Australian Secured Investments Limited:

During the previous year an unsecured subordinated loan of $540,000 at an interest rate of 8% per annum, was made by IA Global Inc, a shareholder of Australian Secured Financial Limited. The balance outstanding on this loan as at the subsidiary disposal date was $nil (2007: $181,733).

During the previous year an unsecured subordinated loan of $500,000 at an interest rate of 12% per annum, was made by Nvesta Pty Ltd, a shareholder of Australian Secured Financial Limited. The balance outstanding on this loan as at the subsidiary disposal date was $nil (2007: $500,000).

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 24: Related Party Transactions (continued)

During the previous year an unsecured subordinated loan of $500,000 at an interest rate of 11% per annum, was made by Baildon Pty Ltd, a director related company. The balance outstanding on this loan at the subsidiary disposal date was $nil (2007: $500,000).

During the year Australian Secured Investments Limited assigned three loans to Auslink Ltd, a company owned 100% by Australian Secured Financial Limited. The total of these seven loans amounted to $5,906,356 (2007: $1,641,184).

During the year Australian Secured Investments Limited assigned no loans to DJ Capital Solutions Pty Ltd, a director related company (2007: $3,780,045 two loans).

Australian Secured Investments Limited paid $377,296 to ADJ Services Pty Ltd, a director – related company for management fees in relation to operating expenses for the period up to the date of disposal of subsidiary being 30 November (2007: nil).

During the year Australian Secured Investments Limited paid $186,668 in legal professional fees (a significant proportion of which was on charged in loan service fees) to Davis Lawyers, a company related to Mr Paul Davis (2007: $226,231).

ADJ Services Pty Ltd

During the year an unsecured loan of $60,000 at an interest rate of 0% per annum was made by Auslink Ltd, a director related company. The balance outstanding on this loan as at 30 June 2008 was $60,000 (2007: nil).

During the year ADJ Services Pty Ltd paid $99,888 (2007: $114,000) in management fees to DJ Capital Pty Ltd, a director related company.

Legal fees of $15,416 (2007: $399) were paid to Davis Lawyers a company related to Mr Paul Davis.

During the year ADJ Services Pty Ltd received an amount of $500 (2007: $500) from the Charles and Colinette Margerison trust, an entity related to Mr J Margerison and Mr A Margerison. This fee was for administration services provided.

During the year ADJ Services Pty Ltd received an amount of $155 (2007: $154) from the Nursing Home trust, an entity related to Mr J Margerison and Mr A Margerison. This fee was for administration services provided.

During the year ADJ Services Pty Ltd received an amount of $100 (2007: Nil) from American Capital Reserve Pty Ltd, a director related company. This fee was for administration services provided.

During the year ADJ Services Pty Ltd received an amount of $236 (2007: $9,090) from Loanbase Pty Ltd, a director related company. This fee was for administration services provided.

During the year ADJ Services Pty Ltd received an amount of $9,707 (2007: $384,609l) from DJ Capital Pty Ltd, a director related company. This fee was for administration services provided.

Ausec Finance Limited

During the year Ausec Finance Limited paid $417,268 to ADJ Services Pty Ltd, a director – related company for management fees in relation to operating expenses (2007: nil).

During the year an unsecured loan of $1,095,889 at an interest rate of 0% per annum was made by Auslink Ltd, a director – related company. The balance outstanding on this loan as at 30 June 2008 was $799,477 (2007: nil).

Note 25: Economic Dependence

The primary source of funding is derived from a line of credit provided by Suncorp-Metway to Ausec Finance Ltd. The facility is reviewed annually on the anniversary of the original draw down date.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 26: Financial Instruments

a.	Financial Risk Management

The group’s financial instruments consist mainly of deposits with banks, loans and advances to customers, promissory notes and other liabilities.

The main purpose of non-derivative financial instruments is to raise finance for the group’s operations.

The group did not have any derivative instruments at 30 June 2008.

	i.	Treasury Risk Management

A finance committee consisting of senior executives of the group meet on a regular basis to analyse financial risk exposure and to evaluate treasury management strategies in the context of the most recent economic conditions and forecasts.

The committee’s overall risk management strategy seeks to assist the consolidated group in meeting its financial targets, whilst minimising potential adverse effects on financial performance.

The finance committee operates under policies approved by the board of directors. Risk management policies are approved and reviewed by the Board on a regular basis. These include credit risk policies and future cash flow requirements.

	ii.	Financial Risks Exposures and Management

The main risks the company is exposed to through its financial instruments are interest rate risk, liquidity risk and credit risk.

	iii.	Interest rate risk

Interest rate risk is the risk that the fair value of the future cash flows of a financial instrument will fluctuate because of changes in the market interest rates. This risk is exposed through its loans to customers and its borrowings, and is managed with a mixture of fixed and floating rate debt.

All loans to customers are fixed rate debts at rates determined by the lending team. Therefore, the company is not exposed to interest rate risk on its loans to customers.

In order to manage interest rate risk on borrowings, it is management’s policy to maintain between 5 and 10% of its debt on fixed interest rate terms which may be through a related party. The remaining debt is set to the 30-day bank bill rate at the start of each interest period.

	iv.	Foreign currency risk

The group is not exposed to fluctuations in foreign currencies.

	v.	Liquidity risk

The group manages liquidity risk by monitoring forecast cash flows and ensuring that adequate unutilised borrowing facilities are maintained. The group’s policy is to ensure that the following month’s interest and management fees are held in cash at all times.

	vi.	Credit risk

The group’s lending business is operated through Ausec Finance Ltd. The comments made below refer to the principles used by Ausec Finance Ltd and the group for managing credit risk associated with that business. The maximum exposure to credit risk, excluding the value of any collateral or other security, at balance date to recognised financial assets, is the carrying amount, net of any provisions for impairment of those assets, as disclosed in the balance sheet and notes to the financial statements.

There are no material amounts of collateral held as security at 30 June 2008.

Credit risk is managed and reviewed regularly by the finance committee. It arises from exposures to customers as well as through deposits with financial institutions.

The finance committee monitors credit risk by actively assessing the rating quality and liquidity of its customers:

In the first instance, Ausec Finance Limited will target non regulated short term lending opportunities (commercial, residential and vacant land) secured by way of first mortgage. Shorter term loans better match Ausec Finance Limited lending criteria.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 26: Financial Instruments

Loan terms are set at a maximum term of 12 months. The ideal loan is for a term of 3 months. Arrears are defined as either when an interest is 1 day past due or when capital remains unpaid 1 day past the maturity date.

As a legitimate part of its business strategy, Ausec Finance Limited anticipates that a certain portion of loans will exceed their maturity date. The consequence is that Ausec Finance Limited earns a higher yield as the client is charged the higher contractual rate.

In general, the short term nature of the company loans allows Ausec Finance Limited to monitor the borrowers more closely.

From a risk management perspective, even though the strategy results in a higher reported level of arrears, the actual portfolio risk is neutral but return is higher.

Exit strategy is an important part of the loan management process. Typical exit strategies include:

- sale of property

- refinance with a bank or mortgage manager

- refinance with another short term lender or development financier

Refinance to a longer term Ausec Finance Limited loan is not a legitimate exit strategy although it can become an option on satisfactory performance of the loan.

The group does not have any material credit risk exposure to any single receivable or group of receivables under financial instruments entered into by the group.

The trade receivables balances at 30 June 2008 and 30 June 2007 do not include any counter parties with external credit ratings. Customers are assessed for credit worthiness using the criteria detailed above.

	vii.	Price risk

The company is not exposed to any material commodity price risk.

b.	Interest Rate Risk

The economic entity’s exposure to interest rate risk, which is the risk that a financial instrument’s value will fluctuate as a result of changes in market interest rates and the effective weighted average interest rates on those financial assets and financial liabilities, is as follows:

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

	Weighted Average				Fixed Interest Rate Maturing
	Effective Interest Rate		Floating Interest Rate		Within 1 Year		1 to 5 Years
	2008	2007	2008	2007	2008	2007	2008	2007
	%	%	$	$	$	$	$	$
Financial Assets:
Cash and cash equivalents	5.25	6.10	884,904	473,875	—	1,500,000	—	—
Receivables	—	—	—	—	—	—	—	—
Loans	25.21	20.16	8,267,434	30,905,341	—	—	—	—

Total Financial Assets			9,152,338	31,379,216	—	1,500,000	—	—

Financial Liabilities:
Tax Liability	—	—	—	—	—	—	—	—
Subordinated debt	—	10.27	—	—	—	1,181,733	—	—
Loans	10.94	11.10	8,784,864	—	—	—	—	5,830,000
Payables	—	—	—	—	—	—	—	—
Debentures	—	8.53	—	—	—	17,740,324	—	6,412,361

Total Financial Liabilities			8,784,864	—	—	18,922,057	—	12,242,361

	Non-interest Bearing		Total
	2008	2007	2008	2007
	$	$	$	$
Financial Assets:
Cash and cash equivalents	—	—	884,904	1,973,875
Receivables	39,356	113,687	39,356	113,687
Loans	—	—	8,267,434	30,905,341

Total Financial Assets	39,356	113,687	9,191,694	32,992,903

Financial Liabilities:
Tax liability	109,412	136,502	109,412	136,502
Subordinated debt	—	—	—	1,181,733
Loans	—	—	8,784,864	5,830,000
Payables	107,800	1,969,242	107,800	1,969,242
Debentures	—	—	—	24,152,685

Total Financial Liabilities	217,212	2,105,744	9,002,076	33,270,162

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

c.	Net Fair Values

The net fair values of assets and liabilities approximate there carrying their carrying value. The aggregate net fair values and carrying amounts of financial assets and financial liabilities are disclosed in the Balance Sheet and in the Notes to the Financial Statements.

d.	Average Balance Sheet and Related Interest

	Average balance		Interest		Average rate
	$	$	$	$	%	%
	30 June 2008	30 June 2007	30 June 2008	30 June 2007	30 June 2008	30 June 2007
Assets
Cash	1,431,889	2,944,334	169,442	447,494	5.25	6.10
Loans	19,586,388	26,535,977	2,099,753	4,911,484	25.21	20.16

	21,018,277	29,480,311	2,269,195	5,358,978

Liabilities
Promissory notes and other liabilities evidenced by paper	19,974,640	27,694,786	1,284,023	2,343,088	10.94	8.53

	19,974,640	27,694,786	1,284,023	2,343,088	—	—

e.	Concentration of assets, liabilities and off balance sheet items Geographical

	N.S.W		QLD		VIC		W.A		Other
	$	$	$	$	$	$	$	$	$	$
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
On balance sheet
Assets - loans	799,511	5,025,072	4,882,596	15,390,966	2,042,577	9,193,300	278,739	698,039	264,011	597,964

	799,511	5,025,072	4,882,596	15,390,966	2,042,577	9,193,300	278,739	698,039	264,011	597,964

Liabilities
Debentures	—	13,724,813	—	2,313,202	—	3,810,125	—	1,764,642	—	2,539,903
Loans	350,000	—	8,434,864	5,830,000	—	—	—	—	—	—
Subordinated debt	—	—	—	1,000,000	—	—	—	—	—	181,733

	350,000	13,724,813	8,434,864	9,143,202	—	3,810,125	—	1,764,642	—	2,721,636

Australian Secured Financial Limited and its controlled entities do not keep any off balance sheet assets or liabilities. There are no other significant concentrations of assets and liabilities related to particular industries/customer groups or foreign currency.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

f.	Maturities of Assets and Liabilities

Repayment dates

	2008	2007	2008	2007	2008	2007
	$	$	$	$	$	$
	Up to 3 months	Up to 3 months	3 months to 1 year	3 months to 1 year	1 year to 5 year	1 year to 5 year

Assets
Cash	884,804	473,875	—	—	—	1,500,000
Receivables	39,356	113,687	—	—	—	—
Loans	4,273,505	26,116,464	3,993,929	4,729,480	—	59,397

	5,197,665	26,704,026	3,993,929	4,729,480		1,559,397

Liabilities
Interest-bearing liabilities	8,784,864	12,450,378	—	11,995,183	—	6,718,857
Payables	107,800	1,969,242	—	—	—	—

	8,89,2664	14,419,620	—	11,995,183	—	6,718,857

g.	Losses on loans and advances

Australian Secured Financial Limited’s subsidiary Ausec Finance Limited credit committee analyses all loans on a monthly basis and any loans or portions of loans which are deemed uncollectible are reported to the board of directors. The board will direct the accounting department of such details. The uncollectible monies outstanding on the loan will then be recognised as an expense and the loan balance reduced to its fair value. During the period Auslink Limited recorded total impairment losses of $12,370 (2007: $294,489) on three loans.

h.	Sensitivity Analysis Interest Rate Risk

The company has performed a sensitivity analysis relating to its exposure to interest rate risk at balance date. This sensitivity analysis demonstrates the effect on the current year results and equity which could result from a change in this risk. Interest Rate Sensitivity Analysis:

At 30 June 2008, the effect on profit and equity as a result of changes in the interest rate, with all other variables remaining constant, would be as follows:

	Consolidated Group		Parent Entity
	2008	2007	2008	2007
	$	$	$	$
Change in profit
— Increase in interest rate by 2%	(370,906)	(495,009)	(13,118)	(27,000)
— Decrease in interest rate by 2%	370,906	495,009	13,118	27,000
Change in equity
— Increase in interest rate by 2%	(18,037)	(25,523)	(13,118)	(27,000)
— Decrease in interest rate by 2%	18,037	25,523	13,118	27,000

The above interest rate sensitivity analysis has been performed on the assumption that all other variables remain unchanged. No sensitivity analysis has been performed on foreign exchange risk, as the entity is not exposed to foreign currency fluctuations.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

          NOTES TO THE FINANCIAL STATEMENTS FOR THE YEAR ENDED 30 JUNE 2008

Note 27: Change in Accounting Standards

The following accounting standards have been issued or amended but were not applicable for the year ended 30 June 2008 and have not been early adopted by the group. Details of these standards and the potential impact on future financial reports of the group are as follows:

AASB Amendment		Standards Affected	Outline of Amendment	Application date of Standard	Application date for Group
AASB 2007–3 Amendments to Australian Accounting Standards	AASB 5	Non-current Assets Held for Sale and Discontinued Operations	The disclosure requirements of AASB 114: Segment Reporting have been replaced due to the issuing of AASB 8: Segment Reporting in February 2007. These amendments will involve changes to segment reporting disclosures within the financial report. However, it is anticipated there will be no direct impact on recognition and measurement criteria amounts included in the financial report, as the entity does not fall within the scope of AASB 8.	1.1.2009	1.7.2009
	AASB 6	Exploration for and Evaluation of Mineral Resources
	AASB 102	Inventories
	AASB 107	Cash Flow Statements
	AASB 119	Employee Benefits
	AASB 127	Consolidated and Separate Financial Statements
	AASB 134	Interim Financial Reporting
	AASB 136	Impairment of Assets
	AASB 1023	General Insurance Contracts
	AASB 1038	Life Insurance Contracts

AASB 8 Operating Segments	AASB 114	Segment Reporting	As above.	1.1.2009	1.7.2009
AASB 2007–6 Amendments to Australian Accounting Standards	AASB 1	First time adoption of AIFRS	The revised AASB 123: Borrowing Costs issued in June 2007 has removed the option to expense all borrowing costs. This amendment will require the capitalisation of all borrowing costs directly attributable to the acquisition, construction or production of a qualifying asset. However, there will be no direct impact to the amounts included in the financial group as they already capitalise borrowing costs related to qualifying assets.	1.1.2009	1.7.2009
	AASB 107	Cash Flow Statements
	AASB 111	Construction Contracts
	AASB 116	Property, Plant and Equipment
	AASB 138	Intangible Assets

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

AASB Amendment		Standards Affected	Outline of Amendment	Application date of Standard	Application date for Group

AASB 123 Borrowing Costs	AASB 123	Borrowing Costs	As above	1.1.2009	1.7.2009
AASB 2007–8 Amendments to Australian Accounting Standards	AASB 101	Presentation of Financial Statements	The revised AASB 101: Presentation of Financial Statements issued in September 2007 requires the presentation of a statement of comprehensive income and makes changes to the statement of changes in equity.	1.1.2009	1.7.2009

AASB 101	AASB 101	Presentation of Financial Statements	As above	1.1.2009	1.7.2009

Note 28: Discontinued Operations

	Consolidated Group
	2008 $	2007 $

On 30 November 2007, the consolidated group disposed of Australian Secured Investments Ltd. In addition, the consolidated group disposed of Auslink Limited on 1 June 2008.

Financial information relating to the discontinued operations of these subsidiary companies to the date of disposal is set out below.
The financial performance of the discontinued operations to the date of sale which is included in profit/(loss) from discontinued operations per the income statement is as follows:
Revenue	1,686,557	5,363,172
Expenses	(1,941,706)	(4,688,916)

Profit /(loss) before income tax	(255,149)	674,256
Income tax expense	76,545	(202,277)

Profit attributable to members of the parent entity	(178,604)	471,979

Profit on sale before income tax	1,103,886	—
Income tax expense	(331,165)	—

Profit (loss) on sale after income tax	772,721	—

Total profit after tax attributable to the discontinued operation	594,117	471,979

The net cash flows of the discontinued division which have been incorporated into the cash flow statement are as follows:
Net cash inflow/(outflow) from operating activities	(479,144)	—
Net cash inflow from investing activities	25,673,522	—
Net cash (outflow)/inflow from financing activities	(7,900,724)	—

Net cash increase in cash generated by the discontinued division	17,293,654	—

Gain on disposal of the divisions included the gain from discontinued operations per the income statement.

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

Note 29: Company Details

The registered office of the company is:

Australian Secured Financial Limited
Level 1
Corporate Centre
2 Corporate Court
BUNDALL QLD 4217

AUSTRALIAN SECURED FINANCIAL LIMITED ACN 120 340 507 and Controlled Entities

DIRECTORS’ DECLARATION

The directors of the company declare that:

1.	The financial statements and notes, as set out in page 6to37, are in accordance with the Corporations Act 2001:

	a.	comply with Accounting Standards and the Corporations Regulations 2001; and

	b.	give a true and fair view of the financial position as at 30 June 2008 and of the performance for the year ended on that date of the company and economic entity.

2.	In the directors’ opinion there are reasonable grounds to believe that the company will be able to pay its debts as and when they become due and payable.

This declaration is made in accordance with a resolution of the Board of Directors.

Director	/s/ Jonathan Pepper
Jonathan Pepper

Dated this 30th day of October 2008

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and
Controlled Entities

INDEPENDENT AUDITOR’S REPORT TO THE MEMBERS OF
AUSTRALIAN SECURED FINANCIAL LIMITED

Report on the financial report

We have audited the accompanying financial report of Australian Secured Financial Limited (the company) and Australian Secured Financial Limited and Controlled Entities (the consolidated entity), which comprises the balance sheet as at 30 June 2008, and the income statement, statement of changes in equity and cash flow statement for the year ended on that date, a summary of significant accounting policies and other explanatory notes and the directors’ declaration of the consolidated entity comprising the company and the entities it controlled at the year’s end or from time to time during the financial year.

Directors’ responsibility for the financial report

The directors of the company are responsible for the preparation and fair presentation of the financial report in accordance with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Act 2001. This responsibility includes establishing and maintaining internal control relevant to the preparation and fair presentation of the financial report that is free from material misstatement, whether due to fraud or error; selecting and applying appropriate accounting policies; and making accounting estimates that are reasonable in the circumstances. In Note 1(n), the directors also state, in accordance with Accounting Standard AASB 101: ‘Presentation of Financial Statements’, that compliance with the Australian equivalents to International Financial Reporting Standards (IFRS) ensures that the financial report, comprising the financial statements and notes, complies with IFRS.

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

Independence

In conducting our audit, we have complied with the independence requirements of the Corporations Act 2001. We confirm that the independence declaration required by the Corporations Act 2001, provided to the directors of Australian Secured Financial Limited on 30 October 2008, would be in the same terms if provided to the directors as at the date of this auditor’s report.

AUSTRALIAN SECURED FINANCIAL LIMITED ABN 74 120 340 507 and
Controlled Entities

Auditor’s Opinion

In our opinion:

a.	the financial report of Australian Secured Financial Limited and Australian Secured Financial Limited and Controlled Entities is in accordance with the Corporations Act 2001, including:

	(i)	giving a true and fair view of the company’s and consolidated entity’s financial position as at 30 June 2008 and of their performance for the year ended on that date; and

	(ii)	complying with Australian Accounting Standards (including the Australian Accounting Interpretations) and the Corporations Regulations 2001.

b.	the financial report also complies with International Financial Reporting Standards as disclosed in Note 1(n).

/s/ Bentleys
Bentleys Brisbane Partnership
Chartered Accountants

/s/ Martin Power
PM Power
Partner
Level 26, 10 Eagle Street
BRISBANE QLD 4001
Dated this 31st day of October 2008

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IA GLOBAL, INC.

Date: December 23, 2008             By: /s/ Derek Schneideman
                                        ---------------------
                                        Derek Schneideman
                                        Chief Executive Officer

                                    By: /s/  Mark Scott
                                        ---------------
                                        Mark Scott
                                        Chief Operating and Financial Officer,
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

/s/ Derek Schneideman    Chief Executive Officer               December 23, 2008
---------------------    (Principal Executive Officer)
Derek Schneideman

/s/ Mark Scott           Chief Operating and Financial         December 23, 2008
--------------           Officer, and Secretary
Mark Scott               (Principal Financial and
                         Accounting Officer)

/s/ Hideki Anan          Management Director                   December 23, 2008
---------------
Hideki Anan

/s/ Masazumi Ishii       Independent Director                  December 23, 2008
------------------
Masazumi Ishii

/s/ Eric La Cara         Independent Director                  December 23, 2008
----------------
Eric La Cara

/s/ Mae Towada           Independent Director                  December 23, 2008
--------------
Mae Towada