Form 10-Q
period 2008-12-31
IA GLOBAL INC
filed 2009-02-23
CIK 1077634

_______________________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ___________________________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

                                 Yes [ ] No [X]

         As of February 23, 2009 there were issued and outstanding 218,485,989 shares of the Registrant's Common Stock.
________________________________________________________________________________

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

               Consolidated Balance Sheets ....................................3

               Consolidated Statements of Operations ..........................4

               Consolidated Statement of Cash Flows ...........................5

               Notes to Consolidated Financial Statements .....................6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................35

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk ....44

     Item 4T.  Controls and Procedures .......................................54

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings .............................................54

     Item 1A.  Risk Factors...................................................54

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds....54

     Item 3.   Defaults Upon Senior Securities ...............................55

     Item 4.   Submission of Matters to a Vote of Security Holders ...........55

     Item 5.   Other Information .............................................55

     Item 6.   Exhibits ......................................................56

Signatures ...................................................................58

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                 December 31,      March 31,
                                                                                     2008            2008
                                                                                 ------------    ------------
ASSETS                                                                            (unaudited)      (audited)
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $  2,354,121    $  1,626,862
  Accounts receivable, net of allowance of $451,601 and $674,886, respectively      8,422,834      12,746,290
  Prepaid expenses ...........................................................        871,630       1,967,164
  Notes receivable ...........................................................      2,470,504       1,484,519
  Other current assets .......................................................        193,802         462,709
  Deferred taxes - foreign ...................................................      1,618,716       1,477,580
                                                                                 ------------    ------------
    Total current assets .....................................................     15,931,607      19,765,124

EQUIPMENT, NET ...............................................................      2,622,400       2,431,954

OTHER ASSETS
  Intangible assets, net .....................................................        589,641         331,129
  Equity Investment in Taicom Securities Co Ltd ..............................      3,651,631               -
  Equity investment in Australia Secured Financial Limited ...................      7,220,160       6,930,355
  Equity investment in GPlus Media Co Ltd ....................................      1,393,634       1,380,386
  Equity investment in Slate Consulting Co Ltd ...............................      1,424,338       1,396,481
  Other assets ...............................................................      3,481,209       2,704,752
                                                                                 ------------    ------------

                                                                                 $ 36,314,620    $ 34,940,181
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ...................................................   $  1,150,330    $    197,943
  Accrued liabilities ........................................................      7,009,481       7,851,636
  Consumption taxes received .................................................      1,141,171         460,067
  Note payable - current portion of long term debt ...........................      9,189,777      10,510,655
                                                                                 ------------    ------------
    Total current liabilities ................................................     18,490,759      19,020,301
                                                                                 ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt .............................................................      7,606,610       8,593,594
  Convertible debentures .....................................................              -       2,195,833
                                                                                 ------------    ------------
                                                                                    7,606,610      10,789,427
                                                                                 ------------    ------------

STOCKHOLDER'S EQUITY:
  Preferred stock, $.01 par value, 5,000 authorized, none outstanding ........              -               -
  Common stock, $.01 par value, 300,000,000 shares authorized,
    218,113,889 and 165,303,543, issued and outstanding, respectively ........      2,181,140       1,653,035
  Additional paid in capital .................................................     52,891,191      43,882,701
  Accumulated deficit ........................................................    (43,242,469)    (39,330,512)
  Accumulated other comprehensive loss .......................................     (1,359,704)       (821,864)
                                                                                 ------------    ------------
                                                                                   10,470,158       5,383,360
  Less common stock in treasury, at cost .....................................       (252,907)       (252,907)
                                                                                 ------------    ------------
    Total stockholder's equity ...............................................     10,217,251       5,130,453
                                                                                 ------------    ------------

                                                                                 $ 36,314,620    $ 34,940,181
                                                                                 ============    ============

                                See notes to consolidated financial statements.

                                                       3

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                             Three Months Ended December 31,   Nine Months Ended December 31,
                                             ------------------------------    ------------------------------
                                                  2008             2007             2008             2007
                                             -------------    -------------    -------------    -------------
                                              (unaudited)      (unaudited)      (unaudited)      (unaudited)
REVENUE ..................................   $  13,501,210    $  10,667,378    $  48,553,525    $  22,643,712

COST OF SALES ............................       2,640,685        3,185,692        8,871,188        7,027,965
                                             -------------    -------------    -------------    -------------

GROSS PROFIT .............................      10,860,525        7,481,686       39,682,337       15,615,747

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES ................................      12,968,224        9,138,616       41,735,551       24,780,374
                                             -------------    -------------    -------------    -------------

OPERATING LOSS ...........................      (2,107,699)      (1,656,930)      (2,053,214)      (9,164,627)
                                             -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income ........................             743              517           16,817           16,676
  Interest expense and amortization of
   beneficial conversion feature .........        (126,288)        (269,487)        (631,931)        (779,598)
  Other income ...........................          95,664           34,395          163,892          604,445
  Gain (loss) on equity investment in
   Australia Secured Financial Limited ...          15,194          (55,169)         289,805         (133,151)
  Loss (gain) on equity investment in
   GPlus Media Co Ltd ....................          (7,973)          13,883           45,445           12,804
  Loss (gain) on equity investment in
   Slate Consulting Co Ltd ...............           4,292          (28,071)          27,857          (26,341)
  Loss on equity investment in Taicom
   Securities Co Ltd .....................        (201,458)               -         (421,702)               -
  Conversion of debenture expense ........               -                -                -         (120,046)
  Retirement of debt .....................         (60,660)               -          (60,660)               -
  Loss on sale of Taicom Securities Co Ltd        (996,667)               -         (996,667)               -
  Foreign currency transaction adjustment                -                -          (65,760)          11,381
                                             -------------    -------------    -------------    -------------
    Total other income (expense) .........      (1,277,153)        (303,932)      (1,632,904)        (413,830)
                                             -------------    -------------    -------------    -------------

LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES ............................      (3,384,852)      (1,960,862)      (3,686,118)      (9,578,457)

Income taxes - current (benefit) expense..        (443,743)        (403,691)         225,839       (2,273,644)
                                             -------------    -------------    -------------    -------------

NET LOSS FROM CONTINUING OPERATIONS ......      (2,941,109)      (1,557,171)      (3,911,957)      (7,304,813)

Loss from discontinued operations ........               -         (110,000)               -         (110,000)
                                             -------------    -------------    -------------    -------------

NET LOSS .................................   $  (2,941,109)   $  (1,667,171)   $  (3,911,957)   $  (7,414,813)
                                             =============    =============    =============    =============

Basic and Diluted Loss Per Share of Common
 Stock -
  Basic and diluted loss per share from
   continuing operations .................   $       (0.01)   $       (0.01)   $       (0.02)   $       (0.05)
  Basic and diluted loss per share from
   discontinued operations ...............               -                -                -                -
                                             -------------    -------------    -------------    -------------
  Total basic and diluted loss per share .   $       (0.01)   $       (0.01)   $       (0.02)   $       (0.05)
                                             =============    =============    =============    =============

Weighted average shares of common stock
 outstanding .............................     212,012,704      163,492,006      211,064,673      157,041,129

                                See notes to consolidated financial statements.

                                                       4

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               Nine Months Ended December 31,
                                                                               ------------------------------
                                                                                   2008              2007
                                                                               ------------      ------------
                                                                                (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................................     $ (3,911,957)     $ (7,414,813)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation and amortization ........................................        1,246,647         1,324,312
    Amortization of beneficial conversion feature ........................          104,167           312,500
    Amortization of prepaid financing ....................................           77,540                 -
    Stock based compensation .............................................          353,620           130,485
    Common stock issued for services .....................................          191,164                 -
    Conversion of debenture expense ......................................                -           120,047
    Loss on equity investments ...........................................           90,792           148,896
    Loss on disposal of equity investment ................................          996,667                 -
  Changes in operating assets and liabilities:
    Accounts receivable ..................................................        4,334,210        (2,559,266)
    Prepaid expenses .....................................................        1,037,191          (321,121)
    Notes receivable .....................................................         (985,985)       (1,070,058)
    Other current assets .................................................          281,702           103,271
    Deferred taxes - foreign .............................................         (141,136)       (2,738,624)
    Other assets .........................................................         (776,457)       (1,294,948)
    Accounts payable - trade .............................................          993,020          (180,496)
    Accrued liabilities ..................................................         (845,484)        2,057,586
    Consumption taxes received ...........................................          681,104          (272,186)
    Income taxes payable - foreign .......................................                -          (761,984)
    Deferred revenue .....................................................                -          (520,036)
                                                                               ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ......................        3,726,805       (12,936,435)
                                                                               ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................         (512,923)       (1,417,047)
  Sale of marketable securities ..........................................                -           253,767
  Acquisition of subsidiary Shift Resources, Inc. ........................          (35,000)                -
  Acquisition of investment in Australian Secured Financial Limited ......                -          (125,000)
  Cash from acquisition of Shift Resources, Inc. and Asia Premier
   Executive Suites, Inc. ................................................           12,158                 -
  Cash from disposal of equity investment ................................          130,000                 -
                                                                               ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES: ...................................         (405,765)       (1,288,280)
                                                                               ------------      ------------

CASH FROM FINANCING ACTIVITIES:
  Proceeds from debt .....................................................        4,835,088        17,153,095
  Repayments of debt .....................................................       (8,567,651)       (4,137,629)
  Proceeds from exercise of options ......................................           10,800            87,917
  Proceeds from sale of common stock .....................................          562,086           379,877
  Purchase of common shares for treasury .................................                -          (744,439)
                                                                               ------------      ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ......................       (3,159,677)       12,738,821
                                                                               ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................          161,363        (1,485,894)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................          565,896          (388,162)

CASH AND CASH EQUIVALENTS, beginning of period ...........................        1,626,862         3,908,186
                                                                               ------------      ------------

CASH AND CASH EQUIVALENTS, end of period .................................     $  2,354,121      $  2,034,130
                                                                               ============      ============

Supplemental disclosures of cash flow information:
  Interest paid ..........................................................     $    376,494      $    137,656
  Taxes paid .............................................................     $    385,180      $  1,022,422

Non-cash investing and financing activities:
  Conversion of debentures into Common Stock .............................     $  2,300,000      $  1,350,000
  Conversion of interest payable on debentures into Common Stock .........     $     78,822      $     64,048
  Issuance of Common Stock for acquisition of Subsidiary -
    Asia Premier Executive Suites, Inc. ..................................     $    300,000      $          -
  Equity investment in GPlus Media Co Ltd for common stock ...............     $          -      $  1,360,000
  Equity investment in Slate Consulting Co Ltd for common stock ..........     $          -      $  1,440,000
  Issuance of Common Stock for acquisition of Subsidiary -
    Shift Resources, Inc. ................................................     $    190,000      $          -
  Issuance of Common Stock for acquisition of Investment -
    Taicom Securities Co., Ltd. ..........................................     $  5,200,000      $          -
  Issuance of Note Payable for acquisition of Subsidiary -
    Asia Premier Executive Suites, Inc. ..................................     $    268,000      $          -
  Settlement of note payable for common stock ............................     $    350,103      $          -

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

         In the Asia Pacific region, the company has equity investments of 25.0% in GPlus Media Co Ltd ("GPlus"), 20.25% in Slate Consulting Co Ltd, 36.0% in Australian Secured Financial Limited ("ASFL") and 16% in Taicom Securities Co Ltd ("Taicom"). These organizations provide services, value-add investor relations services, capital raising and other income to IA Global, Inc.

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

Unaudited Financial Statements

         The accompanying unaudited consolidated financial statements of IA Global and subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended

December 31, 2008 and 2007 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the company's operations for any interim period are not necessarily indicative of the results of the company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the company's transition report on Form 10-K for the three months ended March 31, 2008 as filed with the Securities and Exchange Commission ("SEC") on July 15, 2008.

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

         This Quarterly Report on Form 10-Q is the company's third quarterly report for our newly adopted fiscal year-end of March 31, 2009. This Quarterly Report covers the three months ended December 31, 2008.

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

         The company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately $81,000 at current exchange rates. At times during the quarter ended December 31, 2008, the company's cash in bank deposit accounts exceed federally insured limits with regards to certain accounts in the United States, and exceeded Japanese statutory limits with regards to certain accounts in Japan. The company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

REVENUE RECOGNITION - Global Hotline's revenue is derived from its multiple call centers undertaking the telemarketing of telecommunications products and services, and a range of insurance products and services in Japan and other products and services in the Philippines. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined.

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has not recorded any deferred revenue as of December 31, 2008 and March 31, 2008, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three and nine months ended December 31, 2008 and 2007.

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

                                             For the Nine Months Ended
                                                   December 31,
                                             -------------------------
                                                2008          2007
                                                ----          ----
         Risk free interest rate ..........     3.96%         5.39%
         Expected life ....................   8.02 yrs      8.00 yrs
         Dividend rate ....................     0.00%         0.00%
         Expected volatility ..............     112%          111%

         The company recorded $353,620 and $130,485 of compensation expense, net of related tax effects, relative to stock options for the nine months ended December 31, 2008 and 2007, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00).

         As of December 31, 2008, there is approximately $1,264,000 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

         The company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. The company issued grants for shares of common stock to non-employees of 21,429 at $.28 per share during the nine months ended December 31, 2008. There are 273,929 stock options outstanding for non-employees as of December 31, 2008 at an average exercise price of $.342 per share.

         On April 27, 2008, the company's compensation committee granted performance stock option grants for 135,000 shares of common stock to the employees of GPlus at an average price of $.280 per share, the close price on April 26, 2008, the last day before the compensation committee meeting. The stock option grants vest on March 31, 2009 if GPlus achieves revenues of $3,200,000 for the period of April 1, 2008 to March 31, 2009 and are being awarded to employees of an equity investment.

         On May 16, 2008, the board of directors, upon the recommendation of the compensation committee, granted stock options to purchase common stock of 700,000 shares to our executive officers. The options were granted at the fair market price of $0.29 per share based on the adjusted closing price on May 9, 2008, the day the board of directors agreed on the grant. In accordance with the IA Global, Inc. 2007 Stock Incentive Plan, as amended (the "2007 Stock Incentive Plan") the stock options vest quarterly over three years and expire on May 8, 2018.

         On May 30, 2008, the company's board of directors granted stock options to purchase common stock of 656,000 shares to Global Hotline Philippines Inc. The options were granted at the fair market price of $0.28 per share based on the adjusted closing price on May 30, 2008, the day the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on May 29, 2018.

         On July 29, 2008, the company's compensation committee, granted stock options to purchase common stock of 200,000 shares each to Mr. Anan, Mr. Ishii, Mr. La Cara, Mr. Nelson, Mr. Schneideman, Mr. Scott and Ms. Towada for their election to the board of directors. The options were granted at the fair market price of $0.12 per share based on the adjusted closing price on July 29, 2008, the day the directors were elected to the board of directors. In accordance with the 2007 Stock Incentive Plan the stock options vest quarterly over three years and expire on July 28, 2018.

         On July 29, 2008, the stockholders voted to increase the number of shares authorized under the 2007 Stock Incentive Plan from 20,000,000 to 27,500,000 at the company's annual shareholder meeting.

         On July 31, 2008, Eric La Cara, a director, exercised stock options totaling 62,958 shares of common stock for $10,800 or $.172 per share.

         On September 4, 2008, the company's compensation committee ratified a stock option grant to purchase common stock of 200,000 shares to Raul Rabe, a director of Global Hotline Philippines Inc. The options were granted at the fair market price of $0.28 per share based on the adjusted closing price on August 29, 2008, the day the grant was committed to Mr. Rabe. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on August 28, 2018.

         On January 30, 2009, the compensation committee granted stock options to purchase common stock of 250,000 shares to Mr. Scott, the company's COO/CFO. The options were granted at the fair market price of $0.06 per share based on the adjusted closing price on January 30, 2009, the day the board of directors agreed on the grant. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on January 29, 2019.

COMPREHENSIVE INCOME - The company has adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss) before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The company recognizes deferred assets to the extent that management has determined their realization. As of December 31, 2008 and March 31, 2008, the company has a deferred tax asset of $1,618,716 and $1,477,580, respectively, based on primarily prior Japanese net operating losses that company management has determined is available to offset future taxable income and that is expected to be realized.

LITIGATION COSTS - The company is subject to possible legal actions arising in the ordinary course of business. The company regularly reviews the status of pending legal actions to evaluate the amount and likelihood of any potential loss. The company accrues for these potential losses when it is probable that a liability has been incurred and the amount of loss, or possible range of loss, can be reasonably estimated. If actual results differ significantly from the company's estimates, the company may be required to adjust its accruals in the future. The company has no pending legal proceedings against it as of December 31, 2008.

EQUITY INVESTMENTS - The company accounts for equity investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. The equity investments were not considered permanently impaired as of December 31, 2008.

NET LOSS PER SHARE - The company has adopted SFAS No. 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2008, there were options outstanding for the purchase of 12,060,812 common shares, warrants for 36,962,243 common shares and shares issued as collateral for loans of 3,554,546 shares of common stock which could potentially dilute future earnings per share.

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

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements--an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The company is currently evaluating the provisions of SFAS 160 to determine the impact on the company's consolidated financial statements. The adoption of SFAS 160 did not have a material impact on the company's results of operations, financial position or liquidity.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material impact on the company's results of operations, financial position or liquidity.

         In June 2007, the EITF of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the company's results of operations, financial position or liquidity.

         In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The adoption of FSP APB 14-1 did not have a material impact on the company's results of operations, financial position or liquidity.

         In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The company does not expect SFAS No. 162 to have a material impact on the preparation of its consolidated financial statements.

         On June 16, 2008, the FASB issued final Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material impact on the company's results of operations, financial position or liquidity.

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

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company in a constantly growing key industry sector, and the expected continuance of telemarketing services subsequent to these two contracts. The size of these contracts contributed to a purchase price which resulted in identifiable intangible assets. Global Hotline results are included in the financial statements of IA Global for the period June 15, 2005 to December 31, 2008. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         Global Hotline was established on September 7, 2004, as an operator of major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations. As of December 31, 2008 they operate ten call centers in Japan and employ approximately 1,100 full time and part time employees.

         On October 20, 2008, Global Hotline announced that it had signed Agreements with KDDI for the three month period from October 1, 2008 to December 31, 2008. Global Hotline has agreed to sell telephone and wireless products on behalf of KDDI and will be paid an hourly rate for products sold with a possible bonus on wireless sales if certain volume targets are achieved, with payments due in 30 days after the month billed. The Agreement may be cancelled under certain conditions.

         On January 15, 2009, Global Hotline announced that it had signed Agreements with KDDI for the three month period from January 1, 2009 to March 31, 2009. Global Hotline agreed to sell telephone and wireless products on behalf of KDDI and will be paid primarily on an incentive basis for telephone lines sold and an hourly rate for wireless products sold with possible bonuses if certain volume targets are achieved, with payments due in 30 days after the month billed. The Agreements may be cancelled under certain conditions.

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

         On May 21, 2007, IA Partners entered into a Call Center Business Service Agency Agreement with NTT, a Japanese company. IA Partners sells various internet and broadband products on behalf of NTT, with sales commissions payable from 30 days after confirmation by NTT. The Agency Agreement expires on May 20, 2008. The Agency Agreement can be terminated by either party upon ninety days Notice and may be cancelled under certain conditions. To service this Agency Agreement, IA Partners opened a call center in Osaka, Japan. Sales activities started in October 2007. The Agency Agreement was automatically renewed on May 19, 2008 through May 21, 2009.

         On August 15, 2007, Inforidge Co Ltd ("Inforidge"), a wholly owned subsidiary of Global Hotline received notice of a signed Agency Agreement ("Agency Agreement") with American Life Insurance Company, ("Alico"), a Japanese company which is a subsidiary of AIG. Pursuant to this Agency Agreement, Inforidge agreed to sell insurance products starting on August 8, 2007 on behalf of Alico, with sales commissions payable from 30-120 days. The Agency Agreement expires on August 8, 2008, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice prior to the expiration date. The Agency Agreement may be cancelled under certain conditions. The Agency Agreement was automatically renewed July 8, 2008 for the period and August 8, 2008 through August 7, 2009. While the Alico contracts are in effect, due to the AIG financial difficulties, personnel were allocated to other contracts during the three months ended September 31, 2008 and December 31, 2008.

         On January 7, 2008, Inforidge entered into an Outbound Telemarketing Agreement, effective as of November 30, 2007, with Alico. Pursuant to this agreement, Inforidge will receive payments for expanding telemarketing operations related to prior agreements with Alico. The Agreement expired on March 31, 2008, but was extended through and expired on December 31, 2008. Due to the AIG financial difficulties, personnel were allocated to other contracts during the three months ended September 30, 2008 and December 31, 2008.

         On September 20, 2007, Inforidge received notice of a signed Agency Agreement ("Agreement") with Ace Insurance Company Co Ltd, ("Ace"), a Japanese company. Pursuant to this Agreement, Inforidge agreed to sell medical insurance products on behalf of Ace, with sales commissions payable from 30-120 days. The Agreement has no expiration date and may be cancelled under certain conditions.

         On January 10, 2008, IA Partners and Inforidge entered into Call Center Facility Agreements ("Facility Agreements") with OMC Card, Inc., a Japanese company ("OMC"). Pursuant to these agreements, IA Partners and Inforidge agreed to rent facilities and equipment to OMC, with revenues payable in thirty days from the invoice date. The Facility Agreements expire on January 10, 2009, and is automatically renewable for an additional year unless it is terminated by either party upon ninety days notice prior to the expiration date. The Facility Agreements were automatically renewed on January 9, 2009 for the period January 9, 2009 through January 9, 2010. The Facility Agreements may be cancelled under certain conditions.

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

         On May 27, 2008, the company acquired 100% of Asia Premier. Asia Premier provides flexible in-bound and out-bound call center, lead generation, and co-location service solutions on a very competitive basis to international companies. Asia Premier facilities are equipped with a fully redundant, world-class internet and network facilities, are capable of handling 300 or more seats, has a 24-hour back-up to ensure clients have seamless service, consistent high-quality bandwidth and technical support 365 days a year.

         The transaction was structured as a share exchange in which IA Global issued 1,250,000 shares of its common stock at $.24 per share, the close price during the negotiations, totaling $300,000; plus three Notes Payable totaling $268,000, of which $189,000 was paid as of November 19, 2008 and the balance is expected to paid by March 31, 2009 and an earn-out capped at $50,000 based on profitability of the Asia Premier business through January 27, 2009. The transaction was valued at $618,000. The potential $50,000 earn-out based on profitability, has not been determined as of February 23, 2008.

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

         Both the Asia Premier and the GHP acquisition resulted in intangibles having been acquired by the company.

         As of December 31, 2008, GHP operates one call center in the Philippines and employs 60 full time and part time employees and has an 100 additional revenue generating seats.

         On January 9, 2009, GHP signed a long term Business Processing and Marketing Services Agreement with HTMT Global Solutions Ltd ("HTMT"). Global Hotline Philippines will use HTMT's world class infrastructure, certifications, and extensive call center facilities to deliver services to its growing client base. Once the particular call center services are identified, the parties will enter into a contract describing such services and payments. Under a revenue sharing and collocation basis, Global Hotline Philippines can now undertake large scale outsourcing projects without the need to infuse new capital to build out additional call center facilities.

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

         For the nine months ended December 31, 2008, the company recorded a gain on our investment in GPlus of $45,445 that increased our investment in GPlus. The investment in GPlus was valued at $1,393,634 as of December 31, 2008.

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

         For the nine months ended December 31, 2008, the company recorded a loss on our investment in Slate of $27,857 that decreased our investment in Slate. The investment in Slate was valued at $1,424,338 as of December 31, 2008.

Financial Services Equity Investments

EQUITY INVESTMENT IN AUSTRALIAN SECURED FINANCIAL LIMITED

         On October 19, 2006, the company closed its 36% equity investment in ASFL, a group of Australian companies. The transaction was structured as a share exchange in which the company issued 4,375 of Series A-1 Convertible Preferred Stock ("Series A-1 Preferred Stock") that was convertible into 43,750,000 shares of common stock in exchange for 36% of ASFL's outstanding common shares. The parties agreed to value the company's common stock at $0.16 per share, which was the closing market price on October 2, 2006, the day before the signing of the initial term sheet on October 3, 2006. In addition, the company paid $250,000 at closing and $125,000 on January 19, 2007 and $125,000 in April 2007. The Series A-1 Preferred Stock were converted into 43,750,000 shares of common stock on February 7, 2007.

         ASFL raises funds through the issuance of private loans and bank debt within Australia and provide short term, secured, real property loans to businesses and investors in Australia. Through this group of companies, ASFL has created a strong financial services network leveraging its knowledge and presence in local communities to cater to a sector of the market neglected by larger financial institutions. The bank line of credit used to fund the business has been terminated effective November 2009 and must be replaced. The bank line of credit has certain covenants that could result in an early termination.

         For the nine months ended December 31, 2008, the company recorded a profit on our investment in ASFL of $289,805 that increased our investment in ASFL. The investment in ASFL was valued at $7,220,160 as of December 31, 2008.

EQUITY INVESTMENT IN TAICOM SECURITIES CO LTD

         On June 3, 2008, the company announced that it had closed a 20% equity investment in Taicom, a Japanese securities firm. This equity investment was an expansion of the financial services business of IA Global.

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

         On December 12, 2008, the company and Taicom entered into an Amendment to Share Exchange Agreement (the "Amendment"). Pursuant to this Amendment, the company agreed to return 302,100 of its Taicom Preferred Shares on each of December 12, 2008, January 20, 2009 and February 20, 2009 or 906,300 in total, in exchange for three $130,000 cash payments or $390,000 in total. Upon the completion of these payments, the company's 20% interest in Taicom will be reduced to approximately 8% or 483,450 Class B Preferred Shares of Taicom. The February 13, 2009 share return may be adjusted on a pro-rata basis if the average closing share price of the common stock for the period December 12, 2008 to February 13, 2009 is below $.038 per share.

         As of February 13, 2009, Taicom has paid a total of $180,000 to the company and the company has returned 302,100 Taicom shares to Taicom, reducing the company's interest in Taicom to approximately 16%. Taicom has not made $80,000 of the payment, which was due on January 20, 2009 or the $130,000 payment, which was due on February 13, 2009.

         As of February 13, 2009, Taicom has paid a total of $180,000 to the company and the company has returned 302,100 Taicom shares to Taicom, reducing the company's interest in Taicom to 16%. Taicom has paid $50,000 toward their January 20, 2009 payment. The remaining $80,000 due on the January 20, 2009 payment has not been made. In addition, the entire February 20, 2008 payment has not been received as well.

         On December 12, 2008, the company issued a Performance Warrant to Mr. Ning, the Chairman of Taicom. The Performance Warrant requires Mr. Ning to raise $500,000 by each of March 31, 2009, May 31, 2009, July 31, 2009 and September 30, 2009 or $2,000,000 in total. If the funds are raised by this timetable, Mr. Ning earns the Performance Warrant for 8,125,000 common shares exercisable at $.04 per share or 32,500,000 in total and such warrant expires on December 11, 2013. If the funds are not raised by the indicated date, the Performance Warrant for the date indicated is forfeited. The Company agreed to register the common stock issuable upon the exercise of the Performance Warrants with NYSE Alternext US once such Performance Warrant is earned. The Performance Warrant was issued to an accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and/or Regulation D promulgated under the Securities Act.

         For the nine months ended December 31, 2008, the company recorded a loss on our investment in Taicom of $421,702 that decreased our investment in Taicom. In addition, subsequent to our return of 302,100 Taicom Class B Preferred Shares with respect to the above December 12, 2008 payment, as per the above Amendment, the company recorded a loss of $996,777 on the sale of approximately 20% of their equity investment in Taicom as of December 12, 2008. The total value of our investment in Taicom was valued at $3,651,631 as of December 31, 2008.

         The management of the company believes, that until such time that the company receives full payment for the January 20, 2009 and February 20, 2009 required payments from Taicom, that their obligation to return Taicom Class B Preferred Shares has not been fulfilled. Accordingly, the company as of December 31, 2008 has not accrued for any potential losses on the future repurchase by Taicom of Taicom Class B Preferred Shares held by the company.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the equity investments for the nine months ended December 31, 2008 and 2007:

Nine Months Ended December 31, 2008 (Unaudited)

                                                                   Pre-             Pre-
                                                               Acquisition      Acquisition
                                                              Operations of    Operations of
                                                                 Taicom        Global Hotline      Pro Forma
                                              As Reported      Securities       Philippines       Nine Months
                                              Nine Months        April 1 -        April 1 -          Ended
                                              December 31,       June 3,          May 27,         December 31,
                                                  2008            2008 *           2008 *             2008
                                             -------------    -------------    --------------    -------------
Revenue ................................     $ 48,553,525     $          -     $      37,525     $ 48,591,050
Income (loss) before extraordinary items       (3,911,957)        (260,807)             (679)      (4,173,444)
Net income (loss) ......................       (3,911,957)        (260,807)             (679)      (4,173,443)
Net profit per common share ............            (0.02)               -                 -            (0.02)

* - Taicom equity investment closed on June 3, 2008 and the GHP acquisitions closed on April 10, 2008 (Shift Resources) and on May 24, 2008 (Asia Premier).

Nine Months Ended December 31, 2007 (Unaudited)

                                                                                    Pre-
                                                                   Pre-         Acquisition
                                                               Acquisition     Operations of
                                                              Operations of        Slate           Pro Forma
                                              As Reported      GPlus Media      Consulting        Nine Months
                                              Nine Months        April 1 -        April 1 -          Ended
                                              December 31,      August 23,       August 23,       December 31,
                                                  2007            2007 *           2007 *             2007
                                             -------------    -------------    --------------    -------------
Revenue ................................     $ 22,643,712     $          -     $           -     $ 22,643,712
Loss (income) before extraordinary items       (7,414,813)          (4,098)            6,582       (7,412,329)
Net loss (income) ......................       (7,414,813)          (4,098)            6,582       (7,412,329)
Loss per common share...................            (0.05)               -                 -            (0.05)

* - GPlus and Slate equity investments closed on August 24, 2007.

There were no material, nonrecurring items included in the reported the pro-forma results.

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $8,422,834 and $12,746,290 as of December 31, 2008 and March 31, 2008, respectively. The company had the following customers with sales in excess of 10%, and these are their respective percentages of consolidated revenue for the following periods:

                                           Nine Months Ended    Year Ended
                                              December 31,       March 31,
                                                 2008              2008
                                           -----------------    ----------
         KDDI Network Solutions .......           26%               27%
         Internet Service Partners/ NTT           15%               27%
         AIG ..........................            -%               21%
         Softbank .....................           29%               15%

-% is less than 10%.

         KDDI is a Global Hotline customer. Internet Service Partners/NTT is a IA Partners customer. AIG is an IA Partner and Inforidge customer. Softbank is a Global Hotline and SG Telecom customer. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 17% and 11% of accounts receivable as of December 31, 2009 and March 31, 2008, respectively. Internet Service Partners/ NTT accounted for 31% and 23% of total accounts receivable as of December 31, 2008 and March 31, 2008, respectively. Softbank accounted for 7% and 31% of total accounts receivable as of December 31, 2008 and March 31, 2008. The company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID EXPENSES

         Prepaid expenses were $871,630 and $1,987,164 as of December 31, 2008 and March 31, 2008, respectively. Such assets as of December 31, 2008 and March 31, 2008 included prepaid insurance, prepaid financing costs and other costs incurred by the company and rent and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $2,622,400 and $2,431,954 as of December 31, 2008 and March 31, 2008, respectively. Accumulated depreciation was $1,595,850 and $1,128,000 as of December 31, 2008 and March 31, 2008, respectively. Total depreciation expense was $829,770 and $132,256 for the nine months ended December 31, 2008 and 2007, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

         Property and equipment is comprised of the following:

                                    Estimated       December 31,      March 31,
                                   Useful Lives         2008            2008
                                  --------------    ------------    -----------
Equipment and vehicles .......    24 - 60 months    $ 3,218,250     $ 2,559,954
Leasehold Improvements .......    27 - 60 months      1,000,000       1,000,000
                                                    -----------     -----------
                                                      4,218,250       3,559,954
Less: accumulated depreciation                       (1,595,850)     (1,128,000)
                                                    -----------     -----------
                                                    $ 2,622,400     $ 2,431,954
                                                    ===========     ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of December 31, 2008 and March 31, 2008 consisted of the following:

                                  December 31,       March 31,
                                      2008             2008       Estimated Life
                                  ------------     -----------    --------------
Customer contracts ...........    $  5,621,400     $ 4,946,030       3-5 years
Less: accumulated amortization      (5,031,779)     (4,614,901)
                                  ------------     -----------
    Intangible assets, net ...    $    589,641     $   331,129
                                  ============     ===========

         Total amortization expense was $416,879 and $1,192,058 for the nine months ended December 31, 2008 and 2007, respectively.

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with significant telecommunications companies. In summary, the estimate was based on a projected income approach and related discounted cash flows over three years, with applicable risk factors assigned to assumptions in the forecasted results. The entire $4,496,030 has been amortized as of December 31, 2008.

         The fair value of the Global Hotline Philippines intellectual property acquired was $675,370, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 8.  OTHER ASSETS

         Other assets were $3,421,209 and $2,704,752 as of December 31, 2008 and March 31, 2008, respectively. Such assets as of December 31, 2008 and March 31, 2008 included bonds related to Global Hotline's leased facilities, loans receivable from Tesco Co Ltd ("Tesco") and employee loans receivable.

NOTE 9.  ACCRUED LIABILITIES

         Accrued liabilities were $7,009,481 and $7,851,636 as of December 31, 2008 and March 31, 2008, respectively. Such liabilities consisted the following:

                                         December 31,      March 31,
                                             2008            2008
                                         ------------     ----------
Accrued salaries and payroll taxes ...    $3,271,322      $2,239,185
Trade debt not in accounts payable ...     1,400,297       4,308,945
Accrued interest .....................       471,170         504,043
Other accrued expenses ...............     1,866,691         799,462
                                          ----------      ----------
                                          $7,009,481      $7,851,636
                                          ==========      ==========

NOTE 10. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt were $16,796,387 and $19,104,249 as of December 31, 2008 and March 31, 2008 consisted of the following:

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

         On May 16, 2007, Global Hotline received a 50,000,000 Yen, or approximately $415,400 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a monthly principal payment of 640,000 Yen, or approximately $5,300 at current exchange rates, starting on December 31, 2007 with a final payment due on April 30, 2014. Interest of 2.375% is paid monthly, with the first payment on May 16, 2007 and then monthly starting on June 30, 2007. The loan is guaranteed by the Tokyo Guarantee Association for a fee of 2,750,625 Yen or approximately $22,900 at current exchange rates.

         On June 19, 2007, IA Partners received a 100,000,000 Yen, or approximately $812,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co. Ltd. The loan required a balloon payment of 100,000,000 Yen, or approximately $812,000 at current exchange rates, on January 31, 2008. Interest of 3.0% is paid quarterly starting on June 19, 2007. The parties subsequently signed amendments extending the term to August 19, 2008. On September 5, 2008, IA Partners signed an amendment requiring a monthly repayment of 2,777,000 Yen, or approximately $26,000 at current exchange rates starting on September 30, 2008. On February 2, 2009, the monthly repayment is reset over the remaining payment term, which expires on September 30, 2009 or repayment of 88,892,000 Yen or approximately $816,000 at current exchange rates may be required. Interest of 3.375% is payable monthly starting on September 30, 2008. On February 5, 2009, IA Partners signed an amendment extending the terms of its working capital loan with Mitsui Sumitomo Bank Co Ltd to February 28, 2009 and increasing the interest rate to 3.975%.

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

         On July 27, 2007, Global Hotline received a 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a balloon payment of 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, on January 25, 2008. Interest of 3.00% was to be paid on January 25, 2008. On April 30, 2008, Global Hotline signed an amendment extending the term and interest payment to July 25, 2008. On August 1, 2008, Global Hotline amended the loan. The amendment requires a monthly repayment of 5,555,000 Yen, or approximately $51,000 at current exchange rates starting on August 31, 2008. On February 2, 2009, the monthly repayment is reset over the remaining payment term, which expires on September 30, 2009 or repayment of 172,255,000 Yen or approximately $1,581,000 at current exchange rates may be required. Interest of 3.375% is payable monthly starting August 31, 2008. On February 5, 2009, Global Hotline signed an amendment extending the terms of its working capital loan with Mitsui Sumitomo Bank Co Ltd to February 28, 2009 and increasing the interest rate to 3.975%.

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

         On June 30, 2008, Global Hotline received a 30,000,000 Yen, or Approximately $283,000 at current exchange rates working capital loan from Mitsubishi UFJ Bank Co Ltd. The loan requires a balloon payment of 30,000,000 Yen, or approximately $283,000 at current exchange rates on December 30, 2008. Interest of 2.375% is to be paid on December 30, 2008. The loan was repaid by December 30, 2008.

         On June 30, 2008, IA Partners received a 20,000,000 Yen, or approximately $189,000 at current exchange rates working capital loan from Mitsubishi UFJ Bank Co Ltd. The loan requires a balloon payment of 20,000,000 Yen, or approximately $189,000 at current exchange rates on December 30, 2008. Interest of 2.375% is to be paid on December 30, 2008. The loan was repaid by December 30, 2008.

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

         On August 25, 2008, Global Hotline received a 30,000,000 Yen, or approximately $272,000 at current exchange rates working capital loan from Yachiyo Bank Co Ltd. The loan requires a monthly payment of 5,000,000 Yen, or approximately $45,000 at current exchange rates starting on October 6, 2008 with a final payment on March 5, 2009. Interest of 2.50% is to be paid starting on October 6, 2008.

         On August 29, 2008, Global Hotline received a 10,000,000 Yen, or approximately $95,000 at current exchange rates working capital loan from Higashi-Nippon Bank Co Ltd. The loan requires a monthly payment of 833,000 Yen, or approximately $8,000 at current exchange rates starting on September 25, 2008 with a final payment on August 25, 2009. Interest of 2.70% is to be paid starting on October 6, 2008. The loan is guaranteed by Tokyo Credit Guarantee Association. Global Hotline paid a bank fee of 68,250 Yen or approximately $6,000 at current exchange rates.

         On December 15, 2008, Global Hotline received an 80,000,000 Yen, or approximately $884,000 at current exchange rates working capital loan from Globacks Co Ltd. The loan required a balloon payment and interest of 15% on January 30, 2009. The loan was guaranteed by Hideki Anan, the CEO of Global Hotline, Inc. and Kyo Nagae, the CFO of Global Hotline, Inc. The loan was repaid January 31, 2009.

         All of the above loans, unless otherwise indicated, are guaranteed by Hideki Anan, the CEO of Global Hotline. As of February 5, 2009, the loans are collateralized by the accounts receivable of Global Hotline.

         Global Hotline will need to repay or refinance $9.2 million by December 31, 2009. During the three months ended December 31, 2008, Global Hotline repaid debt of approximately 242,935,000 Yen. As of December 31, 2008, Global Hotline debt was 1,495,101,000 Yen, a decrease of 352,141,000 Yen since March 31, 2008. During this period, Global Hotline debt was reduced from $18,604,250 to approximately $16,527,887 in US dollars at then exchange rates.

         During January 2009, Global Hotline repaid 170,596,000 Yen or approximately $1,886,000 at current exchange rates. As of February 1, 2009, Global Hotline currently has loans totaling 399,566,000 Yen or approximately or $4,417,000 due by March 31, 2009 and is negotiating with Mitsui Sumitomo Bank Co Ltd on loans totaling 269,449,000 Yen or approximately $2,979,000 at current exchange rates due on February 28, 2009.

         The company management has determined that they are in compliance with all their loan covenants as of December 31, 2008.

IA Global, Inc.
---------------

         On June 19, 2008, the company entered into a three year loan agreement with GFS Investments, Inc., pursuant to which the company received a loan in the principal amount of approximately $350,102 at an interest rate of 11.75% per annum. The interest is payable quarterly starting on October 2008. The company issued 6,000,000 shares of common stock as of September 30, 2008 and 632,500 shares on November 19, 2008, which served as collateral for the loan. In addition, the company paid $60,821 in fees, which are being amortized over the life of the loan. At the termination of the loan, the company may repay the loan, forfeit the shares to the lender or renew the loan on a year by year basis. The loan cannot be terminated without the sole agreement of the lender.

         On December 15, 2008, the company terminated the loan agreement with GFS Investments, Inc., which the company satisfied by releasing the collateral of 6,632,500 shares of common stock. All unamortized fees were expensed upon conversion of this loan to common stock. Related to the settlement of this loan, the company had a $60,660 expense during the three months ended December 31, 2008. Total interest expense for this loan for the nine months ended December 31, 2008 was $7,836.

         On July 14, 2008 and August 11, 2008, the company entered into a three year loan agreement with Artemis Capital Group LLC, pursuant to which the company received loans in the principal amount of approximately $199,500 at an interest rate of 7.0% per annum. The interest is payable quarterly starting on October 2008. The company issued 3,000,000 shares of common stock as of September 30, 2008 and 554,546 on November 19, 2008, which serve as collateral for the loans. In addition, the company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loan, the company may repay the loan, forfeit the shares to the lender or renew the loan on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the nine months ended December 31, 2008 was $3,491.

         All the loans were used for working capital, including the merger and acquisition program.

NOTE 11. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of December 31, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 35.9% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 627,900 shares of treasury stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the Company had sole voting power and dispositive power with respect to 77,613,470 shares of common stock or approximately 47.1% of the outstanding shares of common stock of IA Global for all of the company's 2008 shareholder meetings pursuant to a proxy granted on February 21, 2008. This proxy expired on December 31, 2008 and was not be renewed.

         The following table provides details on the affiliated parties owned or controlled by each of the company's controlling stockholders and certain other entities, as of December 31, 2008, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
                        Global Hotline, Inc. .......................  100.0%
                        Global Hotline Philippines, Inc. ...........  100.0% (1)
                        IA Global Japan Co Ltd. ....................  100.0%
                        GPlus Media Co Ltd. ........................   25.0%
                        Slate Consulting Co Ltd. ...................   20.25%
                        Australian Secured Financial Limited. ......   36.0%
                        Taicom Securities Co Ltd. ..................   16.0% (2)

Global Hotline, Inc. owns:
                        Inforidge Co Ltd. ..........................  100.0%
                        IA Partners Co Ltd. ........................  100.0%
                        SG Telecom, Inc. ...........................  100.0%

Inter Asset Japan LBO No. 1 Fund owns:
                        IA Global, Inc. ............................   13.7%

PBAA Fund Ltd. owns:    IA Global, Inc. ............................   11.1%

Terra Firma Fund Ltd. owns:
                        IA Global, Inc. ............................    6.0%

Inter Asset Japan Co., Ltd. owns:
                        IA Global, Inc. ............................    1.0%

IA Turkey Equity Portfolio Ltd owns:
                        IA Global, Inc. ............................    1.1%

Mr. Hiroki Isobe owns:  IA Global, Inc. ............................    2.0%
                        Tesco Co Ltd. ..............................   23.0%

Kyo Nagae owns:         IA Global, Inc. ............................    0.7%

(1) Established on July 4, 2008.

(2) Equity investment of 20% closed June 3, 2008 and was reduced to 16% on December 12, 2008.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006, Mr. Kyo Nagae, CFO of Global Hotline, became President of IAJ and IAJ LBO Fund. On January 28, 2009, Mr. Nagae resigned from this position effective July 31, 2008.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a 23% minority ownership percentage in Tesco. Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes Global Hotline $2,939,158 and $2,046,513 as of December 31, 2008 and March 31, 2008, respectively.

NOTE 12. EQUITY TRANSACTIONS/ TREASURY STOCK

         During the nine months ended December 31, 2008, the following stockholder equity events occurred:

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

         On April 24, 2008 and May 8, 2008, the company sold 1,000,000 and 1,500,000, shares of our common stock, respectively, to Michael Ning for $200,000 and $300,000, respectively, or $.20 per share. In connection with the purchase of the common stock, on May 8, 2008, the company issued warrants for a total of 5,000,000 shares of common stock to Mr. Ning. The warrants are exercisable at $.20 per share and expire on May 7, 2013. The company agreed to register the shares and warrants within two months after approval by NYSE Alternext US market. The shares of common stock were issued to the accredited investors in a transaction that will be exempt from registration pursuant to
Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

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

         On July 23, 2008, the company issued 15,000 shares at $.20 per share or $3,000 to Anna Alioto, above the closing market price of $0.14 per share, for investor relation services.

         On July 28, 2008, the company issued warrants for a total of 1,900,000 shares of common stock to Mr. Ning related to the common stock he purchased on April 24, 2008 and May 8, 2008. The warrants are exercisable at $.17 per share and expire on July 27, 2013.

         On July 31, 2008, the company filed a shelf registration statement on Form S-3, which was declared effective by the SEC on August 7, 2008. This registration statement allows for the issuance of preferred stock, common stock and warrants valued up to $5 million, limited to no more than 33% of our public float in any twelve month period.

         On August 21, 2008 and August 26, 2008, the company sold 582,609 shares of common stock to Mr. La Cara, Mr. Ishii, Mr. Nelson and Ms. Towada for $64,087, or $0.11 per share, the closing market price on the day preceding the signing of the private placement memorandum.

         On September 12, 2008, the company issued 100,000 shares at $.10 per share to Financial West Investment Group, Inc., the closing market price on September 11, 2008, for financing and investor relation services.

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

         The shares were valued at $.29 per share, the close price on May 15, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and were fully vested on August 15, 2008.

         On October 22, 2008, Mr. Schneideman was awarded 151,670 shares of common stock under the 2007 Stock Incentive Plan. The compensation committee awarded the shares based on his achievement of a bonus included in his 2008 bonus program. The company and Mr. Schneideman entered into a Restricted Stock Agreement for this award.

         The shares were valued at $.07 per share, the close price on October 21, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and were fully vested on January 20, 2009.

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

         The shares were valued at $.07 per share, the close price on October 21, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and were fully vest on January 20, 2009.

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

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, the parent company, operates as a strategic holding company with a dedicated focus on growth of existing business, together with expansion mergers and acquisitions in the Pacific Rim region, (ii) Global Hotline, which operates exclusively in Japan, and is an operator of major call centers providing business process outsourcing of telemarketing for telecommunications and insurance products, (iii) Global Hotline Philippines, which provides flexible in-bound and out-bound call center, lead generation, and co-location service solutions on a very competitive basis to international companies, and (iv) our equity investments, including GPlus Media, Slate, ASFL and Taicom.

         The following table presents revenues, operating income (loss) and total assets by company for the three and nine months ended December 31, 2008 and 2007:

(dollars in thousands)
                                                                Global
                                    IA           Global        Hotline,
                                  Global,       Hotline,     Philippines,      Equity
Company                            Inc.           Inc.            Inc.       Investments      Total
                                 --------       --------     ------------    -----------    --------
Three Months Ended-
   December 31, 2008
   Revenue ................      $      -       $ 13,372       $    129       $      -      $ 13,501
   Operating loss .........          (467)        (1,521)          (120)             -        (2,108)
   Total assets ...........           113         21,621            891         13,690        36,315

   December 31, 2007
   Revenue ................      $      -       $ 10,667       $      -       $      -      $ 10,667
   Operating loss .........          (449)        (1,208)             -              -        (1,657)
   Total assets ...........           457         19,654              -          9,811        29,922

Nine Months Ended-
   December 31, 2008
   Revenue ................      $      -       $ 48,101       $    453       $      -      $ 48,554
   Operating (loss) income         (1,984)           129           (198)             -        (2,053)
   Total assets ...........           113         21,621            891         13,690        36,315

   December 31, 2007
   Revenue ................      $      -       $ 22,644       $      -       $      -      $ 22,644
   Operating loss .........        (1,568)        (7,597)             -              -        (9,165)
   Total assets ...........           457         19,654              -          9,811        29,922

Geographic Region                  U.S.           Japan       Philippines     Australia       Total
                                 --------       --------      -----------     ---------     --------
Three Months Ended-
   December 31, 2008
   Revenue ................      $      -       $ 13,372       $    129       $      -      $ 13,501
   Operating loss .........          (467)        (1,521)          (120)             -        (2,108)
   Total assets ...........           107         28,097            891          7,220        36,315

   December 31, 2007
   Revenue ................      $      -       $ 10,667       $      -       $      -      $ 10,667
   Operating loss .........          (449)        (1,208)             -              -        (1,657)
   Total assets ...........           457         22,440              -          7,025        29,922

Nine Months Ended-
   December 31, 2008
   Revenue ................      $      -       $ 48,101       $    453       $      -      $ 48,554
   Operating (loss) income         (1,984)           129           (198)             -        (2,053)
   Total assets ...........           107         28,097            891          7,220        36,315

   December 31, 2007
   Revenue ................      $      -       $ 22,644       $      -       $      -      $ 22,644
   Operating loss .........        (1,568)        (7,597)             -              -        (9,165)
   Total assets ...........           457         22,440              -          7,025        29,922

The following reconciles operating loss to net loss:

(dollars in thousands)                                      3 Months Ended,         9 Months Ended,
                                                             December 31,            December 31,
                                                           2008        2007        2008        2007
                                                         -------     -------     -------     -------
Operating loss ......................................    $(2,108)    $(1,657)    $(2,053)    $(9,165)
Other expense .......................................     (1,277)       (304)     (1,633)       (414)
                                                         -------     -------     -------     -------
Loss before income taxes from continuing operations .     (3,385)     (1,961)     (3,686)     (9,579)
Income tax (benefit) provision ......................       (444)       (404)        226      (2,274)
                                                         -------     -------     -------     -------
Loss from continuing operations .....................     (2,941)     (1,557)     (3,912)     (7,305)
Loss from discontinued operations ...................          -        (110)          -        (110)
                                                         -------     -------     -------     -------
Net loss ............................................     (2,941)     (1,667)     (3,912)     (7,415)
                                                         =======     =======     =======     =======

NOTE 15: SUBSEQUENT EVENTS

         On December 17, 2008, the company announced that it has received a Non-Binding Term Sheet wherein Golden Century Wealth Investment (HK) LTD ("Golden Century") proposes to acquire a 51% or greater ownership of the Company for $.15 per share.

         Golden Century is a Hong Kong registered company with interests in Japan and China. Golden Century is also acquiring 100% of BS HD Ltd, a Japanese company, and ZRD Fuel Oil (Beijing) Co Ltd, a Chinese company.

         On February 4, 2009, Golden Century increased its offer to $.20 per share and extended the offer date to February 28, 2009. The proposed structure of the transaction is to be determined. The acquisition is subject to the completion of due diligence, signing of definitive agreements and closing of financing. Golden Century has also offered up to $500,000 to the Company to cover diligence costs related to the evaluation of the offer.

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

INTRODUCTION

         We had revenues of $48.6 million and $22.6 million for the nine months ended December 31, 2008 and 2007, respectively. We are projecting revenues of $61-64 million for the twelve months ended March 31, 2009 as compared to $38.7 million for the twelve months ended March 31, 2008. We have incurred a net loss $3.9 million for the nine months ended December 31, 2008 as compared to a net loss of $7.4 million for the nine months ended September 30, 2007.

         During 2008/9, we entered into loans of $.5 million at IA Global and $4.3 million at Global Hotline. During 2008/9, we repaid loans of $.5 million at IA Global and $8.1 million at Global Hotline. At December 31, 2008, we had current and long-term indebtedness of $16.8 million. Global Hotline will need to repay or refinance $9.2 million by December 31, 2009. During the three months ended December 31, 2008, Global Hotline repaid debt of approximately 242,935,000 Yen. As of December 31, 2008, Global Hotline debt was 1,495,101,000 Yen, a decrease of 352,141,000 Yen since March 31, 2008. During this period, Global Hotline debt was reduced from $18,604,250 to approximately $16,527,887 in US $ at then exchange rates.

         During January 2009, Global Hotline repaid 170,596,000 Yen or approximately $1,886,000 at current exchange rates. As of February 1, 2009, Global Hotline currently has loans totaling 399,566,000 Yen or approximately or $4,417,000 due by March 31, 2009 and is negotiating with Mitsui Sumitomo Bank Co Ltd on loans totaling 269,449,000 Yen or approximately $2,979,000 at current exchange rates due on February 28, 2009.

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

         Volatility and disruption of financial markets could affect our access to credit. The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce or eliminate the sources of liquidity for the company.

         If the company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or ultimately file for bankruptcy.

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

         This growth trajectory is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of December 31, 2008, Global Hotline employed approximately 1,100 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift on April 10, 2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single company named Global Hotline Philippines Inc.

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

         In Japan, we have a 16% stake in Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm. Taicom is a financial services Company in Japan providing a broad range of value-added financial services and competitive products. These currently include the brokerage of Japanese commodities, derivative options, foreign currency, equities and investment trusts as well as the offering of investment consulting services to diversified clients such as individuals and corporations. Taicom offers creative solutions that meet the sophisticated trading requirements of its online and offline clients, who utilize Taicom's cutting-edge proprietary trading platform called TradePro, as well as its broad news and information gathering network.

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

         - Expand our Global Hotlines Philippines operations on an accelerated basis through the marketing agreement with HTMT.

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

         - We intend to increase investor relation activities to increase the trading volume and share price of our common stock.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks related to our need for general economic, business and industry conditions, our need for additional financing, our level of indebtedness, our NYSE Alternext US listing, a volatile market price for our common stock, our ASFL investment and our Global Hotline business. These risks and uncertainties are discussed in Item 1A, "Factors That May Effect Future Results."

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                               3 Months Ended December 31,
                                                  ------------------------------------------------------
                                                    2008           2007        $ Variance     % Variance
                                                  --------       --------      ----------     ----------
Revenue ....................................      $ 13,501       $ 10,667       $  2,834          26.6%
Cost of sales ..............................         2,641          3,185           (544)        -17.1%
                                                  --------       --------       --------       --------
Gross profit ...............................        10,860          7,482          3,378          45.1%
Selling, general and administrative expenses        12,968          9,139          3,829          41.9%
                                                  --------       --------       --------       --------
Operating loss .............................        (2,108)        (1,657)          (451)         27.2%
                                                  --------       --------       --------       --------
Other Income (Expense):
Interest income ............................             1              1              -           0.0%
Interest expense and amortization of
 beneficial conversion feature .............          (126)          (270)           144         -53.3%
Other Income ...............................            96             34             62         182.4%
Gain (loss) on equity investment in
 Australia Secured Financial Limited .......            15              -             15         100.0%
Loss (gain) on equity investment in
 GPlus Media Co Ltd ........................            (8)            14            (22)       -157.1%
Loss (gain) on equity investment in
 Slate Consulting Co Ltd ...................             4            (28)            32         114.3%
Loss on equity investment in
 Taicom Securities Co Ltd ..................          (201)           (55)          (146)       -265.5%
Retirement of debt .........................           (61)             -            (61)        100.0%
Loss on sale  of Taicom Securities Co Ltd ..          (997)             -           (997)        100.0%
                                                  --------       --------       --------       --------
Total other expense ........................        (1,277)          (304)          (973)        320.1%
                                                  --------       --------       --------       --------
Loss from continuing operations before
 income taxes ..............................        (3,385)        (1,961)        (1,424)         72.6%
Income taxes:
Current benefit ............................          (444)          (404)           (40)          9.9%
                                                  --------       --------       --------       --------
Net loss from continuing operations ........        (2,941)        (1,557)        (1,384)         88.9%
Loss from discontinued operations ..........             -           (110)           110         100.0%
                                                  --------       --------       --------       --------
Net loss ...................................      $ (2,941)      $ (1,667)      $ (1,274)         76.4%
                                                  ========       ========       ========       ========

(dollars in thousands)
                                                               9 Months Ended December 31,
                                                  ------------------------------------------------------
                                                    2008           2007        $ Variance     % Variance
                                                  --------       --------      ----------     ----------
Revenue ....................................      $ 48,554       $ 22,644       $ 25,910         114.4%
Cost of sales ..............................         8,871          7,028          1,843          26.2%
                                                  --------       --------       --------       --------
Gross profit ...............................        39,683         15,616         24,067         154.1%
Selling, general and administrative expenses        41,736         24,781         16,955          68.4%
                                                  --------       --------       --------       --------
Operating income (loss) ....................        (2,053)        (9,165)         7,112         -77.6%
                                                  --------       --------       --------       --------
Other Income (Expense):
Interest income ............................            17             17              -           0.0%
Interest expense and amortization of
 beneficial conversion feature .............          (632)          (780)           148         -19.0%
Other Income ...............................           164            604           (440)        -72.8%
Gain (loss) on equity investment in
 Australia Secured Financial Limited .......           290            (78)           368         471.8%
Gain on equity investment in
 GPlus Media Co Ltd ........................            45             13             32         246.2%
Gain on equity investment in
 Slate Consulting Co Ltd ...................            28            (26)            54         207.7%
Loss on equity investment in
 Taicom Securities Co Ltd ..................          (422)           (55)          (367)       -667.3%
Conversion of debenture expense ............             -           (120)           120         100.0%
Retirement of debt .........................           (61)             -            (61)       -100.0%
Loss on sale  of Taicom Securities Co Ltd ..          (997)             -           (997)       -100.0%
Foreign currency transaction adjustment ....           (65)            11            (76)       -690.9%
                                                  --------       --------       --------       --------
Total other expense ........................        (1,633)          (414)          (205)         49.5%
                                                  --------       --------       --------       --------
Loss from continuing operations before
 income taxes ..............................        (3,686)        (9,579)         6,907          72.1%
Income taxes:
Current benefit ............................           226         (2,274)         2,500         109.9%
                                                  --------       --------       --------       --------
Net loss from continuing operations ........        (3,912)        (7,305)         4,407         -60.3%
Loss from discontinued operations ..........             -           (110)           110         100.0%
                                                  --------       --------       --------       --------
Net loss ...................................      $ (3,912)      $ (7,415)      $  4,517         -60.9%
                                                  ========       ========       ========       ========

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2007

         Net revenue for the three months ended December 31, 2008 increased $2,834,000 to $13,501,000, as compared to the three months ended December 31, 2007.

         The increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major telecommunication and insurance companies in Japan. We experienced a decrease in AIG revenues of $4.6 million from the three months ended March 31, 2008 due to their financial difficulties. While these contracts are in effect, personnel have been allocated to other contracts at this time. In addition, we experienced a softening of our revenues from our telecommunication contracts during the three months ended December 31, 2008.

COST OF SALES

         Cost of sales for the three months ended December 31, 2008 decreased $544,000 to $2,641,000 as compared to the three months ended December 31, 2007. The decrease resulted from reduced outside agent and outsourcing and other costs of at Global Hotline Japan, offset by $117,000 related to the Global Hotline Philippines businesses acquired in April and May 2008.

EXPENSES

         Selling, general and administrative expenses for the three months ended December 31, 2008 increased $3,829,000 to $12,968,000 as compared to the three months ended December 31, 2007. This was due to increased operating expenses of $130,000 related to the implementation of SFAS 123R at IA Global, $132,000 related to the Global Hotline Philippines businesses acquired in April and May 2008 and $3,681,000 at Global Hotline for additional staff, hiring expenses and training. The Global Hotline increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

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

OTHER INCOME/EXPENSE

         Other income/ expense for the three months ended December 31, 2008 was $1,277,000 as compared to other expense of $304,000 for the three months ended December 31, 2007. The other income/expense increase was primarily related to interest expense and amortization of the beneficial conversion feature of $126,000, a net loss on equity investments of $190,000, retirement of debt $61,000 and a loss on sale of securities to Taicom of $997,000.

         The 2007/8 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $270,000 and a net loss on equity investments of $69,000.

NET LOSS

         Net loss for the three months ended December 31, 2008 was $2,941,000 as compared to a net loss from of $1,667,000 for the three months ended December 31, 2007. Increased gross margin of $3,378,000 was offset by increased operating expenses of $3,829,000 and income taxes of $40,000. The increased operating expenses primarily reflect additional staff, hiring costs and training. The increase resulted from costs related to the expansion of the Global Hotline business with the signing of significant multi-year contracts with major corporations.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

NINE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THE NINE MONTHS ENDED DECEMBER 30, 2007

         Net revenue for the nine months ended December 31, 2008 increased $25,910,000 to $48,554,000, as compared to the nine months ended December 31, 2007.

         The increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major telecommunication and insurance companies in Japan. We experienced a decrease in AIG revenues due to their financial difficulties. While these contracts are in effect, personnel have been allocated to other contracts at this time. In addition, we experienced a softening of our revenues from our telecommunication contracts during the nine months ended December 31, 2008.

COST OF SALES

         Cost of sales for the nine months ended December 31, 2008 increased $1,843,000 to $8,871,000 as compared to the nine months ended December 31, 2007. The increase resulted from outside agent and outsourcing and other costs of related to the expansion of the Global Hotline business with the signing of significant contracts with major corporations discussed above and $334,000 related to the Global Hotline Philippines businesses acquired in April and May 2008.

EXPENSES

         Selling, general and administrative expenses for the nine months ended December 31, 2008 increased $16,955,000 to $41,736,000 as compared to the nine months ended December 31, 2007. This was due to increased operating expenses of $354,000 related to the implementation of SFAS 123R at IA Global, $317,000 related to the Global Hotline Philippines businesses acquired in April and May 2008 and $16,221,000 at Global Hotline for additional staff, hiring costs and training. The Global Hotline increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

         Global Hotline opened a fifth and sixth call center in Tokyo and Osaka, Japan in late August and October, 2007, respectively to support its new contracts. In addition, Global Hotline opened four smaller call centers in 2008 to support its customer contracts.

OTHER INCOME/EXPENSE

         Other income/ expense for the nine months ended December 31, 2008 was $1,633,000 as compared to other expense of $414,000 for the nine months ended December 31, 2007. The other income/expense increase was primarily related to a net loss on equity investments of $205,000 and a loss on sale of securities to Taicom of $997,000, offset by other income of $164,000.

         The 2007/8 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $780,000, net loss on equity investments of $146,000 and conversion of debenture expense of $120,000, offset by other income of $604,000.

NET LOSS

         Net loss for the nine months ended December 31, 2008 was $3,912,000 as compared to a net loss from of $7,415,000 for the nine months ended December 31, 2007. Increased gross margin of $24,067,000, offset by increased operating expenses of $16,955,000 and income taxes of $2,500,000. The increased operating expenses primarily reflect additional staff, hiring costs and training. The increase resulted from costs related to the expansion of the Global Hotline business with the signing of significant multi-year contracts with major corporations.

         The nature of Global Hotline's business model is such that revenues lag expenses by approximately 6-8 months.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $2.4 million, net working capital of approximately $(2.6) million and debt of $16.8 million as of December 31, 2008. Global Hotline will need to repay or refinance $9.2 million by December 31, 2009.

         During 2008/9, we entered into loans of $.5 million at IA Global and $4.3 million at Global Hotline. During 2008/9, we repaid loans of $.5 million at IA Global and $8.1 million at Global Hotline.

         During the three months ended December 31, 2008, Global Hotline repaid debt of approximately 242,935,000 Yen. As of December 31, 2008, Global Hotline debt was 1,495,101,000 Yen, a decrease of 352,141,000 Yen since March 31, 2008. During this period, Global Hotline debt was reduced from $18,604,250 to approximately $16,527,887 in US dollars at then exchange rates.

         During January 2009, Global Hotline repaid 170,596,000 Yen or approximately $1,886,000 at current exchange rates. As of February 1, 2009, Global Hotline currently has loans totaling 399,566,000 Yen or approximately or $4,417,000 due by March 31, 2009 and is negotiating with Mitsui Sumitomo Bank Co Ltd on loans totaling 269,449,000 Yen or approximately $2,979,000 at current exchange rates due on February 28, 2009.

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

         Volatility and disruption of financial markets could affect our access to credit. The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce or eliminate the sources of liquidity for the company.

         If the company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or ultimately file for bankruptcy.

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.9 million as of December 31, 2008, with approximately $8.8 million raised in the initial public offering, $8.5 million raised in private placements, $4.0 million raised in the conversion of debt and $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $32.1 million, including $7.0 million from the ASFL equity investment, $4.1 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $7.1 million issued for services, $3.6 million related to a beneficial conversion feature, $3.9 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $16.8 million.

OPERATING ACTIVITIES

         Net cash provided by operating activities for the nine months ended December 31, 2008 was $3.7 million. This amount was primarily related to a net loss of $3.9 million, an increase in notes receivable of $1.0 million and a decrease in other liabilities of $.8 million, offset by depreciation, amortization and other non-cash expenses of $1.2 million, a decrease in accounts receivable of $4.3 million, prepaid expenses of $1.0 million.

INVESTING ACTIVITIES

         Net cash used in investing activities for the nine months ended December 31, 2008 was $.4 million. This amount relates to capital Expenditures of $.5 million.

FINANCING ACTIVITIES

         Net cash used in financing activities for the nine months ended December 31, 2008 was $3.2 million.

         During the nine months ended December 31, 2008, IA Global entered into loans of approximately $.5 million and repaid loans of $.5 million and the company sold common stock for $.6 million.

         During the nine months ended December 31, 2008, Global Hotline entered into loans of approximately $4.3 million and repaid loans of $8.1 million.

         Other Material Commitments. The company's contractual cash obligations as of December 31, 2008 are summarized in the table below (1):

Contractual Cash                      Less Than                                Greater Than
Obligations               Total        1 Year       1-3 Years     3-5 Years      5 Years
--------------------   -----------   -----------   -----------   -----------   -----------
Operating leases ...   $ 3,734,869   $ 2,322,455   $ 1,203,516   $   208,897   $         0
Note payable .......    16,796,387     9,189,777     5,352,138     2,254,472             0
Capital expenditures       100,000       100,000             0             0             0
Acquisitions .......             0             0             0             0             0
                       -----------   -----------   -----------   -----------   -----------
                       $20,631,256   $11,612,232   $ 6,555,654   $ 2,463,369   $         0
                       ===========   ===========   ===========   ===========   ===========

         At December 31, 2008, we had current and long-term indebtedness of $16.8 million. Global Hotline will need to repay or refinance $9.2 million by December 31, 2009. During the three months ended December 31, 2008, Global Hotline repaid debt of approximately 242,935,000 Yen. As of December 31, 2008, Global Hotline debt was 1,495,101,000 Yen, a decrease of 352,141,000 Yen since March 31, 2008. During this period, Global Hotline debt was reduced from $18,604,250 to approximately $16,527,887 in US dollars at then exchange rates.

         During January 2009, Global Hotline repaid 170,596,000 Yen or approximately $1,886,000 at current exchange rates. As of February 1, 2009, Global Hotline currently has loans totaling 399,566,000 Yen or approximately or $4,417,000 due by March 31, 2009 and is negotiating with Mitsui Sumitomo Bank Co Ltd on loans totaling 269,449,000 Yen or approximately $2,979,000 at current exchange rates due on February 28, 2009.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The company has not recorded any deferred revenue as of December 31, 2008 and March 31, 2008, respectively.

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

EQUITY INVESTMENT

         We account for our investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. Our equity investments were not considered permanently impaired as of December 31, 2008.

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

         Volatility and disruption of financial markets could affect our access to credit. The current difficult economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce or eliminate the sources of liquidity for the company.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE BUSINESSES.

         Each entity will need to obtain additional financing in order to continue our current operations, service our debt repayments and acquire businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, whether the terms or conditions would be acceptable to us. If the company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or ultimately file for bankruptcy.

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

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY ADVERSELY AFFECT OPERATIONS AND LIMIT OUR GROWTH.

         At December 31, 2008, we had current and long-term indebtedness of $16.8 million. Global Hotline will need to repay or refinance $9.2 million by December 31, 2009. During the three months ended December 31, 2008, Global Hotline repaid debt of approximately 242,935,000 Yen. As of December 31, 2008, Global Hotline debt was 1,495,101,000 Yen, a decrease of 352,141,000 Yen since March 31, 2008. During this period, Global Hotline debt was reduced from $18,604,250 to approximately $16,527,887 in US dollars at then exchange rates.

         During January 2009, Global Hotline repaid 170,596,000 Yen or approximately $1,886,000 at current exchange rates. As of February 1, 2009, Global Hotline currently has loans totaling 399,566,000 Yen or approximately or $4,417,000 due by March 31, 2009 and is negotiating with Mitsui Sumitomo Bank Co Ltd on loans totaling 269,449,000 Yen or approximately $2,979,000 at current exchange rates due on February 28, 2009.

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

         Our ability to make scheduled payments on our debt and other fixed obligations will depend on our future operating performance and cash flows, which in turn will depend on prevailing economic and political conditions and financial, competitive, regulatory, business and other factors, many of which are beyond our control. We are principally dependent upon our operating cash flows to fund our operations and to make scheduled payments on debt and other fixed obligations. We cannot assure you that we will be able to generate sufficient cash flows from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If the company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or ultimately file for bankruptcy.

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

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

         The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

         o Alleged manipulation of our stock price,

         o General market and economic conditions,

         o Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan and note payable defaults and impairment of assets and our NYSE Alternext US listing,

         o Quarterly variations in our operating results,

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

WE ARE EXPOSED TO CHANGES IN THE AUSTRALIAN FINANCE INDUSTRY

         The Australian finance industry is experiencing significant change. We own 36% of ASFL which raises funds through the issuance of bank debt in Australia and provides short term, secured, real property loans to businesses or investors in Australia. ASFL may be affected by the following factors that would impact its ability to operate as a short term lender in Australia and could impair our investment:

         o The bank line of credit used to fund the business has been terminated effective November 2009 and must be replaced. The bank line of credit has certain covenants that could result in an early termination;

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

WE ARE EXPOSED TO CHANGES IN THE TELECOMMUNICATION AND INSURANCE INDUSTRIES.

         Global Hotline may be affected by the following factors that would impact its ability to operate as a telemarketer of telecommunications and insurance products in Japan and the Philippines.

         o The businesses have a concentration of major customers, including
AIG;

         o The businesses require cash and liquidity to operate;

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of December 31, 2008, 217.5 million shares of common stock were outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of December 31, 2008, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey, Hiroki Isobe, Kyo Nagae (collectively, the "Controlling Shareholders") and Derek Schneideman collectively hold approximately 35.9% of our common stock. The share ownership percentages excludes 811,285 shares of common stock held by GMB Holdings Ltd, and other shareholders for which Mr. Isobe has personal signing authority and 627,900 shares of treasury stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and Kyo Nagae control each of our Controlling Shareholders. In addition, Mr. Schneideman in his capacity as Chairman and CEO of the Company had sole voting power and dispositive power with respect to 77,613,470 shares of common stock or approximately 47.1% of the outstanding shares of common stock of the Company for all of the Company's 2008 shareholder meetings pursuant to a proxy granted on February 21, 2008. This proxy expired December 31, 2008 and will not be renewed.

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

WE ARE EXPOSED TO FOREIGN CURRENCY GAINS AND LOSSES.

         The majority of our operations are located in Japan and the Philippines and we have equity investments that operate in Japan and Australia, We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen, Australian Dollar, Philippine Peso and US Dollar would have a material adverse or positive effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO COMPETITIVE PRESSURES.

         We face competition from entities that provide competing call center operations, including entities that resell telephone and broadband lines and insurance products in Japan and the Philippines. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse or positive effect on our business, prospects, financial condition and results of operations.

FOREIGN CURRENCY RISK

         We were exposed to foreign currency risks due to our operations in Japan and the Philippines and our equity investments in Japan and Australia. We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of December 31, 2008, total debt was $16,796,387. Debt totaling $2,475,456 is exposed to variable interest rates with current interest rates of 2.0% to 2.70%.

         The company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4T. CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based on this evaluation, our principal executive and financial officers concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the company's internal control over financial reporting that occurred during the company's last fiscal quarter that have materially affected or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended December 31, 2008, the following unregistered sales of equity securities occurred:

         On December 15, 2008, the company terminated a three year loan agreement with GFS Investments, Inc., pursuant to which the company received a loan of $330,577, which the company satisfied by issuing 6,632,500 shares of common stock.

Share Repurchase Program

         The following information summarizes the purchases through December 31, 2008 related to our share repurchase plan:

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
                                         ================   ===============   ===================   ==================

(1) On March 22, 2007, IA Global's Board of Directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2, 2007. There were no purchases during May-June, 2007 or January-December, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

Transaction with Taicom
-----------------------

As previously reported, on December 12, 2008, the company and Taicom entered into an Amendment to Share Exchange Agreement (the "Amendment"). Pursuant to this Amendment, the company agreed to return 302,100 of its Taicom Preferred Shares on each of December 12, 2008, January 20, 2009 and February 20, 2009 or 906,300 in total, in exchange for three $130,000 cash payments or $390,000 in total. Upon the completion of these payments, the company's 20% interest in Taicom will be reduced to approximately 8% or 483,450 Class B Preferred Shares of Taicom. The February 13, 2009 share return may be adjusted on a pro-rata basis if the average closing share price of the common stock for the period December 12, 2008 to February 13, 2009 is below $.038 per share.

As of February 13, 2009, Taicom has paid a total of $180,000 to the company and the company has returned 302,100 Taicom shares to Taicom, reducing the company's interest in Taicom to 16%. Taicom has not made $80,000 of the payment, which was due on January 20, 2009 or the $130,000 payment, which was due on February 13, 2009.

As of February 13, 2009, Taicom has paid a total of $180,000 to the company and the company has returned 302,100 Taicom shares to Taicom, reducing the company's interest in Taicom to 16%. Taicom has paid $50,000 toward their January 20, 2009 payment. The remaining $80,000 due on the January 20, 2009 payment has not been made. In addition, the entire February 20, 2008 payment has not been received as well.

For the nine months ended December 31, 2008, the company recorded a loss on our investment in Taicom of $421,702 that decreased our investment in Taicom. In addition, subsequent to our return of 302,100 Taicom Class B Preferred Shares with respect to the above December 12, 2008 payment, as per the above Amendment, the company recorded a loss of $996,777 on the sale of approximately 20% of their equity investment in Taicom as of December 12, 2008. The total value of our investment in Taicom was valued at $3,651,631 as of December 31, 2008.

The management of the company believes, that until such time that the company receives full payment for the January 20, 2009 and February 20, 2009 required payments from Taicom, that their obligation to return Taicom Class B Preferred Shares has not been fulfilled. Accordingly, the company as of December 31, 2008 has not accrued for any potential losses on the future repurchase by Taicom of Taicom Class B Preferred Shares held by the company.

Loan Extension with Mitsui Sumitomo Bank
----------------------------------------

As previously reported, on February 5, 2009, the company's wholly owned subsidiary Global Hotline signed an amendment extending the term of its working capital loan with Mitsui Sumitomo Bank Co Ltd to February 28, 2009 and increasing the interest rate to 3.975%.

The loan was entered into on July 27, 2007, and was for 200,000,000 Yen, or approximately $1,623,000 at then exchange rates. The loan was amended on August 1, 2008, requiring a monthly repayment of 5,555,000 Yen, or approximately $51,000 at then exchange rates starting on August 31, 2008. The interest rate was increased to 3.375% and interest was payable monthly starting on August 31, 2008.

On February 2, 2009, the monthly repayment was to be reset over the remaining payment term, which expires on July 31, 2011 or could require repayment.

The loan is guaranteed by Hideki Anan, the CEO of Global Hotline. As of February 5, 2009, all Global Hotline, Inc. and IA Partners, Inc. loans are collateralized by the accounts receivable of Global Hotline.

During the three months ended December 31, 2008, Global Hotline repaid debt of approximately 242,935,000 Yen. As of December 31, 2008, Global Hotline debt was 1,495,101,000 Yen, a decrease of 352,141,000 Yen since March 31, 2008. During this period, Global Hotline debt was reduced from $18,604,250 to approximately $16,527,887 in US $ at then exchange rates.

During January 2009, Global Hotline repaid 170,596,000 Yen or approximately $1,886,000 at current exchange rates. As of February 1, 2009, Global Hotline currently has loans totaling 399,566,000 Yen or approximately or $4,417,000 due by March 31, 2009 and is negotiating with Mitsui Sumitomo Bank Co Ltd on loans totaling 269,449,000 Yen or approximately $2,979,000 at current exchange rates due on February 28, 2009.

The amendment and loan guarantee documents will be filed as exhibits to the Form 10-K for the twelve months ending March 31, 2009.

ITEM 6.  EXHIBITS

Exhibit
No.                               Description
-------  -----------------------------------------------------------------------

10.1 Memorandum Concerning Mail Order Support Program dated October 21, 2008 by and between IA Partners, Inc. and AFLAC (Translated From Japanese)
         (1) +

10.2 Special Contract Agreement signed October 2008 and dated August 2008 by and between IA Partners, Inc. and AFLAC. (Translated from Japanese) (1)
         +

10.3 Business Processing and Marketing Services Agreement dated January 9, 2009 by and between IA Global, Inc. and HTMT Global Solutions Limited.
         (2)

10.4 Contract on Sales by and between Global Hotline, Inc. and KDDI Corporation.(6)

10.5 Business Consignment Agreement by and between Global Hotline, Inc. and KDDI Corporation. (6)

10.6 Non-Binding Term sheet dated December 8, 2008 from Golden Century Wealth Investment (HK) Ltd (4)

10.7 Amendment to Share Exchange Agreement dated December 12, 2008 by and between IA Global, Inc. and Taicom Securities Co Ltd. (5)

10.8 Form of Performance Warrant dated December 12, 2008 by and between IA Global, Inc. and Michael Ning. (5)

10.9 Amendment to Golden Century Wealth Investment (HK) Ltd Non-Binding Term sheet dated December 8, 2008 by and between IA Global, Inc. and Golden Century Wealth Investment (HK) Ltd. (7)

10.10 Money Loan dated December 15, 2009 by and between Global Hotline, Inc. and Globacks Co Ltd. (1)

99.1 The audited financial statements of Taicom Securities Co Ltd as of March 31, 2008, 2007 and 2006, respectively, and for the respective years then ended. (3)

99.2 The unaudited Pro Forma Combined Condensed Consolidated Balance Sheet, with Taicom Securities Co Ltd, as of March 31, 2008, and the unaudited Pro Forma Combined Consolidated Statement of Operations of the company, with Taicom, for the year ended March 31, 2008, and the three months ended June 30, 2008. (3)

31.1     Section 302 Certifications. (1)

31.2     Section 302 Certifications. (1)

32.1     Section 902 Certifications. (1)

32.2     Section 902 Certifications. (1)
__________________

*   Indicates management contract or compensatory plan.

+ Certain confidential material contained in the document has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406 of the Securities Act of 1933, as amended or Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
__________________

(1) Filed herewith.

(2) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated January 9, 2009 and filed on January 9, 2009, and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated June 3, 2008 and filed on November 3, 2008, and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 17, 2008 and filed on December 17, 2008, and incorporated herein by reference.

(5) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated December 12, 2008 and filed on December 17, 2008, and incorporated herein by reference.

(6) Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2008, filed on November 20, 2008, and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated February 4, 2009 and filed on February 9, 2009 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IA Global, Inc.
                                    (Registrant)


Date: February 23, 2009             By: /s/ Derek Schneideman
                                        ---------------------
                                    Derek Schneideman,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By: /s/ Mark Scott
                                        --------------
                                    Mark Scott,
                                    Chief Operating and Financial Officer
                                    (Principal Financial and Accounting Officer)