Form 10-K
period 2009-03-31
IA GLOBAL INC
filed 2009-09-03
CIK 1077634

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934
                    For the fiscal year ended March 31, 2009

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

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
                                                                Yes |_|   No |X|

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files).                                                         Yes |_|   No |_|

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
                                                                Yes |_|   No |X|

         The aggregate market value of the common equity held by non-affiliates of the registrant as of September 1, 2009 was approximately $6,507,289.

         The number of shares of the registrant's common stock outstanding as of
September 1, 2009: 225,953,489 shares of Common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
         and Issuer Purchases of Equity Securities .........................  14

Item 6.  Selected Financial Data ...........................................  16

Item 7.  Management's Discussion and Analysis of Financial Condition

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure ..........................................  32

Item 9A. Controls and Procedures ...........................................  32

Item 9B. Other Information .................................................  32

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance ............  33

Item 11. Executive Compensation ............................................  35

Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters ....................  48

Item 13. Certain Relationships and Related Transactions,
         and Director Independence .........................................  50

Item 14. Principal Accounting Fees and Services ............................  51

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules ...........................  51

SIGNATURES

                                       ii

                                     PART I

CHANGE IN YEAR-END

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

         This Annual Report on Form 10-K is the Company's first annual report for our newly adopted fiscal year-end of March 31, 2009 and covers the twelve months ended March 31, 2009.

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

EXCHANGE RATES

         Certain information in this Annual Report on Form 10-K is expressed in
Japanese Yen, the Philippine Peso and the Australian Dollar. At March 31, 2009,
the exchange rate for the Japanese Yen was US $1= Yen [98.636], the Philippine
Peso was US $1= [48.4238] and the Australian $ was US $1= [1.4457].In this Form
10K, at "current exchange rates" is defined as the exchange rates as of the date of the transaction.

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

         To realize this plan, we are seeking investments in the business process outsourcing ("BPO") and financial services sectors. These sectors demonstrate long-term growth prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, we are expanding our reach to encompass, the Philippines, Southeast Asia and the growth opportunities and synergies these markets present.

         IA Global takes a long-term approach to its acquisitions and partnerships. It is built on the belief that our people, combining pragmatic hands-on management with extensive operations and financial experience, have the expertise to grow the businesses we invest in, to optimize their potential and provide increasing returns on investment over the long run. IA Global has acquired a select portfolio of investments in Japan, Australia and the
Philippines/Singapore area, targeted and developed with the aim of producing outstanding growth and profitability. This has laid the foundation for a medium term plan to establish a broad network of complementary subsidiaries and majority-owned investments in the greater Pacific Rim region.

BUSINESS PROCESS OUTSOURCING

         In Japan, IA Global is 100% owner of Global Hotline, except as disclosed, a Business Process Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications, insurance, credit cards and catalog products. Since our acquisition of Global
Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         This growth has been driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of March 31, 2009, Global Hotline employed 885 full and part-time personnel to support these multi-million dollar contracts. In the
Philippines, we acquired 100% of Shift Resources Inc.("Shift") on April 10, 2008
and Asia Premier Executive Suites Inc. ("Asia Premier") on May 27, 2008,
multi-service call center operations that have now been merged into a single
Company operating as Global Hotline Philippines.

HUMAN CAPITAL AND RESOURCES

         IA Global has a 20.25% equity investment in Slate Consulting Co Ltd
("Slate"). Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo and a call center in Manila, Philippines.

FINANCIAL SERVICES

         In Japan, we have a 12.6% equity investment as of September 1, 2009 in
Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm. Taicom provides a broad range of value-added financial services and competitive products. These services currently include the brokerage of Japanese commodities, options derivatives trading, foreign currency, equities and margin as well as offering wealth management and investment consulting services to diversified clients. In addition to offering a broad news and information gathering network, Taicom offers creative solutions that meet the sophisticated trading needs of its clients.

         Taicom is a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and in Osaka and has three branch offices in Japan.

CORPORATE INFORMATION

         We were incorporated in Delaware on November 12, 1998. The Company's executive offices are located at 101 California Street, Suite 2450, San
Francisco, CA 94111, with its operating units being located primarily in Japan,
China, Philippines and Australia. The Company's telephone number is (415)
946-8828 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this Form 10-K.

THE COMPANY'S COMMON STOCK

         Our common stock currently trades on the NYSE AMEX Exchange ("NYSE
AMEX") under the symbol "IAO."

INDUSTRY OVERVIEW

         The Asian markets have been growing at a swift pace in recent years and this growth is expected to continue into the foreseeable future. The growth is based on a shift in economic activity from Europe and North America to the Asian markets and a growth in intra-Asian economic activity. The growth of a generally affluent middle class within most Asian countries is driving demand for an increasing spread of goods and services, particularly in the 20 -35 year old age demographic. Although much attention has been given to China and India, Japan continues to be the second largest economy in the world. These and other factors are contributing to the growth of our existing investments and present us with an increasing number of quality investment opportunities.

         Over the past year there has been a tremendous change in sentiment toward BPO, with the strategy that used to be thought of as a "good idea that should be discussed" is today one of critical and urgent importance for most large organizations. As a result, BPO growth is continuing to expand across a wide range of industries and functions, and seems unstoppable given the current economic climate.

         Our principal Japanese subsidiary, Global Hotline has demonstrated growth. This growth was driven by improvements in the Japanese economy, consistent year on year growth in targeted areas of the telecommunications and insurance industries, higher disposable incomes, and the expanding senior citizen demographic.

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

KEY MARKET OPPORTUNITIES

         Our key market opportunities are as follows:

         - We intend to improve profitability and EBITDA during FY 2010 by improving sales and margins and reducing expenses.

         - Expand our Global Hotlines Japan operations by adding new contracts and product offerings.

         - Expand our Global Hotlines Philippines operations through a marketing agreement with HTMT, and partnering programs with Jones Lang LaSalle and SPi
Technologies, and new product offerings.

         - We intend to expand our reach to encompass, the Philippines,
Southeast Asia and the growth opportunities and synergies these markets present.
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

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks related to legal claims, our need for additional financing, our level of indebtedness, our NYSE AMEX listing, our investment in ArqueMax Ventures, declining economic conditions, our Global
Hotline business, our controlling shareholder groups, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in Item 1A, "Factors That May Effect
Future Results."

DISTRIBUTION METHODS

         Global Hotline was established September 7, 2004. Operating exclusively in Japan, Global Hotline's multiple call centers undertake telemarketing of telecommunications products and services, and a range of insurance products and services.

         In the Philippines, the Company acquired 100% of Shift on April 10,
2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single Company operating as Global Hotline
Philippines Inc. Global Hotline Philippines provides inbound and outbound telemarketing services, and collocation facilities to a variety of industries on a world-wide basis. In addition, it signed a long term Business Processing and
Marketing Services Agreement with HTMT Global Solutions Limited ("HTMT") on
January 9, 2009. Global Hotline Philippines will also extensively use HTMT's world class infrastructure, certifications, and extensive call center facilities to deliver services to Global Hotline Philippines' growing client base. Under a revenue sharing and collocation basis Global Hotline Philippines can now undertake outsourcing projects without the need to infuse new capital to build out additional call center facilities.

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

         Global Hotline Philippines operates in a competitive market segment.
Our competitive advantages are our lower cost infrastructure, our customer acquisition competencies, our superior client service culture, and our focus on niche markets such as litigation documentation processing. Secondly, the
Philippines has risen to become the world's second largest location for BPO operations, fulfilling a market need that is estimated by the Philippine
Business Processing Association to expand by 20% in 2009. Global Hotline
Philippines faces competition from organizations such as Convergys Corp,
PeopleSupport Corp, and Accenture Corp among others. Global Hotline Philippines differentiates itself by deploying a mix model of standard BPO services with secured margin co-location services.

GEOGRAPHICAL MARKETS

         Global Hotline currently operates only in Japan. Global Hotline
Philippines operates in the Philippines, but services customers world-wide.

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

LICENSES

         We have no licenses as of March 31, 2009.

EMPLOYEES

         As of March 31, 2009, we had 585 full-time and 322 part-time employees.
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

         On April 30, 2009, Global Hotline entered into negotiations on
$12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long term basis and freeze any payments in the short term. To date, eight loans have been renegotiated. We expect to adjust the repayment dates on many loans with our largest lender to a September 30, 2009 due date and then to re-finance the loans on a long term basis.

         On May 26, 2009 IA Global received notices from H Capital. On May 27,
2009, Global Hotline and SG Telecom did not repay the loans as requested by H
Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's 600 shares of Global Hotline.

         After review by Japanese corporate counsel, the Company is challenging the validity of the loans and the collateral claimed by H Capital. The Company has discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the loan agreement the
Company signed. The Company has disputed all notices received from H Capital.
The parties continue to negotiate over the alleged unpaid loans.

         The balance due as of July 31, 2009 is 170,000,000 Yen, or approximately $1,753,000 at current exchange rates, plus interest of approximately 15,567,000 Yen, or approximately $160,000 at current exchange rates. Total interest and fees paid during the three months ended March 31, 2009 was 3,329,000 Yen or approximately $34,000 at current exchange rates.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS AND ACQUIRE
BUSINESSES.

         Each entity will need to obtain additional financing in order to continue our current operations, service our debt repayments and acquire businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, whether the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy by Global Hotline and/ or IA Global.

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

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY
ADVERSELY AFFECT OPERATIONS

         At March 31, 2009, we had current and long-term indebtedness of $15.3 million. Global Hotline will need to repay or refinance $13.4 million by March
31, 2010, including approximately $4.4 million in September 30, 2009.

         As of February 25, 2009, all Global Hotline assets, including accounts receivable are collateralized to H Capital. On approximately April 1, 2009, the
Company pledged its ownership in Global Hotline as collateral for the loans, subject to a thirty day notice period in the case of default under the agreement.

         On April 30, 2009, Global Hotline entered into negotiations on
$12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long term basis and freeze any payments in the short term. To date, eight loans have been renegotiated. We expect to adjust the repayment dates on many loans with our largest lender to a September 30, 2009 due date and then to re-finance the loans on a long term basis.

         On May 26, 2009 IA Global received notices from H Capital. On May 27,
2009, Global Hotline and SG Telecom did not repay the loans as requested by H
Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's 600 shares of Global Hotline.

         After review by Japanese corporate counsel, the Company is challenging the validity of the loans and the collateral claimed by H Capital. The Company has discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the loan agreement the
Company signed. The Company has disputed all notices received from H Capital.
The parties continue to negotiate over the alleged unpaid loans.

         The balance due as of July 31, 2009 is 170,000,000 Yen, or approximately $1,753,000 at current exchange rates, plus interest of approximately 15,567,000 Yen, or approximately $160,000 at current exchange rates. Total interest and fees paid during the three months ended March 31, 2009 was 3,329,000 Yen or approximately $34,000 at current exchange rates.

         On August 2, 2009, we entered into a Stock Purchase Agreement
("Agreement 1") with Inter Asset Japan LBO No 1 Fund, an existing shareholder
(the "Shareholder"). Under the terms of Agreement 1, we agreed to issue and sell to the Shareholder 1,500,000 shares of the Company's common stock, par value
$0.01 per share, for an aggregate purchase price of $60,000, or $0.04 per share.
On August 17, 2009, we entered into a Stock Purchase Agreement ("Agreement 2")
with Inter Asset Japan LBO No 1 Fund. Under the terms of Agreement 2, we agreed to issue and sell to the Shareholder 5,000,000 shares of the our common stock for an aggregate purchase price of $200,000, or $0.04 per share.

         Also under the terms of the Agreement 2, the Shareholder has committed to purchase, and we have agreed to issue and sell to the Shareholder, additional shares of our common stock in accordance with the following schedule:

      o  2,500,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$100,000 on or before September 4, 2009.

      o  1,250,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$50,000 on or before September 18, 2009.

      o  50,000,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000 on or before November 10, 2009.

         The Shareholder's obligation to purchase the foregoing shares by the date specified is conditioned upon the representations and warranties of the
Company contained in the Agreement being accurate as of the date of such closing.

         Finally, the Shareholder has the option, but not the obligation, to purchase, on or before December 31, 2009, an additional 50,000,000 shares of
Common Stock at a purchase price of US$.04 per share, or an aggregate price of
US$2,000,000.

         Our level of indebtedness and the terms of our financing arrangements could:

      o  result in a bankruptcy by Global Hotline and/ or IA Global.

      o  result in a default under the loan agreements;

      o  a collateral call by a lender, including the loss of our Global Hotline subsidiary;

      o  lawsuits with lenders;

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

         Our ability to renegotiate the terms of our loans will depend on our negotiations with our Japanese banks and H Capital.

         We are principally dependent upon our operating cash flows to fund our operations and to make scheduled payments on debt and other fixed obligations.
We cannot assure you that we will be able to generate sufficient cash flows from our operations to pay our debt and other fixed obligations as they become due, and if we fail to do so our business could be harmed. If the Company is unable to obtain additional financing or renegotiate the terms of our loans, we may need to restructure our operations, divest all or a portion of our business, provide the Global Hotline business in a collateral call or file for bankruptcy.

         See also our risk factor "We will need additional financing to support our operations and acquire businesses," above.

WE ARE NOT IN COMPLIANCE WITH CERTAIN NYSE AMEX REQUIREMENTS FOR CONTINUED
LISTING.

         Pursuant to NYSE AMEX listing rules, our common stock could be delisted from NYSE AMEX if we do not meet certain standards regarding our financial condition, operating results and share price, including, among other factors, maintaining adequate stockholders' equity and market capitalization and minimizing losses from continuing operations over multiple years. The Company currently is below the minimum stockholder's equity requirement of $6 million.

         The Company received a Deficiency Letter from the NYSE AMEX, dated July
10, 2009. In this letter, NYSE AMEX Staff determined that the Company's securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the NYSE AMEX Company Guide (the
"Company Guide"), the Company's continued listing is predicated on it effecting a reverse stock split of its common stock by January 11, 2010. The Company will review a reverse stock split in accordance with the Deficiency Letter.

         The Company was previously notified by Staff that the Exchange deemed it appropriate for the Company to effect a reverse stock split to address its low selling price.

         The Company also received a Deficiency Letter from the NYSE AMEX, dated
July 14, 2009. In this letter, NYSE AMEX Staff determined that the Company has not filed its Form 10K for the twelve months ended March 31, 2009. The timely filing of this report is a condition of the Company's continuing listing on NYSE
AMEX, as required by Sections 134 and 1101 of the Company Guide. In addition, the Company's failure to file this report is a material violation of its listing agreement with NYSE AMEX. Pursuant to 1003(d) of the Company Guide, the Exchange
is authorized to suspend, and unless prompt corrective action is taken, remove the Company's security from NYSE AMEX.

         The Company is required to submit a plan to NYSE AMEX by July 28, 2009 to bring the Company in compliance with Sections 134 and 1101 of the Company
Guide by October 12, 2009. The Company submitted this plan on August 4, 2009 and expects to be in compliance with Sections 134 and 1101 of the Company Guide by
October 12, 2009.

         If our securities are delisted from NYSE AMEX, we believe they will be quoted again for trading on the OTC Bulletin Board, which may depress demand for our shares and limit market liquidity due to the reluctance or inability of certain investors to buy stocks on the OTC Bulletin Board. Consequently, an investor may find it more difficult to trade our securities, which may adversely affect the ability to resell securities purchased from the selling stockholders.

WE ARE IN DEFAULT UNDER THE JUNE 8, 2009 SERVICES AGREEMENT WITH ARQUEMAX
VENTURES, LLC

         On July 17, 2009, AMV notified us that we were in default of 5 (h)
under the June 8, 2009 Services Agreement ("Agreement") and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However,
AMV was late in funding as required by the June 8, 2009 Agreement. AMV could claim ownership of our Taicom shares. This would result in a loss on equity investment of approximately $3,313,000. Based on the $120,000 in funding under this Agreement, the Company may be required to issue 4,000,000 shares. The parties are negotiating over the Agreement.

DECLINING GENERAL ECONOMIC, BUSINESS, OR INDUSTRY CONDITIONS MAY CAUSE REDUCED
REVENUES AND PROFITABILITY.

         Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a recession. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.

         Volatility and disruption of financial markets could affect our access to credit. The current difficult economic market environment has caused
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

         o The businesses have unfunded payroll and social insurance taxes of approximately 485 million Yen or approximately $4.8 million at current exchange rates as of March 31, 2009;

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

         o Loss of key personnel.

         Our business is dependent upon our ability to operate efficiently by maintaining tight control on cash flows. Any change in these factors could adversely affect our ability to achieve the contract rates and to operate as a telemarketer of telecommunications and insurance products in Japan. This could result in inadequate cash flow for operations and debt repayments, which would have a material adverse effect on our business, prospects, financial condition and results of operations and result in a bankruptcy filing by Global Hotline and/ or IA Global.

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of March 31, 2009, IAJ LBO Fund, PBAA Fund Limited, Terra Firma,
Inter Asset Japan Co Ltd ("IAJ"), IA Turkey and Hiroki Isobe, (collectively, the
"Controlling Shareholders") collectively hold approximately 35.2% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the
Exchange Act. Hiroki Isobe controls each of our Controlling Shareholders.

         IAJ could cause a change of control of our board of directors if in combination with another large shareholder elects candidates of their choice to the board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Delaware law, IAJ could have a significant influence over our affairs, if in combination with another large shareholder, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE
PRICE OF OUR COMMON STOCK.

         Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 31, 2009, 218.5 million shares of common stock were outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders.
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

         o A bankruptcy filing by Global Hotline and/ or IA Global,

         o Alleged manipulation of our stock price,

         o Sale of a significant number of our common stock by shareholders,

         o General market and economic conditions,

         o Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets and our NYSE AMEX listing,

         o Quarterly variations in our operating results,

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

         A summary of material Global Hotline property leases is as follows:

                                    Total                                  Monthly           Lease           Termination
          Location               Sq. Meters          Description           Payment           Term               Clause
------------------------------   ----------   -------------------------   ---------   --------------------   -----------
Tokyo office and call center 1    538.27 m2   Headquarters, Call center   $  44,701   1/1/2007-12/31/2010      6 months
     Tokyo call center 2          426.00 m2          Call center             38,568    7/1/2007-10/21/09       6 months
     Tokyo call center 3          403.00 m2          Call center             20,743   12/1/2007-11/30/2009     6 months
     Tokyo call center 4          571.65 m2          Call center             24,849    5/7/2008-5/6/2010       6 months
     Tokyo call center 5           1,276.15          Call center             39,137   6/18/2007-6/17/2010      6 months
                                                                          ---------
                                                                          $ 167,999
                                                                          =========

         Global Hotline has provided notice on Tokyo call center two, but expects to occupy the facility until October 21, 2009. The lease expired on June
30, 2009.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings against us that will have a material adverse effect on our cash flows, financial condition or results of operations.

         On April 30, 2009, Global Hotline entered into negotiations on
$12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long term basis and freeze any payments in the short term. To date, eight loans have been renegotiated. We expect to adjust the repayment dates on many loans with our largest lender to a September 30, 2009 due date and then to re-finance the loans on a long term basis.

         On May 26, 2009 IA Global received notices from H Capital. On May 27,
2009, Global Hotline and SG Telecom did not repay the loans as requested by H
Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's 600 shares of Global Hotline.

         After review by Japanese corporate counsel, the Company is challenging the validity of the loans and the collateral claimed by H Capital. The Company has discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the loan agreement the
Company signed. The Company has disputed all notices received from H Capital.
The parties continue to negotiate over the unpaid loans.

         The balance due as of July 31, 2009 is 170,000,000 Yen, or approximately $1,753,000 at current exchange rates, plus interest of approximately 15,567,000 Yen, or approximately $160,000 at current exchange rates. Total interest and fees paid during the three months ended March 31, 2009 was 3,329,000 Yen or approximately $34,000 at current exchange rates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters during the fourth quarter of the fiscal year covered by this report that were submitted to a vote of our stockholders through solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock trades on NYSE AMEX under the symbol "IAO". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

         QUARTER ENDED                        HIGH            LOW
         -------------                        ----            ---

         June 30, 2008                       $0.330          $0.200
         September 30, 2008                  $0.230          $0.070
         December 31, 2008                   $0.080          $0.030
         March 31, 2009                      $0.090          $0.030

         June 30, 2007                       $0.650          $0.260
         September 30, 2007                  $0.550          $0.340
         December 31, 2007                   $0.520          $0.240
         March 31, 2008                      $0.360          $0.210

         As of September 1, 2009, the closing price of the Company's common stock was $.05 per share. As of September 1, 2009, there were 225,953,489 shares of common stock outstanding held by approximately 212 stockholders of record.
The number of stockholders, including the beneficial owners' shares through nominee names is approximately 1,300.

DIVIDEND POLICY

         We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

         During the three months ended March 31, 2009, the following unregistered sales of equity securities occurred:

         On January 26, 2009, the Company sold 1,000,000 shares of common stock to Mr. Mark Gustavson for $50,000 or $0.05 per share, the closing market price during the negotiations of the subscription memorandum.

Share Repurchase Program

         The following information summarizes the purchases through March 31,
2009 related to our share repurchase plan:

                                                                                 Total No. of         Maximum No. of
                                                                               Share Purchased     Shares that can be
                                          Total No. of     Ave. Price Paid   as part of Publicly    Purchased Under
             Period (1)                 Shares Purchases      Per Share        Announced Plan           the Plan
-------------------------------------   ----------------   ---------------   -------------------   ------------------
April 2, 2007-April 30, 2007                1,866,355          $0.251             1,866,355
July 1, 2007-July 31, 2007                     30,000           0.398                30,000
August 1, 2007-August 31, 2007                135,000           0.437               135,000
September 1, 2007-September 30, 2007           60,000           0.481                60,000
October 1, 2007-October 31, 2007               15,000           0.478                15,000
November 1, 2007-November 30, 2007             31,500           0.427                31,500
December 1, 2007-December 31, 2007            516,400           0.347               516,400
                                        ----------------   ---------------   -------------------   ------------------
Total                                       2,654,255          $0.281             2,654,255             4,000,000
                                        ================   ===============   ===================   ==================

(1) On March 22, 2007, IA Global's Board of Directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2,
2007. There were no purchases during May-June, 2007, or January- December, 2008 and January- March, 2009.

                            2008/9 PERFORMANCE GRAPH
                      COMPARISON OF CUMULATIVE TOTAL RETURN

                 AMONG IA GLOBAL, INC., THE AMEX COMPOSITE INDEX
                 AND THE RUSSELL MICROCAP INDEX WITHOUT DIVIDEND

                         3/31/2004   3/31/2005   3/31/2006   3/31/2007   3/31/2008   3/31/2009
                         ---------   ---------   ---------   ---------   ---------   ---------
IA Global, Inc.          $  100.00   $   66.67   $  109.09   $  118.18   $   84.85   $   15.15

AMEX Composite Index     $  100.00   $  116.15   $  154.05   $  173.06   $  177.59   $  108.16

Russell Microcap Index   $  100.00   $   98.28   $  123.01   $  125.46   $   99.02   $   56.83

         The above assumes that $100 was invested in the common stock and each index on March 31, 2004. Although the Company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of March 31, 2009 related to the equity compensation plans in effect at that time.

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
                                   Number of securities         Weighted-average        for future issuance
                                    to be issued upon           exercise price of    under equity compensation
                                 exercise of outstanding      outstanding options,   plan (excluding securities
        Plan Category          options, warrants and rights    warrants and rights    reflected in column (a))
----------------------------   ----------------------------   --------------------   --------------------------
Equity compensation plan
approved by shareholders (1)            11,693,512                    0.245                   4,537,638

Equity compensation plans
not approved by shareholders                     -                        -                           -
                               ----------------------------   --------------------   --------------------------
Total                                   11,693,512                    0.245                   4,537,638
                               ============================   ====================   ==========================

(1) Awards granted under the 2007 Plan and the 1999 and 2000 Stock Incentive
Plans (the "Plans"). No further awards may be granted under the Plans.

ITEM 6.  SELECTED FINANCIAL DATA

         In the following tables, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the year ended March 31, 2009, the three months ended March 31, 2008 and the years ended
December 31, 2007 and 2006. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                                             Quarter Ended, (in thousands)
                                                                                   --------------------------------------------------
                                                                       Total       March 31     December 31  September 30     June 30
                                                                     --------      --------     -----------  ------------    --------
Year Ended March 31, 2009
Revenue ........................................................     $ 57,107      $  8,553      $ 13,501      $ 15,365      $ 19,688
Gross profit ...................................................       43,889         4,206        10,860        12,330        16,493
Net loss from continuing operations ............................      (20,241)      (16,331)       (2,941)       (1,698)          729
Net loss .......................................................      (20,241)      (16,331)       (2,941)       (1,698)          729
                                                                     --------      --------      --------      --------      --------

Basic and diluted net loss per share ...........................     $  (0.10)     $  (0.07)     $  (0.01)     $  (0.01)     $      -
                                                                     ========      ========      ========      ========      ========

Three Months Ended March 31, 2008
Revenue ........................................................     $ 16,049      $ 16,049      $      -      $      -      $      -
Gross profit ...................................................       13,099        13,099             -             -             -
Net loss from continuing operations ............................          360           360             -             -             -
Net loss .......................................................          360           360             -             -             -
                                                                     --------      --------      --------      --------      --------

Basic and diluted net loss per share ...........................     $      -      $      -      $      -      $      -      $      -
                                                                     ========      ========      ========      ========      ========

                                                                                             Quarter Ended, (in thousands)
                                                                                   --------------------------------------------------
                                                                       Total       March 31     December 31  September 30     June 30
                                                                     --------      --------     -----------  ------------    --------
Year Ended December 31, 2007
Revenue ........................................................     $ 29,137      $ 10,667      $  6,462      $  5,515      $  6,493
Gross profit ...................................................       21,112         7,481         4,261         3,873         5,497
Net loss from continuing operations ............................       (8,149)       (1,557)       (3,621)       (2,127)         (844)
Net loss .......................................................       (8,259)       (1,667)       (3,621)       (2,127)         (844)
                                                                     --------      --------      --------      --------      --------

Basic and diluted net loss per share (1) .......................     $  (0.05)     $  (0.01)     $  (0.02)     $  (0.01)     $  (0.01)
                                                                     ========      ========      ========      ========      ========

(1) Immaterial discontinued operations of $110,000 for 2007 are not presented.

Year Ended December 31, 2006
Revenue ........................................................     $ 19,139      $  7,742      $  4,483      $  3,243      $  3,671
Gross profit ...................................................       16,244         7,778         3,879         2,435         2,152
Net (loss) profit from continuing operations ...................       (3,977)          547        (1,179)       (1,882)       (1,463)
Gain (loss)  from discontinued operations ......................          207          (332)            -           463            76
Net (loss) profit ..............................................       (3,770)          215        (1,179)       (1,419)       (1,387)
                                                                     --------      --------      --------      --------      --------

Basic net (loss) profit per share from continuing operations ...     $  (0.04)     $   0.01      $  (0.01)     $  (0.02)     $  (0.01)
Basic net (loss) profit per share from discontinued operations .            -             -             -             -             -
                                                                     --------      --------      --------      --------      --------
                                                                     $  (0.03)     $      -      $  (0.01)     $  (0.01)     $  (0.01)
                                                                     ========      ========      ========      ========      ========

Diluted net (loss) profit per share from continuing operations .     $  (0.04)     $      -      $  (0.01)     $  (0.02)     $  (0.01)
Diluted net (loss) profit per share from discontinued operations            -             -             -             -             -
                                                                     --------      --------      --------      --------      --------
                                                                     $  (0.03)     $      -      $  (0.01)     $  (0.01)     $  (0.01)
                                                                     ========      ========      ========      ========      ========

                                                                Three Months
                                                  Year Ended       Ended                     Years Ended December 31,
                                                   March 31,      March 31,     -----------------------------------------------------
                                                     2009           2008          2007           2006           2005           2004
                                                  -----------   ------------    --------       --------       --------       --------
                                                                     (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue .....................................      $ 57,107       $ 16,049      $ 29,136       $ 19,139       $ 15,745             $-
Net loss from continuing operations .........       (20,241)           360        (8,149)        (3,977)          (686)        (1,085)
Net loss ....................................       (20,241)           360        (8,259)        (3,770)        (2,071)        (1,443)
Net loss applicable to common shareholders ..       (20,241)           360        (8,259)        (3,770)        (2,071)        (1,443)
Net loss per share from continuing operations       (20,241)             -         (0.05)         (0.04)         (0.01)         (0.01)
Net loss per share ..........................         (0.10)             -         (0.05)         (0.03)         (0.02)         (0.02)

BALANCE SHEET DATA:
Total assets ................................        24,866         34,940        29,922         21,640         28,134         15,213
Long term liabilities .......................         1,898         10,789         9,560          4,762          2,708              -
Stockholder's (deficit) equity ..............        (6,272)         5,130         4,884          9,259          6,016          4,134

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

INTRODUCTION

         We had revenues of $57.1 million for the twelve months ended March 31,
2009 as compared to $38.7 million for the twelve months ended March 31, 2008. We have incurred a net loss $20.2 million for the twelve months ended March 31,
2009 as compared to a net loss of $7.1 million for the twelve months ended March
31, 2008.

         During 2008/9, we entered into loans of $.6 million at IA Global and
$8.9 million at Global Hotline. During 2008/9, we repaid loans of $1.1 million at IA Global and $12.5 million at Global Hotline.

         As of February 25, 2009, all Global Hotline assets are collateralized to H Capital. On approximately April 1, 2009, the Company pledged its ownership in Global Hotline as collateral for the loans, subject to a thirty day notice period in the case of default under the agreement.

         At March 31, 2009, we had current and long-term indebtedness of $15.3 million. Global Hotline will need to repay or refinance $13.4 million by March
31, 2010, including approximately $4.4 million in September 30, 2009.

         On April 30, 2009, Global Hotline entered into negotiations on
$12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long term basis and freeze any payments in the short term. To date, eight loans have been renegotiated. We expect to adjust the repayment dates on many loans with our largest lender to a September 30, 2009 due date and then to re-finance the loans on a long term basis.

         On May 26, 2009 IA Global received notices from H Capital. On May 27,
2009, Global Hotline and SG Telecom did not repay the loans as requested by H
Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's 600 shares of Global Hotline.

         After review by Japanese corporate counsel, the Company is challenging the validity of the loans and the collateral claimed by H Capital. The Company has discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the loan agreement the
Company signed. The Company has disputed all notices received from H Capital.
The parties continue to negotiate over the unpaid loans.

         The balance due as of July 31, 2009 is 170,000,000 Yen, or approximately $1,753,000 at current exchange rates, plus interest of approximately 15,567,000 Yen, or approximately $160,000 at current exchange rates. Total interest and fees paid during the three months ended March 31, 2009 was 3,329,000 Yen or approximately $34,000 at current exchange rates.

         On August 2, 2009, we entered into a Stock Purchase Agreement
("Agreement 1") with Inter Asset Japan LBO No 1 Fund, an existing shareholder
(the "Shareholder"). Under the terms of Agreement 1, we agreed to issue and sell to the Shareholder 1,500,000 shares of the Company's common stock, par value
$0.01 per share, for an aggregate purchase price of $60,000, or $0.04 per share.
On August 17, 2009, we entered into a Stock Purchase Agreement ("Agreement 2")
with Inter Asset Japan LBO No 1 Fund. Under the terms of Agreement 2, we agreed to issue and sell to the Shareholder 5,000,000 shares of the our common stock for an aggregate purchase price of $200,000, or $0.04 per share.

         Also under the terms of the Agreement 2, the Shareholder has committed to purchase, and we have agreed to issue and sell to the Shareholder, additional shares of our common stock in accordance with the following schedule:

      o  2,500,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$100,000 on or before September 4, 2009.

      o  1,250,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$50,000 on or before September 18, 2009.

      o  50,000,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000 on or before November 10, 2009.

         The Shareholder's obligation to purchase the foregoing shares by the date specified is conditioned upon the representations and warranties of the
Company contained in the Agreement being accurate as of the date of such closing.

         Finally, the Shareholder has the option, but not the obligation, to purchase, on or before December 31, 2009, an additional 50,000,000 shares of
Common Stock at a purchase price of US$.04 per share, or an aggregate price of
US$2,000,000.

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

         If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy by Global Hotline and/ or IA Global.

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

         This Annual Report on Form 10-K is the Company's first annual report for our newly adopted fiscal year-end of March 31, 2009 and covers the twelve months ended March 31, 2009.

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)
                                                                            Year Ended March 31,
                                                              ---------------------------------------------
                                                                2009        2008     $ Variance  % Variance
                                                              --------    --------   ----------  ----------

Revenue ...................................................   $ 57,107    $ 38,693    $ 18,414       47.6%
Cost of sales .............................................     13,218       9,978       3,240       32.5%
                                                              --------    --------    --------    --------
Gross profit ..............................................     43,889      28,715      15,174       52.8%
Selling, general and administrative expenses ..............     53,444      35,844      17,600       49.1%
                                                              --------    --------    --------    --------
Operating loss ............................................     (9,555)     (7,129)     (2,426)      34.0%
                                                              --------    --------    --------    --------
Other Income (Expense):
Interest income ...........................................         19          56         (37)     -66.1%
Interest expense and amortization of beneficial conversion
  feature .................................................       (757)     (1,117)        360      -32.2%
Other Income ..............................................        294         691        (397)     -57.5%
Gain (loss) on equity investment in Australia Secured
  Financial Limited .......................................        265        (227)        492      216.7%
Gain on equity investment in GPlus Media Co Ltd ...........         13          20          (7)     -35.0%
(Loss) Gain on equity investment in Slate Consulting Co Ltd        (10)        (44)         34       77.3%
Loss on equity investment in Taicom Securities Co Ltd .....       (422)          -        (422)    -100.0%
Conversion of debenture expense ...........................          -        (120)        120      100.0%
Retirement of debt ........................................        (60)          -         (60)    -100.0%
Loss on sale of Taicom Securities Co Ltd ..................     (1,737)          -      (1,737)    -100.0%
Loss on sale of GPlus Media Co Ltd ........................     (1,287)          -      (1,287)    -100.0%
Impairment of equity investment in Australia Secured
 Financial Limited ........................................     (7,195)          -      (7,195)    -100.0%
Foreign currency transaction adjustment ...................        (66)         10         (76)    -760.0%
                                                              --------    --------    --------    --------
Total other expense .......................................    (10,943)       (731)    (10,212)   1,397.0%
                                                              --------    --------    --------    --------
Loss from continuing operations before income  taxes ......    (20,498)     (7,860)    (12,638)     160.8%
Income taxes:
Current benefit ...........................................       (257)       (916)        659       71.9%
                                                              --------    --------    --------    --------
Net loss from continuing operations .......................    (20,241)     (6,944)    (13,297)     191.5%
Loss from discontinued operations .........................          -        (110)        110      100.0%
                                                              --------    --------    --------    --------
Net loss ..................................................   $(20,241)   $ (7,054)   $(13,187)     186.9%
                                                              ========    ========    ========    ========

YEAR ENDED MARCH 31, 2009 COMPARED TO THE YEAR ENDED MARCH 31, 2008 (UNAUDITED)

         Net revenue for the twelve months ended March 31, 2009 increased
$18,414,000 to $57,107,000, as compared to the year ended March 31, 2008.

         The increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major telecommunication and insurance companies in Japan. We experienced a decrease in AIG revenues due to their financial difficulties. While these contracts are in effect, personnel have been allocated to other contracts at this time. In addition, we experienced a softening of our revenues from our telecommunication contracts during the twelve months ended March 31, 2009.

         The Company booked a charge for approximately $1,498,000 during the twelve months ended March 31, 2009 in conjunction with termination of a contract with a significant telecommunications customer. During the twelve months ended
March 31, 2009, we deferred $814,787 in revenues with Tesco. In addition, the
Company recorded deferred revenue of $3.2 million and $0 as of March 31, 2009 and 2008, respectively.

COST OF SALES

         Cost of sales for the twelve months ended March 31, 2009 increased
$3,340,000 to $13,218,000. The increase resulted from outside agent and outsourcing and other costs of related to the expansion of the Global Hotline business with the signing of significant contracts with major corporations discussed above, $1,283,000 in conjunction with termination of a contract with a significant telecommunications customer and $106,000 related to the Global
Hotline Philippines businesses acquired in April and May 2008.

EXPENSES

         Selling, general and administrative expenses for the twelve months ended March 31, 2009 increased $17,600,000 to $54,444,000 as compared to the twelve months ended March 31, 2008. This was due to increased operating expenses of $354,000 related to the implementation of SFAS 123R at IA Global, $440,000 related to the Global Hotline Philippines businesses acquired in April and May
2008 and $16,719,000 at Global Hotline for additional staff, hiring costs and training and $2,085,000 in costs associated with downsizing during the three months ended March 31, 2009. The Global Hotline increase was due to the expansion of the Global Hotline business with the signing of significant contracts with major corporations.

         Global Hotline opened a fifth and sixth call center in Tokyo and Osaka,
Japan in late August and October, 2007, respectively to support its new contracts. In addition, Global Hotline opened four smaller call centers in 2008 to support its customer contracts. During October 2008, Global Hotline sold one call center.

OTHER INCOME/EXPENSE

         Other income/ expense for the twelve months ended March 31, 2009 was
$10,943,000 as compared to $731,000. The other income/expense increase was primarily related to a net loss on equity investments of $155,000, a loss on sale of securities to Taicom of $1,737,000 and GPlus Media of $1,287,000, an
impairment write-down on our ASFL equity investment of $7,195,000, and interest expense of $757,000, offset by other income of $294,000.

NET LOSS

         Net loss for the twelve months ended March 31, 2009 was $20,241,000 as compared to $7,054,000 for the twelve months ended March 31, 2008. Increased gross margin of $15,174,000, was offset by increased operating expenses of
$17,600,000 and increased other expenses of $10,212,000. The increased operating expenses primarily reflect additional staff, hiring costs and training. The increase resulted from costs related to the expansion of the Global Hotline business with the signing of significant multi-year contracts with major corporations.

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

         Global Hotline opened a fifth call center in Tokyo, Japan in late
August 2007 to support its new agreements with AIG. This new call center employed over 400 full and part-time employees. In addition, Global Hotline opened a sixth call center in Osaka, Japan on October 1, 2007 to support the NTT contract. This new call center employed 300 full and part-time employees.

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

         Global Hotline opened a fifth call center in Tokyo, Japan in late
August 2007 to support these new agreements with AIG. This new call center employed over 400 full and part-time employees. In addition, Global Hotline opened a sixth call center in Osaka, Japan on October 1, 2007 to support the NTT contract. This call center employed employ 300 full and part-time employees. The
Company expects to incurred startup and training costs into three months ending
December 31, 2007 on these call centers.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $3.6 million, a net working capital deficit of approximately $14.5 million and debt of $15.3 million as of March 31,
2009.

         During 2008/9, we entered into loans of $.6 million at IA Global and
$8.9 million at Global Hotline. During 2008/9, we repaid loans of $1.1 million at IA Global and $12.5 million at Global Hotline.

         As of February 25, 2009, all Global Hotline assets, including accounts receivable are collateralized to H Capital. On approximately April 1, 2009, the
Company pledged its ownership in Global Hotline as collateral for the alleged loans, subject to a thirty day notice period in the case of default under the agreement.

         At March 31, 2009, we had current and long-term indebtedness of $15.3 million. Global Hotline will need to repay or refinance $13.4 million by March
31, 2010, including approximately $4.4 million in September 30, 2009.

         On April 30, 2009, Global Hotline entered into negotiations on
$12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long term basis and freeze any payments in the short term. To date, eight loans have been renegotiated. We expect to adjust the repayment dates on many loans with our largest lender to a September 30, 2009 due date and then to re-finance the loans on a long term basis.

         On May 26, 2009 IA Global received notices from H Capital. On May 27,
2009, Global Hotline and SG Telecom did not repay the Loan as requested by H
Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's 600 shares of Global Hotline.

         After review by Japanese corporate counsel, the Company is challenging the validity of the loans and the collateral claimed by H Capital. The Company has discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the loan agreement the
Company signed. The Company has disputed all notices received from H Capital.
The parties continue to negotiate over the alleged unpaid loans.

         The balance due as of July 31, 2009 is 170,000,000 Yen, or approximately $1,753,000 at current exchange rates, plus interest of approximately 15,567,000 Yen, or approximately $160,000 at current exchange rates. Total interest and fees paid during the three months ended March 31, 2009 was 3,329,000 Yen or approximately $34,000 at current exchange rates.

         On August 2, 2009, we entered into a Stock Purchase Agreement
("Agreement 1") with Inter Asset Japan LBO No 1 Fund, an existing shareholder
(the "Shareholder"). Under the terms of Agreement 1, we agreed to issue and sell to the Shareholder 1,500,000 shares of the Company's common stock, par value
$0.01 per share, for an aggregate purchase price of $60,000, or $0.04 per share.
On August 17, 2009, we entered into a Stock Purchase Agreement ("Agreement 2")
with Inter Asset Japan LBO No 1 Fund. Under the terms of Agreement 2, we agreed to issue and sell to the Shareholder 5,000,000 shares of the our common stock for an aggregate purchase price of $200,000, or $0.04 per share.

         Also under the terms of the Agreement 2, the Shareholder has committed to purchase, and we have agreed to issue and sell to the Shareholder, additional shares of our common stock in accordance with the following schedule:

      o  2,500,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$100,000 on or before September 4, 2009.

      o  1,250,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$50,000 on or before September 18, 2009.

      o  50,000,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000 on or before November 10, 2009.

         The Shareholder's obligation to purchase the foregoing shares by the date specified is conditioned upon the representations and warranties of the
Company contained in the Agreement being accurate as of the date of such closing.

         Finally, the Shareholder has the option, but not the obligation, to purchase, on or before December 31, 2009, an additional 50,000,000 shares of
Common Stock at a purchase price of US$.04 per share, or an aggregate price of
US$2,000,000.

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

         If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

         Since inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $20.9 million as of March 31, 2009, with approximately $8.8 million raised in the initial public offering, $8.6 million raised in private placements, $4.0 million raised in the conversion of debt and $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $32.1 million, including $7.0 million from the ASFL equity investment, $4.1 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $7.1 million issued for services, $3.6 million related to a beneficial conversion feature, $3.9 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition.
Additional funding was obtained from notes payable and long term debt of approximately $15.3 million.

OPERATING ACTIVITIES

         Net cash provided by operating activities for the twelve months ended
March 31, 2009 was $6.2 million. This amount was primarily related to a net loss of $20.2 million, offset by depreciation and amortization and other non-cash expenses of $2.2 million, a loss on disposal of equity investment of $3.0 million, an impairment of equity investment of $7.2 million, a decrease in accounts receivable of $6.8 million, an increase in accounts payable of $1.4 million, an increase in accrued liabilities and payroll taxes of $1.7 million and an increase in deferred revenue of $3.5 million.

INVESTING ACTIVITIES

         Net cash provided by investing activities for the twelve months ended
March 31, 2009 was $.2 million. This amount relates to capital expenditures of
$.7 million, offset by sale of fixed assets of $.6 million.

FINANCING ACTIVITIES

         Net cash used in financing activities for the twelve months ended March
31, 2009 was $3.4 million.

         During 2008/9, we entered into loans of $.6 million at IA Global and
$8.9 million at Global Hotline. During 2008/9, we repaid loans of $1.1 million at IA Global and $12.5 million at Global Hotline.

         Other Material Commitments. The Company's contractual cash obligations as of March 31, 2009 are summarized in the table below (1):

Contractual Cash                      Less Than                              Greater Than
Obligations               Total        1 Year      1-3 Years     3-5 Years      5 Years
--------------------   -----------   -----------   ----------   ----------   ------------
Operating leases       $ 2,914,005   $ 1,765,279   $1,018,394   $  130,332   $          0
Note payable            15,289,602    13,391,371    1,284,368      538,941         74,922
Capital expenditures       100,000       100,000            0            0              0
Acquisitions                     0             0            0            0              0
                       -----------   -----------   ----------   ----------   ------------
                       $18,303,607   $15,256,650   $2,302,762   $  669,273   $     74,922
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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. We recorded deferred revenue of $3.2 million and $0 as of March 31, 2009 and 2008, respectively.

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

EQUITY INVESTMENT

         We account for our investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-
temporary losses in future periods. Our equity investments for Slate and Taicom were not considered permanently impaired as of March 31, 2009.

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
141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December
15, 2008. SFAS 141(R) is expected to impact us in the event of any future acquisitions.

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling
Interests in Consolidated Financial Statements--an amendment of Accounting
Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the provisions of SFAS 160 to determine the impact on the Company's consolidated financial statements. The adoption of SFAS 160 is not expected to have a material impact on our results of operations, financial position or liquidity.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about
Derivative Instruments and Hedging Activities--an amendment of FASB Statement
No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This
Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on our results of operations, financial position or liquidity.

         In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1,
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon
Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt
issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP
APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The adoption of FSP APB 14-1 is not expected to have a material impact on our results of operations, financial position or liquidity.

         In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally
Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the
United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's
amendments to AU Section 411, The Meaning of Present Fairly in Conformity with
Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the preparation of its consolidated financial statements.

         On June 16, 2008, the FASB issued final Staff Position No. EITF 03-6-1,
"Determining Whether Instruments Granted in Share-Based Payment Transactions Are
Participating Securities," to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after
December 15, 2008. The adoption of EITF 03-6-1 is not expected to have a material impact on our results of operations, financial position or liquidity.

         In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the
Impairment Guidance of EITF Issue No. 99 - Recognition of Interest Income and
Impairment on Purchased and Retained Beneficial Interests in Securitized
Financial Assets". FSP EITF 99-20-1 changes the impairment model included within
EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP
EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our results of operations, financial position or liquidity.

         In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets
Acquired and Liabilities Assumed in a Business Combination That Arise from
Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP
No. 141R-1 did not have a material impact on our results of operations, financial position or liquidity.

         In April 2009 the FASB issued three related Staff Positions: (i) FSP
No. 157-4, Determining Fair Value When the Volume and Level of Activity for the
Asset or Liability have Significantly Decreased and Identifying Transactions
That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2,
Recognition and Presentation of Other-Than-Temporary Impairments , or FSP 115-2
and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, Interim Disclosures about
Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.

         In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS
165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. We expects SFAS 165 will have an impact on disclosures in our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

         In June 2009 the FASB issued SFAS No. 167, Amendments to FASB
Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting
(or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective for financial statements after
January 1, 2010. We are currently evaluating the requirements of SFAS 167 and the impact of adoption on their consolidated financial statements, if any.

         In June 2009 the FASB issued SFAS No. 168, The FASB Accounting
Standards Codification and the Hierarchy of Generally Accepted Accounting, or
SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB's new
Codification entitled The FASB Accounting Standards Codification, or FASB ASC.
The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our consolidated financial statements upon adoption other than current references to
GAAP which will be replaced with references to the applicable codification paragraphs.

         A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

         We were exposed to foreign currency risks due to our operations in
Japan and the Philippines and our equity investments in Japan and Australia. We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of March 31,
2009, total debt was $15,289,602. Debt totaling $1,672,310 is exposed to variable interest rates with current interest rates of 2.13% to 4.25%.

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
         FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the
Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the
Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our
Chief Executive Officer and Chief Operating and Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange
Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission. Based on our evaluation under the framework in Internal
Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

         The effectiveness of our internal control over financial reporting as of March 31, 2009 has not been audited by Sherb & Co., LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL

         There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially effected or is likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         There were no disclosures of any information required to be filed on
Form 8-K during the three months ended March 31, 2009 that were not filed.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

         The names and ages of IA Global's executive officers, as of September
1, 2009, as well as certain biographical information, is set forth below.

Derek Schneideman
Chief Executive Officer, Chairman of the Board of Directors

Age 54
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

Derek serves on the boards of several companies in Japan, the U.S., and New
Zealand. A Japanese speaker, he is widely involved in community service activities and industry forums.

Board of Directors: Chairman
Merger and Acquisition Committee: Member

Mark Scott
Chief Financial Officer and Secretary

Age 56
Secretary since 2004

American Mark Scott has served as COO since August 2005, a Director from January
2004 to December 2008 and Chief Financial Officer since October 2003. He has wide experience in executive financial positions in the United States including most recently with Digital Lightwave; Network Access Solutions; and Teltronics,
Inc. He has also held senior financial positions at Protel, Inc., Crystals
International, Inc., Ranks Hovis McDougall, LLP and Brittania Sportswear, and
worked at Arthur Andersen. As a member of the National Association of Corporate
Directors he is a certified corporate director.

Board of Directors: Secretary

Hideki Anan
Chief Executive Officer of Global Hotline, Inc.

Age 38

Mr. Anan founded Global Hotline, Inc. in 2004 and serves as its Chief Executive
Officer. Previously, Mr. Anan was an executive with Hikari-Tsushin Co Ltd. from
1997 to 2004. Hikari-Tsushin is a Japanese alternative telecommunication company. Mr. Anan has extensive sales and marketing experience in the Japanese telecommunication industry.

Kyo Nagae
Chief Financial Officer of Global Hotline, Inc.

Age 39

Mr. Nagae co-founded Global Hotline, Inc. in 2004 and serves as its Chief
Financial Officer. Previously, Mr. Nagae was an executive with Hikari-Tsushin Co
Ltd. from 2000 to 2004. Hikari-Tsushin is a Japanese alternative telecommunication Company. Mr. Nagae has extensive financial experience in the
Japanese telecommunication industry.

Audit Committee

         The Audit Committee has two members and met six times during the year ended March 31, 2009. The Audit Committee is comprised solely of non-employee
Directors, all of whom the Board has determined are independent pursuant the independence standards set forth in Section 803A of AMEX's Company Guide. The
Board has determined that all the members of the Audit Committee are financially literate pursuant to the AMEX rules. The Board also has determined that Mr. La
Cara, Chairman of the Audit Committee, is an Audit Committee Financial Expert
under SEC regulations adopted under the Sarbanes-Oxley Act of 2002. The Board has adopted a charter for the Audit Committee, which was revised by the Audit
Committee at its meeting on July 10, 2009, and approved by the full Board at its meeting on July 10, 2009. The charter is available on the Company's website at
www.iaglobalinc.com.

         The Audit Committee's responsibilities, discussed in detail in the charter include, among other duties, the responsibility to:

      o  appoint the independent registered accounting firm;

      o  review the arrangements for and scope of the audit by independent registered accounting firm;

      o  review the independence of the independent registered accounting firm;

      o  consider the adequacy and effectiveness of the system of internal accounting and financial controls and review any proposed corrective actions;

      o  review and monitor our policies regarding business ethics and conflicts of interest;

      o  discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters; and

      o  review the activities and recommendations of our accounting department.

CODE OF CONDUCT AND ETHICS

         The Company has adopted conduct and ethics standards titled the Code of
Conduct and Ethics (the "Code of Conduct"), which are available at
www.iaglobalinc.com. These standards were adopted by the Board to promote transparency and integrity of the Company. The standards apply to the Board, executives and employees. Waivers of the requirements of the Code of Conduct or associated polices with respect to members of the Board or executive officers are subject to approval of the full Board.

         The Company's Code of Conduct includes the following:

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

         Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during 2009 its executive officers, directors and 10% holders complied with all filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW OF COMPENSATION PROGRAM

         This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year ended March 31, 2009. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year, but we also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

         The compensation committee (for purposes of this analysis, the
"committee") of the Board has responsibility for establishing, implementing and continually monitoring adherence with the Company's compensation philosophy. In
August 2006, as part of a review of the Company's practices, the committee implemented processes to evaluate and determine compensation and these processes were in place during fiscal year 2009. The committee believes that the total compensation paid to the executive officers is fair, reasonable and competitive.
The committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages. The committee awards stock options based on market data, including the National Association of Corporate
Directors.

         Throughout this proxy statement, the individuals who served as the
Company's chief executive officer and chief operating and financial officer during the year ended March 31, 2009, as well as the other individuals included in the Summary Compensation Table on page 18, are referred to as the "named executive officers".

COMPENSATION PHILOSOPHY AND OBJECTIVES

         The committee believes that the most effective executive compensation program is one that is designed to reward the achievement of specific Company annual and strategic goals, and that aligns executives' interests with those of the stockholders by rewarding performance for achieving goals. During the year ended March 31, 2009, the goals were raising additional capital, share price improvement and achieving profitability, with the ultimate objective of improving stockholder value. Therefore, the committee has established objectives for executive compensation: (1) to enhance the long-term value of the Company;
(2) to assist the Company in attracting and retaining high quality talent; (3)
to reward past performance and motivate future performance; and (4) to align executives' long term interests with those of the Company's stockholders. The committee has established goals for executive compensation: raising additional capital, achieving Company profitability and improving the common stock share price. The committee subjectively evaluates both performance and compensation to ensure, based on the achievement of goals that the Company maintains, its ability to attract and retain superior employees in key positions and believes that compensation provided to key employees remains competitive relative to the compensation paid other executive officers. The committee believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and equity-based compensation that reward performance as measured against established goals.

ROLE OF CHIEF EXECUTIVE OFFICER IN COMPENSATION DECISIONS

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

         The committee reviewed the performance of the chief executive officer and chief operating and financial officer prior to the automatic renewal on
September 7, 2008 of their employment agreements dated September 5, 2007 for the period September 5, 2008 through September 5, 2010.

SETTING EXECUTIVE COMPENSATION

         The committee structures the Company's annual incentive-based cash and non-cash executive compensation to motivate executives to achieve the business goals set by the Company and reward the executives for achieving such goals. The committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

EXECUTIVE COMPENSATION COMPONENTS FOR THE YEAR ENDED MARCH 31, 2009

         The committee did not use a formula for allocating compensation among the elements of total compensation during the year ended March 31, 2009. The committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year ended March 31,
2009, the principal components of compensation for named executive officers were base salary, performance-based incentive compensation, stock awards and stock option grants.

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

         Base salaries for the Company's named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. The salary level for the chief executive officer was established on February 8, 2007 when the Company entered into a one year
Employment Agreement with Mr. Schneideman as Chief Executive Officer and
Chairman of the Board of the Company effective as of February 13, 2007. On
November 27, 2006, the majority of the independent directors began a search for a Chief Executive Officer and retained a recruiter to assist with the search.
The recruiter was only able to locate five potential candidates who had the necessary skills and experience for a Chief Executive Officer position and were willing to relocate to or live in Tokyo, Japan. Based on the candidate's prior experience and current market conditions, the committee set Mr. Schneideman's salary at $250,000 per year. During the year ended March 31, 2009, he received a
$38,106 INCREASE in his base salary with the issuance of 131,400 shares common stock. The increase is based on his 2007 performance in increasing the share price.

         Salary levels for the chief operating and financial Officer was increased from $183,000 to $200,000 effective January 1, 2007 based on his annual review, his performance in 2006 and the market rates for this position.
During the year ended March 31, 2009, he received a $35,478 increase in his base salary with the issuance of 131,400 shares of common stock. The increase is based on his 2007 performance in increasing the share price.

         Salary levels for the Chief Executive Officer of Global Hotline remained at 33,600,000 Yen in 2009, 2008 and 2007, or approximately $334,000,
$294,000 and $289,000 during the years ended March 31, 2009 and 2008 and
December 31, 2007, respectively, at current exchange rates.

         Salary levels for the Chief Financial Officer of Global Hotline was increased from 17,760,000 Yen to 20,460,000 Yen effective April 1, 2007 or approximately $212,000, $187,000 and $174,000 during the years ended March 31,
2009 and 2008 and December 31, 2007, respectively, at current exchange rates.

Performance-Based Incentive Compensation

         The committee believes the payment of incentive compensation rewards performance benefits our business, and is consistent with the creation of stockholder value. All of the Company's named executive officers are eligible to receive performance-based incentive compensation. During the year ended March
31, 2009, bonuses were paid to all named executives in common stock based on the achievement of established goals, with the ultimate objective of improving stockholder value. The goals were primarily for closed capital raises, achieving profitability and share price improvement.

         Mr. Schneideman's incentive compensation during the year ended March
31, 2009 includes the following potential bonuses:

Closed capital raises - Bonuses of $30,000 for raising $2,000,000, $4,000,000 and $6,000,000 in capital and a bonus of $50,000 for the sale of a minority interest in Global Hotline in excess of $5,000,000.

Achievement of profitability - 2% of after tax net income for the quarters ending June 30, 2008, September 30, 2008 and December 31, 2008 and March 31,
2009, respectively.

Share price improvement - A bonus of $15,000 for achieving five closes on AMEX at $0.40 per share. Bonuses of $20,000 for achieving five closes on AMEX at
$0.60, $0.80 and $1.00 per share. A bonus of $40,000 for achieving five closes at $1.20 per share. Bonuses of $25,000 for achieving five closes at $1.25,
$1.50, $1.75, $2.00 and $2.25 per share.

         The total incentive compensation was targeted at $255,000 for 2008. In addition, stock options would be granted based on achievement of certain targets. In fiscal year 2009, Mr. Schneideman received a bonus of $10,617 with the issuance of 151,670 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009.

         Mr. Scott's incentive compensation during the year ended March 31, 2009 includes the following potential bonuses:

Closed capital raises - Bonuses of $15,000 for raising $2,000,000, $4,000,000 and $6,000,000 in capital and a bonus of $25,000 for the sale of a minority interest in Global Hotline in excess of $5,000,000.

Achievement of profitability - 1.5% of after tax net income for the quarters ending June 30, 2008, September 30, 2008 and December 31, 2008 and March 31,
2009, respectively.

Share price improvement - A bonus of $10,000 for achieving five closes on AMEX at $0.40 per share. Bonuses of $15,000 for achieving five closes on AMEX at
$0.60, $0.80 and $1.00 per share. A bonus of $30,000 for achieving five closes at $1.20 per share. Bonuses of $15,000 for achieving five closes at $1.25,
$1.50, $1.75, $2.00 and $2.25 per share.

         The total incentive compensation was targeted at $155,000 for 2009. In addition, stock options would be granted based on achievement of certain targets. In fiscal year 2009, Mr. Scott received a bonus of $7,963 with the issuance of 113,752 shares common stock for achieving profitability targets of
$730,844 for the quarter ended June 30, 2009.

         Mr. Anan's incentive compensation during the year ended March 31, 2009 includes the following components:

Discretionary bonuses - $159,166 in discretionary bonuses based on the sales growth of Global Hotline.

         Mr. Nagae's incentive compensation during the year ended March 31, 2009 includes the following components:

Discretionary bonuses - $29,844 discretionary bonuses based on the sales growth of Global Hotline.

OWNERSHIP GUIDELINES

         The committee does not require our named executive officers to hold any minimum number of our shares. However, to directly align the interests of executive officers with the interests of the stockholders, the committee encourages each named executive officer to maintain an ownership interest in the
Company.

STOCK OPTION PROGRAM

         Stock options are an integral part of our executive compensation program. They are intended to encourage ownership and retention of the Company's common stock by named executive officers and employees, as well as non-employee members of the board. Through stock options, the objective of aligning employees' long-term interest with those of stockholders may be met by providing employees with the opportunity to build a meaningful stake in the Company.

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

         Options are awarded at the closing price of the Company's common stock on the date of the grant or last trading day prior to compensation committee meetings. The committee's policy is not to grant options with an exercise price that is less than the closing price of the Company's common stock on the grant date.

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

         Mr. Schneideman received the following stock option grants during the year ended March 31, 2009:

         On May 16, 2008, the Board, upon the recommendation of the committee, granted stock options to purchase common stock of 500,000 shares to Mr.
Schneideman. The options were granted at the fair market price of $0.29 per share based on the adjusted closing price on May 9, 2008, the day the Board approved the grant. The stock options vest quarterly over three years and expire on May 8, 2018. This grant was issued to provide adequate stock option to Mr.
Schneideman based on market compensation paid by other companies for similar positions. The committee does not use specific peer companies as examples to determine this compensation because of the unique nature of its business.

         On July 29, 2008, the committee granted stock options to purchase common stock of 200,000 shares each to Mr. Schneideman for his election to the
Board. The options were granted at the fair market price of $0.12 per share based on the adjusted closing price on July 29, 2008, the day the directors were elected to the Board. The stock options vest quarterly over three years and expire on July 28, 2018. This grant was issued to Mr. Schneideman based on an annual award issued after the Annual Shareholder Meeting.

         Mr. Scott received the following stock option grants during the year ended March 31, 2009:

         On May 16, 2008, the Board, upon the recommendation of the committee, granted stock options to purchase common stock of 500,000 shares to Mr. Scott
The options were granted at the fair market price of $0.29 per share based on the adjusted closing price on May 9, 2008, the day the Board approved the grant.
The stock options vest quarterly over three years and expire on May 8, 2018.
This grant was issued to provide adequate stock option to Mr. Scott based on market compensation paid by other companies for similar positions. The committee does not use specific peer companies as examples to determine this compensation because of the unique nature of its business.

         On July 29, 2008, the committee granted stock options to purchase common stock of 200,000 shares each to Mr. Scott for his election to the board of directors. The options were granted at the fair market price of $0.12 per share based on the adjusted closing price on July 29, 2008, the day the directors were elected to the Board. The stock options vest quarterly over three years and expire on July 28, 2018. This grant was issued to Mr. Scott based on an annual award issued after the Annual Shareholder Meeting.

         On January 30, 2009, the committee granted stock options to purchase common stock of 250,000 shares to Mr. Scott. The options were granted at the fair market price of $0.06 per share based on the adjusted closing price on
January 30, 2009, the day the board of directors agreed on the grant. The stock options vest quarterly over three years and expire on January 29, 2019. This grant was for legal services provided to the Company.

         Mr. Anan received the following stock option grants during the year ended March 31, 2009:

         On July 29, 2008, the committee granted stock options to purchase common stock of 200,000 shares each to Mr. Anan for his election to the board of directors. The options were granted at the fair market price of $0.12 per share based on the adjusted closing price on July 29, 2008, the day the directors were elected to the board of directors. The stock options vest quarterly over three years and expire on July 28, 2018. This grant was issued to Mr. Schneideman based on an annual award issued after the Annual Shareholder Meeting.

         Mr. Nagae did not receive the following stock option grants during the year ended March 31, 2009.

RETIREMENT AND OTHER BENEFITS

         The Company has no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

PERQUISITES AND OTHER PERSONAL BENEFITS

         During the year ended March 31, 2009, the Company provided the named executive officers with perquisites and other personal benefits that the Company and the committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The committee expects to review the levels of perquisites and other personal benefits provided to named executive officers. In addition, the Company paid $15,704 for a Tokyo apartment for the Chief Executive
Officer. During fiscal year 2009, since he spent a considerable amount of time working in Japan at the Company's subsidiary Global Hotline and other businesses, the Company paid for a Tokyo apartment.

         Currently, the Company has Employment Agreements with Derek
Schneideman, the Company's CEO and Mark Scott, the chief operating and financial officer, see page 43 for a description of these agreements. These Employment
Agreements contain potential payments upon termination and certain payments in the event of a change of control, see page 45 for further discussion of these payments.

TAX AND ACCOUNTING IMPLICATIONS

Deductibility of Executive Compensation

         Subject to certain exceptions, Section 162(m) of the Internal Revenue
Code of 1986, as amended (the "Code") generally denies a deduction to any publicly held corporation for compensation paid to its chief executive officer and its three other highest paid executive officers (other than the principal financial officer) to the extent that any such individual's compensation exceeds
$1 million. "Performance-based compensation" (as defined for purposes of Section
162(m)) is not taken into account for purposes of calculating the $1 million compensation limit, provided certain disclosure, shareholder approval and other requirements are met. We periodically review the potential consequences of
Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exceptions to Section 162(m). However, we may authorize compensation payments that do not comply with the exceptions to
Section 162(m) when we believe that such payments are appropriate and in the best interests of the stockholders, after taking into consideration changing business conditions or the officer's performance.

         Section 409A is a relatively recent provision of the Code. If an executive is entitled to nonqualified deferred compensation benefits that are subject to Section 409A of the Code, and such benefits do not comply with
Section 409A of the Code, the executive would be subject to adverse tax treatment, including accelerated income recognition (in the first year that benefits are no longer subject to a substantial risk of forfeiture) and an additional income tax of 20% of the amount so recognized.

Accounting for Stock-Based Compensation

         Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program in accordance with the requirements of Financial Accounting Standard 123-R ("FAS 123-R").

COMPENSATION COMMITTEE REPORT

         The Compensation Committee, composed entirely of independent directors in accordance with the applicable laws, regulations and AMEX listing requirements, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation
Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this
Proxy Statement.

         THE COMPENSATION COMMITTEE

         Eric La Cara, Chairman
         Masazumi Ishii

REMUNERATION OF EXECUTIVE OFFICERS

         The following table provides information concerning remuneration of the chief executive officer, the chief operating and financial officer and the two other most highly compensated executive officers of the Company during the fiscal years ended March 31, 2009 and 2008 and December 31, 2007.

         On July 25, 2007, the Board resolved that the fiscal year of the
Company that began on January 1, 2007 will end on December 31, 2007, and from that date forward, the fiscal year of the Company will be the period beginning on April 1 of each year and ending on March 31 of the following year.

SUMMARY COMPENSATION TABLE
                                                                                                         Change In
                                                                                                          Pension
                                                                                                         Value and
                                                                                           Non-Equity  Non-qualified
                                                                                           Incentive     Deferred
                                                                     Stock       Option       Plan      Compensation  All Other
         Name and               Year      Salary   Bonus   Awards   Awards   Compensation   Earnings   Compensation     Total
    Principal Position         Ending       ($)     ($)   ($) (4)   ($) (2)      ($) (1)      ($)        ($) (3)         ($)
---------------------------  ----------  --------  -----  -------  --------  ------------  ----------  -------------  ---------

Derek Schneideman             3/31/2009  $250,000  $   -  $48,723  $169,000    $      -       $ -         $15,704      $483,427
Chief Executive Officer       3/31/2008  $250,000  $   -  $     -  $417,000    $ 30,000       $ -         $     -      $697,000
                             12/31/2007  $221,634  $   -  $     -  $487,000    $ 74,509       $ -         $     -      $783,143

Mark Scott                    3/31/2009  $200,000  $   -  $43,441  $ 97,000    $      -       $ -         $     -      $340,441
Chief Operating and           3/31/2008  $200,000  $   -  $     -  $314,250    $ 24,000       $ -         $     -      $538,250
Financial Officer            12/31/2007  $200,000  $   -  $     -  $351,750    $ 19,000       $ -         $ 4,513      $575,263

Hideki Anan                   3/31/2009  $334,249  $   -  $     -  $ 24,000    $159,166       $ -         $     -      $517,415
CEO of Global Hotline, Inc.   3/31/2008  $293,880  $   -  $     -  $217,500    $ 69,971       $ -         $     -      $581,351
                             12/31/2007  $285,194  $   -  $     -  $170,000    $ 67,903       $ -         $     -      $523,097

Kyo Nagae                     3/31/2009  $212,487  $   -  $     -  $      -    $ 29,844       $ -         $     -      $242,331
CFO of Global Hotline, Inc.   3/31/2008  $186,824  $   -  $     -  $145,000    $ 13,120       $ -         $     -      $344,944
                             12/31/2007  $173,663  $   -  $     -   $64,000    $ 12,732       $ -         $     -      $250,395

(1) The March 31, 2009 amounts reflect bonuses earned and paid for the year ended March 31, 2009 for Mr. Anan and Mr. Nagae. The March 31, 2008 amounts reflect bonuses earned and paid for the year ended March 31, 2008 for Mr.
Schneideman, Mr. Scott, Mr. Anan and Mr. Nagae. The 2007 amounts reflect bonuses earned and paid for during the year ended December 31, 2007 for Mr. Schneideman,
Mr. Scott, Mr. Anan and Mr. Nagae.

(2) These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended March 31, 2009 and 2008 and
December 31, 2007, in accordance with FAS 123-R of awards pursuant to the 2007
Stock Incentive Plan. Assumptions used in the calculation of this amount are included in footnote 2 to the Company's audited financial statements for the fiscal years ended March 31, 2009 and 2008 and December 31, 2007 included in the
Company's Annual Report on Form 10-K filed with the SEC on July 14, 2009.

(3) The year ended March 31, 2009 amounts reflect a Tokyo apartment for Mr.
Schneideman. The year ended December 31, 2007 amounts reflect a Tokyo apartment for Mr. Scott.

(4) The amounts for 2009 for Mr. Schneideman include a $38,106 increase in his base salary with the issuance of 131,400 shares common stock and a bonus of
$10,617 with the issuance of 151,670 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009. The amounts for 2009 for Mr. Scott include a $35,478 increase in his base salary with the issuance of 131,400 shares of common stock and a bonus of $10,617 with the issuance of 151,670 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR ENDED MARCH 31, 2009

                                                                                                          All Other
                                Estimated Future Payouts     Estimated Future Payouts     All Other     Option Awards;
                               Under Non-Equity Incentive     Under Equity Incentive     Stock Awards;     Number of
                                       Plan Awards                  Plan Awards           Number of       Securities     Exercise or    Grant Date
                              ----------------------------  --------------------------    Shares of       Underlying    Base Price of  Fair Value of
                     Grant    Threshold   Target   Maximum  Threshold  Target  Maximum  Stock or Units     Options      Option Awards    Stock and
      Name           Date        ($)        ($)      ($)       (#)       (#)     (#)       (#) (2)         (#) (1)         ($/Sh)      Option Awards
-----------------  ---------  ---------  --------  -------  ---------  ------  -------  --------------  --------------  -------------  -------------

Derek Schneideman   5/9/2008     $ -     $255,000    $ -        -         -       -         283,070         500,000         $0.29         $145,000
                   7/29/2008     $ -     $      -    $ -        -         -       -               -         200,000         $0.12         $ 24,000

Mark Scott          5/9/2008     $ -     $155,000    $ -        -         -       -         245,152         200,000         $0.29         $ 58,000
                   7/29/2008     $ -     $      -    $ -        -         -       -               -         200,000         $0.12         $ 24,000
                   1/30/2009     $ -     $      -    $ -        -         -       -               -         250,000         $0.06         $ 15,000

Hideki Anan        7/29/2008     $ -     $      -    $ -        -         -       -               -         200,000         $0.12         $ 24,000

Kyo Nagae                        $ -     $      -    $ -        -         -       -               -               -         $   -         $      -

(1)  The amount shown in this column reflects the number of options granted pursuant to the 2007 Stock Incentive Plan and vest quarterly over three years.

(2)  The amounts for Mr. Schneideman include a $38,106 increase in his base salary with the issuance of 131,400 shares common stock and a bonus of
     $10,617 with the issuance of 151,670 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009. The amounts for 2009 for Mr. Scott include a $35,478 increase in his base salary with the issuance of 131,400 shares of common stock and a bonus of
     $7,963 with the issuance of 113,752 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED MARCH 31, 2009

                                           Option Awards (2)                                                     Stock Awards
                   ----------------------------------------------------------------  --------------------------------------------------------------------
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
                   Underlying      Underlying     Underlying                         Shares or Units   of Shares or     Units or Other   Unearned Shares,
                   Unexercised     Unexercised    Unexercised   Option                   of Stock        Units of         Rights That     Units, or Other
                     Options         Options       Unearned    Exercise    Option     That Have Not     Stock That         Have Not      Rights That Have
                   Exercisable   Unexerciseable     Options      Price   Expiration       Vested      Have Not Vested       Vested          Not Vested
           Name      (#) (1)         (#) (1)          (#)         ($)       Date           (#)              ($)               (#)               ($)
-----------------  -----------  ----------------  -----------  --------  ----------  ---------------  ---------------  ----------------  ----------------

Derek Schneideman    333,333         166,667           -        $0.14     2/12/2017         -               $ -                -                $ -
                     500,000         500,000           -        $0.37     7/10/2017         -               $ -                -                $ -
                      41,667          58,333           -        $0.47     10/2/2017         -               $ -                -                $ -
                     125,000         375,000           -        $0.29      5/8/2018         -               $ -                -                $ -
                      33,333         166,667           -        $0.12     7/28/2018         -               $ -                -                $ -

Mark Scott           400,000               -           -        $0.30     1/11/2014         -               $ -                -                $ -
                     100,000               -           -        $0.20     5/16/2014         -               $ -                -                $ -
                     100,000               -           -        $0.24    11/18/2014         -               $ -                -                $ -
                     100,000               -           -        $0.26     7/31/2015         -               $ -                -                $ -
                     208,333          41,667           -        $0.16     8/14/2016         -               $ -                -                $ -
                     166,667          83,333           -        $0.15     2/22/2017         -               $ -                -                $ -
                     250,000         250,000           -        $0.37     7/10/2017         -               $ -                -                $ -
                     114,583         160,417           -        $0.47     10/2/2017         -               $ -                -                $ -
                      50,000         150,000           -        $0.29      5/8/2018         -               $ -                -                $ -
                      33,333         166,667           -        $0.12     7/28/2018         -               $ -                -                $ -
                           -         250,000           -        $0.06     1/29/2019         -               $ -                -                $ -

Hideki Anan          500,000               -           -        $0.20     6/22/2015         -               $ -                -                $ -
                     400,000         200,000           -        $0.16     2/27/2017         -               $ -                -                $ -
                     100,000         100,000           -        $0.37     7/10/2017         -               $ -                -                $ -
                     250,000         500,000           -        $0.29      3/4/2018         -               $ -                -                $ -
                      33,333         166,667           -        $0.12     7/28/2018         -               $ -                -                $ -

Kyo Nagae            350,000               -           -        $0.20     6/22/2015         -               $ -                -                $ -
                     266,667         133,333           -        $0.16     2/27/2017         -               $ -                -                $ -
                     166,667         333,333           -        $0.29      3/4/2018         -               $ -                -                $ -

(1)  All options listed above vest quarterly over a three year term, except for
     Mr. Scott's option award dated January 12, 2004. This option award vests annually over three years. All option awards have a ten year life.

(2)  On June 17, 2009, the Change of Control Provision 8.2 (d) was triggered under the Scott Agreement (as defined below) because during any period of twenty-four consecutive months, individuals who at the beginning of such period constituted the Board (including for this purpose any new director whose election or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board. All stock options were vested as of June 17, 2009.

OPTION EXERCISES AND STOCK VESTED

                      Option Awards (1)     Stock Awards (2)
                   ---------------------  ---------------------
                    Number of     Value    Number of     Value
                     Shares     Realized    Shares     Realized
                   Acquired on     on     Acquired on     on
                    Exercise    Exercise    Vesting    Vesting
   Name                (#)         ($)      (#)(4)       ($)
-----------------  -----------  --------  -----------  --------
Derek Schneideman       0           0       283,070     $48,723
Mark Scott              0           0       245,152     $43,441

(1) The Company's named executive officers did not exercise any stock options during the year ended March 31, 2009 and 2008 and December 31, 2007.

(2) The amounts for Mr. Schneideman include a $38,106 increase in his base salary with the issuance of 131,400 shares common stock and a bonus of $10,617 with the issuance of 151,670 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009. The amounts for Mr.
Scott include a $35,478 increase in his base salary with the issuance of 131,400 shares of common stock and a bonus of $7,963 with the issuance of 113,752 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009.

PENSION BENEFITS

         The Company does not provide any pension benefits.

NONQUALIFIED DEFERRED COMPENSATION

         The Company's does not have a nonqualified deferral program.

EMPLOYMENT AGREEMENTS

         The committee reviewed the performance of the chief executive officer and chief operating and financial officer prior to the automatic renewal on
September 7, 2008 of their employment agreements dated September 5, 2007 for the period September 5, 2008 through September 5, 2010.

Derek Schneideman's Employment Agreement

         On September 5, 2007, the Company entered into new employment agreement with Derek Schneideman, the Company's Chief Executive Officer. Derek
Schneideman's Employment Agreement ("Schneideman Agreement") has a two year term beginning on September 5, 2007, and is renewable on an annual basis one year prior to the termination of the prior term. On September 5, 2008, his employment agreement automatically renewed for the period September 5, 2008 through
September 5, 2010.

         The Company pays Mr. Schneideman an annual base salary of $250,000, and will provide for participation in the Company's benefit programs available to other senior executives (including group insurance arrangements). Also under the
Schneideman Agreement, Mr. Schneideman may be paid a bonus up to $255,000, as may be declared by the Company's compensation committee based on Mr. Schneideman raising additional capital for the Company and the Company's profitability and share price improvement.

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

         On June 17, 2009, the Change of Control Provision 8.2 (d) was triggered under the Scott Agreement because during any period of twenty-four consecutive months, individuals who at the beginning of such period constituted the Board
(including for this purpose any new director whose election or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board. All stock options were vested as noted as of June 17, 2009. All other rights and benefits are to be handled in accordance with the Employment
Agreement dated September 5, 2007.

Mark Scott's Employment Agreement

         On September 5, 2007, the Company entered into new employment agreement with Mark Scott, the Company's Chief Operating and Financial Officer. Mark
Scott's Employment Agreement ("Scott Agreement") has a two year term beginning on September 5, 2007, and is renewable on an annual basis one year prior to the termination of the prior term. On September 5, 2008, his employment agreement automatically renewed for the period September 5, 2008 through September 5,
2010.

         The Company pays Mr. Scott an annual base salary of $200,000, and will provide for participation in the Company's benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott
Agreement, Mr. Scott may be paid a bonus up to $155,000, as may be declared by the Company's compensation committee based on Mr. Scott raising additional capital for the Company and the Company's profitability and share price improvement.

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

         On June 17, 2009, the Change of Control Provision 8.2 (d) was triggered under the Scott Agreement because during any period of twenty-four consecutive months, individuals who at the beginning of such period constituted the Board
(including for this purpose any new director whose election or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board. All stock options were vested as of June 17, 2009. All other rights and benefits are to be handled in accordance with the Employment
Agreement dated September 5, 2007.

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

   o  within any 24-month period, the change in 50% or more of the Company's directors.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

         The Company's Employment Agreements with the Named Executive Officers have the following Change of Control or severance payments.

Derek Schneideman

         The following table shows the potential payments upon termination for
Derek Schneideman, the Company's Chief Executive Officer:

                                                                    Involuntary
                                                                     for Good
                              Voluntary                               Reason
                                Or For       Early    Involuntary   Termination
        Executive               Cause      or Normal  Not For Good  (Change In   Disability
      Payments Upon          Termination  Retirement  Termination     Control     or Death
       Separation             on 3/31/09  on 3/31/09   on 3/31/09   on 3/31/09   on 3/31/09
---------------------------  -----------  ----------  ------------  -----------  ----------
Compensation:
Base salary (1) ...........  $         -  $        -  $    288,106  $   576,212  $        -
Performance-based incentive
    compensation (2) ......  $         -  $        -  $          -  $    90,000  $        -
Stock options .............  $         -  $        -  $          -  $         -  $        -

Benefits and Perquisites:
Health and welfare benefits  $         -  $        -  $          -  $         -  $        -
Accrued vacation pay (3) ..  $    29,780  $   29,780  $     29,780  $    29,780  $   29,780
                             -----------  ----------  ------------  -----------  ----------

Total .....................  $    29,780  $   29,780  $    317,886  $   695,992  $   29,780
                             ===========  ==========  ============  ===========  ==========

(1) Reflects twelve months severance to be paid upon termination without cause and twenty-four months' severance to be paid for involuntary termination following a change in control.

(2) Reflects two times the highest bonus paid in the last three years. (3)
    Reflects the value of vacation pay accrued as of March 31, 2009.

Mark Scott

         The following table shows the potential payments upon termination for
Mark Scott, the Company's Chief Operating and Financial Officer:

                                                                    Involuntary
                                                                     for Good
                                                                      Reason
                                                      Involuntary   Termination
        Executive             Voluntary      Early    Not For Good  (Change In
      Payments Upon          Termination  Retirement  Termination     Control    Disability
       Separation             on 3/31/09  on 3/31/09   on 3/31/09   on 3/31/09   on 3/31/09
---------------------------  -----------  ----------  ------------  -----------  ----------
Compensation:
Base salary (1) ...........  $         -  $        -  $    235,478  $   470,956  $        -
Performance-based incentive
    compensation (2) ......  $         -  $        -  $          -  $   119,856  $        -
Stock options .............  $         -  $        -  $          -  $         -  $        -

Benefits and Perquisites:
Health and welfare benefits  $         -  $        -  $          -  $         -  $        -
Accrued vacation pay (3) ..  $    42,001  $   42,001  $     42,001  $    42,001  $   42,001
                             -----------  ----------  ------------  -----------  ----------

Total .....................  $    42,001  $   42,001  $    277,479  $   632,813  $   42,001
                             ===========  ==========  ============  ===========  ==========

(1) Reflects twelve months severance to be paid upon termination without cause and twenty-four months' severance to be paid for involuntary termination following a change in control.

(2) Reflects two times the highest bonus paid in the last three years.

(3) Reflects the value of vacation pay accrued as of March 31, 2008.

Hideki Anan

         The Company does not have a termination or change in control agreement with Hideki Anan, Chief Executive Officer of Global Hotline.

Kyo Nagae

         The Company does not have a termination or change in control agreement with Kyo Nagae, Chief Financial Officer of Global Hotline, Inc.

DIRECTOR COMPENSATION

         The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board.
In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board. During the year ended March 31, 2009, Derek Schneideman, the Company's Chief Executive
Officer and Mark Scott, the Company's Chief Operating and Financial Officer,
also served on the Board, but they did not receive any compensation for their service as a director, The compensation disclosed in the Summary Compensation
Table on page 18 represents their total compensation.

DIRECTOR SUMMARY COMPENSATION TABLE

         The table below summarizes the compensation paid by the Company to non-employee directors during the year ended March 31, 2009.

                                                                            Change In
                                                                             Pension
                                                                            Value and
                                                            Non-Equity    Nonqualified
                  Fees Earned                             Incentive Plan    Deferred      All Other
                   Or Paid In    Stock        Option       Compensation   Compensation   Compensation
     Name           Cash ($)   Awards ($)  Awards ($)(1)        ($)        Earnings ($)       ($)      Total ($)
----------------  -----------  ----------  -------------  --------------  -------------  ------------  ---------
Masazumi Ishii      $33,000       $ -         $24,000           $ -             $ -           $ -       $57,000
Eric La Cara        $40,500       $ -         $24,000           $ -             $ -           $ -       $64,500
Brian Nelson (2)    $18,700       $ -         $24,000           $ -             $ -           $ -       $42,700
Mae Towada (3)      $30,407       $ -         $24,000           $ -             $ -           $ -       $54,407

(1) Reflects the dollar amount recognized for financial statement reporting purposes for the year ended March 31, 2008 in accordance with SFAS 123-R.
    The assumptions used in the valuation of options is included in Footnote 2 of the Form 10-K as filed with the SEC on July 14, 2009. As of March 31,
    2009, each director has the following number of options outstanding to purchase the indicated number of shares of the Company's common stock:
    Masazumi Ishii: 650,000 and Eric La Cara: 750,583.

(2) On December 11, 2008, Mr. Nelson resigned from the Board. On March 11, 2009,
    Mr. Nelson forfeited stock options totaling 400,000 shares.

(3) On February 23, 2009, Ms. Towada resigned from the Board. On May 24, 2009,
    Ms. Towada forfeited stock options totaling 400,000 shares.

COMPENSATION PAID TO BOARD MEMBERS

         Our independent non-employee directors are compensated at a base rate of $1,700 per month. In addition, for serving as committee chairman they are paid $500 per month for the Nominations and Governance Committee and the
Compensation Committee and $1,000 per month for the Audit Committee. All independent non-employee directors' fees are paid in cash or in Company stock.

STOCK OPTION PROGRAM

         Each non-employee Director receives stock option grants having a calculated Black-Scholes value that approximates the value of their annual cash and committee chairman compensation. Each non-employee Director received a grant of 200,000 options at $.12 per share on July 29, 2008. Options received by non-employee Directors are granted at the fair market price of the Company's
Common Stock on the date of the grant and vest quarterly over three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN AND ITS AFFILIATES, AND OUR
CONTROLLING SHAREHOLDER GROUP

         The following table sets forth certain information regarding the ownership of our common stock as of September 1, 2009 by:

      o  each director and nominee for director;

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
Francisco, California 94111.

                                                      Amount     Percentage
                                                    ----------   ----------
Directors and Officers-
Hideki Anan .....................................    9,159,976         4.1%
Masazumi Ishii ..................................      202,000            -
Eric La Cara ....................................      233,962            -
Derek Schneideman ...............................      609,670            -
Mark Scott ......................................      770,652            -
Kyo Nagae .......................................    1,500,000         0.7%

                                                    ----------   ----------
Total Directors and Officers as a Group (5 total)   12,476,260         5.5%
                                                    ==========   ==========

The symbol - means less than 1%.

                                                      Number     Percentage
                                                    ----------   ----------
Greater Than 5% Ownership

Inter Asset Japan Co., Ltd-

Inter Asset Japan LBO No. 1 Fund ("IAJ LBO")- ...   36,233,146        16.0%  (1)
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

PBAA Fund, Ltd ("PBAA") .........................   24,104,152        10.7%  (1)
Woodbourne Hall
PO Box 3162
Road Town, Tortola
British Virgin Islands

Terra Firma Fund , Ltd. ("Terra Firma")- ........   13,100,000         5.8%  (1)
Woodbourne Hall
PO Box 3162
Road Town, Tortola
British Virgin Islands

Inter Asset Japan Co. Ltd. ("IAJ")- .............   2,200,000          1.0%  (1)
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

IA Turkey Equity Portfolio Ltd. ("IA Turkey") ...   2,500,000          1.1%  (1)
Mill Mall, Suite 6 Wickhams Cay
PO Box 3085
Road Town, Tortola
British Virgin Islands

Hiroki Isobe ....................................   5,194,147          2.3%  (1)
Inter Asset Japan Co. Ltd.
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan
                                                    ----------   ----------
                                                    83,331,445        36.9%
                                                    ==========   ==========

Michael Ning and Affiliates-
Taicom Securities Co Ltd and Affiliates .........   26,000,000        11.5%  (2)
1-5-5 Nishi Shinsaibashi
Urban Building Shinsaibashi 10th Floor
Chuo-ku, Osaka 542-0086 Japan

Michael Ning ....................................    2,590,000         1.1%
c/o ArqueMax Ventures, LLC
27520 Hawthorne Blvd., Suite 290
Rolling Hills Estates, CA 90274  USA
                                                    ----------   ----------
                                                    28,590,000        12.6%
                                                    ==========   ==========

The symbol - means less than 1%.

(1) Reflects the shares beneficially owned by IAJ, IAJ LBO No. 1, PBAA, Terra
    Firma, IA Turkey and Hiroki Isobe. These entities stated in a Schedule 13D filed with the SEC on February 24, 2009 and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of
    Rule 13d-3 under the Securities Exchange Act of 1934 ("Exchange Act"). Mr.
    Hiroki Isobe controls each of IAJ, IAJ LBO Fund, PBAA, Terra Firma and IA
    Turkey.

(2) Reflects the shares beneficially owned by Taicom and Michael Ning. These entities stated in a Schedule 13D filed with the SEC on July 18, 2008 and have subsequently confirmed orally, that they may be deemed to constitute a
    "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Michael
    Ning controls Taicom.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN AND ITS AFFILIATES, AND OUR
CONTROLLING SHAREHOLDER GROUP

         During the year ended March 31, 2009, the Company had the following related party transactions with Inter Asset Japan Co Ltd ("IAJ") and affiliates, and IAJ LBO Fund, PBAA Fund Limited, Terra Firma, IAJ, IA Turkey and Hiroki
Isobe (collectively, the "Controlling Shareholder Group"):

Kyo Nagae Relationship with IAJ

         In January 2006, Mr. Kyo Nagae, CFO of Global Hotline, Inc. ("Global
Hotline") became President of IAJ and IAJ LBO Fund. On January 28, 2009, Mr.
Nagae resigned from this position effective July 31, 2008.

Inter Asset Japan Relationship with Tesco Co Ltd

         IAJ owns a 23% minority ownership percentage in Tesco. Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes
Global Hotline approximately $2,310,110 and $2,046,513 as of March 31, 2009 and
2008, respectively. Hideki Anan and Kyo Nagae are directors of Tesco. During the twelve months ended March 31, 2009, we deferred $814,787 in revenues with Tesco.

DEREK SCHNEIDEMAN LOAN TO MICHAEL NING

         On June 23, 2009, Derek Schneideman, our CEO, loaned Michael Ning, a shareholder who owns or controls approximately 12.6 % of the Company, $35,000.

REVIEW AND APPROVAL OF RELATED PERSON TRANSACTIONS.

         The Company has operated under a Code of Conduct for many years. The
Company's Code of Conduct requires all employees, officers and directors, without exception, to avoid the engagement in activities or relationships that conflict, or would be perceived to conflict, with the Company's interests or adversely affect its reputation. It is understood, however, that certain relationships or transactions may arise that would be deemed acceptable and appropriate upon full disclosure of the transaction, following review and approval to ensure there is a legitimate business reason for the transaction and that the terms of the transaction are no less favorable to the Company than could be obtained from an unrelated person.

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

Director Independence

         In accordance with AMEX rules, the Board affirmatively determines the independence of each director and nominee for election as a director in accordance with AMEX's independence standards as set forth in Section 803A of the AMEX Company Guide.

         Based on these standards, at its meeting held on July 10, 2009, the
Board determined that each of the following non-employee Directors are independent and has no relationship with the Company, except as a Director and stockholder of the Company:

         o Masazumi Ishii
         o Eric La Cara

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT COMMITTEE PRE-APPROVAL POLICY

         The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the
Exchange Act. During fiscal year ended March 31, 2009, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

SERVICE FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

         The Audit Committee engaged Sherb and Co LLP to perform an annual audit of the Company's financial statements for the fiscal year ended March 31, 2009 and 2008 and December 31, 2007. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last three fiscal years:

                             Year Ended        Year Ended         Year Ended
                           March 31, 2009    March 31, 2008    December 31, 2007
                           --------------    --------------    -----------------
Audit fees ............       $120,000          $125,000           $105,000
Audit related fees              48,000            33,100             30,000
Tax fees ..............          6,000             9,300              6,000
All other fees ........            138                 -             65,284
                              --------          --------           --------
                              $174,138          $167,400           $206,284
                              ========          ========           ========

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Page
                                                                      ----------

Report of Independent Registered Public Accounting Firm ..........       F-1

Consolidated Balance Sheets
     as of March 31, 2009 and 2008 ...............................       F-2

Consolidated Statements of Operations
     for the year ended March 31, 2009, the transition period for the three months ended March 31, 2008 and for the years ended
     December 31, 2007 and 2006 ..................................       F-3

Consolidated Statement of Stockholders' Equity (Deficiency)
     for the year ended March 31, 2009, the transition period for the three months ended March 31, 2008 and for the years ended
     December 31, 2007 and 2006 ..................................       F-4

Consolidated Statement of Cash Flows
     for the year ended March 31, 2009, the transition period for the three months ended March 31, 2008 and for the years ended
     December 31, 2007 and 2006 ..................................       F-5

Notes to Consolidated Financial Statements .......................    F-6 - F-55

(b) EXHIBITS:

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION
-------  -------------------

3.1      Amended and Restated Certificate of Incorporation of IA Global, Inc.
         dated July 10, 2007. (2)

3.2      Amended and Restated Bylaws of IA Global, Inc. dated July 29, 2008. (3)

3.3      Certificate of Designation of Preferences and Rights of the
         Registrant's Series A Convertible Preferred Stock. (4)

3.4      Certificate of Designation of Preferences and Rights of the
         Registrant's Series B Convertible Preferred Stock. (5)

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

3.7      Certificate Eliminating Reference to a Series A-1 Convertible Preferred
         Shares of Stock from the Certificate of Incorporation of IA Global,
         Inc. dated March 29, 2007. (7)

3.8      Certificate of Designations, Rights and Preferences of the ArqueMax
         Ventures, LLC Series Preferred Stock of IA Global, Inc. dated April 20,
         2009. (10)

4.1      Specimen of Stock Certificate. (8)

4.2      IA Global, Inc. 2007 Incentive Plan, as amended. (9) *

4.3      1999 and 2000 Stock Option Plans. (11)*

10.1     Outsource Business Services Agreement dated December 28, 2006 by and between Global Hotline, Inc. and KDDI Network and Solutions, Inc.
         Appendix to Outsource Business Services Agreement dated December 28,
         2006 between Global Hotline, Inc. and KDDI Network and Solutions, Inc.
         (Translated From Japanese). (12) +

10.2     Articles of Agreement, dated August 8, 2007, by Inforidge Co Ltd
         (Translated From Japanese). (13)

10.3     Agency Agreement for Offering Life Insurance, dated July 7, 2007, by and between Inforidge Co Ltd and American Life Insurance. (Translated
         From Japanese). (13)

10.4     Call Center Service Agency Agreement, dated May 21, 2007, by and between IA Partners Co Ltd and NTT Co Ltd. (Translated From Japanese)
         (3)

10.5     Attachment Agreement, dated May 21, 2007, by and between IA Partners Co
         Ltd and NTT Co Ltd. (Translated From Japanese) (3)

10.6     Confidentiality Agreement, dated May 21, 2007, by and between IA
         Partners Co Ltd and NTT Co Ltd. Co Ltd. (Translated From Japanese) (3)

10.7     Covenant for Data Management, dated May 21, 2007, by IA Partners Co
         Ltd. (Translated From Japanese) (3)

10.8     Outbound Telemarketing Program, dated November 30, 2007, by and between
         Inforidge Co Ltd and American Life Insurance Company. Translated From
         Japanese (14)

10.9     Partner Contract dated December 22, 2005 between IA Partners Co Ltd and
         Internet Service Partners. (Translated From Japanese) (15)

10.10    Agency Contract, dated April 14, 2006, by and between Japan Telecom
         Invoicing, Inc. and Global Hotline, Inc. (Translated From Japanese)
         (16)

10.11    Agency Ordering Agreement, dated May 10, 2006, by and between IA
         Partners Co Ltd and AFLAC Co Ltd. (Translated From Japanese) (17)

10.12    Business Agency Contract, dated May 10, 2006, by and between IA
         Partners Co Ltd and AFLAC Co Ltd. (Translated From Japanese) (17)

10.13    Financial Support for Direct Marketing Agreement, by and between IA
         Partners Co Ltd and AFLAC Co Ltd. (Translated From Japanese) (18) +

10.14    Call Center Usage Facility Agreement, dated January 10, 2008, by and between IA Partners Co Ltd and OMC Card, Inc. (Translated From
         Japanese) (14)

10.15    Basic Agreement, dated January 10, 2008, by and between Inforidge Co
         Ltd and OMC Card, Inc. (Translated From Japanese) (14)

10.16    Amendment to Binding Term Sheet dated April 16, 2008, by and between IA
         Global, Inc. and the sellers of Asia Premier Business Suites, Inc. (20)

10.17    Amendment Agreement, dated April 25, 2008, by and between IA Global,
         Inc. and Esprit Co Ltd. (21)

10.18    Request For Use of Overdraft Facility dated April 30, 2008, by and between Global Hotline, Inc. and Mitsui Sumitomo Banking Corporation.
         (Translated From Japanese) (21)

10.19    Deed of Variation, dated April 24, 2008, by and between IA Global, Inc.
         and Frontier Mortgages Pty Ltd. (21)

10.20    Request For Loan With Draft Loan (Change), dated April 24, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (Translated From
         Japanese). (22)

10.21    Subscription Agreement, dated April 24, 2008, by and between IA Global,
         Inc. and Michael Ning. (22)

10.22    Subscription Agreement, dated May 8, 2008, by and between IA Global,
         Inc. and Michael Ning. (22)

10.23    Form of Warrant, dated May 8, 2008, by and between IA Global, Inc. and
         Michael Ning. (22)

10.24    Form of Warrant, dated May 8, 2008, by and between IA Global, Inc. and
         Michael Ning. (22)

10.25    Restricted Stock Agreement, dated April 27, 2008, by and between IA
         Global, Inc. and Mark Scott. (22) *

10.26    Restricted Stock Agreement, dated May 16, 2008, by and between IA
         Global, Inc. and Derek Schneideman. (19) *

10.27    CEO Compensation/Bonus Package, dated May 16, 2008, by and between IA
         Global, Inc. and Derek Schneideman. (23) *

10.28    Share Exchange Agreement, dated May 27, 2008, by and between IA Global,
         Inc. and Asia Premier Executive Suites, Inc., Jonathan Miller and Renee
         Rilloraza. (24)

10.29    Notes Payable for $100,000, dated May 27, 2008, by and between IA
         Global, Inc. and Jonathan Miller and Renee Rilloraza. (24)

10.30    Notes Payable for $131,000, dated May 27, 2008, by and between IA
         Global, Inc. and Jonathan Miller and Renee Rilloraza. (24)

10.31    Notes Payable for $37,000, dated May 27, 2008, by and between IA
         Global, Inc. and Jonathan Miller and Renee Rilloraza. (24)

10.32    Share Exchange Agreement, dated June 3, 2008, by and between IA Global,
         Inc. and Taicom Securities Co Ltd. (25)

10.33    CFO Compensation/Bonus Package, dated May 16, 2008, by and between IA
         Global, Inc. and Mark Scott. (23) *

10.34    Loan Agreement, dated June 4, 2008, by and between Global Hotline, Inc and Mizuho Bank Co Ltd. (Translated From Japanese) (19)

10.35    Request For Loan With Draft Loan (Change), dated June 19, 2008, by and between IA Partners, Inc. and Mitsui Sumitomo Co Ltd. (Translated From
         Japanese) (19)

10.36    Form of Warrant, dated July 28, 2008, by and between IA Global, Inc.
         and Michael Ning. (27)

10.37    KDDI AU Cell Phone Service Contract, dated April 1, 2008 between Global
         Hotline, Inc. and KDDI, Inc. (Translated From Japanese) (27) +

10.38    KDDI AU Cell Service Agreement, dated April 1, 2008 between Global
         Hotline, Inc. and KDDI, Inc. (Translated From Japanese) (27) +

10.39    Share Exchange Agreement, dated April 10, 2008, by and between IA
         Global, Inc. and P. Scott Valley and John Engel. (26)

10.40    Services Agreement, dated April 10, 2008, by and between IA Global,
         Inc. and IA Global, Inc. and Paper.com LLC. (26)

10.41    Loan Agreement dated August 1, 2008 by and between Global Hotline, Inc.
         and Mitsui Sumitomo Banking Corporation. (Translated From Japanese) (3)

10.42    Contract on Sales by and between Global Hotline, Inc. and KDDI
         Corporation. (Translated From Japanese) (3) +

10.43    Business Consignment Agreement by and between Global Hotline, Inc. and
         KDDI Corporation. (Translated From Japanese) (3) +

10.44    Amendment to Monetary Loan Agreement dated September 5, 2008 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated
         From Japanese) (3)

10.45    Amendment to Monetary Loan Agreement dated September 5, 2008 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated
         From Japanese) (3)

10.46    Memorandum Concerning Mail Order Support Program dated October 21, 2008 by and between IA Partners, Inc. and AFLAC. (Translated From Japanese)
         (33) +

10.47    Special Contract Agreement signed October 2008 and dated August 2008 by and between IA Partners, Inc. and AFLAC. (Translated from Japanese)
         (33) +

10.48    Business Processing and Marketing Services Agreement dated January 9,
         2009 by and between IA Global, Inc. and HTMT Global Solutions Limited.
         (28)

10.49    Contract on Sales by and between Global Hotline, Inc. and KDDI
         Corporation. (Translated From Japanese) (3)

10.50    Business Consignment Agreement by and between Global Hotline, Inc. and
         KDDI Corporation. (Translated From Japanese) (3)

10.51    Non-Binding Term sheet dated December 8, 2008 from Golden Century
         Wealth Investment (HK) Ltd. (30)

10.52    Amendment to Share Exchange Agreement dated December 12, 2008 by and between IA Global, Inc. and Taicom Securities Co Ltd. (31)

10.53    Form of Performance Warrant dated December 12, 2008 by and between IA
         Global, Inc. and Michael Ning. (31)

10.54    Amendment to Golden Century Wealth Investment (HK) Ltd Non-Binding Term
         sheet dated December 8, 2008 by and between IA Global, Inc. and Golden
         Century Wealth Investment (HK) Ltd. (32)

10.55    Money Loan dated December 15, 2009 by and between Global Hotline, Inc.
         and Globacks Co Ltd. Translated From Japanese (33)

10.56    Loan Rate Change Agreement dated February 5, 2009 by and between Global
         Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From
         Japanese) (1)

10.57    Loan Rate/ Discharge Method/ Interest Payment Method Agreement dated
         February 6, 2009 by and between Global Hotline, Inc. and Mitsui
         Sumitomo Bank Co Ltd. (Translated From Japanese) (1)

10.58    Loan Rate/ Discharge Method/ Interest Payment Method Agreement dated
         February 6, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo
         Bank Co Ltd. (Translated From Japanese) (1)

10.59    Business Assignment Agreement Concerning Myline and Myline Plus dated
         January 15, 2009 by and between Global Hotline, Inc. and KDDI
         Corporation. (Translated From Japanese) (1)+

10.60    Contract on Entrusting Sales concerning AU Corporate Cellphone Services dated January 15, 2009 by and between Global Hotline, Inc. and KDDI
         Corporation. (Translated From Japanese) (1)+

10.61    Business Assignment Contract dated January 28, 2009 by and between
         Global Hotline, Inc. and KDDI Corporation. (Translated From Japanese)
         (1)+

10.62    Loan Agreement dated February 25, 2009 by and between Global Hotline,
         Inc and subsidiaries and officers and directors of Global Hotline, Inc and H Capital, Inc. (Translated from Japanese) (1)

10.63    Contract of Security of Transferred Shares dated February 25, 2009 by and between IA Global, Inc. and H Capital, Inc.(Translated from
         Japanese) (1)

10.64    Loan Agreement dated February 25, 2009 by and between Global Hotline,
         Inc and subsidiaries and officers and directors of Global Hotline, Inc and H Capital, Inc. (Translated from Japanese) (1)

10.65    Loan Agreement dated February 27, 2009 by and between Global Hotline,
         Inc and subsidiaries and officers and directors of Global Hotline, Inc and H Capital, Inc. (Translated from Japanese) (1)

10.66    Loan Agreement dated April 24, 2009 by and between Kyo Nagae and Global
         Hotline, Inc. and subsidiaries H Capital, Inc. (Translated from
         Japanese) (1)

10.67    Amendment to Golden Century Wealth Investment (HK) Ltd Non-Binding Term
         sheet dated March 2, 2009 by and between IA Global, Inc. and Golden
         Century Wealth Investment (HK) Ltd. (34)

10.68    Amendment to Share Exchange Agreement dated March 6, 2009 by and between IA Global, Inc. and Erik Gain and Peter Wilson. (34)

10.69    Amendment to Share Exchange Agreement dated April 1, 2009 by and between IA Global, Inc., Taicom Securities Co Ltd and ArqueMax
         Ventures, LLC. (35)

10.70    Form of Performance Warrant dated April 1, 2009 by and between IA
         Global, Inc. and Michael Ning. (35)

10.71    Services Agreement dated April 1, 2009 by and between IA Global, Inc.
         and ArqueMax Ventures , LLC. (35)

10.72    Application Form for (Change to) Loan on Bills dated March 31, 2009 by and between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd.
         (Translated From Japanese) (1)

10.73    Application Form for (Change to) Loan on Bills dated March 31, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd.
         (Translated From Japanese) (1)

10.74    Application Form for (Change to) Loan on Bills dated April 23, 2009 by and between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd.
         (Translated From Japanese) (1)

10.75    Application Form for (Change to) Loan on Bills dated April 23, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd.
         (Translated From Japanese) (1)

10.76    Extension of Services Agreement dated May 31, 2009 by and between IA
         Global, Inc. and ArqueMax Ventures , LLC. (36)

10.77    Services Agreement dated June 8, 2009 by and between IA Global, Inc.
         and ArqueMax Ventures, LLC. (38)

10.78    Form of Performance Warrant dated June 2, 2009, but effective June 8,
         2009 by and between IA Global, Inc. and ArqueMax Ventures , LLC. (38)

10.79    Application Form for (Change to) Loan on Bills dated June 30, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd.
         (Translated From Japanese) (1)

10.80    Application Form for (Change to) Loan on Bills dated June 30, 2009 by and between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd.
         (Translated From Japanese) (1)

10.81    Loan Rate/ Discharge Method/ Interest Payment Method Agreement dated
         June 22, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo Bank
         Co Ltd. (Translated From Japanese) (1)

10.82    Monetary Loan Agreement dated June 22, 2009 by and between IA Partners,
         Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese) (1)

10.83    Agreement on Change to Loan Contract by and between Global Hotline,
         Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese)(1)

10.84    Consent Form dated April 7, 2008 and September 1, 2008 by and between
         Global Hotline, Inc. and SG Telecom, Inc. and Softbank Telecom Co Ltd.
         (1)+

10.85    Loan Agreement dated October 14, 2008 by and between Global Hotline,
         Inc. and KT Factory Ltd (1)

14.1     Code of Conduct Ethics dated July 10, 2009. (38)

21.1     Subsidiaries of the Registrant (1)

23.1     Consent of Sherb and Co LLP (1)

31.1     Section 302 Certifications. (1)

31.2     Section 302 Certifications. (1)

32.1     Section 902 Certifications. (1)

32.2     Section 902 Certifications. (1)

99.1     Audit Committee Charter dated July 10, 2009. (38)

99.2     Compensation Committee Charter dated July 10, 2009. (38)

99.3     Nominations and Governance Committee Charter dated July 10, 2009. (38)

99.4     Merger and Acquisition Committee Charter dated July 10, 2009. (38)

99.5     The audited financial statements of Taicom Securities Co Ltd as of
         March 31, 2008, 2007 and 2006, respectively, and for the respective years then ended. (29)

99.6     The unaudited Pro Forma Combined Condensed Consolidated Balance Sheet,
         with Taicom Securities Co Ltd, as of March 31, 2008, and the unaudited
         Pro Forma Combined Consolidated Statement of Operations of the Company,
         with Taicom, for the year ended March 31, 2008, and the three months ended June 30, 2008. (29)

99.7     The audited financial statements of Taicom Securities Co Ltd as of
         March 31, 2009 (1)
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
      incorporated herein by reference.

(3)   Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q/A for the period ending September 30, 2008, and filed on November 20, 2008, and
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

(9)   Filed as Exhibit 4.1 to the Company's Form S-8 filed on September 5, 2008, and incorporated herein by reference.

(10)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 20, 2009 and filed on April 20, 2009, and incorporated herein by reference.

(11)  Filed as an exhibit to Registrant's From S-8, dated June 21, 2004, and incorporated herein by reference.

(12)  Filed as an exhibit to Registrant's Form 10-K dated December 31, 2006 and filed on April 2, 2007.

(13)  Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated
      August 8, 2007 and filed on August 30, 2007, and incorporated herein by reference.

(14)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007 and filed on April 15, 2008 and incorporated herein by reference.

(15)  Filed as an exhibit to Registrant's Annual Report on Form 10-K, dated
      April 17, 2006 and filed April 17, 2006, and incorporated herein by reference.

(16)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended March 31, 2006 and filed May 15, 2006, and incorporated herein by reference.

(17)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended June 30, 2006 and filed August 11, 2006, and incorporated herein by reference.

(18)  Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and filed on April 2, 2007 and incorporated herein by reference.

(19)  Filed as an exhibit to Registrant's Transition Annual Report on Form 10-K
      for the year ended March 31, 2008 and filed on July 15, 2008 and incorporated herein by reference.

(20)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 16, 2008 and filed on April 18, 2008, and incorporated herein by
      Reference.

(21)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 24, 2008 and filed on April 30, 2008, and incorporated herein by reference.

(22)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
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

(26)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 10, 2008 and filed on April 14, 2008, and incorporated herein by reference.

(27)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended June 30, 2008 and filed August 19, 2008, and incorporated herein by reference.

(28)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      January 9, 2009 and filed on January 9, 2009, and incorporated herein by reference.

(29)  Filed as an exhibit to Registrant's Current Report on Form 8-K/A, dated
      June 3, 2008 and filed on November 3, 2008, and incorporated herein by reference.

(30)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      December 17, 2008 and filed on December 17, 2008, and incorporated herein by reference.

(31)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      December 12, 2008 and filed on December 17, 2008, and incorporated herein by reference.

(32)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      February 4, 2009 and filed on February 9, 2009 and incorporated herein by reference.

(33)  Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the
      quarter ended December 31, 2008 and filed February 23, 2009, and incorporated herein by reference.

(34)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      March 2, 2009 and filed on March 11, 2009 and incorporated herein by reference.

(35)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated
      April 1, 2009 and filed on April 6, 2009 and incorporated herein by reference.

(36)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May
      31, 2009 and filed on June 4, 2009 and incorporated herein by reference.

(37)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated June
      8, 2009 and filed on June 10, 2009 and incorporated herein by reference.

(38)  Filed as an exhibit to Registrant's Current Report on Form 8-K, dated July
      14, 2009 and filed on July 15, 2009 and incorporated herein by reference.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
IA Global, Inc.

We have audited the accompanying consolidated balance sheets of IA Global, Inc.
(the "Company") as of March 31, 2009 and 2008 and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended
March 31, 2009, the transition period for the three months ended March 31, 2008, and for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of
March 31, 2009 and 2008 and the results of their operations and their cash flows for the for the year ended March 31, 2009, the transition period for the three months ended March 31, 2008, and for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficit as of March 31,
2009, as more fully described in Note 1. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In addition, in connection with loans that the
Company's fully owned subsidiary, Global Hotline, Inc., entered into, the equity shares of this subsidiary currently held by the lender of these loans is being challenged by IA Global, Inc. If these shares should not be successfully recovered, the Company's claim of ownership in this subsidiary may be limited.

/s/Sherb & Co., LLP
Certified Public Accountants
New York, New York
September 2, 2009

                                      F-1

                                       IA GLOBAL, INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS

                                                                                          March 31,
                                                                                ----------------------------
                                                                                   2009             2008
                                                                                ------------    ------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .................................................   $  3,614,731    $  1,626,862
  Accounts receivable, net of allowance of $909,984 and $674,886, respectively     5,994,117      12,746,290
  Prepaid expenses ..........................................................      1,184,572       1,967,164
  Notes receivable ..........................................................      2,353,153       1,484,519
  Other current assets ......................................................        124,308         462,709
  Refundable taxes - foreign ................................................      1,419,418       1,477,580
                                                                                ------------    ------------
    Total current assets ....................................................     14,690,299      19,765,124

EQUIPMENT, NET ..............................................................      2,207,849       2,431,954

OTHER ASSETS
  Intangible assets, net ....................................................        555,870         331,129
  Investment in Taicom Securities Co Ltd ....................................      2,861,365               -
  Equity investment in Australia Secured Financial Limited ..................              -       6,930,355
  Equity investment in GPlus Media Co Ltd ...................................              -       1,380,386
  Equity investment in Slate Consulting Co Ltd ..............................      1,386,054       1,396,481
  Other assets ..............................................................      3,164,127       2,704,752
                                                                                ------------    ------------

                                                                                $ 24,865,564    $ 34,940,181
                                                                                ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable - trade ..................................................   $  1,578,029    $    197,943
  Accrued payroll taxes and social insurance taxes - delinquent .............      4,850,887       1,203,108
  Accrued liabilities - other ...............................................      4,657,363       6,648,528
  Consumption taxes received ................................................      1,307,455         460,067
  Note payable - current portion of long term debt ..........................     13,391,371      10,510,655
  Deferred revenue ..........................................................      3,454,692               -
                                                                                ------------    ------------
    Total current liabilities ...............................................     29,239,797      19,020,301
                                                                                ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt ............................................................      1,898,231       8,593,594
  Convertible debentures ....................................................              -       2,195,833
                                                                                ------------    ------------
                                                                                   1,898,231      10,789,427
                                                                                ------------    ------------
STOCKHOLDER'S (DEFICIT) EQUITY:
  Preferred stock, $.01 par value, 5,000 authorized, none outstanding .......              -               -
  Common stock, $.01 par value, 300,000,000 shares authorized,
    219,113,889 and 165,303,543, issued and outstanding, respectively .......      2,191,140       1,653,035
  Additional paid in capital ................................................     53,056,216      43,882,701
  Accumulated deficit .......................................................    (59,572,442)    (39,330,512)
  Accumulated other comprehensive loss ......................................     (1,694,471)       (821,864)
                                                                                ------------    ------------
                                                                                  (6,019,557)      5,383,360
  Less common stock in treasury, at cost ....................................       (252,907)       (252,907)
                                                                                ------------    ------------
    Total stockholder's (deficit) equity ....................................     (6,272,464)      5,130,453
                                                                                ------------    ------------

                                                                                $ 24,865,564    $ 34,940,181
                                                                                ============    ============

                               See notes to consolidated financial statements.

                                                     F-2

                                                                 IA GLOBAL, INC. AND SUBSIDIARIES
                                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                   Transition
                                                                                                                 Period For The
                                                                                    Year Ended March 31,          Three Months        Year Ended December 31,
                                                                               ------------------------------        Ended        ------------------------------
                                                                                    2009             2008        March 31, 2008        2007             2006
                                                                               -------------    -------------    --------------   -------------    -------------
                                                                                                 (Unaudited)
REVENUE ....................................................................   $  57,107,050    $  38,692,616    $  16,048,904    $  29,136,435    $  19,139,004

COST OF SALES ..............................................................      13,217,643        9,977,798        2,949,833        8,024,085        2,894,727
                                                                               -------------    -------------    -------------    -------------    -------------

GROSS PROFIT ...............................................................      43,889,407       28,714,818       13,099,071       21,112,350       16,244,277

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...............................      53,444,034       35,844,189       11,063,815       30,690,192       19,066,699
                                                                               -------------    -------------    -------------    -------------    -------------

OPERATING LOSS .............................................................      (9,554,627)      (7,129,371)       2,035,256       (9,577,842)      (2,822,422)
                                                                               -------------    -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income ..........................................................          19,065           56,094           39,418           37,259           92,307
  Interest expense and amortization of beneficial  conversion feature ......        (757,478)      (1,116,966)        (337,368)        (975,336)        (850,873)
  Other income .............................................................         294,483          690,820           86,375          603,119          178,640
  Gain (loss) on equity investment in Australia Secured Financial Limited ..         265,039         (227,412)         (94,261)        (119,562)          69,540
  Gain on equity investment in GPlus Media Co Ltd ..........................          12,510           20,386            7,582           12,804                -
  Loss on equity investment in Slate Consulting Co Ltd .....................         (10,427)         (43,519)         (17,178)         (26,341)               -
  Loss on equity investment in Taicom Securities Co Ltd ....................        (421,702)               -                -                -                -
  Conversion of debenture expense ..........................................               -         (120,046)               -         (120,046)               -
  Loss on retirement of debt ...............................................         (60,395)               -                -                -                -
  Loss on sale of Taicom Securities Co Ltd .................................      (1,736,934)               -                -                -                -
  Loss on sale of GPlus Media Co Ltd .......................................      (1,286,500)               -                -                -                -
  Impairment of equity investment in Australia Secured Financial Limited ...      (7,195,394)               -                -                -                -
  Loss (Gain) on Foreign currency transaction adjustment ...................         (66,025)           9,520           (1,861)          11,381         (129,448)
                                                                               -------------    -------------    -------------    -------------    -------------
    Total other expense ....................................................     (10,943,758)        (731,123)        (317,293)        (576,722)        (639,834)
                                                                               -------------    -------------    -------------    -------------    -------------

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ...............     (20,498,385)      (7,860,494)       1,717,963      (10,154,564)      (3,462,256)

Income taxes - current (benefit) provision .................................        (256,455)        (916,046)       1,357,598       (2,005,601)         515,000
                                                                               -------------    -------------    -------------    -------------    -------------

NET LOSS FROM CONTINUING OPERATIONS ........................................     (20,241,930)      (6,944,448)         360,365       (8,148,963)      (3,977,256)

  Loss (gain) from disposal of discontinued operations .....................               -         (110,000)               -         (110,000)         463,375
  Gain from discontinued operations ........................................               -                -                -                -           76,054
  Loss on impairment of note receivable from sale of discontinued operations               -                -                -                -         (331,917)
                                                                               -------------    -------------    -------------    -------------    -------------
    Total (loss) / gain from discontinued operations .......................               -         (110,000)               -         (110,000)         207,512
                                                                               -------------    -------------    -------------    -------------    -------------

NET (LOSS) PROFIT ..........................................................   $ (20,241,930)   $  (7,054,448)   $     360,365    $  (8,258,963)   $  (3,769,744)
                                                                               =============    =============    =============    =============    =============

Basic and diluted loss per share of common-
  Basic loss per share from continuing operations ..........................   $       (0.10)   $       (0.04)   $           -    $       (0.05)   $       (0.04)
  Basic loss per share from discontinued operations ........................               -                -                -                -                -
                                                                               -------------    -------------    -------------    -------------    -------------
  Total basic loss per share ...............................................   $       (0.10)   $       (0.04)   $           -    $       (0.05)   $       (0.04)
                                                                               =============    =============    =============    =============    =============

  Diluted profit (loss) per share from continuing operations ...............   $           *    $           *    $           -    $           *    $           *
  Diluted profit (loss) per share from discontinued operations .............               *                *                -                *                *
                                                                               -------------    -------------    -------------    -------------    -------------
  Total diluted profit (loss) per share ....................................   $           *    $           *    $           -    $           *    $           *
                                                                               =============    =============    =============    =============    =============

  Weighted average shares of common stock outstanding- basic ...............     205,833,118      158,696,823      164,980,626      151,229,245      107,718,970
  Weighted average shares of common stock outstanding- diluted .............               *                *      167,481,049                *                *

  * Diluted calculation is not presented as it is anti-dilutive.

                                                         See notes to consolidated financial statements.

                                                                               F-3

                                                                                        IA GLOBAL, INC. AND SUBSIDIARIES
                                                                          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIENCY)

                                                                                                                                                                   Accumulated
                                                                                                                                                                      Other                           Total
                                                                         Preferred Stock                  Common Stock             Additional                     Comprehensive                   Stockholder's
                                                                  ----------------------------    ----------------------------      Paid in       Accumulated        Income         Treasury        (Deficit)
                                                                     Shares          Amount          Shares          Amount         Capital         Deficit          (Loss)           Stock          Equity
                                                                  ------------    ------------    ------------    ------------    ------------    ------------    -------------   ------------    -------------

Balance as of December 31, 2005 ...............................          1,158    $         12      97,425,181    $    974,251    $ 32,992,589    $(27,662,170)   $   (238,547)   $    (50,000)   $  6,016,135

  Conversion of preferred stock to common stock ...............         (1,158)            (12)     11,580,000         115,800        (115,788)              -               -               -               -
  Conversion of note payable to common stock ..................              -               -        (840,024)         (8,400)       (233,094)              -               -               -        (241,494)
  Issuance of preferred stock for ASFL equity investment ......          4,375       7,000,000               -               -               -               -               -               -       7,000,000
  123R compensation expense ...................................              -               -               -               -         122,007               -               -               -         122,007
  Exercise of stock options ...................................              -               -       1,000,000          10,000          70,000               -               -               -          80,000

  Other comprehensive income - foreign currency translation ...              -               -               -               -               -               -          51,933               -          51,933
  Net loss - for the year ended December 31, 2006 .............              -               -               -               -               -      (3,769,744)              -               -      (3,769,744)
                                                                  ------------    ------------    ------------    ------------    ------------    ------------    ------------    ------------    ------------
    Comprehensive loss ........................................                                                                                                                                     (3,717,811)
                                                                                                                                                                                                  ------------

Balance as of December 31, 2006 ...............................          4,375       7,000,000     109,165,157       1,091,651      32,835,714     (31,431,914)       (186,614)        (50,000)      9,258,837

  Conversion of preferred stock to common stock ...............         (4,375)     (7,000,000)     43,750,000         437,500       6,562,500               -               -               -               -
  123R compensation expense ...................................              -               -               -               -         174,514               -               -               -         174,514
  Exercise of stock options ...................................              -               -         434,166           4,342          83,575               -               -               -          87,917
  Proceeds from sale of common stock ..........................              -               -       1,189,703          11,896         367,981               -               -               -         379,877
  Equity investment in GPLus Media Co Ltd for common stock ....              -               -       3,885,713          38,857       1,321,143               -               -               -       1,360,000
  Equity investment in Slate Consulting Co Ltd for common stock              -               -       3,600,000          36,000       1,404,000               -               -               -       1,440,000
  Conversion of debentures to common stock ....................              -               -       4,885,367          48,854       1,485,241               -               -               -       1,534,095
  Repurchase of common stock ..................................              -               -      (2,026,355)        (20,263)       (521,269)              -               -        (202,907)       (744,439)

  Other comprehensive income - foreign currency translation ...              -               -               -               -               -               -        (347,542)              -        (347,542)
  Net loss - for the year ended December 31, 2007 .............              -               -               -               -               -      (8,258,963)              -               -      (8,258,963)
                                                                  ------------    ------------    ------------    ------------    ------------    ------------    ------------    ------------    ------------
    Comprehensive loss ........................................                                                                                                                                     (8,606,505)
                                                                                                                                                                                                  ------------

Balance as of December 31, 2007 ...............................              -               -     164,883,751       1,648,837      43,713,399     (39,690,877)       (534,156)       (252,907)      4,884,296

  123R compensation expense ...................................              -               -               -               -          60,000               -               -               -          60,000
  Exercise of stock options ...................................              -               -          86,458             865          12,635               -               -               -          13,500
  Conversion of debentures to common stock ....................              -               -         333,334           3,333          96,667               -               -               -         100,000
  Repurchase of common stock ..................................              -               -               -               -               -               -               -               -               -

  Other comprehensive income - foreign currency translation ...              -               -               -               -               -               -        (287,708)              -        (287,708)
  Net loss - for the transition period the three months ended
   March 31, 2008 .............................................              -               -               -               -               -         360,365               -               -         360,365
                                                                  ------------    ------------    ------------    ------------    ------------    ------------    ------------    ------------    ------------
    Comprehensive income ......................................                                                                                                                                         72,657
                                                                                                                                                                                                  ------------

Balance as of March 31, 2008 ..................................              -               -     165,303,543       1,653,035      43,882,701     (39,330,512)       (821,864)       (252,907)      5,130,453

  123R compensation expense ...................................              -               -               -               -         473,620               -               -               -         473,620
  Exercise of stock options ...................................              -               -          62,958             630          10,170               -               -               -          10,800
  Issuance of common stock for services .......................              -               -         963,222           9,633         181,681               -               -               -         191,314
  Conversion of debt ..........................................              -               -       6,632,500          66,325         283,778               -               -               -         350,103
  Conversion of debentures to common stock ....................              -               -      13,992,971         139,931       2,238,890               -               -               -       2,378,821
  Common stock issued for Shift Resources Inc. acquisition ....              -               -         826,086           8,260         181,740               -               -               -         190,000
  Common stock issued for Asia Premier Inc. acquisition .......              -               -       1,250,000          12,500         287,500               -               -               -         300,000
  Proceeds from sale of common stock ..........................              -               -       4,082,609          40,826         576,136               -               -               -         616,962
  Equity investment in Taicom Securities Co Ltd ...............              -               -      26,000,000         260,000       4,940,000               -               -               -       5,200,000

  Other comprehensive income - foreign currency translation ...              -               -               -               -               -               -        (872,607)              -        (872,607)
  Net loss - for the year ended March 31, 2009 ................              -               -               -               -               -     (20,241,930)              -               -     (20,241,930)
                                                                  ------------    ------------    ------------    ------------    ------------    ------------    ------------    ------------    ------------
    Comprehensive loss ........................................                                                                                                                                    (21,114,537)
                                                                                                                                                                                                  ------------

  Balance as of March 31, 2009 ................................              -    $          -     219,113,889    $  2,191,140    $ 53,056,216    $(59,572,442)   $ (1,694,471)   $   (252,907)   $ (6,272,464)
                                                                  ============    ============    ============    ============    ============    ============    ============    ============    ============

                                                                                See notes to consolidated financial statements.

                                                                                                      F-4

                                                                  IA GLOBAL, INC. AND SUBSIDIARIES
                                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                      Transition
                                                                                                                    Period For The
                                                                                                                     Three Months          Year Ended December 31,
                                                                                                    Year Ended          Ended          ------------------------------
                                                                                                  March 31, 2009    March 31, 2008         2007              2006
                                                                                                  --------------    --------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income ..........................................................................     $(20,241,930)     $    360,365      $ (8,258,963)     $ (3,769,744)
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation and amortization ............................................................        1,354,599           588,571         1,758,524         1,979,875
    Amortization of beneficial conversion feature ............................................          104,167           104,166           416,667           416,667
    Amortization of prepaid financing ........................................................           79,593                 -                 -                 -
    Stock based compensation .................................................................          473,620            60,000           174,514           122,007
    Stock issued for services ................................................................          191,313                 -                 -                 -
    Conversion of debenture expense ..........................................................                -                 -           120,047                 -
    Gain on sale of fixed assets .............................................................          (37,804)                -                 -                 -
    Loss (gain) on equity investments ........................................................          154,580           103,857           135,307           (69,540)
    Loss on disposal of equity investment ....................................................        3,023,434                 -                 -                 -
    Impairment of equity investment ..........................................................        7,195,394                 -                 -                 -
    Impairment of notes receivable for sale of discontinued operations .......................                -                 -                 -           331,917
  Changes in operating assets and liabilities:
    Accounts receivable ......................................................................        6,762,927        (4,640,217)       (3,089,745)       (4,406,108)
    Prepaid expenses .........................................................................          722,196          (987,728)         (455,703)          (93,399)
    Notes receivable .........................................................................         (868,634)         (414,461)         (660,493)         (247,568)
    Other current assets .....................................................................          351,196          (188,492)          (71,501)          (12,933)
    Refundable taxes - foreign ...............................................................           58,162         1,261,044        (2,738,624)                -
    Other assets .............................................................................         (459,375)         (202,512)       (1,311,420)         (454,961)
    Accounts payable - trade .................................................................        1,420,718           (55,111)          148,481          (391,875)
    Accrued liabilities and payroll taxes ....................................................        1,653,285         2,940,395         2,747,780           (49,649)
    Consumption taxes received ...............................................................          847,388           444,982          (249,429)         (115,443)
    Income taxes payable - foreign ...........................................................                -                 -          (416,724)          163,604
    Deferred revenue .........................................................................        3,454,692                 -        (1,297,046)       (2,292,486)
                                                                                                   ------------      ------------      ------------      ------------
    Net cash provided by (used in) continuing operations .....................................        6,239,521          (625,141)      (13,048,328)       (8,889,636)
    (Gain) from discontinued operations ......................................................                -                 -                 -          (539,429)
    Net cash used in discontinued operations .................................................                -                 -                 -          (854,895)
    Net decrease in assets of discontinued operations ........................................                -                 -                 -        12,606,044
    Net decrease in liabilities of discontinued operations ...................................                -                 -                 -       (11,939,787)
                                                                                                   ------------      ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ..........................................        6,239,521          (625,141)      (13,048,328)       (9,617,703)
                                                                                                   ------------      ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................................         (725,946)         (945,886)       (1,437,859)         (221,656)
  Sale of fixed assets .......................................................................          623,275                 -                 -                 -
  Sale of marketable securities ..............................................................                -                 -           250,638                 -
  Acquisition of subsidiary Shift Resources, Inc. ............................................          (35,000)                -                 -                 -
  Acquisition of investment in Australian Secured Financial Limited ..........................                -                 -          (250,000)                -
  Cash from acquisition of Shift Resources, Inc. and Asia Premier Executive Suites, Inc. .....           12,158                 -                 -                 -
  Dividend from equity investment ............................................................           32,464                 -                 -                 -
  Cash from disposal of equity investment ....................................................          253,932                 -                 -                 -
  Repayment of loan receivable from affiliate of controlling shareholder group ...............                -                 -                 -         3,394,000
  Proceeds from sale of Rex Tokyo Co, Ltd. ...................................................                -                 -                 -         1,300,000
  Cash portion used in acquisition of Investment - Australian
   Secured Financial Limited .................................................................                -                 -                 -          (250,000)
  Purchase of marketable securities ..........................................................                -                 -                 -          (250,638)
                                                                                                   ------------      ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES: .........................................          160,883          (945,886)       (1,437,221)        3,971,706
                                                                                                   ------------      ------------      ------------      ------------

CASH FROM FINANCING ACTIVITIES:
  Proceeds from debt .........................................................................        9,564,415         1,507,099        17,153,095         9,276,671
  Repayments of debt .........................................................................      (13,575,961)          (69,132)       (4,182,116)       (4,581,366)
  Proceeds from exercise of options ..........................................................           10,800            13,500            87,917                 -
  Proceeds from sale of common stock .........................................................          616,962                 -           379,877            80,000
  Purchase of common shares for treasury .....................................................                -                 -          (744,439)                -
  Proceeds from cash dividend from investment in Australia Secured Financial Limited .........                -                 -                 -           425,666
                                                                                                   ------------      ------------      ------------      ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ..........................................       (3,383,784)        1,451,467        12,694,334         5,200,971
                                                                                                   ------------      ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................        3,016,620          (119,560)       (1,791,215)         (445,026)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................................       (1,378,853)         (287,708)         (347,542)          156,929

CASH AND CASH EQUIVALENTS, beginning of period ...............................................        1,626,862         2,034,130         4,172,889         4,460,986
                                                                                                   ------------      ------------      ------------      ------------

CASH AND CASH EQUIVALENTS, end of period .....................................................     $  3,264,629      $  1,626,862      $  2,034,132      $  4,172,889
                                                                                                   ============      ============      ============      ============

Supplemental disclosures of cash flow information:
  Interest paid ..............................................................................     $    483,396      $    228,269      $    222,358      $     67,563
  Taxes paid .................................................................................     $    385,180      $          -      $  1,004,406      $    233,528

Non-cash investing and financing activities:
  Conversion of debentures into Common Stock .................................................     $  2,300,000      $    100,000      $          -      $          -
  Conversion of interest payable on debentures into Common Stock .............................     $     78,822      $          -      $          -      $          -
  Issuance of Common Stock for acquisition of Subsidiary -
   Asia Premier Executive Suites, Inc. .......................................................     $    300,000      $          -      $          -      $          -
  Issuance of Common Stock for acquisition of Subsidiary - Shift Resources, Inc. .............     $    190,000      $          -      $          -      $          -
  Issuance of Common Stock for acquisition of Investment - Taicom Securities Co., Ltd. .......     $  5,200,000      $          -      $          -      $          -
  Issuance of Note Payable for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.     $    268,000      $          -      $          -      $          -
  Settlement of note payable for common stock ................................................     $    350,103      $          -      $          -      $          -
  Conversion of Series A-1 Preferred Stock into common stock .................................     $          -      $          -      $  7,000,000      $          -
  Equity investment in Slate Consulting Co Ltd for common stock ..............................     $          -      $          -      $  1,440,000      $          -
  Equity investment in GPlus Media Co Ltd for common stock ...................................     $          -      $          -      $  1,360,000      $          -
  Conversion of debentures and accrued interest into common stock ............................     $          -      $          -      $  1,414,048      $          -
  Common stock surrendered to company in payment of note receivable ..........................     $          -      $          -      $          -      $    241,494
  Conversion of Series B Preferred stock into common stock ...................................     $          -      $          -      $          -      $    115,800
  Adjustment of intangible asset due to recognition of tax asset related to NOL
   carryforward from acquisition of Global Hotline, Inc. .....................................     $          -      $          -      $          -      $    486,870
  Issuance of Series A-1 Preferred stock for equity investment in Australian Secured .........     $          -      $          -      $          -      $          -
   Financial Limited .........................................................................     $          -      $          -      $          -      $  7,000,000

                                                            See notes to consolidated financial statements.

                        IA GLOBAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS

THE COMPANY AND OUR BUSINESS

         IA Global, Inc. ("IA Global" or the "Company") is a broad based services Company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         To realize this plan, the Company is expanding investments in the business process outsourcing ("BPO") and financial services sectors. These sectors demonstrate long-term growth prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond
Japan, we are expanding our reach to encompass, the Philippines, Southeast Asia and the outstanding growth opportunities and synergies these markets present.

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

BUSINESS PROCESS OUTSOURCING

         In Japan, IA Global is 100% owner of Global Hotline ("Global Hotline"
or "GHI"), except as disclosed, a Business Process Outsourcing organization, operating several major call centers providing outbound telemarketing services for telecommunications, insurance, credit card and catalog products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of multi-year contracts with major corporations.

         This growth is being driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of March 31, 2009, Global Hotline employed 885 full and part-time personnel to support these multi-million dollar contracts. In the
Philippines, the Company acquired 100% of Shift on April 10, 2008 and Asia
Premier on May 27, 2008, multi-service call center operations that have now been merged into a single Company operating as Global Hotline Philippines Inc.

HUMAN CAPITAL AND RESOURCES

         IA Global has a 20.25% equity investment in Slate Consulting Co Ltd
("Slate"). Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo, and a call center in Manila, Philippines.

FINANCIAL SERVICES

         In Japan, the Company has a 12.6% stake as of September 1, 2009 in
Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm. Taicom is a financial services Company in Japan providing a broad range of value-added financial services and competitive products. These currently include the brokerage of Japanese commodities, derivative options, foreign currency, equities and investment trusts as well as the offering of investment consulting services to diversified clients such as individuals and corporations. Taicom offers creative solutions that meet the sophisticated trading requirements of its online and offline clients, who utilize Taicom's cutting-edge proprietary trading platform called TradePro, as well as its broad news and information gathering network.

         Taicom is a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and in Osaka and has three branch offices in Japan.

CORPORATE INFORMATION

         The Company was incorporated in Delaware on November 12, 1998. The
Company's executive offices are located at 101 California Street, Suite 2450,
San Francisco, CA 94111, with its operating units being located primarily in
Japan, Philippines and Australia. The Company's telephone number is (415)
946-8828 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this Form 10-K.

         The Company's charters for the Audit Committee, the Compensation
Committee, and the Nominating Committee; and the Code of Conduct & Ethics are
also available on the Company's website.

GOING CONCERN

         These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the
United States on a "going concern" basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

         The Company has incurred operating losses for the years ended March 31,
2009, the transition period the three months ended March 31, 2008, and for the years ended December 31, 2007 and 2006, as well as an accumulated deficit of approximately $59,600,000 and a working capital deficit of approximately
$14,549,000 as of March 31, 2009. Furthermore, the Company has not remitted and is delinquent payroll tax withholding and expenses on a timely basis for their
Japanese subsidiary Global Hotline.

         The Company's ability to continue as a going concern is dependent upon continued development of their business outsource processing business, as well as upon obtaining additional financing to develop the these businesses, the ultimate realization of profits through future BPO business, and the success of the Company's business plan. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

         In addition, in connection with loans payable that the Company's fully owned subsidiary, Global Hotline, Inc., entered into, the equity shares of this subsidiary currently held by the lender of these loans as collateral, is being challenged by IA Global, Inc. If these shares should not be successfully recovered, the Company's claim of ownership in this subsidiary may be limited.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior periods'
financial statements to conform to the current year classification. Thee reclassifications had no effect on previously reported results of operations or retained earnings.

CHANGE OF FISCAL YEAR END

         In June 2007, the Company's Board of Directors authorized the Company changed the fiscal year end of the Company from a December 31st year end to a
March 31st year end. Per management, this change in fiscal year was made to align the Company with the fiscal year end of their wholly owned subsidiary
Global Hotline. The change in fiscal year end commenced in the quarter ended
March 31, 2008, which is presented as the transition period for the three months ended March 31, 2008. The first full fiscal year under the newly adopted year end is that of year ended March 31, 2009.

INCREASE AUTHORIZED SHARES

On June 1, 2009, the shareholders of the Company approved the increase in the number of authorized common shares from 300,000,000 to 450,000,000 shares.

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
Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in Japanese banks are generally insured by the Deposit
Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately $81,000 at current exchange rates. At times during the year ended
March 31, 2009, the Company's cash in bank deposit accounts exceed federally insured limits with regards to certain accounts in the United States, and exceeded Japanese statutory limits with regards to certain accounts in Japan. As of March 31, 2009, the Company's cash accounts have not exceeded their United
States statutory limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

EQUIPMENT - Equipment represents machinery, equipment and software, which are stated at cost less accumulated depreciation and amortization. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the related assets, generally 2-5 years.
Software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally
2-3 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of
Global Hotline, over thirty six months on a straight-line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities with significant telecommunications companies. The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline Philippines, Inc., over sixty months on a straight
- line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities with its customers.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has adopted SFAS No. 157,
"Fair Value Measurements" ("SFAS 157"), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements.
The adoption of SFAS 157 did not have an impact on the Company's financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

      Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

      Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

      Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

Cash and cash equivalents of approximately $3,615,000, include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of March 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

In addition to SFAS 157 as noted above, SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities," was effective for the year ended
March 31, 2009 and the transition period for the three months ended March 31,
2008. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $3.2 million and $0 as of March 31, 2009 and 2008, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the year ended March 31, 2009, the transition period the three months ended March 31, 2008, and the years ended
December 31, 2007 and 2006.

FOREIGN CURRENCY TRANSLATION - Foreign entities whose functional currency is the local currency translate net assets at the end of period rates and income and expense accounts at average exchange rates for the periods ended. Adjustments resulting from these translations are reflected in the consolidated balance sheet under other comprehensive income and the statement of operations under other income (expense).

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

         A total of 11,693,512 shares of common stock are available for future grants under the 2007 Plan as of March 31, 2009. Options for the purchase of
9,126,042 shares are outstanding as of March 31, 2008. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the 2007 Plan.

         When the stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

                                           the Transition
                                               Period
                               For the       the Three       For the Years Ended
                             Year Ended     Months Ended         December 31,
                              March 31,       March 31,      -------------------
                                2009            2008          2007         2006
                             ----------    --------------    ------       ------
Risk free interest rate .        3.96%          3.73%         5.39%        4.96%
Expected life ...........       8 yrs.         8 yrs.        8 yrs.       8 yrs.
Dividend rate ...........        0.00%          0.00%         0.00%        0.00%
Expected volatility .....         112%           122%          111%         107%

         The Company recorded $473,620 of compensation expense, net of related tax effects, relative to stock options for the twelve months ended March 31,
2009 in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00).

         The Company recorded $60,000 of compensation expense, net of related tax effects, relative to stock options for the transition period three months ended March 31, 2008, respectively in accordance with Financial Accounting
Standards No. 123-R, Share-Based Payment, ("SFAS 123R"). Net loss per share basic and diluted for this expense was approximately ($0.00).

         The Company recorded $174,514 and $122,007 of compensation expense, net of related tax effects, relative to stock options for the year ended December
31, 2007 and 2006, respectively in accordance with SFAS 123R. Net loss per share basic and diluted for this expense was approximately ($0.00).

         As of March 31, 2009, there is approximately $1,097,000 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

         The Company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. The Company issued grants for 21,429 shares of common stock at an average exercise price of $.28 per share to non-employment consultant during the twelve months ended March 31, 2009. The grants were expensed immediately. There are 273,929 stock options outstanding for non-employees as of March 31, 2009 at an average exercise price of $.342 per share.

         The Company issued grants for 55,000 shares of common stock at an average exercise price of $.267 per share to non-employee consultants during the three months ended March 31, 2008. The grants were expensed immediately. There are 227,500 stock options outstanding for non-employees as of March 31, 2008 at an average exercise price of $.356 per share.

         The Company issued grants for 172,500 shares of common stock at $.384 per share in the year ended December 31, 2007. The grants were expensed immediately. There are 172,500 stock options at $.384 per share outstanding as of December 31, 2007. There were no non-employee stock options outstanding as of
December 31, 2006.

         Prior to January 1, 2006, the Company accounted for stock-based awards using the intrinsic value method of accounting in accordance with Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). Under the intrinsic value method of accounting, no compensation expense was recognized in the Company's consolidated statements of operations when the exercise price of the Company's employee stock option grant equaled the market price of the underlying common stock on the date of grant and the measurement date of the option grant is certain. The total exercise value of all options granted to employees and directors of the Company in the year ended
December 31, 2007 was approximately $425,000. Under SFAS 123R, the Company remeasures the intrinsic value of the options at the end of each reporting period until the options are exercised, cancelled or expire unexercised. As of
March 31, 2008, there are 5.5 million options with a weighted average exercise price of $0.29 and a weighted average remaining life of 9.15 years, which remain outstanding and continue to be remeasured at the intrinsic value over their remaining vesting period ranging from 3 months to 3 years. Compensation expense in any given period is calculated as the difference between total earned compensation at the end of the period, less total earned compensation at the beginning of the period. Compensation earned is calculated on a straight line basis over the requisite service period for any given option award. A total of approximately $756,000 in compensation expense remains unearned as of March 31,
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

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss)
before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The
Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of March 31, 2009 and 2008, the Company had refundable tax assets of $1,419,418 and 1,477,580, respectively, based on prepayments that the Company has made that are available to offset future taxable income.

The following (benefits) provision for income taxes by geographic operations is as follows:

                                                                             Transition
                                                                               Period
                                               For the         For the       the Three         For the Years Ended
                                             Year Ended      Year Ended     Months Ended             March 31,
                                              March 31,       March 31,       March 31,    ------------------------------
                                                2009            2009            2008            2007            2006
                                            -------------   -------------   ------------   -------------    -------------
(Loss) Income from operations                                (Unaudited)     (Unaudited)
before income taxes:
    US operations ........................  $ (13,035,389)  $  (3,156,745)  $   (803,243)  $  (3,025,217)   $  (1,904,804)
    Japan operations .....................     (7,462,996)     (4,703,749)     2,521,206      (7,129,347)      (1,557,452)
                                            -------------   -------------   ------------   -------------    -------------
Total (loss) profit from operations before
    income taxes .........................    (20,498,385)     (7,860,494)     1,717,963     (10,154,564)      (3,462,256)
(Loss) gain from discontinued operations .              -        (110,000)             -        (110,000)         207,512
                                            -------------   -------------   ------------   -------------    -------------
                                            $ (20,498,385)  $  (7,970,494)  $  1,717,963   $ (10,264,564)   $  (3,254,744)
                                            =============   =============   ============   =============    =============

The (benefits) provision for income taxes by geographic operations is as follows:

                                                                             Transition
                                                                               Period
                                               For the         For the       the Three         For the Years Ended
                                             Year Ended      Year Ended     Months Ended             March 31,
                                              March 31,       March 31,       March 31,    ------------------------------
                                                2009            2009            2008            2007            2006
                                            -------------   -------------   ------------   -------------    -------------
                                                             (unaudited)
US operations ............................  $           -   $           -   $          -   $           -    $           -
Japan operations .........................       (256,455)       (916,046)     1,357,598      (2,005,601)         515,000
                                            -------------   -------------   ------------   -------------    -------------
Total (benefit) provision for income taxes  $    (256,455)  $    (916,046)  $  1,357,598   $  (2,005,601)   $     515,000
                                            =============   =============   ============   =============    =============

The components of the (benefits) provision for income taxes by taxing jurisdiction is as follows:

                                                                             Transition
                                                                               Period
                                               For the         For the       the Three         For the Years Ended
                                             Year Ended      Year Ended     Months Ended             March 31,
                                              March 31,       March 31,       March 31,    ------------------------------
                                                2009            2009            2008            2007            2006
                                            -------------   -------------   ------------   -------------    -------------
                                                             (unaudited)
US Federal, State and Local:
        Current ..........................  $           -   $           -   $          -   $           -    $           -
        Deferred .........................  $           -   $           -   $          -   $           -    $           -
Japan:
        Current (benefit) provision ......  $    (256,455)  $    (916,046)  $  1,357,598   $  (2,005,601)   $     515,000
        Deferred .........................  $           -   $           -   $          -   $           -    $           -

A reconciliation of the Company's effective tax rate to the statutory US Federal tax rate is as follows:

                                                                             Transition
                                                                               Period
                                               For the         For the       the Three         For the Years Ended
                                             Year Ended      Year Ended     Months Ended             March 31,
                                              March 31,       March 31,       March 31,    ------------------------------
                                                2009            2009            2008            2007            2006
                                            -------------   -------------   ------------   -------------    -------------
                                                             (unaudited)
Statutory rate ...........................      35.0%           35.0%           35.0%           35.0%           35.0%
Foreign tax differential .................       6.0%            6.0%            6.0%            6.0%            6.0%
State and Local ..........................       5.7%            5.7%            5.7%            5.7%            5.7%
                                            -------------   -------------   ------------   -------------    -------------
Effective Rate ...........................      46.7%           46.7%           46.7%           46.7%           46.7%
                                            =============   =============   ============   =============    =============

The effect of tax law changes on deferred tax assets and liabilities did not have a significant effect on the company's effective tax rate.

The significant components of activities that gave rise to refundable income tax assets that are recorded in the consolidated balance sheets were as follows:

                                             For the Year Ended March 31,
                                            -----------------------------
                                                 2009            2008
                                            -------------   -------------
Deferred Income taxes ....................  $           -   $           -
Refundable Income taxes ..................      1,419,000       1,478,000
Operating loss carry forwards ............     13,000,000       9,750,000
                                            -------------   -------------
Gross Tax Asset ..........................     14,419,000      11,228,000
Less: Valuation Allowance ................    (13,000,000)     (9,750,000)
                                            -------------   -------------
Refundable Tax Asset, net of Allowance ...  $   1,419,000   $   1,478,000
                                            =============   =============

         The valuation allowance at March 31, 2009, principally applies the net operating loss ("NOL") carry forwards that, in the opinion of management, are more likely than not to expire before the Company can use them. Total Deferred
Taxes - foreign (Japan) were approximately $4,800,000. Total Deferred Taxes - US were approximately $8,200,000.

         For tax return purposes, the Company has available US and Japanese NOL carry forwards of approximately $35.3 million which expire in various years through 2029, subject to any potential Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") due to ownership changes in IA Global and statutory Japanese limitations. In general, an ownership change, as defined by
Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. IA Global has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not currently completed a study to assess whether a change of control has occurred or whether there have been multiple changes of control since the company's formation due to the significant complexity and cost associated with such study and that there could be additional changes in control in the future. If the
Company has experienced a change of control at any time since the Company formation, utilization of our NOL credit carry forwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL credit carry forwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

NET LOSS PER SHARE - The Company has adopted SFAS No. 128, "Earnings per Share."
Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2009, there were options outstanding for the purchase of 11,693,512 common shares, warrants for 38,962,243 common shares and shares issued as collateral for loans of 3,554,546 shares of common stock which could potentially dilute future earnings per share. As of March 31, 2008, there were options outstanding for the purchase of 9,126,042 common shares, convertible debentures convertible into 7,666,679 common shares and warrants for
62,243 shares of common stock which could potentially dilute future earnings per
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

         In December 2007, the FASB issued SFAS No. 160, "Non-controlling
Interests in Consolidated Financial Statements--an amendment of Accounting
Research Bulletin No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the provisions of SFAS 160 to determine the impact on the Company's consolidated financial statements. The adoption of SFAS 160 is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

         In March 2008, the FASB issued SFAS No. 161, "Disclosures about
Derivative Instruments and Hedging Activities--an amendment of FASB Statement
No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This
Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

         In May 2008, FASB issued FASB Staff Position ("FSP") APB 14-1,
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon
Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt
issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP
APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The
Company will adopt FSP APB 14-1 beginning in the first quarter of fiscal 2009, and this standard must be applied on a retrospective basis. The adoption of FSP
APB 14-1 is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

         In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally
Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the
United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board's
amendments to AU Section 411, The Meaning of Present Fairly in Conformity with
Generally Accepted Accounting Principles. The adoption of SFAS No. 162 did not
Have a material impact on the preparation of its consolidated financial statements.

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

         In January 2009, the FASB issued FSP EITF 99-20-1, "Amendments to the
Impairment Guidance of EITF Issue No. 99 - Recognition of Interest Income and
Impairment on Purchased and Retained Beneficial Interests in Securitized
Financial Assets". FSP EITF 99-20-1 changes the impairment model included within
EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP
EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on "market participant" estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the "market participant" view to a holder's estimate of whether there has been a "probable" adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether another-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our results of operations, financial position or liquidity.

         In April 2009 the FASB issued FSP No. 141R-1 Accounting for Assets
Acquired and Liabilities Assumed in a Business Combination That Arise from
Contingencies, or FSP 141R-1. FSP 141R-1 amends the provisions in SFAS 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP
No. 141R-1 did not have a material impact on the Company's results of operations, financial position or liquidity.

         In April 2009 the FASB issued three related Staff Positions: (i) FSP
No. 157-4, Determining Fair Value When the Volume and Level of Activity for the
Asset or Liability have Significantly Decreased and Identifying Transactions
That Are Not Orderly, or FSP 157-4, (ii) FSP 115-2 and FSP No. 124-2,
Recognition and Presentation of Other-Than-Temporary Impairments , or FSP 115-2
and FSP 124-2, and (iii) FSP 107-1 and APB No. 28-1, Interim Disclosures about
Fair Value of Financial Instruments, or FSP 107 and APB 28-1, which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods.

         In May 2009 the FASB issued SFAS No. 165, Subsequent Events, or SFAS
165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective in the first interim period ending after June 15, 2009. The Company expects SFAS
165 will have an impact on disclosures in their consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and value of the any subsequent events occurring after adoption.

         In June 2009 the FASB issued SFAS No. 167, Amendments to FASB
Interpretation No. 46(R), or SFAS 167, that will change how we determine when an entity that is insufficiently capitalized or is not controlled through voting
(or similar rights) should be consolidated. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 is effective for financial statements after
January 1, 2010. The Company is currently evaluating the requirements of SFAS
167 and the impact of adoption on their consolidated financial statements, if any.

         In June 2009 the FASB issued SFAS No. 168, The FASB Accounting
Standards Codification and the Hierarchy of Generally Accepted Accounting, or
SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009 the FASB launched FASB's new
Codification entitled The FASB Accounting Standards Codification, or FASB ASC.
The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on the
Company's consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.

         A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the consolidated financial statements.

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

         Global Hotline was established on September 7, 2004, as an operator of major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global
Hotline in June 2005, this business has expanded rapidly with the signing of multi-year contracts with major corporations and the addition of credit card and catalog products. As of March 31, 2009 they operate eight call centers in Japan and employ approximately 885 full time and part time employees.

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

         On July 25, 2007, Global Hotline announced that it had closed an
Agreement with KDDI for the three month period ending September 30, 2007. Global
Hotline agreed to sell telephone products on behalf of KDDI and will be paid an hourly rate, with payment due in 30 days after the month billed. Subsequently, the Company renewed its agreements with KDDI to September 30, 2008.

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

         On April 14, 2009, Global Hotline announced that it had signed
Agreements with KDDI for the three month period from April 1, 2009 to June 30,
2009. Global Hotline agreed to sell telephone and wireless products on behalf of this customer and will be paid primarily on an incentive basis for telephone lines sold and an hourly rate for wireless products sold with possible bonuses if certain volume targets are achieved, with payments due in 30 days after the month billed. The Agreements may be cancelled under certain conditions. On July
1, 2009, Global Hotline signed Agreements with KDDI for the three month period from July 1, 2009 to September 30, 2009.

         On December 22, 2005, a wholly owned subsidiary of Global Hotline, IA
Partners Co Ltd ("IA Partners"), entered into an agreement (the "Partner
Contract") with QA Marketing Corporation ("QA"), a Japanese Company. Pursuant to
this agreement, IA Partners sells various internet and broadband products on behalf of NTT and QA, with sales commissions payable from 30-120 days after confirmation by Internet Service Partners. The Partner Contract was
automatically renewed on December 22, 2006, and continues to be automatically renewable for an additional year unless it is terminated by either party upon sixty days notice before the expiration date. On October 22, 2008, the parties automatically renewed this agreement and it will expire on December 22, 2009.
The Partner Contract may be cancelled under certain conditions. On February 24,
2009, the parties cancelled the Partner Contract.

         On February 24, 2009, IA Partners entered into an agreement (the
"Outsourcing Agreement") with Japan Hotline Co Ltd("Japan Hotline"), a Japanese
Company. Pursuant to this agreement, IA Partners sells various internet and broadband products on behalf of NTT and Japan Hotline on an hourly rate for products sold. On March 31, 2009 the parties automatically renewed this agreement and it will expire on March 31, 2010. The Agreement may be cancelled under certain conditions.

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
The Agency Contract was automatically renewed through April 14, 2010. The Agency
Contract may be cancelled under certain conditions.

         On April 7, 2008 and September 1, 2008, SG entered into a Consent
Agreement ("Consent Agreement") with Softbank Telecom Co Ltd., a Japanese
Company ("Softbank"). Pursuant to this agreement, SG received payments in April,
June and September, 2008 for expanding telemarketing operations related to prior agreements with Japan Telecom. The payments may require repayment in March 2011 if certain sales targets are not achieved. Based on sales for the twelve months ended March 31, 2009, SG does not expect to repay any payments under the Consent
Agreements. The Consent Agreement may be cancelled under certain conditions.

         On May 10, 2006, IA Partners entered into an Agency Agreement with
AFLAC Co Ltd, a Japanese Company ("AFLAC"). Pursuant to this Agency Agreement,
IA Partners agreed to sell insurance products starting on approximately June 1,
2006, on behalf of AFLAC, with sales commissions payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement is automatically renewed each year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement was automatically renewed on May 2, 2007,
May 1, 2008 and April 14, 2009 through May 2, 2010. The Agency Agreement may be cancelled under certain conditions.

         On October 21, 2008, IA Partners announced that a Memorandum on
Telemarketing Support and an Agency Agreement (together, the "Agreements") were signed with AFLAC for the period June 1, 2008 through May 31, 2009. The IA
Partners has agreed to sell insurance products on behalf of AFLAC, with fees payable based on booths operated and a percentage of the annual premium sold, with payments due in 30 days after the month billed. The Agreements were automatically renewed on April 1, 2009 through May 31, 2010. The Agreements may be cancelled under certain conditions.

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

         On May 21, 2007, IA Partners entered into a Call Center Business
Service Agency Agreement with NTT, a Japanese Company. IA Partners sells various internet and broadband products on behalf of NTT, with sales commissions payable from 30 days after confirmation by NTT. The Agency Agreement expires on May 20,
2008. The Agency Agreement can be terminated by either party upon ninety days
Notice and may be cancelled under certain conditions. Sales activities started in October 2007. On October 1, 2008, the parties cancelled the Business Service
Agency Agreement.

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
The Agency Agreement was automatically renewed July 8, 2008 for the period and
August 8, 2008 through August 7, 2009. While the Alico contracts are in effect, due to the AIG financial difficulties, personnel were allocated to other contracts during the three months ended December 31, 2008 and March 31, 2009.

         On January 7, 2008, Inforidge entered into an Outbound Telemarketing
Agreement, effective as of November 30, 2007, with Alico. Pursuant to this agreement, Inforidge will receive payments for expanding telemarketing operations related to prior agreements with Alico. The Agreement expired on
March 31, 2008, but was extended through March 31, 2009. Due to the AIG financial difficulties, personnel were allocated to other contracts during the three months ended December 31, 2008 and March 31, 2009.

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

         On May 9, 2008, Global Hotline entered into Sales and Promotion
Agreements with Belluna Co. Ltd., a Japanese Company ("Belluna"). Global Hotline
agreed to represent Belluna in its mail order business, with sales commissions payable in thirty days. The Agreements were automatically renewed on April 14,
2009 through May 8, 2010, and are automatically renewable for an additional year. The Agreements may be cancelled with 90 or 120 days notice, respectively.
The Agreements may be cancelled under certain other conditions.

         On May 9, 2008, Inforidge entered into Recruiting Agreements with
Belluna. Inforidge agreed to assist Belluna in temporary hiring for its mail order business, with commissions payable in thirty days. The Agreements were automatically renewed on April 14, 2009 through May 8, 2010 and is automatically renewable for an additional year. The Agreements may be cancelled under certain conditions.

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

         On April 14, 2009, Global Hotline and Inforidge entered into Agreements with Zurich for the period May 7, 2009 through May 6, 2010. Pursuant to these
Agreements, Global Hotline and Inforidge agreed to sell insurance products on behalf of the customer, with sales commissions payable in thirty days. The
Agreements have no expiration date, but can be cancelled with sixty days notice by either party. The Agreements may be cancelled under certain other conditions.

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
                                                                      ==========

GLOBAL HOTLINES PHILIPPINES INC. (Unaudited)

         In the Philippines, IA Global is the 100% owner of Asia Premier
Executive Suites Inc. ("Asia Premier") and Shift Resources Inc. ("Shift"),
companies who have now been merged into a single organization and operate as
Global Hotline Philippines Inc ("Global Hotline Philippines").

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

         The transaction was structured as a share exchange in which IA Global issued 1,250,000 shares of its common stock at $.24 per share, the close price during the negotiations, totaling $300,000; plus three Notes Payable totaling
$268,000, of which $262,000 was paid as of September 1, 2009. An earn-out of
$50,000 based on profitability of the Asia Premier business through January 27,
2009 was not earned as of March 31, 2009. The transaction was valued at
$618,000.

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
The transaction was valued at $225,000.

         Both the Asia Premier and the Global Hotline Philippines acquisition resulted in intangibles having been acquired by the Company.

         As of March 31, 2009, Global Hotline Philippines operates one call center in the Philippines and employs 20 full time and part time employees and has an 81 additional revenue generating seats. In addition, it signed a long term Business Processing and Marketing Services Agreement with HTMT Global
Solutions Limited ("HTMT") on January 9, 2009. Global Hotline Philippines will also extensively use HTMT's world class infrastructure, certifications, and extensive call center facilities to deliver services to Global Hotline
Philippines' growing client base. Under a revenue sharing and collocation basis
Global Hotline Philippines can now undertake large scale outsourcing projects without the need to infuse new capital to build out additional call center facilities.

Human Capital and Resources

EQUITY INVESTMENT IN GPLUS MEDIA CO LTD

         On August 24, 2007, the Company closed a 25.0% equity investment in
GPlus by agreeing to issue 3,885,713 shares of common stock with a total value of $1,360,000 or $.35 per share, which was the closing price on August 20, 2007, the day negotiations were completed.

         For the twelve months ended March 31, 2009, the Company recorded a gain on our investment in GPlus of $12,510 that increased our investment in GPlus. On
March 6, 2009, the Company sold its 25% interest in GPlus to the management of
GPlus for $73,931 and recorded a loss on sale of $1,286,500 during the three months ended March 31, 2009.

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

         Slate is a Japan headquartered Executive Search firm with operations and business entities in Tokyo and a call center in Manila, Philippines.

         For the twelve months ended March 31, 2009, the Company recorded a loss on our investment in Slate of $10,427 that decreased our investment in Slate.
The investment in Slate was valued at $1,386,054 as of March 31, 2009.

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

         ASFL raised funds through the issuance of private loans and bank debt within Australia and provided short term, secured, real property loans to businesses and investors in Australia. The bank line of credit used to fund the business has been terminated effective November 2009 and ASFL was not able to replace the bank line of credit with any funding and is expected to be liquidated.

         For the twelve months ended March 31, 2009, the Company recorded a profit on our investment in ASFL of $265,039 that increased our investment in
ASFL. The investment in ASFL was considered impaired as of March 31, 2009 and write-down on our ASFL equity investment of approximately $7,195,000 was booked during the twelve months ended March 31, 2009.

EQUITY INVESTMENT IN TAICOM SECURITIES CO LTD

         In Japan, we have a 12.6% equity investment as of July 10, 2009 in
Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm. Taicom provides a broad range of value-added financial services and competitive products. These services currently include the brokerage of Japanese commodities, options derivatives trading, foreign currency, equities and margin as well as offering wealth management and investment consulting services to diversified clients. In addition to offering a broad news and information gathering network, Taicom offers creative solutions that meet the sophisticated trading needs of its clients.

         For the fourth quarter ended in the year ended March 31, 2009, the
Company has accounted for Taicom under the cost method. Under the cost method, a long-term investment is recorded at cost and carried at that amount until it is sold or otherwise disposed of or until it is written down. A write-down from cost, subsequent to becoming a cost method investment, is appropriate when dividends received represent a liquidating dividend, that is, a dividend received in excess of earnings subsequent to investment date. Otherwise, any dividends received should be recorded as investment income.

         Taicom is a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and in Osaka and has three branch offices in Japan.

June 3, 2008 Exchange Agreement
-------------------------------

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

         Taicom is a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and in Osaka and has three branch offices in Japan.

         The transaction between the Company and Taicom was structured as a share exchange in which the Company issued 26,000,000 shares of its common stock at $.20 per share, the close price during the negotiations in exchange for
1,389,750 Class B Preferred Shares of Taicom. The transaction was valued at
$5,200,000.

December 12, 2008 Amendment to Share Exchange Agreement
-------------------------------------------------------

         On December 12, 2008, the Company and Taicom entered into an Amendment to Share Exchange Agreement (the "Amendment"). Pursuant to this Amendment, the
Company agreed to return 302,100 of its Taicom Preferred Shares on each of
December 12, 2008, January 20, 2009 and February 20, 2009 or 906,300 in total, in exchange for three $130,000 cash payments or $390,000 in total. Upon the completion of these payments, the Company's 20% interest in Taicom would be reduced to approximately 8% or 483,450 Class B Preferred Shares of Taicom. The
February 13, 2009 share return may be adjusted on a pro-rata basis if the average closing share price of the common stock for the period December 12, 2008 to February 13, 2009 is below $.038 per share.

         As of February 13, 2009, Taicom paid a total of $180,000 to the Company and the Company has returned 302,100 Taicom shares to Taicom, reducing the
Company's interest in Taicom to 16%. Taicom has paid $50,000 toward their
January 20, 2009 payment. The remaining $80,000 due on the January 20, 2009 payment has not been made. In addition, the entire February 20, 2008 payment was not received.

December 12, 2008 Form of Performance Warrant
---------------------------------------------

         On December 12, 2008, the Company issued a Performance Warrant to Mr.
Ning, the Chairman of Taicom. The Performance Warrant requires Mr. Ning to raise
$500,000 by each of March 31, 2009, May 31, 2009, July 31, 2009 and September
30, 2009 or $2,000,000 in total. If the funds are raised by this timetable, Mr.
Ning earns the Performance Warrant for 8,125,000 common shares exercisable at
$.04 per share or 32,500,000 in total and such warrant expires on December 11,
2013. If the funds are not raised by the indicated date, the Performance Warrant for the date indicated is forfeited. The Company agreed to register the common stock issuable upon the exercise of the Performance Warrants with NYSE AMEX once such Performance Warrant is earned. The Performance Warrant was issued to an accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

April 1, 2009 Amendment to Share Exchange Agreement
---------------------------------------------------

         On April 1, 2009, the, Taicom and ArqueMax Ventures, LLC ("AMV"), an
entity controlled by Michael Ning, the Chairman of Taicom, entered into an
Amendment to Share Exchange Agreement (the "Amendment No. 2"). Pursuant to this
Amendment NO. 2, the Company returned the following Taicom Preferred Class B
Stock ("Taicom Stock") for the indicated payments by Taicom:

$ Paid By                   Shares
  Taicom         Date      Returned
---------    ----------    --------
$ 130,000    12/12/2008     302,100
   50,000      2/2/2009     116,192
   41,000      4/1/2009      95,278
---------                  --------
$ 221,000                   513,570
=========                  ========

         The return of these shares of Taicom Stock reduced the Company's 20%
interest in Taicom to 876,180 shares or 16%, 14% and 12.6% as of December 12,
2008, February 2, 2009 and April 1, 2009, respectively.

         The Company recorded a loss on sale of $996,777 during the three months ended December 31, 2008 and recorded a loss on sale of $725,166 during the three months ended March 31, 2009 related to the return of the Taicom Stock.

         In addition, the Company agreed to issue preferred stock ("IAO
Preferred Stock"), at $1.000 per share, to AMV for the following additional payments: $140,000 to be paid on or about April 7, 2009, $67,000 to be paid on or about April 15, 2009 and $110,000 to be paid on or about April 30, 2009. The three payments are independent of each other and the payment or non-payment of one or more payments is not dependent on the payment or non-payment of any one or more of the other payments. All payments were paid.

         At AMV's sole discretion, AMV may either (1) convert some or all of its
IAO Preferred Stock into 12,800,000 shares of the Company's common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom
Stock owned by the Company pro rata. The conversion of IAO Preferred Stock into
Taicom Stock is automatically triggered in the case of certain events, including delisting from NYSE AMEX, bankruptcy or insolvency.

April 1, 2009 Form of Performance Warrant
-----------------------------------------

         On April 1, 2009, the Company amended the Form of Performance Warrant with Mr. Ning that was signed on December 12, 2008 ("Amended Warrant"). The
Amended Warrant reduced the number of shares of common stock that Taicom could receive upon the closing of financings to 3,591,250 from 32,500,000 common shares. The Company agreed to register the common stock issuable upon the exercise of the Amended Warrant with NYSE AMEX and file a registration statement on Form S-3 within sixty days of approval by NYSE AMEX. The Amended Warrant was issued to an accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D
promulgated under the Securities Act.

April 1, 2009 Services Agreement
--------------------------------

         On April 1, 2009, the Company also entered into a Services Agreement
("Services Agreement") with AMV. Pursuant to the Services Agreement, the Company agreed to close a stock exchange with Taicom whereby 67,000,000 shares of the
Company's common stock will be issued for 877,557 shares of Taicom Stock. The IA
Global shares would be valued at $.035 per share, the price during the negotiations. The Taicom Stock will be valued at the book value for Taicom. The
Taicom Stock are restricted securities and may not be resold, distributed, collateralized liquidated or transferred to any person or entity.

         In addition, AMV or an affiliate has agreed to loan $300,000 to the
Company on or before June 3, 2009, which loan was made to the Company on June 8,
2009. The closing of these transactions are subject to the completion of due diligence on or before May 31, 2009, and obtaining shareholder approval. In the event of the unsatisfactory completion of due diligence, AMV shall have a unilateral option to immediately terminate this Services Agreement and have no further obligations with respect to this Services Agreement and the terms and conditions contained herein (hereinafter "Unilateral Termination"). In the event of Unilateral Termination, the Company shall immediately return all of the then outstanding shares it holds of Taicom Stock.

         After the closing of the transactions pursuant to the Services
Agreement, the Company expects to own 25.2% of Taicom and Taicom and AMV would own 36.3% of IA Global.

June 8, 2009 Services Agreement
-------------------------------

         On June 8, 2009, the Company entered into a Services Agreement
("Agreement") with AMV. Pursuant to this agreement, AMV is providing funding to the Company of $300,000 in exchange for IA Global Convertible Senior Debentures
("Debentures") that carry a 12% interest rate and are due December 8, 2009. The
Debentures are convertible into 10,000,000 shares of IAO Common Stock at $0.030 per share upon issuance. In the event Company is not able to pay back the principal amount plus accrued interest by December 8, 2009, AMV shall have the right to convert such Debenture into (1) the proportionate number of collateralized IAO Common Shares, or (2) 940,121 shares of Taicom Preferred
Class B stock. The $300,000 in funding will be paid in five tranches that are independent of each other and that payment or non-payment of one or more tranches is not dependent on the payment or non-payment of any one or more of the other tranches.

         On July 17, 2009, AMV notified us that we were in default of 5 (h)
under the June 8, 2009 Agreement and as a result did not fund the $60,000 due
June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by June 8, 2009 Agreement. AMV could claim ownership of our Taicom shares. This would result in a loss on investment of approximately $2,861,000.
Based on the $120,000 in funding under this Agreement, the Company may be required to issue 4,000,000 shares. The parties are negotiating over the
Agreement.

         In addition, the Company agreed to a share exchange with Taicom whereby
10,500,000 shares of the Company's common stock will be issued for 137,528 shares of Taicom Stock at the earlier of July 31, 2009 or the record date for the 2009 Annual Shareholder Meeting . The IA Global shares would be valued at
$.035 per share, the price during negotiations. The Taicom Stock will be valued at the book value for Taicom. The Taicom Stock are restricted securities and may not be resold, distributed, collateralized liquidated or transferred to any person or entity.

June 2, 2009 Form of Performance Warrant
----------------------------------------

         On June 2, 2009, with an effective date of June 8, 2009, the Company entered into a Form of Performance Warrant ("Warrant") with AMV. The Warrant provides for 5,213,105 shares of Company common stock to AMV at $.05 per share.
The Warrant is exercisable for a sixty month period and requires the payment of
$300,000 in funding that is reflected in the June 8, 2009 Services Agreement.
The Company agreed to register the common stock issuable upon the exercise of the Warrant with NYSE AMEX and file a registration statement on Form S-3 within sixty days of approval by NYSE AMEX. The Performance Warrant was issued to an accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

         For the twelve months ended March 31, 2009, the Company recorded a loss on our investment in Taicom of $421,872 that decreased our investment in Taicom.
In addition, subsequent to our return of 513,570 Taicom Class B Preferred Shares with respect to the above December 12, 2008, February 2, 2009 and April 1, 2009 payments, as per the above amendments, the Company recorded a loss of $1,736,934 on the sale of its equity investment in Taicom. The total value of our investment in Taicom was valued at $2,861,365 as of March 31, 2009. The Company accounted for its investment in Taicom under the cost method as of the three months ended March 31, 2009.

PRO-FORMA FINANCIAL DATA

         The pro-forma financial data for the equity investments the years ended
March 31, 2009 and December 31, 2007 and 2006 were as follows:

Year Ended March 31, 2009 (Unaudited)

                                            Pre-Acquisition   Pre-Acquisition
                                             Operations of     Operations of
                             As Reported         Taicom       Global Hotline     Pro Forma
                            Twelve Months      Securities       Philippines     Twelve Months
                             Ended March       April 1 -       April 1 - May     Ended March
                               31, 2009      June 3, 2008 *     27, 2008 *        31, 2009
                            -------------   ---------------   ---------------   -------------
Revenue .................   $ 57,107,050       $       -         $ 37,525       $ 57,144,575
Net loss before
 extraordinary items ....    (20,241,930)       (260,807)            (679)       (20,503,417)
Net income loss .........    (20,241,930)       (260,807)            (679)       (20,503,416)
Net loss per common share          (0.10)              -                -              (0.10)

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
                                                Pre-         Acquisition
                                            Acquisition     Operations of
                                           Operations of        Slate         For Forma
                           As Reported      GPlus Media      Consulting      Nine Months
                           Twelve Months     January 1-       January 1-        Ended
                           December 31,      August 23,       August 23,     September 30,
                               2007            2007 *           2007 *           2007
                           -------------   -------------    -------------    -------------
Revenue ...............    $ 29,136,435    $           -    $           -    $ 29,136,435
Loss (income) before
 extraordinary items ..      (8,258,963)   $           -           11,224      (8,247,739)
Net loss (income) .....      (8,258,963)   $         932                -      (8,258,031)
Loss per common share .           (0.05)               -                -           (0.05)

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

* - ASFL equity investment closed on October 19, 2008.

         There were no material, nonrecurring items included in the reported the pro-forma results.

SUMMARY OF DISCONTINUED OPERATIONS AND ACQUISITION NOT COMPLETED

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

                                                         Year Ended
                                                     December 31, 2006
                                                     -----------------
Revenue ..........................................      $ 7,651,125
Cost of sales ....................................        6,083,120
                                                        -----------
Gross profit .....................................        1,568,005
Operating and non-operating expenses .............        1,427,106
Minority interest ................................           49,655
Income taxes .....................................           15,190
                                                        -----------
Loss from discontinued operations ................           76,054
Gain from disposal of discontinued operations ....          463,375
Loss on impairment of note receivable from
 sale of discontinued operations .................         (331,917)
                                                        -----------
Total gain (loss) from discontinued operations ...      $   207,512
                                                        ===========

NOTE 4.  ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $5,994,117 and $12,746,290 as of March 31,
2009 and 2008, respectively. The Company had the following customers with sales in excess of 10%, and these are their respective percentages of consolidated revenue for the following periods:

                                                             Transition
                                                              period -
                                                            Three Months
                                 Year ended   Year Ended       Ended        Year Ended
                                  March 31,    March 31,      March 31,    December 31,
                                    2009         2008           2008       2007    2006
                                 ----------   -----------   ------------   ----    ----
                                              (Unaudited)
KDDI Network Solutions .......       25%          27%            17%        28%     29%
Internet Service Partners/ NTT       12%          27%            18%        34%     44%
AFLAC.........................        *            *              *         11%     12%
AIG ..........................       10%          21%            10%        12%      *
Softbank .....................       26%          15%            26%         *       *
-% is less than 10%.

         KDDI is a Global Hotline customer. Internet Service Partners/Japan
Hotline /NTT is a IA Partners customer. AIG is an IA Partner and Inforidge customer. Softbank is a Global Hotline and SG Telecom customer. There were no other customers, other than the above, in excess of 10% in the respective periods.

         KDDI accounted for 19% and 11% of accounts receivable as of March 31,
2009 and 2008, respectively. Internet Service Partners/ Japan Hotline/ NTT accounted for 17% and 23% of total accounts receivable as of March 31, 2009 and
2008, respectively. Softbank accounted for 6% and 31% of total accounts receivable as of March 31, 2009 and 2008, respectively. The Company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5.  PREPAID EXPENSES

         Prepaid expenses were $1,184,572 and $1,967,164 as of March 31, 2009 and 2008, respectively. These assets included prepaid insurance, prepaid financing costs and other costs incurred by the Company and prepaid hiring, rent and other expenses incurred by Global Hotline.

NOTE 6.  EQUIPMENT

         Equipment, net of accumulated depreciation, was $2,207,849 and
$2,431,954 as of March 31, 2009 and 2008, respectively. Accumulated depreciation was $2,127,403 and $1,131,248 as of March 31, 2009 and 2008, respectively. Total depreciation expense was $903,931, $191,219, $211,388 and $335,076 for the
twelve months ended March 31, 2009, three months ended March 31, 2008 and for the twelve months ended December 31, 2007 and 2006, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

         Property and equipment is comprised of the following:

                                                         March 31,
                                  Estimated     -------------------------   December 31,
                                 Useful Lives       2009          2008          2007
                                 ------------   -----------   -----------   -----------
Equipment and vehicles .......   24-60 months   $ 3,387,060   $ 2,559,954   $ 1,729,458
Leasehold improvements .......   27-60 months       948,192     1,000,000       814,241
                                                -----------   -----------   -----------
                                                  4,335,252     3,559,954     2,543,699
Less: accumulated depreciation                   (2,127,403)   (1,128,000)     (866,412)
                                                -----------   -----------   -----------
                                                $ 2,207,849   $ 2,431,954   $ 1,677,287
                                                ===========   ===========   ===========

NOTE 7.  INTANGIBLE ASSETS

         Intangible assets as of March 31, 2009 and 2008 consisted of the following:

                                                        March 31,
                                  Estimated     -------------------------
                                 Useful Lives       2009          2008
                                 ------------   -----------   -----------
Customer contracts ...........    3-5 years     $ 5,621,420   $ 4,946,030
Less: accumulated amortization                   (5,065,550)   (4,614,901)
                                                -----------   -----------
    Intangible assets, net ...                  $   555,870   $   331,129
                                                ===========   ===========

         Total amortization expense was $450,649 and $1,225,828 for the years ended March 31, 2009 and 2008 (Unaudited), respectively. Total amortization expense was $397,352 for the transition period the three months ended March 31,
2008. Total amortization expense was $1,589,408 and $1,644,800 for the years ended December 31, 2007 and 2006, respectively.

         The fair value of the Global Hotline intellectual property acquired was estimated using a discounted cash flow approach based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with significant telecommunications companies. In summary, the estimate was based on a projected income approach and related discounted cash flows over three years, with applicable risk factors assigned to assumptions in the forecasted results. The entire $4,496,030 has been amortized as of March 31, 2009.

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

         The cost to acquire Asia Premier and Shift, collectively referred to as
Global Hotline Philippines, and the allocation of its assets is as follows:

                                                     Asia
                                                    Premier             Shift
                                                   ---------          ---------
Purchase price:
     Issuance of common stock ............         $ 300,000          $ 190,000
     Cash ................................                 -             35,000
     Notes payable .......................           268,000                  -
                                                   ---------          ---------
                                                     568,000            225,000
                                                   ---------          ---------
Net assets and liabilities acquired:
     Current assets ......................            29,145             25,777
     Fixed assets ........................            81,768             22,457
     Liabilities .........................            (9,686)           (31,832)
                                                   ---------          ---------
                                                     101,227             16,402
                                                   ---------          ---------
Excess of purchase price over net
     Assets and liabilities acquired
     Classified as intellectual property .         $ 466,773          $ 208,597
                                                   =========          =========

Future amortization expense related to intangible assets is as follows:

Year Ended March 31,
       2010 ........     $ 135,078
       2011 ........       135,078
       2012 ........       135,078
       2013 ........       135,078
       2014 ........        15,558
                         ---------
                         $ 555,870
                         =========

NOTE 8.  OTHER ASSETS

         Other assets were $3,164,127 and $2,704,752 as of March 31, 2009 and
2008, respectively. These assets included loans receivable from Tesco Co Ltd
("Tesco"), employee loans receivable and bonds related to Global Hotline's leased facilities.

NOTE 9.  ACCRUED PAYROLL TAXES AND SOCIAL INSURANCE TAXES - DELINQUENT

         Accrued payroll taxes and social insurance taxes were $4,850,887 and
$1,203,108 as of March 31, 2009 and 2008, respectively. Such liabilities primarily consisted of Japanese employee taxes deducted but not paid since
August 2008 and penalties and interest. Global Hotline has negotiated a monthly payment schedule from March 2009 through March 2011 on $3,426,330 of the taxes and is negotiating on the remaining taxes. The total estimated unpaid taxes as of August 31, 2009 is approximately $6,000,000.

NOTE 10. ACCRUED LIABILITIES

         Accrued liabilities were $4,657,362 and $6,648,528 as of March 31, 2009 and 2008, respectively. Such liabilities consisted of the following:

                                                March 31,
                                         -----------------------
                                            2009         2008
                                         ----------   ----------
Accrued salaries .....................   $2,154,315   $1,833,317
Trade debt not in accounts payable ...    1,922,998    4,308,945
Accrued interest .....................      487,960      504,043
Other accrued expenses ...............       92,089        2,222
                                         ----------   ----------
                                         $4,657,362   $6,648,528
                                         ==========   ==========

NOTE 11. NOTES PAYABLE/ LONG TERM DEBT

         Notes payable and long term debt were $15,289,602 and $19,104,249 as of
March 31, 2009 and 2008 consisted of the following:

Global Hotline, Inc.
--------------------

H Capital, Inc.
---------------

         Global Hotline, Inc. and SG Telecom received the loans below from H
Capital, Inc., an unlicensed Japanese lender.

         On February 25, 2009, Global Hotline received a 150,000,000 Yen, or approximately $1,546,000 at current exchange rates, working capital loan. The loan required a balloon payment on February 27, 2009.

         On February 27, 2009, Global Hotline received a 100,000,000 Yen, or approximately $1,031,000 at current exchange rates, working capital loan. The loan required a balloon payment on March 16, 2009.

         A year's interest of 15.0% was paid on February 25 and 27, 2009, with a default interest rate of 21.9%. A 10% fee was paid for these working capital loans. The loans were signed by SG Telecom and are guaranteed by the two senior executives and two directors of Global Hotline and by all Global Hotline affiliated entities.

         On April 24, 2009, Global Hotline received 90,000,000 Yen, or approximately $929,000 at current exchange rates, from Kyo Nagae, Chief
Financial Officer of Global Hotline, which was funded by H Capital. The loan required a balloon on May 15, 2009. Interest of 15.0% is to be paid starting on
April 24, 2009, with a default interest rate of 21.9%. The loan was guaranteed by all Global Hotline affiliated entities.

         On February 25, 2009, Global Hotline and subsidiaries pledged all accounts receivable to H Capital and provided H Capital with all bank books and corporate seals, which allows H Capital to control all cash.

         On approximately April 1, 2009, but effective February 25, 2009, the
Company pledged its ownership in Global Hotline as collateral for the loans between Global Hotline and H Capital, subject to a thirty day notice period in the case of Global Hotline's default under the agreements.

         On May 26, 2009, IA Global received notices from H Capital. On May 27,
2009, Global Hotline and SG Telecom did not repay the Loan as requested by H
Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's 600 shares of Global Hotline.

         After review by Japanese corporate counsel, the Company is challenging the validity of the loans and the collateral claimed by H Capital. The Company has discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the loan agreement the
Company signed. The Company has disputed all notices received from H Capital.
The parties continue to negotiate over the alleged unpaid loans.

         The balance due as of July 31, 2009 is 170,000,000 Yen, or approximately $1,753,000 at current exchange rates, plus interest of approximately 15,567,000 Yen, or approximately $160,000 at current exchange rates. Total interest and fees paid during the three months ended March 31, 2009 was 3,329,000 Yen or approximately $34,000 at current exchange rates.

Mitsui Sumitomo Bank Co Ltd.
----------------------------

         On September 29, 2006, Global Hotline received a 30,000,000 Yen, or approximately $255,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co Ltd. The loan requires monthly payments of 357,000 Yen or approximately $3,000 at current exchange rates starting on October 31, 2006 with a final payment of 369,000 Yen or approximately $3,000 due on September 30,
2013. The loan provides for interest at 2.175% payable monthly starting on
September 30, 2006. On July 13, 2009, Global Hotline signed an amendment with
Mitsui Sumitomo Bank Co Ltd. The amendment requires monthly payments of 461,000
Yen or approximately $5,000 at current exchange rates starting on May 31, 2010 with a final payment of 493,000 Yen or approximately $5,000 due on September 30,
2013. A guarantee of 110,095 Yen or approximately $1,100 at current exchange rates was paid to Tokyo Credit Guarantee Association for this amendment.

         On December 26, 2006, IA Partners received a 200,000,000 Yen, or approximately $1,683,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co Ltd. The loan requires a quarterly payment of principal of 12,500,000 Yen, or approximately $105,000 at current exchange rates, starting on March 20, 2008 with a final payment due on December 20, 2011. Interest of
2.00% plus the 3 month TIBOR totaling 2.703% was paid quarterly starting on June
20, 2007. On June 22, 2009, IA Partners signed an amendment with Mitsui Sumitomo
Bank Co Ltd adjusting the repayment of the amount due of 137,500,000 Yen, or approximately $1,432,000 at current exchange rates, to September 22, 2009 and increasing the interest rate to 4.25%.

         On May 16, 2007, Global Hotline received a 50,000,000 Yen, or approximately $415,400 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co Ltd . The loan requires a monthly principal payment of
640,000 Yen, or approximately $5,300 at current exchange rates, starting on
December 31, 2007 with a final payment due on April 30, 2014. Interest of 2.175%
is paid monthly, with the first payment on May 16, 2007 and then monthly starting on June 30, 2007. The loan is guaranteed by the Tokyo Guarantee
Association for a fee of 2,750,625 Yen or approximately $22,900 at current exchange rates. On July 13, 2009, Global Hotline signed an amendment with Mitsui
Sumitomo Bank Co Ltd. The amendment requires monthly payments of 798,000 Yen or approximately $8,000 at current exchange rates starting on May 31, 2010 with a final payment of 816,000 Yen or approximately $9,000 due on April 30, 2014. A guarantee of 255,552 Yen or approximately $3,000 at current exchange rates was paid to Tokyo Credit Guarantee Association for this amendment.

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
On February 5, 2009, IA Partners signed an amendment extending the terms of its working capital loan with Mitsui Sumitomo Bank Co Ltd to March 31, 2009 and increasing the interest rate to 3.975%. Subsequently, IA Partners signed amendments extending the terms of its working capital loan with Mitsui Sumitomo
Bank Co Ltd to June 30, 2009. On June 30, 2009, IA Partners signed an amendment extending the terms of its working capital loan with Mitsui Sumitomo Bank Co Ltd to September 30, 2009 and increasing the interest rate to 4.25%.

         On June 19, 2007, Global Hotline received a 100,000,000 Yen, or approximately $812,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co Ltd. The loan requires a monthly payment of 1,666,000
Yen, or approximately $14,000 at current exchange rates, starting on August 1,
2007, with a final payment of 1,706,000 Yen or approximately $14,000 on June 19,
2012. Interest of 3.05% is paid monthly starting on June 19, 2007. On June 30,
2009, Global Hotline signed an amendment with Mitsui Sumitomo Bank Co Ltd. The amendment requires a balloon payments of 63,348,000 Yen or approximately
$672,000 at current exchange rates on September 30, 2009.

         On July 27, 2007, Global Hotline received a 200,000,000 Yen, or approximately $1,623,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co Ltd. The loan requires a balloon payment of 200,000,000
Yen, or approximately $1,623,000 at current exchange rates, on January 25, 2008.
Interest of 3.00% was to be paid on January 25, 2008. On April 30, 2008, Global
Hotline signed an amendment extending the term and interest payment to July 25,
2008. On August 1, 2008, Global Hotline amended the loan. The amendment requires a monthly repayment of 5,555,000 Yen, or approximately $51,000 at current exchange rates starting on August 31, 2008. On February 2, 2009, the monthly repayment is reset over the remaining payment term, which expires on September
30, 2009 or repayment of 172,255,000 Yen or approximately $1,581,000 at current exchange rates may be required. Interest of 3.375% is payable monthly starting
August 31, 2008. On February 5, 2009, Global Hotline signed an amendment extending the terms of its working capital loan with Mitsui Sumitomo Bank Co Ltd to March 31, 2009 and increasing the interest rate to 3.975%. Subsequently,
Global Hotline signed amendments extending the terms of its working capital loan with Mitsui Sumitomo Bank Co Ltd to June 30, 2009. On June 30, 2009, Global
Hotline signed an amendment extending the terms of its working capital loan with
Mitsui Sumitomo Bank Co Ltd to September 30, 2009 and increasing the interest rate to 4.25%.

         On September 14, 2007, Global Hotline received a 300,000,000 Yen, or approximately $2,616,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co Ltd. The loan required a balloon payment of 300,000,000
Yen, or approximately $2,616,000 at current exchange rates, on November 30,
2007. Interest of 3.00% was to be paid on January 4, 2008. On November 27, 2007, the loan was amended, extending the due date to December 28, 2007. Subsequently,
Global Hotline signed amendments requiring monthly payments starting on March
31, 2008 of 25,000,000 Yen plus interest or approximately $235,000 at current exchange rates, with a final payment due on February 28, 2009. This loan was repaid.

         On February 29, 2008, Global Hotline received a 30,000,000 Yen, or approximately $281,000 at current exchange rates, working capital loan from
Mitsui Sumitomo Bank Co Ltd. The loan requires monthly payments of 358,000 Yen, or approximately $3,400 at current exchange rates starting on March 31, 2008 with a final payment of 286,000 Yen, or approximately $2,700 at current exchange rates on February 28, 2015. Interest of 2.375% is paid monthly starting on March
31, 2008. The loan is guaranteed by Tokyo Credit Guarantee Association. On July
13, 2009, Global Hotline signed an amendment with Mitsui Sumitomo Bank Co Ltd.
The amendment requires monthly payments of 430,000 Yen or approximately $5,000 at current exchange rates starting on May 31, 2010 with a final payment of
478,000 Yen or approximately $5,000 due on February 28, 2015. A guarantee of
92,526 Yen or approximately $1,000 at current exchange rates was paid to Tokyo
Credit Guarantee Association for this amendment.

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
Mizuho Bank Co. Ltd. The loan requires a monthly payment of 25,000,000 Yen, or approximately $219,000 at current exchange rates, starting on January 31, 2008 with a final payment due on June 30, 2008. Interest of 2.375% is paid monthly starting on December 31, 2007. This loan was repaid.

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

         On March 12, 2009, Global Hotline signed a working capital loan agreement with Mizuho Bank Co Ltd for 30,000,000 Yen, or approximately $304,000, at the then current exchange rate. The loan requires principal monthly payments of 250,000 Yen, or approximately $3,000 at the then current exchange rate, plus interest of 2.4%, starting on April 12, 2009, with a final payment due on March
12, 2019. The loan is guaranteed by Tokyo Guarantee Association.

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
The loan provides for interest at 2.225% with interest payments starting on
April 30, 2007 and is guaranteed by Tokyo Guarantee Association. On July 13,
2009, Global Hotline signed an amendment with Resona Bank Co Ltd. The amendment requires monthly payments of 910,000 Yen or approximately $10,000 at current exchange rates starting on June 30, 2010 with a final payment of 880,000 Yen or approximately $9,000 due on December 27, 2010.

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

         On October 14, 2008, Global Hotline received an 120,000,000 Yen, or approximately $1,217,000 at current exchange rates working capital loan from KT
Factory Co Ltd. The loan required a balloon payment and interest of 15% on
November 28, 2008. The loan was guaranteed by Hideki Anan, the CEO of Global
Hotline, Inc. The loan was repaid on November 28, 2008.

         On December 15, 2008, Global Hotline received an 80,000,000 Yen, or approximately $884,000 at current exchange rates working capital loan from
Globacks Co Ltd. The loan required a balloon payment and interest of 15% on
January 30, 2009. The loan was guaranteed by Hideki Anan, the CEO of Global
Hotline, Inc. and Kyo Nagae, the CFO of Global Hotline. The loan was repaid on
January 31, 2009.

         On January 30, 2009, Global Hotline received a 10,000,000 Yen or
$100,000 at current exchange rates from Customer Relation Telemarketing
("CRTM"), a former customer. The loan requires a balloon payment and interest of
1.875% on January 29, 2010. The loan was repaid on July 3, 2009. The loan was not secured or guaranteed.

         On February 4, 2009, Global Hotline received a 5,000,000 Yen or $56,000 at current exchange rates from CRTM, a former customer. The loan requires a balloon payment and interest of 1.875% on January 29, 2010. The loan was repaid on July 3, 2009. The loan was not secured or guaranteed.

         On March 9, 2009, Global Hotline received a 30,000,000 Yen, or approximately $304,000 at current exchange rates working capital loan from
Yachiyo Bank Co Ltd. The loan requires a monthly payment of 5,000,000 Yen, or approximately $53,000 at current exchange rates starting on April 5, 2009 with a final payment on September 5, 2009. Interest of 2.75% is to be paid starting on
April 5, 2009.

         All of the above loans are also guaranteed by Hideki Anan, the CEO of
Global Hotline. As of February 25, 2009, all Global Hotline assets are collateralized to H Capital. On approximately April 1, 2009, the Company pledged its ownership in Global Hotline as collateral for the loans, subject to a thirty day notice period in the case of default under the agreement.

         At March 31, 2009, we had current and long-term indebtedness of $15.3 million. Global Hotline will need to repay or refinance $13.4 million by March
31, 2010, including approximately $4.4 million in September 30, 2009.

         On April 30, 2009, Global Hotline entered into negotiations on
$12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long term basis and freeze any payments in the short term. To date, eight loans have been renegotiated. We expect to adjust the repayment dates on many loans with our largest lender to a September 30, 2009 due date and then to re-finance the loans on a long term basis.

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

         On December 15, 2008, the Company terminated the loan agreement with
GFS Investments, Inc., which the Company satisfied by releasing the collateral of 6,632,500 shares of common stock. All unamortized fees were expensed upon conversion of this loan to common stock. Related to the settlement of this loan, the Company had a $60,660 expense during the three months ended December 31,
2008. Total interest expense for this loan for the twelve months ended March 31,
2009 was $7,836.

         On July 14, 2008 and August 11, 2008, the Company entered into a three year loan agreement with Artemis Capital Group LLC, pursuant to which the
Company received loans in the principal amount of approximately $199,500 at an interest rate of 7.0% per annum. The interest is payable quarterly starting on
October 2008. The Company issued 3,000,000 shares of common stock as of
September 30, 2008 and 554,546 on November 19, 2008, which serve as collateral for the loans. In addition, the Company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loan, the Company may repay the loan, forfeit the shares to the lender or renew the loan on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the twelve months ended March 31, 2009 was $8,756.

         All the loans were used for working capital.

Future principal repayments for all long term debt as of March 31, 2009 is as follows:

Years Ended March 31,
       2010 .........   $13,391,371
       2011 .........       774,736
       2012 .........       509,631
       2013 .........       357,557
       2014 .........       181,384
    Thereafter ......        74,922
                        -----------
                        $15,289,602
                        ===========

NOTE 12. CONVERTIBLE DEBENTURES

         On June 28, 2005, the Company announced that it had received commitments totaling $3,750,000 for convertible debentures. The Company used the proceeds from this financing to continue its merger and acquisition strategy, and for general corporate purposes. This financing included a beneficial conversion feature, which increased the stockholders' equity by $1,250,000. The beneficial conversion will be amortized over the life of the debentures, or until such time that they are converted. During the twelve months ended March
31, 2009, the three months ended March 31, 2008 and the years ended December 31,
2007 and 2006, the Company expensed $100,000, $104,000, $417,000 and $417,000, respectively, of this beneficial conversion feature as interest expense. The
Company closed the sale of $3,750,000 of convertible debentures on July 29,
2005, and realized net proceeds of $3,483,000.

                                                 March 31,
                                            2009          2008
                                        -----------   -----------
Convertible debentures ..............   $ 3,750,000   $ 3,750,000
Beneficial conversion ...............    (1,250,000    (1,250,000)
                                        -----------   -----------
                                          2,500,000     2,500,000
Amortization of beneficial conversion      (200,000)    1,145,833
Conversion of debentures ............    (2,300,000)   (1,450,000)
                                        -----------   -----------
                                        $         -   $ 2,195,833
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

         On June 28, 2008, the Company converted $2,300,000 of debentures by issuing 7,666,579 shares of common stock. In addition, the Company issued an additional 5,862,734 shares during the three months ended December 31, 2008 based on the June 23-27, 2008 average closing price of $.22 per share less 25%
due to the resetting of the pricing for these outstanding debentures. On
September 22, 2008, the Company issued 463,658 shares of common stock to certain debenture holders related to the conversion of $78,822 of interest at $.17 per share.

NOTE 13. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND AFFILIATES

         As of March 31, 2009, IAJ LBO Fund, PBAA Fund Limited, Terra Firma,
Inter Asset Japan Co Ltd ("IAJ"), IA Turkey and Hiroki Isobe, (collectively, the
"Controlling Shareholders") collectively hold approximately 35.2% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the
Exchange Act. Hiroki Isobe and controls each of our Controlling Shareholders.

         The following table provides details on the affiliated parties owned or controlled by each of the Company's controlling stockholders and certain other entities, as of March 31, 2009, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
      Global Hotline, Inc........................................... 100.0%
      Global Hotline Philippines, Inc............................... 100.0%  (1)
      IA Global Japan Co Ltd........................................ 100.0%
      Slate Consulting Co Ltd.......................................  20.25%
      Australian Secured Financial Limited..........................  36.0%
      Taicom Securities Co Ltd......................................  14.0%  (2)

Global Hotline, Inc. owns:
      Inforidge Co Ltd.............................................. 100.0%
      IA Partners Co Ltd............................................ 100.0%
      SG Telecom, Inc............................................... 100.0%

Inter Asset Japan LBO No. 1 Fund owns:
      IA Global, Inc................................................  13.6%

PBAA Fund Ltd. owns:
      IA Global, Inc................................................  11.0%

Terra Firma Fund Ltd. owns:
      IA Global, Inc................................................   6.0%

Inter Asset Japan Co., Ltd. owns:
      IA Global, Inc................................................   1.0%

IA Turkey Equity Portfolio Ltd owns:
      IA Global, Inc................................................   1.1%

Mr. Hiroki Isobe owns:
      IA Global, Inc................................................   2.4%
      Tesco Co Ltd..................................................  23.0%

(1) Established on July 4, 2008.

(2) Equity investment of 20% closed June 3, 2008 and was reduced to 16% on
    December 12, 2008, 14% on February 2, 2009 and 12.6% on April 1, 2009.

KYO NAGAE RELATIONSHIP WITH IAJ

         In January 2006, Mr. Kyo Nagae, CFO of Global Hotline, became President of IAJ and IAJ LBO Fund. On January 28, 2009, Mr. Nagae resigned from this position effective July 31, 2008.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a 23% minority ownership percentage in Tesco. Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes
Global Hotline approximately $2,310,110 and $2,046,513 as of March 31, 2009 and
2008, respectively. Hideki Anan and Kyo Nagae are directors of Tesco. During the twelve months ended March 31, 2009, we deferred $814,787 in revenues with Tesco.

DEREK SCHNEIDEMAN LOAN TO MICHAEL NING

         On June 23, 2009, Derek Schneideman, our CEO, loaned Michael Ning
$35,000.

NOTE 14. EQUITY TRANSACTIONS

         During the period subsequent to March 31, 2009, the following stockholder equity events occurred:

         On May 12, 2009, the Company sold 600,000 shares of common stock to A to B Capital Special Situations Fund LP for $30,000 or $0.05 per share, the closing price on May 12, 2009, the date the subscription agreement was signed.
On May 12, 2009, the Company issued warrants for a total of 428,571 shares of common stock to A to B Capital Special Situations Fund LP related to the common stock they purchased on May 12, 2009. The warrants are exercisable at $.07 per share, above the market price on May 12, 2009, and expire on May 14, 2012.

         On May 21, 2009, the Company issued 750,000 performance warrants to acquire shares of common stock to the Sterling Group, Inc. for consulting services. The warrants are exercisable at $.10 per share and expire on May 20,
2012. If registered, the warrants maybe called by the Company if the share price closes above $.20 for five days.

         On May 21, 2009, the Company issued 250,000 performance warrants to acquire shares of common stock to Marc Page for consulting services. The warrants are exercisable at $.10 per share and expire on May 20, 2012.

         On June 10, 2009, the Company sold 167,500 shares of common stock to
Derek Schneideman, its Chief Executive Officer, for $10,050 or $0.06 per share, the closing price on June 10, 2009, the date the subscription agreement was signed.

         The common stock was issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

         On August 2, 2009, the Company entered into a Stock Purchase Agreement
("Agreement 1") with Inter Asset Japan LBO No 1 Fund, an existing shareholder of the Company (the "Shareholder"). Under the terms of the Agreement 1, the Company agreed to issue and sell to the Shareholder 1,500,000 shares (the "Shares") of the Company's common stock, par value $0.01 per share, for an aggregate purchase price of $60,000, or $0.04 per share (the "Purchase Price"). The Company issued and sold the Shares to the Shareholder in reliance on the exemption from the registration requirements set forth in the Securities Act of 1933 (the
"Securities Act") provided under Section 4(2) of the Securities Act and
Regulation D promulgated by the Securities and Exchange Commission (the "SEC")
under the Securities Act.

         Agreement 1 contains certain representations and warranties of the
Shareholder and the Company, including customary investment-related representations provided by the Shareholder, as well as acknowledgements by the
Shareholder that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the
Company's issuance of the Shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

         Agreement 1 also grants the Shareholder registration rights that it may exercise at its option and provides the Shareholder with a right of first offer if the Company proposes to issue securities in the future (subject to certain customary exceptions). Finally, the Shareholder has the right to demand that the
Company redeem all or any portion of the Shares at any time on or after October
31, 2009, for a redemption price equal to the greater of the Purchase Price or the listed market price for the Company's common stock as of the redemption date.

         On August 17, 2009, the Company entered into a Stock Purchase Agreement
("Agreement 2") with Inter Asset Japan LBO No 1 Fund. Under the terms of
Agreement 2, the Company agreed to issue and sell to the Shareholder 5,000,000 shares of the our common stock for an aggregate purchase price of $200,000, or
$0.04 per share.

         Also under the terms of the Agreement, the Shareholder has committed to purchase, and the Company agreed to issue and sell to the Shareholder, additional shares of the Company's common stock in accordance with the following schedule:

   o  2,500,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$100,000 on or before September 4, 2009.

   o  1,250,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$50,000 on or before September 18, 2009.

   o  50,000,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000 on or before November 10, 2009.

         The Shareholder's obligation to purchase the foregoing shares by the date specified is conditioned upon the representations and warranties of the
Company contained in Agreement 2 being accurate as of the date of such closing.

         Finally, the Shareholder has the option, but not the obligation, to purchase, on or before December 31, 2009, an additional 50,000,000 shares of
Common Stock at a purchase price of US$.04 per share, or an aggregate price of
US$2,000,000.

         The Company issued and sold the shares of common stock to the
Shareholder in reliance on the exemption from the registration requirements set forth in the Securities Act of 1933 (the "Securities Act") provided under
Section 4(2) of the Securities Act and Regulation D promulgated by the
Securities and Exchange Commission (the "SEC") under the Securities Act.

         Agreement 2 contains certain representations and warranties of the
Shareholder and the Company, including customary investment-related representations provided by the Shareholder, as well as acknowledgements by the
Shareholder that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the
Company's issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

         Agreement 2 also grants the Shareholder registration rights that it may exercise at its option and provides the Shareholder with a right of first offer if the Company proposes to issue securities in the future (subject to certain customary exceptions).

         During the twelve months ended March 31, 2009, the following stockholder equity events occurred:

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

         On April 24, 2008 and May 8, 2008, the Company sold 1,000,000 and
1,500,000, shares of our common stock, respectively, to Michael Ning for
$200,000 and $300,000, respectively, or $.20 per share. In connection with the purchase of the common stock, on May 8, 2008, the Company issued warrants for a total of 5,000,000 shares of common stock to Mr. Ning. The warrants are exercisable at $.20 per share and expire on May 7, 2013. The Company agreed to register the shares and warrants within two months after approval by NYSE AMEX market. The shares of common stock were issued to the accredited investors in a
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

         On June 28, 2008, the Company converted $2,300,000 of debentures by issuing 7,666,579 shares of common stock. In addition, the Company issued an additional 5,862,734 shares during the three months ended December 31, 2008 based on the June 23-27, 2008 average closing price of $.22 per share less 25%
due to the resetting of the pricing for these outstanding debentures. On
September 22, 2008, the Company issued 463,658 shares of common stock to certain debenture holders related to the conversion of $78,822 of interest at $.17 per
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

         On August 21, 2008 and August 26, 2008, the Company sold 582,609 shares of common stock to Mr. La Cara, Mr. Ishii, Mr. Nelson and Ms. Towada for
$66,962, or $0.11 per share, the closing market price on the day preceding the signing of the private placement memorandum.

         On September 12, 2008, the Company issued 100,000 shares at $.10 per share to Financial West Investment Group, Inc., the closing market price on
September 11, 2008, for financing and investor relation services.

         On January 26, 2009, the Company sold 1,000,000 shares of common stock to Mr. Mark Gustavson for $50,000 or $0.05 per share, the closing market price during the negotiations of the subscription memorandum.

         On February 3, 2009, the Company issued 750,000 warrants to acquire shares of common stock to the Sterling Group, Inc. for consulting services. The warrants are exercisable at $.05 per share and expire on February 2, 2012. On
February 3, 2009, the Company issued 750,000 performance warrants to acquire shares of common stock to the Sterling Group, Inc. for consulting services. The warrants are exercisable at $.10 per share and expire on February 2, 2012. If registered, the warrants maybe called by the Company if the share price closes above $.20 for five days.

         On February 3, 2009, the Company issued 250,000 warrants to acquire shares of common stock to Marc Page for consulting services. The warrants are exercisable at $.05 per share and expire on February 2, 2012. On February 3,
2009, the Company issued 250,000 performance warrants to acquire shares of common stock to Marc Page for consulting services. The warrants are exercisable at $.10 per share and expire on February 2, 2012.

         The common stock was issued to the accredited investors in a
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

NOTE 15. STOCK INCENTIVE PLAN

         Under the 2007 Plan as amended, the Company may grant options, restricted stock or other awards for the purchase of up to 27.5 million shares.
A total of 11,693,512 shares of common stock are available for future grants under the 2007 Plan as amended as of March 31, 2009. Options for the purchase of
9,126,042 shares were outstanding as of March 31, 2008. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the 2007 Plan.

         The following option activity occurred subsequent to the twelve months ended March 31, 2009:

         On June 17, 2009, certain key executives, employees, and directors of
IA the Company voluntarily cancelled stock option grants to purchase common stock totaling 5,439,583 shares. The grants were previously issued on various dates and prices above $.13 per share.

         On June 17, 2009, the compensation committee awarded stock option grants totaling 5,439,583 shares to certain key executives, employees, and directors. The grants were priced at $.05 per share, the close price on June 16,
2009, the date before the scheduled compensation committee meeting. In accordance with the 2007 Stock Incentive Plan, the grants are vested immediately and expire on June 16, 2019. The stock options were granted to provide a proper incentive for employees, officers and directors and to reduce the cost of the stock option grants over the next three years.

         On August 24, 2009, the board of directors awarded Mr. Scott an option to purchase 300,000 shares of the Company's common stock. The award were granted at the fair market price of $0.05 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of director meeting.
In accordance with the 2007 Stock Incentive Plan, the stock option vests quarterly over three years and expires on August 23, 2019.

         The following option activity occurred during the twelve months ended
March 31, 2009:

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

         Stock option activity, for options granted under the 2007 Stock
Incentive Plan as amended, for the year ended March 31, 2009, three months ended
March 31, 2008 and the years ended December 31, 2007 and 2006 are summarized as follows:

                                                                Weighted Average
                                                 Options         Exercise Price
                                               -----------       --------------
Outstanding as of December 31, 2005 .....        7,600,000          $ 0.225
Granted .................................          900,000            0.160
Exercised ...............................       (1,000,000)          (0.080)
Forfeitures .............................       (3,300,000)          (0.264)
                                               -----------          -------
Outstanding as of December 31, 2006 .....        4,200,000            0.214
Granted .................................        5,347,500            0.284
Exercised ...............................         (434,166)          (0.202)
Forfeitures .............................       (1,055,834)          (0.211)
                                               -----------          -------
Outstanding as of December 31, 2007 .....        8,057,500            0.261
Granted .................................        1,505,000            0.292
Exercised ...............................          (86,458)          (0.156)
Forfeitures .............................         (350,000)          (0.336)
                                               -----------          -------
Outstanding as of March 31, 2008 ........        9,126,042            0.264
Granted .................................        3,387,429            0.190
Exercised ...............................          (62,959)          (0.172)
Forfeitures .............................         (757,000)          (0.245)
                                               -----------          -------
Outstanding as of March 31, 2009 ........       11,693,512          $ 0.245
                                               ===========          =======

         The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

                                                                               Weighted
                                           Weighted    Weighted                 Average
                                           Average      Average                 Exercise
        Range of              Number      Remaining    Exercise     Number       Price
     Exercise Prices       Outstanding  Life In Years    Price   Exercisable  Exercisable
------------------------   -----------  -------------  --------  -----------  -----------
$0.06 to $0.16 .........     4,070,833    8.03 years     $0.14     1,904,166     $0.15
$0.20 to $0.28 .........     2,520,179    6.91 years     $0.22     2,182,596     $0.21
$0.29 to $0.31 .........     2,385,000    8.29 years     $0.29     1,024,583     $0.29
$0.37 to $0.51 .........     2,717,500    8.33 years     $0.39     1,273,750     $0.39
                           -----------  -------------  --------  -----------  -----------
                            11,693,512    7.99 years     $0.25     6,835,095     $0.24
                           ===========  =============  ========  ===========  ===========

There is no aggregate intrinsic value of the exercisable options as of March 31,
2009.

NOTE 16. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

         There are no pending legal proceedings against the Company that will have a material adverse effect on our cash flows, financial condition or results of operations.

         On June 9, 2009, H Capital submitted documents claiming ownership of the Company's 600 shares of Global Hotline. The Company is pursuing all legal means to maintain its 100% ownership of Global Hotline. In addition, the parties continue to negotiate over the alleged unpaid loans.

Employment Agreements

Agreements with Derek Schneideman

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

         On May 15, 2008, Mr. Schneideman was awarded 131,400 shares of common stock registered under the 2007 Stock Incentive Plan. The board of directors, upon the recommendation of the compensation committee, awarded the shares in lieu of an annual salary increase. The number of shares awarded was based on his
$250,000 base compensation for 2007 or 15.0% and was for his 2007 performance.
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

         On October 22, 2008, Mr. Schneideman was awarded 151,670 shares of common stock registered under the 2007 Stock Incentive Plan. The compensation committee awarded the shares based on his achievement of a bonus included in his
2008 bonus program. The Company and Mr. Schneideman entered into a Restricted
Stock Agreement for this award.

         The shares were valued at $.07 per share, the close price on October
21, 2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and were fully vested on January 20, 2009.

         On August 2, 2009, Derek Schneideman resigned as the Company's Chief
Executive Officer and as a member of the Board, effective immediately upon the
Company's filing of the 2009 Form 10-K, which the Company currently anticipates will occur on September 3, 2009. Mr. Schneideman did not resign from the Board due to any disagreement with the Company relating to the Company's operations, policies or practices.

         In connection with Mr. Schneideman's resignation, he and the Company entered into a Separation Agreement and Full Release of Claims (the "Separation
Agreement"), which is effective as of August 2, 2009, subject to Mr.
Schneideman's limited right to revoke the agreement for a period of seven days.
Pursuant to the Separation Agreement, the Company agreed to make the following severance payments to Mr. Schneideman:

      o  $100,000 payable upon the Company's filing of the 2009 Form 10-K with the SEC, provided that Mr. Schneideman executes the certifications required in connection with filing the 2009 Form 10-K; and

      o  $100,000 payable 60 days following the effective date of Mr.
         Schneideman's resignation, provided that (i) the Company's filings with the SEC are not determined to contain materially inaccurate information, material representations or material omissions, (ii)
         evidence of fraud or illegal acts on the part of Mr. Schneideman is not discovered, and (iii) Mr. Schneideman has not made any
         misrepresentations in connection with its purchase of the Shares, as described above.

         If Mr. Schneideman exercises his limited right to revoke the Separation
Agreement, he will not be entitled to receive either of the payments described above. Mr. Schneideman will also be paid a total of $52,827 for accrued but unpaid salary, benefits and business expense reimbursements as of the date of the Separation Agreement.

         The Separation Agreement provides that Mr. Schneideman will continue to provide services to the Company as a consultant for a period of 12 months following the effective date of his resignation as Chief Executive Officer. In exchange for such services (which include services related to preparing the
Company's proxy statement for its 2009 Annual Meeting of Stockholders), the
Company will pay Mr. Schneideman $2,000 per month. The Company is entitled to terminate the consulting relationship upon 30 days advance notice and payment of the consulting fee to which Mr. Schneideman would be entitled in the 30 days following such notice.

         In consideration of and for the severance payments and consulting arrangement described above, Mr. Schneideman provided a broad release in favor of the Company with respect to any and all rights, claims, demands, causes of actions and liabilities of any nature relating to his employment with the
Company, the termination of such employment, and/or his entry into the
Separation Agreement.

         Finally, the Separation Agreement also contains customary provisions with respect to confidentiality, non-disclosure, non-solicitation, non-disparagement and Mr. Schneideman's return of any property of the Company in his possession.

Agreements with Mark Scott

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

         On April 27, 2008, Mr. Scott was awarded 131,400 shares of common stock registered under the 2007 Stock Incentive Plan. The compensation committee awarded the shares in lieu of an annual salary increase. The number of shares awarded was based on his $200,000 base compensation for 2007 or 17.7% and was for his 2007 performance. The compensation committee believes the issuance of shares of common stock more closely aligns management with its shareholders. The
Company and Mr. Scott entered into a Restricted Stock Agreement for this award.

         The shares were valued at $.27 per share, the close price on April 25,
2008, the last day before the compensation committee meeting. The shares will have a three month restriction under the 2007 Stock Incentive Plan, and were fully vested on July 25, 2008.

         On October 22, 2008, Mr. Scott was awarded 113,752 shares of common stock registered under the 2007 Stock Incentive Plan. The compensation committee awarded the shares based on his achievement of a bonus included in his 2008 bonus program. The Company and Mr. Scott entered into a Restricted Stock
Agreement for this award.

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

         On August 24, 2009, the Company entered into a new Employment Agreement with Mark Scott, which replaces his Employment Agreement dated September 5,
2007.

         Mark Scott's Employment Agreement ("Scott Agreement") has a one year term beginning on August 24, 2009, and is renewable on a mutually agreeable basis. The Company will pay Mr. Scott an annual base salary of $96,000, and will provide for participation in the Company's benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott
Agreement, Mr. Scott is eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company's Compensation
Committee based on criteria under development. If Mr. Scott's employment is terminated without Cause (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to one year's annual base salary paid at the
Company's discretion in a lump sum or over the next year.

         On August 24, 2009, the board of directors awarded Mr. Scott 200,000 shares of Restricted Stock. The award was granted at the fair market price of
$0.05 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of director meeting. In accordance with the 2007
Stock Incentive Plan, the Restricted Stock vests on November 23, 2009.

Leases

         The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment. Certain facilities have cancellation options of 1-6 months notice.

         The aggregate future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended March 31,
        2009 ........   $1,765,279
        2010 ........      618,664
        2011 ........      399,731
        2012 ........      117,974
        2013 ........       12,357
                        ----------
        Total .......   $2,914,005
                        ==========

         Rent expense, for the twelve months ended March 31, 2009 and three months ended March 31, 2008 was $3,379,165 and $595,643, respectively. Rent expense for the years ended December 31, 2007 and 2006 was $1,818,570 and
$1,233,789, respectively.

NOTE 17. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, the parent company, operates as a strategic holding company with a dedicated focus on growth of existing business, together with expansion mergers and acquisitions in the Pacific Rim region, (ii) Global
Hotline, which operates exclusively in Japan, and is an operator of major call centers providing business process outsourcing of telemarketing for telecommunications and insurance products, (iii) Slate, our equity investments in the human capital and resource sector, (iv) ASFL, our equity investment, which raises funds through the issuance of debentures in Australia and the providing of short term, secured, real property loans to businesses or investors in Australia and (v) Taicom, our equity investment in the Japanese securities sector.

         The following table presents revenues, operating income (loss) and total assets by Company for the twelve months ended March 31, 2009, the transition period for the three months ended March 31, 2008 and the years ended
December 31, 2007 and 2006:

(dollars in thousands)
                                                                      Global
                                                       Global        Hotlines
                                      IA Global,      Hotline,     Philippines       Equity                    Discontinued
Company                                  Inc.           Inc.           Inc.        Investments      Total       Operations       Total
                                      ----------      --------     -----------     -----------    --------     ------------     --------
Year Ended March 31, 2009
     Revenue ....................      $      -       $ 56,555       $    552         $    -      $ 57,107          $ -         $ 57,107
     Operating loss .............        (2,465)        (6,716)          (374)             -        (9,555)           -           (9,555)
     Total assets ...............          (274)        19,836            700          4,604        24,866            -           24,866

Transition Period For The
Three Months Ended March 31, 2008
     Revenue ....................      $      -       $ 16,049              -         $    -      $ 16,049          $ -         $ 16,049
     Operating (loss) profit ....          (502)         2,537              -              -         2,035            -            2,035
     Total assets ...............           269         24,964              -          9,707        34,940            -           34,940

Year Ended December 31, 2007
     Revenue ....................      $      -       $ 29,136              -         $    -      $ 29,136          $ -         $ 29,136
     Operating loss .............        (2,040)        (7,538)             -              -        (9,578)           -           (9,578)

Year Ended December 31, 2006
     Revenue ....................      $      -       $ 19,139              -         $    -      $ 19,139          $ -         $ 19,139
     Operating loss .............        (1,779)        (1,043)             -              -        (2,822)           -           (2,822)

Geographic Region                        U.S.          Japan       Philippines      Australia       Total
                                       --------       --------     -----------      ---------     --------
Year Ended March 31, 2009
     Revenue ....................      $      -       $ 56,555       $    552         $    -      $ 57,107
     Operating loss .............        (2,465)        (6,716)          (374)             -        (9,555)
     Total assets ...............          (274)        24,440            700              -        24,866

Transition Period For The
Three Months Ended March 31, 2008
     Revenue ....................      $      -       $ 16,049              -         $    -      $ 16,049
     Operating (loss) profit ....          (502)         2,537              -              -         2,035
     Total assets ...............           132         27,878              -          6,930        34,940

Year Ended December 31, 2007
     Revenue ....................      $      -       $ 29,136              -         $    -      $ 29,136
     Operating loss .............        (2,040)        (7,538)             -              -        (9,578)

Year Ended December 31, 2007
     Revenue ....................      $      -       $ 19,139              -         $    -      $ 19,139
     Operating loss .............        (1,779)        (1,043)             -              -        (2,822)

The following reconciles operating loss to net loss:

(dollars in thousands)                                            Transition
                                                                Period For The
                                                   Year Ended    Three Months     Year Ended December, 31,
                                                    March 31,   Ended March 31,   ------------------------
                                                      2009          2008            2007           2006
                                                   ----------   ---------------   --------       --------
Operating loss ...............................      $ (9,555)      $  2,035       $ (9,578)      $ (2,822)
Other expense ................................       (10,943)          (317)          (577)          (640)
                                                    --------       --------       --------       --------
Loss from continuing operations
  before income taxes ........................       (20,498)         1,718        (10,155)        (3,462)
Income tax (benefit) provision ...............          (257)         1,358         (2,006)           515
                                                    --------       --------       --------       --------
Net loss from continuing operations ..........       (20,241)           360         (8,149)        (3,977)
Total (loss) gain from discontinued operations             -              -           (110)           207
                                                    --------       --------       --------       --------
Net loss .....................................      $(20,241)      $    360       $ (8,259)      $ (3,770)
                                                    ========       ========       ========       ========

NOTE 18. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         The following table sets forth certain unaudited quarterly financial information:

                                            Summarized Quarterly Financial Data (Unaudited)
(in thousands)
                                                                                             Quarter Ended, (in thousands)
                                                                                   --------------------------------------------------
                                                                       Total       March 31     December 31  September 30     June 30
                                                                     --------      --------     -----------  ------------    --------
Year Ended March 31, 2009
Revenue ........................................................     $ 57,107      $  8,553      $ 13,501      $ 15,365      $ 19,688
Gross profit ...................................................       43,889         4,206        10,860        12,330        16,493
Net loss from continuing operations ............................      (20,241)      (16,331)       (2,941)       (1,698)          729
Net loss .......................................................      (20,241)      (16,331)       (2,941)       (1,698)          729
                                                                     --------      --------      --------      --------      --------

Basic and diluted net loss per share ...........................     $  (0.10)     $  (0.07)     $  (0.01)     $  (0.01)     $      -
                                                                     ========      ========      ========      ========      ========

Three Months Ended March 31, 2008
Revenue ........................................................     $ 16,049      $ 16,049      $      -      $      -      $      -
Gross profit ...................................................       13,099        13,099             -             -             -
Net loss from continuing operations ............................          360           360             -             -             -
Net loss .......................................................          360           360             -             -             -
                                                                     --------      --------      --------      --------      --------

Basic and diluted net loss per share ...........................     $      -      $      -      $      -      $      -      $      -
                                                                     ========      ========      ========      ========      ========

                                                                                             Quarter Ended, (in thousands)
                                                                                   --------------------------------------------------
                                                                       Total       March 31     December 31  September 30     June 30
                                                                     --------      --------     -----------  ------------    --------
Year Ended December 31, 2007
Revenue ........................................................     $ 29,137      $ 10,667      $  6,462      $  5,515      $  6,493
Gross profit ...................................................       21,112         7,481         4,261         3,873         5,497
Net loss from continuing operations ............................       (8,149)       (1,557)       (3,621)       (2,127)         (844)
Net loss .......................................................       (8,259)       (1,667)       (3,621)       (2,127)         (844)
                                                                     --------      --------      --------      --------      --------

Basic and diluted net loss per share (1) .......................     $  (0.05)     $  (0.01)     $  (0.02)     $  (0.01)     $  (0.01)
                                                                     ========      ========      ========      ========      ========

(1) Immaterial discontinued operations of $110,000 for 2007 are not presented.

Year Ended December 31, 2006
Revenue ........................................................     $ 19,139      $  7,742      $  4,483      $  3,243      $  3,671
Gross profit ...................................................       16,244         7,778         3,879         2,435         2,152
Net (loss) profit from continuing operations ...................       (3,977)          547        (1,179)       (1,882)       (1,463)
Gain (loss)  from discontinued operations ......................          207          (332)            -           463            76
Net (loss) profit ..............................................       (3,770)          215        (1,179)       (1,419)       (1,387)
                                                                     --------      --------      --------      --------      --------

Basic net (loss) profit per share from continuing operations ...     $  (0.04)     $   0.01      $  (0.01)     $  (0.02)     $  (0.01)
Basic net (loss) profit per share from discontinued operations .            -             -             -             -             -
                                                                     --------      --------      --------      --------      --------
                                                                     $  (0.03)     $      -      $  (0.01)     $  (0.01)     $  (0.01)
                                                                     ========      ========      ========      ========      ========

Diluted net (loss) profit per share from continuing operations .     $  (0.04)     $      -      $  (0.01)     $  (0.02)     $  (0.01)
Diluted net (loss) profit per share from discontinued operations            -             -             -             -             -
                                                                     --------      --------      --------      --------      --------
                                                                     $  (0.03)     $      -      $  (0.01)     $  (0.01)     $  (0.01)
                                                                     ========      ========      ========      ========      ========

NOTE 19. SUBSEQUENT EVENTS

IA Global, Inc. announced the following results of its Special Shareholder
Meeting held on June 1, 2009:

(i) Approved the Amendment of our Certificate of Incorporation increasing in the number of authorized common shares from 300,000,000 to 450,000,000 by the following vote:

For 118,852,425 Against 2,567,300 Abstain 44,300

(ii) Rejected the Issuance of Shares of Common Stock in Connection with Certain
Transactions by the following vote:

For 52,218,263 Against 69,201,562 Abstain 44,200

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

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

         Management assessed the corporation's system of internal control over financial reporting as of March 31, 2009, in relation to criteria for effective internal control over financial reporting as described in "Internal
Control--Integrated Framework," issued by the Committee of Sponsoring
Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of March 31, 2009, its system of internal control over financial reporting is effective based on the criteria of the "Internal
Control--Integrated Framework".

/s/ Derek Schneideman                   /s/ Mark Scott
Derek Schneideman                       Mark Scott
Chief Executive Officer                 Chief Operating and
                                        Financial Officer

San Francisco, CA
September 3, 2009

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IA GLOBAL, INC.

Date: September 3, 2009             By: /s/ Derek Schneideman
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
                                        Chief Financial Officer and
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

/s/ Derek Schneideman    Chief Executive Officer and Director      September 3, 2009
---------------------    (Principal Executive Officer)
Derek Schneideman

/s/ Mark Scott           Chief Operating and Financial Officer     September 3, 2009
--------------           and Secretary
Mark Scott               (Principal Financial and Accounting
                         Officer)

/s/ Masazumi Ishii       Independent Director                      September 3, 2009
------------------
Masazumi Ishii

/s/ Eric La Cara         Independent Director                      September 3, 2009
----------------
Eric La Cara

                         Independent Director                      September 3, 2009
----------------
Brian Hoekstra

                         Independent Director                      September 3, 2009
----------------
Ryuhei Senda