Form 10-Q
period 2009-06-30
IA GLOBAL INC
filed 2009-10-16
CIK 1077634

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

       (Registrant's telephone number, including area code) (415)-946-8828
                           ___________________________

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                 Yes [ ] No [ ]

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

                                 Yes [ ] No [X]

         As of October 16, 2009 there were issued and outstanding 228,703,489 shares of the registrant's common stock.
________________________________________________________________________________

                                 IA GLOBAL, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements ...........................................   3

            Consolidated Balance Sheets ....................................   3

            Consolidated Statements of Operations ..........................   4

            Consolidated Statement of Cash Flows ...........................   5

            Notes to Consolidated Financial Statements .....................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  35

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....  49

   Item 4.  Controls and Procedures ........................................  49

PART II. OTHER INFORMATION

   Item 1A. Risk Factors ...................................................  49

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds ....  50

   Item 3.  Defaults Upon Senior Securities ................................  50

   Item 4.  Submission of Matters to a Vote of Security Holders ............  50

   Item 5.  Other Information ..............................................  50

   Item 6.  Exhibits .......................................................  51

Signatures .................................................................  53

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                          IA GLOBAL, INC. AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                                                                         June 30,        March 31,
                                                                                           2009            2009
                                                                                       ------------    ------------
ASSETS                                                                                  (unaudited)      (audited)
CURRENT ASSETS:
  Cash and cash equivalents ........................................................   $  1,703,077    $  3,614,731
  Accounts receivable, net of allowance of $971,146 and $909,984, respectively .....      8,599,996       5,994,117
  Prepaid expenses .................................................................      1,088,484       1,184,572
  Notes receivable .................................................................      3,372,580       2,353,153
  Other current assets .............................................................        259,112         124,308
  Refundable taxes - foreign .......................................................      1,623,621       1,419,418
                                                                                       ------------    ------------
    Total current assets ...........................................................     16,646,870      14,690,299

EQUIPMENT, NET .....................................................................      2,001,520       2,207,849

OTHER ASSETS
  Intangible assets, net ...........................................................        522,101         555,870
  Investment in Taicom Securities Co Ltd ...........................................      2,861,365       2,861,365
  Equity investment in Slate Consulting Co Ltd .....................................      1,397,760       1,386,054
  Other assets .....................................................................      3,217,794       3,164,127
                                                                                       ------------    ------------

                                                                                       $ 26,647,410    $ 24,865,564
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable - trade .........................................................   $  1,758,977    $  1,578,029
  Accrued payroll taxes and social insurance taxes .................................      6,491,147       4,850,887
  Accrued liabilities - other ......................................................      8,252,813       4,657,363
  Consumption taxes received .......................................................      1,492,703       1,307,455
  Note payable - current portion of long term debt .................................     14,762,636      13,391,371
  Deferred revenue .................................................................      2,284,283       3,454,692
                                                                                       ------------    ------------
    Total current liabilities ......................................................     35,042,559      29,239,797
                                                                                       ------------    ------------

LONG TERM  LIABILITIES:
  Long term debt ...................................................................      1,085,508       1,898,231
                                                                                       ------------    ------------

STOCKHOLDER'S DEFICIT:
  Preferred stock, $.01 par value, 5,000 authorized, none outstanding ..............              -               -
  LLC Series Preferred stock, $.01 par value, 317 shares authorized
    and 317 and 0, issued and outstanding, respectively (liquidation value $317,000)        317,000               -
  Common stock, $.01 par value, 450,000,000 shares authorized,
    219,881,389 and 219,113,889, issued and outstanding, respectively ..............      2,198,815       2,191,140
  Additional paid in capital .......................................................     53,633,270      53,056,216
  Accumulated deficit ..............................................................    (63,227,024)    (59,572,442)
  Accumulated other comprehensive loss .............................................     (2,149,811)     (1,694,471)
                                                                                       ------------    ------------
                                                                                         (9,227,750)     (6,019,557)
  Less common stock in treasury, at cost ...........................................       (252,907)       (252,907)
                                                                                       ------------    ------------
    Total stockholder's deficit ....................................................     (9,480,657)     (6,272,464)
                                                                                       ------------    ------------

                                                                                       $ 26,647,410    $ 24,865,564
                                                                                       ============    ============

                                   See notes to consolidated financial statements.

                                                          3

                                    IA GLOBAL, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          Three Months Ended June 30,
                                                                        ------------------------------
                                                                             2009            2008
                                                                        -------------    -------------
                                                                         (unaudited)      (unaudited)
REVENUE .............................................................   $  13,378,381    $  19,688,708

COST OF SALES .......................................................       4,086,227        3,195,824
                                                                        -------------    -------------

GROSS PROFIT ........................................................       9,292,154       16,492,884

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ........................      12,568,861       14,656,688
                                                                        -------------    -------------

OPERATING (LOSS) INCOME .............................................      (3,276,707)       1,836,196
                                                                        -------------    -------------

OTHER INCOME (EXPENSE):
  Interest income ...................................................             451           14,594
  Interest expense and amortization of beneficial  conversion feature         (66,926)        (283,448)
  Other income ......................................................          14,947           62,698
  Gain on equity investment in Australia Secured Financial Limited ..               -          256,119
  Gain on equity investment in GPlus Media Co Ltd ...................               -           32,635
  Gain on equity investment in Slate Consulting Co Ltd ..............          11,706           23,105
  Loss on equity investment in Taicom Securities Co Ltd .............               -         (106,536)
  Loss (gain) on foreign currency transaction adjustment ............            (215)             265
                                                                        -------------    -------------
    Total other expense .............................................         (40,037)            (568)
                                                                        -------------    -------------

(LOSS) PROFIT BEFORE INCOME TAXES ...................................      (3,316,744)       1,835,628

Income taxes - current provision ....................................         145,838        1,104,784
                                                                        -------------    -------------

Net (Loss) Profit Before Deemed Preferred Stock Dividend ............      (3,462,582)         730,844

  Deemed Preferred Stock Dividend ...................................        (192,000)               -
                                                                        -------------    -------------

Net (Loss) Profit ...................................................   $  (3,654,582)   $     730,844
                                                                        =============    =============


Basic and diluted (loss) profit per share of common-
  Basic (loss) profit per share .....................................   $       (0.02)   $           -
  Diluted (loss) profit per share ...................................   $       (0.02)   $           -

  Weighted average shares of common stock outstanding- basic ........     218,834,533      176,444,684
  Weighted average shares of common stock outstanding- diluted ......     218,834,533      180,188,687

                            See notes to consolidated financial statements.

                                                   4

                                              IA GLOBAL, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                 Three Months Ended June 30,
                                                                                                 --------------------------
                                                                                                     2009          2008
                                                                                                 -----------    -----------
                                                                                                 (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income from operations ..........................................................   $(3,462,582)   $   730,844
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization ..........................................................       186,894        598,937
      Amortization of beneficial conversion feature ..........................................             -        104,167
      Amortization of prepaid financing ......................................................         2,053              -
      Stock based compensation ...............................................................       352,679        115,811
      Stock issued for services ..............................................................             -        159,584
      Gain on equity investments .............................................................       (11,706)      (213,233)
  Changes in operating assets and liabilities:
    Accounts receivable ......................................................................    (2,605,879)       576,368
    Prepaid expenses .........................................................................        94,035        914,720
    Notes receivable .........................................................................    (1,019,427)      (132,789)
    Other current assets .....................................................................      (134,804)      (128,116)
    Refundable taxes - foreign ...............................................................      (204,203)       777,254
    Other assets .............................................................................       (53,667)      (584,080)
    Accounts payable - trade .................................................................       180,948         88,563
    Accrued liabilities and payroll taxes ....................................................     5,235,710       (282,796)
    Consumption taxes received ...............................................................       185,248        (45,451)
    Deferred revenue .........................................................................    (1,170,409)             -
                                                                                                 -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ..........................................    (2,425,110)     2,679,783
                                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .......................................................................             -     (1,089,196)
  Acquisition of subsidiary Shift Resources, Inc. ............................................             -        (35,000)
  Cash from acquisition of Shift Resources, Inc. and Asia Premier Executive Suites, Inc. .....             -         12,158
                                                                                                 -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES: .......................................................             -     (1,112,038)
                                                                                                 -----------    -----------

CASH FROM FINANCING ACTIVITIES:
  Proceeds from debt .........................................................................     2,280,146      3,864,750
  Repayments of debt .........................................................................    (2,124,152)    (5,483,064)
  Proceeds from sale of common stock .........................................................        40,050        500,000
  Proceeds from sale of preferred shares .....................................................       317,000              -
                                                                                                 -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........................................       513,044     (1,118,314)
                                                                                                 -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........................................    (1,912,066)       449,431

EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................................           412      1,152,537

CASH AND CASH EQUIVALENTS, beginning of period ...............................................     3,614,731      1,626,862
                                                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS, end of period .....................................................   $ 1,703,077    $ 3,228,830
                                                                                                 ===========    ===========

Supplemental disclosures of cash flow information:
  Interest paid ..............................................................................   $    48,907    $    81,191
  Taxes paid .................................................................................   $         -    $   386,170

Non-cash investing and financing activities:
  Deemed dividend on issuance of LLC Series Preferred Stock ..................................   $   192,000    $         -
  Conversion of debentures into Common Stock .................................................   $         -    $ 2,300,000
  Issuance of Common Stock for acquisition of Subsidiary -
  Asia Premier Executive Suites, Inc. ........................................................   $         -    $   300,000
  Issuance of Common Stock for acquisition of Subsidiary - Shift Resources, Inc. .............   $         -    $   190,000
  Issuance of Common Stock for acquisition of Investment - Taicom Securities Co., Ltd. .......   $         -    $ 5,200,000
  Issuance of Note Payable for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.   $         -    $   268,000

                                       See notes to consolidated financial statements.

                                                              5

                        IA GLOBAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS:

THE COMPANY AND OUR BUSINESS

         IA Global, Inc. ("IA Global" or the "Company") is a broad-based services company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         To realize this plan, the Company is expanding investments in the business process outsourcing ("BPO") and financial services sectors. These sectors demonstrate long-term growth prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, we are expanding our reach to encompass the Philippines, Southeast Asia and the outstanding growth opportunities and synergies these markets present.

         In Japan, IA Global is 100% owner of Global Hotline ("Global Hotline" or "GHI"), except as disclosed, a BPO organization, operating several major call centers providing outbound telemarketing services for telecommunications, insurance, credit card and catalog products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of multi-year contracts with major corporations.

         In the Philippines, IA Global is the 100% owner of Asia Premier Executive Suites Inc. and Shift Resources Inc., companies that have now been merged into a single company named Global Hotline Philippines Inc.

         In the Asia Pacific region, the Company has equity investments of 20.25% in Slate Consulting Co Ltd, and 12.6%, except as disclosed, in Taicom Securities Co Ltd ("Taicom"). These organizations provide human capital services and investor relations and capital-raising services, as well as direct income to the Company.

CORPORATE INFORMATION

         The Company was incorporated in Delaware on November 12, 1998. The Company's executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in Japan and the Philippines. The Company's telephone number is (415) 946-8828 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this Form 10-Q.

THE COMPANY'S COMMON STOCK

         Our common stock currently trades on the NYSE AMEX market under the symbol "IAO."

UNAUDITED FINANCIAL STATEMENTS

         The accompanying unaudited consolidated financial statements of IA Global and our subsidiaries have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2009 and 2008 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2009 as filed with the Securities and Exchange Commission ("SEC") on September 3, 2009.

         In this Form 10-Q, at "current exchange rates" is defined as the exchange rates as of the date of the transaction.

GOING CONCERN

         These consolidated unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a "going concern" basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

         The Company has incurred operating losses for three months ended June 30, 2009 and 2008, the year ended March 31, 2009, the transition period for the three months ended March 31, 2008, and for the years ended December 31, 2007 and 2006, as well having an accumulated deficit of approximately $63,000,000 and $59,600,000 and a working capital deficit of approximately $18,396,000 ($14,763,000 relates to the current portion of long term debt) and $14,549,000 as of June 30, 2009 and March 31, 2009. Furthermore, the Company has not remitted and is delinquent payroll tax withholding and expenses on a timely basis for their Japanese subsidiary Global Hotline.

         The Company's ability to continue as a going concern is dependent upon continued development of their business outsource processing business, as well as upon obtaining additional financing to develop the these businesses, the ultimate realization of profits through future BPO business, and the success of the Company's business plan. The outcome of these matters cannot be predicted at this time. These consolidated unaudited financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

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

         The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately $104,000 at of June 30, 2009. During the three months ended June 30, 2009, the Company's cash in bank deposit accounts did not exceed federally insured limits with regards to certain accounts in the United States. At times during the three months ended June 30, 2009 the Company's cash in bank deposit accounts exceeded Japanese statutory limits with regards to certain accounts in Japan. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

EQUIPMENT - Equipment consists of machinery, equipment and software, which are stated at cost less accumulated depreciation and amortization. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the related assets, generally 2-5 years. Software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally 2-3 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company amortized the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline over 36 months on a straight-line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities with significant telecommunications companies. The Company amortizes the intangible assets and intellectual property acquired in connection with the acquisition of Global Hotline Philippines, Inc. over 60 months on a straight-line basis, which was the time frame that the management of the Company was able to project forward for future revenue, either under agreement or through expected continued business activities with its customers.

LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value less cost to sell. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

INVESTMENTS - The Company accounts for its investments using the equity or cost method.

         Under the equity method, unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods.

         Under the cost method, a long-term investment is recorded at cost until it is sold, or disposed or until it is written down. A write-down from cost, subsequent to becoming a cost method investment, is appropriate when dividends received represent a liquidating dividend, that is, a dividend received in excess of earnings subsequent to the investment date. Otherwise, any dividends received are recorded as investment income.

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

         Cash and cash equivalents of approximately $1,703,000 include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of June 30, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

         In addition to SFAS 157 as noted above, SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," was effective for the year ended March 31, 2009 and the three months ended March 31, 2009 and 2008. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $2,284,000 and $3,455,000 as of June 30, 2009 and March 31, 2009, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended June 30, 2009 and 2008.

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

STOCK BASED COMPENSATION - Effective January 1, 2006, the Company began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with SFAS 123R as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted the related to stock-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, the Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis.

         When stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

                                             For the Three Months Ended
                                                      June 30,
                                             --------------------------
                                                 2009          2008
                                                 ----          ----
         Risk-free interest rate ..........      3.96%         3.73%
         Expected life ....................    8.00 yrs      8.00 yrs
         Dividend rate ....................      0.00%         0.00%
         Expected volatility ..............      112%          122%

         The Company recorded $352,679 and $115,811 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2009 and 2008, respectively, in accordance with SFAS 123R. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

         As of June 30, 2009, there is approximately $399,536 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

         The Company accounts for non-employee stock transactions in accordance with SFAS No. 123R and EITF 96-18. The Company did not issue any shares of common stock to non-employees during the three months ended June 30, 2009. The Company issued 21,429 shares of common stock to non-employees at an average exercise price of $.280 per share in the three months ended June 30, 2008. The grants were expensed immediately. In addition, the Company issued performance grants for 155,000 shares of common stock at an average price of $.280 per share during the three months ended June 30, 2008. There are 273,929 stock options outstanding that are held by non-employees as of June 30, 2009, which carry an average exercise price of $.342 per share.

         On June 17, 2009, certain key executives, employees, and directors of the Company voluntarily cancelled stock option grants to purchase an aggregate of 5,439,583 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share.

         On June 17, 2009, the Company awarded stock option grants totaling 5,439,583 shares to certain key executives, employees, and directors. The grants were priced at $.05 per share, the closing price of the Company's common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants are vested immediately and expire on June 16, 2019. The stock options were granted to provide a proper incentive for employees, officers and directors and to reduce the cost of the stock option grants over the next three years. The Company expensed $345,846 during the three months ended June 30, 2009 related to this transaction.

         On August 24, 2009, the Company awarded Mr. Scott, our Chief Financial Officer, an option to purchase 300,000 shares of the Company's common stock. The award were granted at the fair market price of $0.05 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of directors meeting at which such grant was approved. In accordance with the 2007 Stock Incentive Plan, the stock option vests quarterly over three years and expires on August 23, 2019.

         On September 4, 2009, the Company awarded to Messrs. Hoekstra, Senda, Henry, Garnreiter and LeClaire, directors, an option to purchase 400,000 shares of the Company's common stock. The awards were granted at the fair market price of $0.04 per share based on the adjusted closing price on the date of the award. In accordance with the 2007 Stock Incentive Plan, the stock option vests quarterly over three years and expire on September 3, 2019.

COMPREHENSIVE INCOME - The Company has adopted SFAS No. 130 "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholder's Equity.

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss) before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where the Company (or its applicable subsidiary) operates. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of June 30, 2009 and March 31, 2009, the Company had refundable tax assets of $1,623,621 and $1,419,418, respectively, based on prepayments that the Company has made that are available to offset future taxable income.

NET LOSS PER SHARE - The Company has adopted SFAS No. 128, "Earnings per Share." Loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2009, there were options outstanding for the purchase of 11,274,012 common shares, warrants for 16,695,169 common shares, 3,554,546 shares of common stock issued as collateral for loans of and potential shares totaling 33,300,000 related to ArqueMax Ventures transactions, which could potentially dilute future earnings per share. As of June 30, 2008, there were options outstanding for the purchase of 10,679,471 common shares and warrants for 2,562,243 shares of common stock, which could potentially dilute future earnings per share.

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

NOTE 3. ACQUISITIONS AND INVESTMENTS

Business Process Outsourcing ("BPO")

GLOBAL HOTLINE, INC. AND ITS SUBSIDIARIES

         The Company's acquisition of Global Hotline, a privately held Japanese Company, closed on June 15, 2005. The transaction was structured as a share exchange in which the Company issued 15,000,000 shares of its common stock in exchange for 100% of Global Hotline's equity. The common stock of the Company issued in connection with the transaction had a value of $0.207 per share, which was the average close price during the twenty days prior to the signing of the April 20, 2005 Share Exchange Agreement, or an aggregate value of $3,097,500.

         Global Hotline was acquired because it held two significant contracts with a major Japanese telecommunications company that we expected to be renewed in an industry sector that was expected to grow. The purchase price resulted in identifiable intangible assets. Global Hotline results are included in the financial statements of IA Global for all periods since June 15, 2005. There were no contingent payments, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         Global Hotline was established on September 7, 2004, as an operator of major call centers providing outbound telemarketing services for telecommunications and insurance products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of multi-year contracts with major corporations and the addition of credit card and catalog product lines. As of June 30, 2009 Global Hotline operate eight call centers in Japan and employ approximately 798 full-time and part-time employees.

         On April 14, 2009, Global Hotline announced that it had signed agreements with KDDI for the period from April 1, 2009 to June 30, 2009. Global Hotline agreed to sell telephone and wireless products on behalf of this customer and will be paid primarily on an incentive basis for telephone lines sold and an hourly rate for wireless products sold with possible bonuses if certain volume targets are achieved, with payments due in 30 days after the month billed. The agreements may be cancelled under certain conditions. On July 1, 2009, Global Hotline signed agreements with KDDI for the period from July 1, 2009 to September 30, 2009.

         On April 14, 2006, a 100% owned subsidiary of Global Hotline, SG Telecom Inc. ("SG"), entered into an Agency Contract ("Agency Contract") with Japan Telecom Invoice Co., Ltd., a Japanese company ("Japan Telecom"). Pursuant to this agreement, SG sells various Internet and broadband products on behalf of Japan Telecom, with sales commissions payable within 30-90 days after confirmation by Japan Telecom. The Agency Contract is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Contract was automatically renewed through April 14, 2010. The Agency Contract may be cancelled under certain conditions.

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

         On May 10, 2006, a 100% owned subsidiary of Global Hotline, IA Partners Co Ltd ("IA Partners"), entered into an Agency Agreement with AFLAC Co Ltd, a Japanese Company ("AFLAC"). Pursuant to this Agency Agreement, IA Partners agreed to sell insurance products starting on approximately June 1, 2006, on behalf of AFLAC, with sales commissions payable from 30-120 days and ongoing commissions for up to ten years, to the extent the customer continues to maintain the insurance. The Agency Agreement is automatically renewed each year unless it is terminated by either party upon thirty days notice before the expiration date. The Agency Agreement was automatically renewed on May 2, 2007, May 1, 2008 and April 14, 2009 through May 2, 2010. The Agency Agreement may be cancelled under certain conditions.

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

         On August 15, 2007, a 100% owned subsidiary of Global Hotline, Inforidge Co Ltd ("Inforidge"), received notice of a signed Agency Agreement ("Agency Agreement") with American Life Insurance Company, ("Alico"), a Japanese Company which is a subsidiary of AIG. Pursuant to this Agency Agreement, Inforidge agreed to sell insurance products starting on August 8, 2007 on behalf of Alico, with sales commissions payable from 30-120 days. The Agency Agreement expires on August 8, 2008, and is automatically renewable for an additional year unless it is terminated by either party upon thirty days notice prior to the expiration date. The Agency Agreement may be cancelled under certain conditions. The Agency Agreement was automatically renewed July 8, 2009 for the period and August 8, 2009 through August 8, 2010. While the Alico contracts are in effect, due to the AIG financial difficulties, personnel were allocated to other contracts during the three months ended December 31, 2008 and March 31, 2009.

         On January 7, 2008, Inforidge entered into an Outbound Telemarketing Agreement, effective as of November 30, 2007, with Alico. Pursuant to this agreement, Inforidge will receive payments for expanding telemarketing operations related to prior agreements with Alico. The Agreement expired on June 30, 2009. Due to the AIG financial difficulties, personnel were allocated to other contracts during the three months ended December 31, 2008 and March 31, 2009.

ACQUISITION OF GLOBAL HOTLINE, INC.

         The Company acquired its 100% ownership of Global Hotline from Mr. Hideki Anan (67%), Mr. Kyo Nagae (10%) and Mr. Hiroki Isobe (23%). Mr. Anan is the CEO of Global Hotline and is an experienced Japanese telecommunications executive. Mr. Isobe is a controlling shareholder.

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
                                                                      ==========

GLOBAL HOTLINES PHILIPPINES INC. (Unaudited)

         In the Philippines, IA Global is the 100% owner of Asia Premier Executive Suites Inc. ("Asia Premier") and Shift Resources Inc. ("Shift"), companies that have been merged into a single organization and operate as Global Hotline Philippines Inc ("Global Hotline Philippines").

         On May 27, 2008, the Company acquired 100% of Asia Premier. Asia Premier provides flexible in-bound and out-bound call center, lead generation, and co-location service solutions to international companies. Asia Premier facilities are equipped with fully redundant, world-class Internet and network facilities, are capable of handling 300 or more seats, have a 24-hour back-up to ensure clients have seamless service, consistent high-quality bandwidth and technical support 365 days a year.

         The transaction was structured as a share exchange in which IA Global issued 1,250,000 shares of its common stock at $.24 per share, the average closing price during the negotiations, totaling $300,000; plus three notes payable totaling $268,000, of which $262,000 was paid as of June 30, 2009. The transaction was valued at $618,000.

         On April 10, 2008, the Company acquired 100% of Shift. Shift provides a range of in-bound and out-bound call centers, lead generation and customer service solutions for international companies across multiple time zones.

         The transaction was structured as a share exchange in which the Company issued 826,086 shares of its common stock at $.23 per share, the average closing price during the negotiations, totaling $190,000 plus a payment of $35,000 at closing. The transaction was valued at $225,000.

         Asia Premier and Shift were acquired because they have contracts that we expected to be renewed in an industry sector that was expected to grow. The purchase price resulted in identifiable intangible assets. Their results are included in the financial statements of IA Global for all periods since acquisition. There were no contingent payments earned, options or commitments in the acquisition agreement. There was no purchased research and development assets acquired or written off with the acquisition.

         As of June 30, 2009, Global Hotline Philippines operates one call center in the Philippines and employs 20 full-time and part-time employees and has an 86 additional revenue generating seats related to co-location services. In addition, it signed a long term Business Processing and Marketing Services Agreement with HTMT Global Solutions Limited ("HTMT") on January 9, 2009. Global Hotline Philippines will also use HTMT's infrastructure, certifications, and extensive call center facilities to deliver services to Global Hotline Philippines' growing client base.

Human Capital and Resources

EQUITY INVESTMENT IN SLATE CONSULTING CO LTD

         On August 24, 2007, the Company closed a 20.25% equity investment in Slate by agreeing to issue 3,600,000 shares of common stock with a total value of $1,440,000, or $0.40 per share, which was the average closing market price on August 17, 2007, the day negotiations were completed. In addition, the Company has the option to increase its equity holding in Slate to 75% based on terms to be agreed.

         Slate is a Japanese executive search firm with operations in Tokyo and a call center in Manila, Philippines.

         For the three months ended June 30, 2009, the Company recorded a gain on our investment in Slate of $11,706 that increased our investment in Slate. The investment in Slate was valued at $1,397,760 using the equity method as of June 30, 2009.

Financial Services Equity Investments

INVESTMENT IN TAICOM SECURITIES CO LTD

         In Japan, we have a 12.6%, except as disclosed, investment as of June 30, 2009 and October 16, 2009 in Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm. Taicom provides a broad range of value-added financial services and competitive products. These services currently include the brokerage of Japanese commodities, options derivatives trading, foreign currency, equities and margin as well as offering wealth management and investment consulting services to diversified clients. In addition to offering a broad news and information gathering network, Taicom offers creative solutions that meet the sophisticated trading needs of its clients. Taicom is a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and Osaka and has three branch offices in Japan.

         The Company is accounting for Taicom under the cost method.

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

April 1, 2009 Amendment to Share Exchange Agreement
---------------------------------------------------

         On April 1, 2009, the Company, Taicom and ArqueMax Ventures, LLC ("AMV"), an entity controlled by Michael Ning, the Chairman of Taicom, entered into an Amendment to Share Exchange Agreement (the Amendment"). Pursuant to this Amendment, the Company returned the following Taicom Preferred Class B Stock ("Taicom Stock") for the indicated payments by Taicom:

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

         In addition, the Company agreed to issue preferred stock ("IAO Preferred Stock"), at $1,000 per share, to AMV for the following additional payments: $140,000 paid on or about April 7, 2009, $67,000 paid on or about April 15, 2009 and $110,000 paid on or about April 30, 2009. The three payments are independent of each other and the payment or non-payment of one or more payments is not dependent on the payment or non-payment of any one or more of the other payments. All payments were paid.

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

April 1, 2009 Form of Performance Warrant
-----------------------------------------

         On April 1, 2009, the Company amended the Form of Performance Warrant with Mr. Ning that was signed on December 12, 2008 ("Amended Warrant"). The Amended Warrant reduced the number of shares of common stock that Taicom could receive upon the closing of financings to 3,591,250 from 32,500,000 common shares. The Company agreed to register the common stock issuable upon the exercise of the Amended Warrant with NYSE AMEX and file a registration statement on Form S-3 within 60 days of approval by NYSE AMEX. The Amended Warrant was issued to an accredited investor in a transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

June 8, 2009 Services Agreement
-------------------------------

         On June 8, 2009, the Company entered into a Services Agreement with AMV. Pursuant to this agreement, AMV is providing funding to the Company of $300,000 in exchange for IA Global Convertible Senior Debentures ("Debentures") that carry a 12% interest rate and are due December 8, 2009. The Debentures are convertible into 10,000,000 shares of IAO Common Stock at $0.030 per share upon issuance. In the event Company is not able to pay back the principal amount plus accrued interest by December 8, 2009, AMV shall have the right to convert such Debentures into (1) the proportionate number of collateralized IAO Common Shares, or (2) exchange 940,121 shares of Taicom Preferred Class B stock owned by the Company pro-rata. The $300,000 in funding will be paid in five tranches that are independent of each other and that payment or non-payment of one or more tranches is not dependent on the payment or non-payment of any one or more of the other tranches.

         On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the agreement and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the agreement. AMV could claim ownership of our Taicom shares. This would result in a loss on investment of approximately $2,861,000. Based on the $120,000 in funding under this agreement, the Company may be required to issue 4,000,000 shares.

         In addition, the Company agreed to a share exchange with Taicom whereby 10,500,000 shares of the Company's common stock would be issued for 137,528 shares of Taicom Stock at the earlier of July 31, 2009 or the record date for the Company's 2009 annual shareholder meeting. The IA Global shares would be valued at $.035 per share, the price during negotiations. The Taicom Stock will be valued at the book value for Taicom. The Taicom Stock are restricted securities and may not be resold, distributed, collateralized, liquidated or transferred to any person or entity. This share exchange expired July 31, 2009.

         The parties are negotiating over the Agreement.

June 2, 2009 Form of Performance Warrant
----------------------------------------

         On June 2, 2009, the Company entered into a Form of Performance Warrant ("Warrant") with AMV. The Warrant provides for 5,213,105 shares of Company common stock to AMV at $.05 per share.

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

         The parties are negotiating over the Form of Performance Warrant.

         The total value of our investment in Taicom was valued at $2,861,365 as of June 30, 2009. The Company accounted for its investment in Taicom under the cost method for the three months ended June 30, 2009.

PRO-FORMA FINANCIAL INFORMATION

         The unaudited pro-forma financial information for the equity and cost investments for three months ended June 30, 2008 were as follows:

Three Months Ended June 30, 2008 (Unaudited)

                                                                             Pre-Acquisition
                                                           Pre-Acquisition    Operations of
                                                            Operations of        Global
                                                               Taicom            Hotline         Pro Forma
                                            As Reported      Securities        Philippines     Three Months
                                           Three Months       April 1 -       April 1 - May     Ended June
                                           June 30, 2008   June 3, 2008 *      27, 2008 *        30, 2008
                                           -------------   ---------------   ---------------   ------------
Revenue ................................   $  19,688,708   $            -    $       37,525    $ 19,726,233
Income (loss) before extraordinary items         730,844         (260,807)             (679)        469,357
Net income (loss) ......................         730,844         (260,807)             (679)        469,358
Net profit per common share ............               -                -                 -               -

* - The Taicom investment closed on June 3, 2008 and the GHP acquisitions closed on April 10, 2008 (Shift Resources) and on May 24, 2008 (Asia Premier).

         There were no material, nonrecurring items included in the reported and the pro-forma information.

NOTE 4. ACCOUNTS RECEIVABLE/CUSTOMER CONCENTRATION

         Accounts receivable were $8,599,996 and $5,994,117 as of June 30, 2009 and March 31, 2009, respectively. The Company had the following customers that accounted for more than 10% of our consolidated revenues, and these are their respective percentages of consolidated revenues for the following periods:

                                           Three Months Ended    Year Ended
                                               June 30,           March 31,
                                                 2009               2009
                                           ------------------    ----------
                                               (unaudited)        (audited)
         KDDI Network Solutions .......            28%               25%
         Internet Service Partners/ NTT             -%               12%
         AIG ..........................            10%               10%
         Softbank .....................            31%               26%

-% is less than 10%.

         KDDI is a Global Hotline customer. Internet Service Partners/NTT was a IA Partners customer. AIG is an IA Partner and Inforidge customer. Softbank is a Global Hotline and SG Telecom customer. There were no other customers, other than the above, that accounted for more than 10% of our consolidated revenues at the end of the respective periods.

         KDDI accounted for 25% and 19% of accounts receivable as of June 30, 2009 and March 31, 2009, respectively. Internet Service Partners/ Japan Hotline/ NTT accounted for 9% and 17% of total accounts receivable as of June 30, 2009 and March 31, 2009, respectively. Softbank accounted for 7% and 6% of total accounts receivable as of June 30, 2009 and March 31, 2009, respectively.

         The Company anticipates that significant customer concentration will continue for the foreseeable future.

NOTE 5. PREPAID EXPENSES

         Prepaid expenses were $1,088,484 and $1,184,572 as of June 30, 2009 and March 31, 2009, respectively. These assets included prepaid insurance, prepaid financing costs and other costs incurred by the Company and prepaid hiring, rent and other expenses incurred by Global Hotline.

NOTE 6. EQUIPMENT

         Equipment, net of accumulated depreciation, was $2,001,520 and $2,207,849 as of June 30, 2009 and March 31, 2009, respectively. Accumulated depreciation was $2,279,555 and $2,127,403 as of June 30, 2009 and March 31, 2009, respectively. Total depreciation expense was $152,152 and $191,219 for the three months ended June 30, 2009 and 2008, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

         Property and equipment is comprised of the following:

                                  Estimated
                                 Useful Lives   June 30, 2009   March 31, 2009
                                 ------------   -------------   --------------
                                                 (unaudited)      (audited)
Equipment and vehicles .......   24-60 months   $  3,333,074    $   3,387,060
Leasehold improvements .......   27-60 months        948,001          948,192
                                                ------------    -------------
                                                   4,281,075        4,335,252
Less: accumulated depreciation                    (2,279,555)      (2,127,403)
                                                ------------    -------------
                                                $  2,001,520    $   2,207,849
                                                ============    =============

NOTE 7. INTANGIBLE ASSETS

         Intangible assets as of June 30, 2009 and March 31, 2009 consisted of the following:

                                   Estimated
                                 Useful Lives   June 30, 2009   March 31, 2009
                                 ------------   -------------   --------------
                                                 (unaudited)      (audited)
Customer contracts ...........     3-5 years    $  5,621,420    $   5,621,420
Less: accumulated amortization                    (5,099,319)      (5,065,550)
                                                ------------    -------------
    Intangible assets, net ...                  $    522,101    $     555,870
                                                ============    =============

         Total amortization expense was $33,769 and $341,129 for the three months ended June 30, 2009 and 2008, respectively.

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

NOTE 8. OTHER ASSETS

         Other assets were $3,217,794 and $3,164,127 as of June 30, 2009 and March 31, 2009, respectively. These assets included loans receivable from Tesco Co Ltd ("Tesco"), employee loans receivable and bonds related to Global Hotline's leased facilities.

NOTE 9. ACCRUED PAYROLL TAXES AND SOCIAL INSURANCE TAXES - DELINQUENT

         Accrued payroll taxes and social insurance taxes were $6,491,147 and $4,850,887 as of June 30, 2009 and March 31, 2009, respectively. Such liabilities primarily consisted of Japanese employee taxes deducted but not paid since August 2008 and penalties and interest. Global Hotline has negotiated a monthly payment schedule from March 2009 through March 2011 with respect to $3,426,330 of the taxes and is engaged in ongoing negotiations with respect to the remaining taxes.

NOTE 10. ACCRUED LIABILITIES

         Accrued liabilities were $8,252,813 and $4,657,362 as of June 30, 2009 and March 31, 2009, respectively. Such liabilities consisted of the following:

                                                 June 30,     March 31,
                                                   2009         2009
                                                ----------   ----------
                                                (unaudited)   (audited)
         Accrued salaries ...................   $2,015,285   $2,154,315
         Trade debt not in accounts payable .    5,613,590    1,922,998
         Accrued interest ...................      502,919      487,961
         Other accrued expenses .............      121,019       92,089
                                                ----------   ----------
                                                $8,252,813   $4,657,363
                                                ==========   ==========

NOTE 11. NOTES PAYABLE/ LONG-TERM DEBT

         Notes payable and long term debt were $15,848,144 and $15,289,602 as of June 30, 2009 and March 31, 2009 consisted of the following:

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

         The loans include interest of 15.0%, with a default interest rate of 21.9%. A 10% fee was paid for these working capital loans. The loans were signed by SG Telecom and are guaranteed by the two senior executives and two directors of Global Hotline and by all Global Hotline affiliated entities.

         On approximately April 1, 2009, but effective February 25, 2009, the Company signed a Contract of Security of Transferred Shares ("Transfer Agreement"). In this Transfer Agreement, the Company pledged its ownership in Global Hotline as collateral for the loans between Global Hotline and H Capital, subject to a thirty day notice period in the case of Global Hotline's default under the agreements. The Company did not guarantee the H Capital loans.

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

         On May 26, 2009, IA Global received notices from H Capital. On May 27, 2009, Global Hotline and SG Telecom did not repay the Loan as requested by H Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's ownership interest in 600 shares of Global Hotline.

         After review by Japanese corporate counsel, the Company is challenging the validity of the loans and the collateral claimed by H Capital and the excessive interest rate and fees. The Company has discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the Transfer Agreement the Company signed. The Company has disputed all notices received from H Capital. The parties continue to negotiate over the alleged unpaid loans.

         The principal balance due as of June 30, 2009 was 150,000,000 Yen, or approximately $1,601,000 at current exchange rates, plus accrued interest and of approximately 12,678,078 Yen, or approximately $135,000 at current exchange rates. Total interest accrued during the three months ended June 30, 2009 was 9,349,000 Yen or approximately $100,000 at current exchange rates.

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

         On December 26, 2006, IA Partners received a 200,000,000 Yen, or approximately $1,683,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a quarterly payment of principal of 12,500,000 Yen, or approximately $105,000 at current exchange rates, starting on March 20, 2008 with a final payment due on December 20, 2011. Interest of 2.00% plus the 3 month TIBOR totaling 2.703% was paid quarterly starting on June 20, 2007. On June 22, 2009, IA Partners signed an amendment with Mitsui Sumitomo Bank Co Ltd adjusting the repayment date of the amount due of 137,500,000 Yen, or approximately $1,432,000 at current exchange rates, to September 22, 2009 and increasing the interest rate to 4.25%.

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

         On June 19, 2007, Global Hotline received a 100,000,000 Yen, or approximately $812,000 at current exchange rates, working capital loan from Mitsui Sumitomo Bank Co Ltd. The loan requires a monthly payment of 1,666,000 Yen, or approximately $14,000 at current exchange rates, starting on August 1, 2007, with a final payment of 1,706,000 Yen or approximately $14,000 on June 19, 2012. Interest of 3.05% is paid monthly starting on June 19, 2007. On June 30, 2009, Global Hotline signed an amendment with Mitsui Sumitomo Bank Co Ltd. The amendment requires a balloon payment of 63,348,000 Yen or approximately $672,000 at current exchange rates on September 30, 2009.

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

Mizuho Bank Co Ltd.
-------------------

         On July 17, 2007, Global Hotline received a 150,000,000 Yen, or approximately $1,217,000 at current exchange rates, bond from Mizuho Bank Co. Ltd. The bond requires a semi-annual payment of 15,000,000 Yen, or approximately $122,000 at current exchange rates, starting on December 19, 2007, with a final payment due on June 29, 2012. Interest of 1.64% is paid semi-annually starting on December 19, 2007. Global Hotline paid a bank fee of 3,388,965 Yen, or approximately $28,000 at current exchange rates. In July 2009, Mizuho Bank Co Ltd agreed to freeze all payments through September 30, 2009.

         On June 4, 2008, Global Hotline signed a working capital loan agreement with Mizuho Bank Co Ltd for 270,000,000 Yen, or approximately $2,607,000, at the then current exchange rate. The loan requires principal monthly payments of 22,500,000 Yen, or approximately $217,000 at the then current exchange rate, plus interest of 2.375%, starting on July 5, 2008, with a final payment due on June 5, 2009. In July 2009, Mizuho Bank Co Ltd agreed to freeze all remaining payments through September 30, 2009.

         On March 12, 2009, Global Hotline signed a working capital loan agreement with Mizuho Bank Co Ltd for 30,000,000 Yen, or approximately $304,000, at the then current exchange rate. The loan requires principal monthly payments of 250,000 Yen, or approximately $3,000 at the then current exchange rate, plus interest of 2.4%, starting on April 12, 2009, with a final payment due on March 12, 2019. The loan is guaranteed by Tokyo Guarantee Association. In July 2009, Mizuho Bank Co Ltd agreed to freeze all remaining payments through September 30, 2009.

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

         On August 29, 2008, Global Hotline received a 10,000,000 Yen, or approximately $95,000 at current exchange rates working capital loan from Higashi-Nippon Bank Co Ltd. The loan requires a monthly payment of 833,000 Yen, or approximately $8,000 at current exchange rates starting on September 25, 2008 with a final payment on August 25, 2009. Interest of 2.70% is to be paid starting on October 6, 2008. The loan is guaranteed by Tokyo Credit Guarantee Association. Global Hotline paid a bank fee of 68,250 Yen or approximately $6,000 at current exchange rates. In July 2009, Higashi-Nippon Bank Co Ltd agreed to freeze all remaining payments through September 30, 2009.

         On September 28, 2007, IA Partners received a 30,000,000 Yen, or approximately $260,000 at current exchange rates, working capital loan from Resona Bank Co. Ltd. The loan requires monthly payments of 2,500,000 Yen or approximately $22,000 at current exchange rates starting on October 31, 2007 with a final payment of 2,500,000 Yen or approximately $22,000 due on September 26, 2008. The loan provides for interest at 1.875% with interest payments starting on October 31, 2007. In July 2009, Resona Bank Co Ltd agreed to freeze all payments through September 30, 2009.

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

         On March 9, 2009, Global Hotline received a 30,000,000 Yen, or approximately $304,000 at current exchange rates working capital loan from Yachiyo Bank Co Ltd. The loan requires a monthly payment of 5,000,000 Yen, or approximately $53,000 at current exchange rates starting on April 5, 2009 with a final payment on September 5, 2009. Interest of 2.75% is to be paid starting on April 5, 2009. In July 2009, Yachiyo Co Ltd agreed to freeze all payments through September 30, 2009.

         All of the above loans are also guaranteed by Hideki Anan, the CEO of Global Hotline. As of February 25, 2009, all Global Hotline assets are collateralized to H Capital. On approximately April 1, 2009, the Company pledged its ownership in Global Hotline as collateral for the loans, subject to a thirty day notice period in the case of default under the agreement.

         At June 30, 2009, Global Hotline had total indebtedness of $15.5 million. Global Hotline will need to repay or refinance $14.6 million by June 30, 2010, including approximately $14.4 million that is due as of October 16, 2009.

         On April 30, 2009, Global Hotline entered into negotiations to refinance $12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long-term basis and freeze any payments in the short term. To date, all banks but Mitsubishi Tokyo UFJ Bank Co Ltd. have agreed to freeze all payments through September 30, 2009. Global Hotline continues to negotiate with our Japanese banks on the repayment of the debt.

Other Global Hotline, Inc.
--------------------------

         In June, 2009, Inforidge Co Ltd. received a 120,000,000 Yen, or approximately $1,348,000 at current exchange rates working capital loan from Neutral Co Ltd and their business partner Bansei Securities, Japanese corporations. Interest of 4% and principal payments are being negotiated. The loan is collateralized by future accounts receivable on the insurance contracts and 70% of the Inforidge shares owned by Global Hotline.

IA Global, Inc.
---------------

         On July 14, 2008 and August 11, 2008, the Company entered into three year loan agreements with Artemis Capital Group LLC, pursuant to which the Company received loans in the principal amount totaling approximately $199,500 at an interest rate of 7.0% per annum. The interest was payable quarterly starting on October 2008. The Company issued 3,000,000 shares of common stock as of September 30, 2008 and 554,546 shares of common stock on November 19, 2008, which serve as collateral for the loans. In addition, the Company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loans, the Company may repay the loans, forfeit the shares to the lender or renew the loans on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the three months ended June 30, 2009 was $3,491.

         All the IA Global loans were used for working capital.

NOTE 12. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND CERTAIN RELATIONSHIPS

         As of June 30, 2009, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey and Hiroki Isobe, (collectively, the "Controlling Shareholders") collectively hold approximately 35.0% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Shareholders.

         The following unaudited table provides details on the affiliated parties owned or controlled by the Company's Controlling Stockholders and certain other entities, as of June 30, 2009, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
      Global Hotline, Inc........................................... 100.0%
      Global Hotline Philippines, Inc............................... 100.0%  (1)
      IA Global Japan Co Ltd........................................ 100.0%
      Slate Consulting Co Ltd....................................... 20.25%
      Australian Secured Financial Limited..........................  36.0%
      Taicom Securities Co Ltd......................................  12.6%  (2)

Global Hotline, Inc. owns:
      Inforidge Co Ltd.............................................. 100.0%
      IA Partners Co Ltd............................................ 100.0%
      SG Telecom, Inc............................................... 100.0%

Inter Asset Japan LBO No. 1 Fund owns:
      IA Global, Inc................................................  13.6%  (3)

PBAA Fund Ltd. owns:
      IA Global, Inc................................................  11.0%  (3)

Terra Firma Fund Ltd. owns:
      IA Global, Inc................................................   6.0%  (3)

Inter Asset Japan Co., Ltd. owns:
      IA Global, Inc................................................   1.0%  (3)

IA Turkey Equity Portfolio Ltd owns:
      IA Global, Inc................................................   1.1%  (3)

Mr. Hiroki Isobe owns:
      IA Global, Inc................................................   2.4%  (3)
      Tesco Co Ltd..................................................  23.0%

(1) Established on July 4, 2008. Asia Premier and Shift Resources operate as Global Hotline Philippines, Inc.

(2) Equity investment of 20% closed June 3, 2008 and was reduced to 16% on December 12, 2008, 14% on February 2, 2009 and 12.6% on April 1, 2009,
    except as disclosed.

(3) Based on a Schedule 13D (Amendment No. 22) filed with the SEC on February 24, 2009.

INTER ASSET JAPAN RELATIONSHIP WITH TESCO CO LTD

         IAJ owns a 23% minority ownership percentage in Tesco. Global Hotline has an agent agreement with Tesco to sell their lighting products. Tesco owes Global Hotline approximately $2,310,110 and $2,310,110 as of June 30, 2009 and March 31, 2009, respectively. Hideki Anan and Kyo Nagae are directors of Tesco. During the twelve months ended March 31, 2009, we deferred $814,787 in revenues with Tesco.

DEREK SCHNEIDEMAN LOAN TO MICHAEL NING

         On June 23, 2009, Derek Schneideman, our CEO, loaned Michael Ning, a shareholder who owns or controls approximately 12.5 % of the Company, $35,000.

NOTE 13. EQUITY TRANSACTIONS/ TREASURY STOCK

         During the three months ended June 30, 2009, the following stockholder equity events occurred:

         On April 20, 2009, the Company agreed to issue 317 shares of ArqueMax Ventures, LLC Series Preferred Stock ("IAO Preferred Stock") of the Company. The IAO Preferred Stock, $.01 par value, was sold at $1,000 per share, has a liquidation value of $317,000 and has no voting rights.

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

         The Company recorded a deemed dividend of $192,000, upon the issuance of the Preferred Stock, due to the conversion price per share being below market on the date of issuance.

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

         On May 21, 2009, the Company issued 750,000 performance warrants to acquire shares of common stock to the Sterling Group, Inc. for consulting services. The warrants are exercisable at $.10 per share and expire on May 20, 2012. If registered, the warrants may be called by the Company if the share price closes above $.20 for five days.

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

         During the period subsequent to June 30, 2009, the following stockholder equity events occurred:

Private Placement with Inter Asset Japan LBO No 1 Fund

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

Equity Line of Credit Transaction with Ascendiant Capital Group, LLC

         On September 29, 2009, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC ("Ascendiant"), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of the Company's common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by IA Global and Ascendiant is commonly referred to as an "equity line of credit" or an "equity drawdown facility."

         Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of IA Global's common stock unless and until certain conditions are met, including but not limited to (i) approval of the transaction by the NYSE Amex, and (ii) the Company files by November 13, 2009 and the Securities and Exchange Commission (the "SEC") declares effective by January 27, 2010 a Registration Statement on Form S-1 (the "Registration Statement") registering Ascendiant's resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant's registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on September 29, 2009.

         If and when the SEC declares the Registration Statement effective, IA Global will have the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from IA Global, up to $5,000,000 worth of shares of the Company's common stock over a 24-month period beginning on such date (the "Commitment Period"). IA Global will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, IA Global will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a nine-trading-day pricing period. For each draw, IA Global will be required to deliver the shares sold to Ascendiant in three installments (following the third, sixth and ninth trading days in the pricing period, respectively). Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

         The Securities Purchase Agreement also provides for the following terms and conditions:

      o Purchase Price - 90% of IA Global's volume-weighted average price ("VWAP").

      o Threshold Price - IA Global may specify a price below which it will not sell shares during the applicable nine-trading-day pricing period. If the purchase price falls below the threshold price on any day(s) during the pricing period, such day(s) will be removed from the pricing period (and Ascendiant's investment amount will be reduced by 1/9 for each such day).

      o Maximum Draw - 15% of IA Global's total trading volume for the 10-trading-day period immediately preceding the applicable draw down, times the average VWAP during such period (but in no event more than $250,000).

      o  Minimum Draw - None.

      o  Minimum Time Between Draw Down Pricing Periods - Two trading days.

      o Minimum Use of Facility - IA Global is obligated to sell at least $1,000,000 worth of shares of its common stock to Ascendiant during the Commitment Period.

      o Commitment Fees - Upon NYSE Amex approval, IA Global will be obligated to issue 2,371,917 shares of its common stock to Ascendiant ($125,000 worth of shares based on the Company's closing bid price on the trading day immediately prior to the date of the Securities Purchase Agreement). If and when the SEC declares the Registration Statement effective, IA Global will be obligated to issue another $125,000 worth of shares of its common stock in four installments over a period of 90 days following the effectiveness date.

      o Other Fees and Expenses - IA Global has agreed to pay $10,000 to Ascendiant's legal counsel for the legal fees and expenses it incurred in connection with negotiating and documenting the equity line of credit. Pursuant to separate agreements, IA Global has also agreed to pay an aggregate of 3.0% in finder's fees (to be paid in connection with each draw down).

      o Indemnification - Ascendiant is entitled to customary indemnification from IA Global for any losses or liabilities it suffers as a result of any breach by IA Global of any provisions of the Securities Purchase Agreement, or as a result of any lawsuit brought by any stockholder of IA Global (except stockholders who are officers, directors or principal stockholders of IA Global).

      o Conditions to Ascendiant's Obligation to Purchase Shares - Trading in IA Global's common stock must not be suspended by the SEC or the NYSE Amex (or other applicable trading market); IA Global must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ascendiant must be paid in full; the Registration Statement must be effective with respect to Ascendiant's resale of all shares purchased under the equity drawdown facility; there must be a sufficient number of authorized but unissued shares of IA Global common stock; and the issuance must not cause Ascendiant to own more than 9.99% of the then outstanding shares of IA Global common stock, or more than 19.9% of the number of shares of common stock outstanding on September 29, 2009 to have been issued under the equity drawdown facility (without shareholder approval).

      o Termination - The Securities Purchase Agreement will terminate if IA Global's common stock is not listed on one of several specified trading markets (which include the NYSE Amex, OTC Bulletin Board and Pink Sheets, among others); if IA Global files for protection from its creditors; or if the Registration Statement is not declared effective by the SEC by June 29, 2010. IA Global may terminate the Securities Purchase Agreement if Ascendiant fails to fund a draw down within 10 trading days after the end of the applicable settlement period, or if the SEC provides comments on the Registration Statement requiring certain changes in the transaction structure and/or documents.

         The Securities Purchase Agreement also contains certain representations and warranties of IA Global and Ascendiant, including customary investment-related representations provided by Ascendiant, as well as acknowledgements by Ascendiant that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company's issuance of the shares has not been registered with the SEC or qualified under any state securities laws. IA Global provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations. IA Global's representations and warranties are qualified in their entirety (to the extent applicable) by the Company's disclosures in the reports it files with the SEC. IA Global also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Securities Purchase Agreement.

         The shares to be issued by IA Global to Ascendiant under the Securities Purchase Agreement will be issued in private placements in reliance upon the exemption from the registration requirements set forth in the Securities Act of 1933 (the "Securities Act") provided for in Section 4(2) of the Securities Act, and the rules promulgated by the SEC thereunder.

NOTE 14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Legal Proceedings

         On April 30, 2009, Global Hotline entered into negotiations to refinance $12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long-term basis and freeze any payments in the short term. To date, all banks but Mitsubishi Tokyo UFJ Bank Co Ltd. have agreed to freeze all payments through September 30, 2009. Global Hotline continues to negotiate with our Japanese banks on the repayment of the debt.

         On May 26, 2009, IA Global received notices from H Capital. On May 27, 2009, Global Hotline and SG Telecom did not repay the Loan as requested by H Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's ownership interest in 600 shares of Global Hotline.

         After review by Japanese corporate counsel, the Company is challenging the validity of the loans and the collateral claimed by H Capital and the excessive interest rate and fees. The Company has discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the Transfer Agreement the Company signed. The Company has disputed all notices received from H Capital. The parties continue to negotiate over the alleged unpaid loans.

         The principal balance due as of June 30, 2009 was 150,000,000 Yen, or approximately $1,601,000 at current exchange rates, plus accrued interest and of approximately 12,678,078 Yen, or approximately $135,000 at current exchange rates. Total interest accrued during the three months ended June 30, 2009 was 9,349,000 Yen or approximately $100,000 at current exchange rates.

         On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the agreement and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the agreement. AMV could claim ownership of our Taicom shares. This would result in a loss on investment of approximately $2,861,000. Based on the $120,000 in funding under this agreement, the Company may be required to issue 4,000,000 shares.

Employment Agreements

Agreements with Derek Schneideman

         On August 2, 2009, Derek Schneideman resigned as the Company's Chief Executive Officer and as a member of the Board, effective immediately upon the Company's filing of the 2009 Form 10-K, which occurred on September 3, 2009. Mr. Schneideman did not resign from the Board due to any disagreement with the Company relating to the Company's operations, policies or practices.

         In connection with Mr. Schneideman's resignation, he and the Company entered into a Separation Agreement and Full Release of Claims (the "Separation Agreement"), which was effective as of August 2, 2009. Pursuant to the Separation Agreement, the Company agreed to make the following severance payments to Mr. Schneideman:

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

         If Mr. Schneideman exercises his limited right to revoke the Separation Agreement, he will not be entitled to receive either of the payments described above. Mr. Schneideman was also paid $31,994 and is owed $20,833 as of October 16, 2009 for accrued but unpaid salary, benefits and business expense reimbursements as of the date of the Separation Agreement.

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

         Mark Scott's Employment Agreement ("Scott Agreement") has a one-year term beginning on August 24, 2009, and is renewable on a mutually agreeable basis. The Company will pay Mr. Scott an annual base salary of $96,000, and will provide for participation in the Company's benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott Agreement, Mr. Scott is eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company's Compensation Committee based on criteria under development. If Mr. Scott's employment is terminated without Cause (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to one year's annual base salary paid at the Company's discretion in a lump sum or over the next year.

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

         The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

         Years Ended June 30,
                 2010 .......   $1,950,981
                 2011 .......      662,102
                 2012 .......      338,402
                 2013 .......      116,304
                 2014 .......       20,422
                                ----------
                 Total ......   $3,088,211
                                ==========

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

         IA Global, Inc. is a broad-based services Company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. It is organized by subsidiary or equity investment. Each subsidiary or equity investment reported to the Chief Executive Officer who has been designated as the Chief Operating Decision Maker ("CODM") as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information"("SFAS 131"). The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

         The following subsidiaries are the only reportable segments under the criteria of SFAS 131 (i) IA Global, the parent Company, operates as a strategic holding Company with a dedicated focus on growth of existing business, together with expansion mergers and acquisitions in the Pacific Rim region, (ii) Global Hotline, which operates exclusively in Japan, and is an operator of major call centers providing business process outsourcing of telemarketing for telecommunications and insurance products, (iii) Slate, our equity investments in the human capital and resource sector, and (iv) Taicom, our equity investment in the Japanese securities sector.

         The following unaudited table presents revenues, operating income
(loss) and total assets by Company for the three months ended June 30, 2009 and 2008:

(dollars in thousands)
                                                                       Global
                                                       Global         Hotlines
                                      IA Global,      Hotline,      Philippines      Equity
Company                                  Inc.           Inc.            Inc.       Investments      Total
                                      ----------      --------      -----------    -----------    --------
Three Months Ended June 30, 2009-
     Revenue ....................      $      -       $ 13,331       $     47       $      -      $ 13,378
     Operating loss .............        (1,010)        (2,160)          (107)             -        (3,277)
     Total assets ...............            92         21,579            716          4,260        26,647

Three Months Ended June 30, 2008-
     Revenue ....................      $      -       $ 19,542       $    146       $      -      $ 19,688
     Operating (loss) profit ....          (807)         2,657            (14)             -         1,836
     Total assets ...............           362         25,336            868         15,120        41,686

Geographic Region                        U.S.          Japan        Philippines     Australia       Total
                                       --------       --------      -----------     ---------     --------
Three Months Ended June 30, 2009-
     Revenue ....................      $      -       $ 13,331       $     47       $      -      $ 13,378
     Operating loss .............        (1,010)        (2,160)          (107)             -        (3,277)
     Total assets ...............            92         25,839            716              -        26,647

Three Months Ended June 30, 2008-
     Revenue ....................      $      -       $ 19,542       $    146       $      -      $ 19,688
     Operating (loss) profit ....          (807)         2,657            (14)             -         1,836
     Total assets ...............           264         33,328            868          7,226        41,686

The following reconciles operating loss to net loss:

(dollars in thousands)
                                        Three Months Ended June 30,
                                        ---------------------------
                                           2009              2008
                                         -------           -------
Operating loss ...................       $(3,277)          $ 1,836
Other expense ....................           (40)                -
                                         -------           -------
(Loss) before income taxes .......        (3,317)            1,836
Income tax provision .............           146             1,105
                                         -------           -------
Net (loss) profit before deemed
 preferred stock dividend ........        (3,463)              731
Deemed preferred stock dividend ..          (192)                -
                                         -------           -------
Net (loss) profit ................       $(3,655)          $   731
                                         =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements in this report reflect the good-faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

INTRODUCTION

         We had revenues of $57.1 million for the twelve months ended March 31, 2009 as compared to $38.7 million for the twelve months ended March 31, 2008. We incurred a net loss $20.2 million for the twelve months ended March 31, 2009 as compared to a net loss of $7.1 million for the twelve months ended March 31, 2008.

         During the three months ended June 30, 2009, IA Global obtained loans of $2.3 million in the aggregate and we repaid loans of $2.1 million owed by Global Hotline.

         As of February 25, 2009, all Global Hotline assets were pledged as collateral to H Capital. On approximately April 1, 2009, the Company pledged its ownership in Global Hotline as collateral for the loans, subject to a thirty day notice period in the case of default under the agreement.

         At June 30, 2009, Global Hotline had total indebtedness of $15.5 million. Global Hotline will need to repay or refinance $14.6 million by June 30, 2010, including approximately $14.4 million that is due as of October 16, 2009.

         Certain recent developments relating to the outstanding indebtedness of IA Global and our subsidiaries, including our ongoing negotiations with our Japanese lenders, are described in more detail in the notes to the financial statements set forth in this Form 10-Q (see Part I, Item 1 - Financial Statements). Our recent efforts to generate additional liquidity, including through sales of its common stock, are also described in more detail in such financial statement notes.

THE COMPANY AND OUR BUSINESS

         IA Global, Inc. ("IA Global" or the "Company") is a broad-based services company with a dedicated focus on growth of existing business, together with expansion through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         To realize this plan, the Company is expanding investments in the business process outsourcing ("BPO") and financial services sectors. These sectors demonstrate long-term growth prospects in which we, by applying our skills and resources, can add significant value to our investments. Beyond Japan, we are expanding our reach to encompass the Philippines, Southeast Asia and the outstanding growth opportunities and synergies these markets present.

         IA Global takes a long-term approach to its acquisitions and partnerships. It is built on the belief that our people, combining pragmatic hands-on management with extensive operations and financial experience, have the expertise to grow the businesses we invest in, to optimize their potential and provide increasing returns on investment over the long run. IA Global has acquired a select portfolio of investments in Japan and the Philippines, targeted and developed with the aim of producing outstanding growth and profitability. This has laid the foundation for a medium term plan to establish a broad network of complementary subsidiaries and majority-owned investments in the greater Pacific Rim region.

BUSINESS PROCESS OUTSOURCING

         In Japan, IA Global is 100% owner of Global Hotline, except as disclosed, a BPO organization, operating several major call centers providing outbound telemarketing services for telecommunications, insurance, credit cards and catalog products. Since our acquisition of Global Hotline in June 2005, this business has expanded rapidly with the signing of significant multi-year contracts with major corporations.

         This growth has been driven by new contracts, process improvements, infrastructure expansion, and macro economic trends such as the ongoing gains in the Japanese economy, consistent year on year growth in targeted industries, higher disposable incomes, and the increasingly rapid growth of the senior citizen demographic. As of June 30, 2009, Global Hotline employed 798 full and part-time personnel to support these multi-million dollar contracts. In the Philippines, we acquired 100% of Shift Resources Inc.("Shift") on April 10, 2008 and Asia Premier Executive Suites Inc. ("Asia Premier") on May 27, 2008, multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines.

HUMAN CAPITAL AND RESOURCES

         IA Global has a 20.25% equity investment in Slate Consulting Co Ltd ("Slate"). Slate is a Japan-headquartered executive search firm with operations and business entities in Tokyo and a call center in Manila, Philippines.

FINANCIAL SERVICES

         In Japan, we have a 12.6% investment, except as disclosed, as of October 16, 2009 in Taicom Securities Co Ltd ("Taicom"), a Japanese securities firm. Taicom provides a broad range of value-added financial services and competitive products. These services currently include the brokerage of Japanese commodities, options derivatives trading, foreign currency, equities and margin as well as offering wealth management and investment consulting services to diversified clients. In addition to offering a broad news and information gathering network, Taicom offers creative solutions that meet the sophisticated trading needs of its clients.

         Taicom is a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and in Osaka and has three branch offices in Japan.

CORPORATE INFORMATION

         We were incorporated in Delaware on November 12, 1998. The Company's executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in Japan, and the Philippines. The Company's telephone number is (415) 946-8828 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this Form 10-Q.

THE COMPANY'S COMMON STOCK

         Our common stock currently trades on the NYSE AMEX Exchange ("NYSE AMEX") under the symbol "IAO."

KEY MARKET PRIORITIES

         Our key market opportunities are as follows:

         - Improve profitability by increasing sales and gross margins and reducing expenses.

         - Expand our Global Hotline Japan operations by adding new contracts and product offerings.

         - Expand our Global Hotlines Philippines operations through a marketing agreement with HTMT, and partnering programs with Jones Lang LaSalle and SPi Technologies, and new product offerings.

         - Expand our reach to encompass the Philippines, Southeast Asia and the growth opportunities and synergies these markets present. Our long-term "Buy to Hold" approach to our investments gives our management team time to comprehensively analyze, understand and select the companies we invest in, their sectors and competition in depth, and to accurately gauge their potential.

         - Enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

         - Enhance our investor relation services.

PRIMARY RISKS AND UNCERTAINTIES

         We are exposed to various risks related to legal claims, our need for additional financing, our level of indebtedness, our NYSE AMEX listing, our investment in Taicom Securities Co Ltd, declining economic conditions, our Global Hotline business, our controlling shareholder groups, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)
                                                                                   Three Months Ended June 30,
                                                                      ----------------------------------------------------
                                                                         2009          2008       $ Variance    % Variance
                                                                      -----------   -----------   ----------    ----------
                                                                      (unaudited)   (unaudited)
Revenue ..........................................................     $ 13,378      $ 19,688      $ (6,310)       -32.0%
Cost of sales ....................................................        4,086         3,195           891         27.9%
                                                                       --------      --------      --------      -------
Gross profit .....................................................        9,292        16,493        (7,201)       -43.7%
Selling, general and administrative expenses .....................       12,569        14,657        (2,088)       -14.2%
                                                                       --------      --------      --------      -------
Operating (loss) income ..........................................       (3,277)        1,836        (5,113)       278.5%
                                                                       --------      --------      --------      -------
Other income (expense):
Interest income ..................................................            -            15           (15)      -100.0%
Interest expense and amortization of beneficial conversion feature          (67)         (283)          216        -76.3%
Other income .....................................................           15            63           (48)       -76.2%
Gain on equity investment in Australia Secured Financial Limited .            -           256          (256)      -100.0%
Gain on equity investment in GPlus Media Co Ltd ..................            -            33           (33)      -100.0%
Gain on equity investment in Slate Consulting Co Ltd .............           12            23           (11)       -47.8%
Loss on equity investment in Taicom Securities Co Ltd ............            -          (107)          107        100.0%
                                                                       --------      --------      --------      -------
Total other expense ..............................................          (40)            -           (40)       100.0%
                                                                       --------      --------      --------      -------
(Loss) profit before income taxes ................................       (3,317)        1,836        (5,153)       280.7%
Income taxes- current provision ..................................          146         1,105          (959)       -86.8%
                                                                       --------      --------      --------      -------
Net (loss) profit before deemed preferred stock dividend .........       (3,463)          731        (4,194)       573.7%
Deemed preferred stock dividend ..................................         (192)            -          (192)       100.0%
                                                                       --------      --------      --------      -------
Net (loss) profit ................................................     $ (3,655)     $    731      $ (4,386)       600.0%
                                                                       ========      ========      ========      =======

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2008

         Net revenue for the three months ended June 30, 2009 decreased $6,310,000 to $13,378,000 as compared to $19,688,000 for the three months ended June 30, 2008.

         The decrease was due the reduction in AIG revenues, termination of our NTT contracts and a softening of our revenues from our telecommunication contracts during the three months ended June 30, 2009.

COST OF SALES

         Cost of sales for the three months ended June 30, 2009 increased $891,000 to $4,086,000 as compared to $3,195,000 for the three months ended June 30, 2008.

         The increase resulted from outside agent, outsourcing and other costs at Global Hotline.

EXPENSES

         Selling, general and administrative expenses for the three months ended June 30, 2009 decreased $2,088,000 to $12,569,000 as compared $14,657,000 for the three months ended June 30, 2008. This was due to reduced operating expenses of $2,334,000 at Global Hotline, offset by increased operating expenses at IA Global of $353,000 related to the implementation of SFAS 123R and legal and $251,000 related to the forensic audit expenses. Global Hotline headcount was reduced during the three months ended March 31, 2009.

         The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

         Other expense for the three months ended June 30, 2009 was $40,000 as compared to other expense of $0 for the three months ended June 30, 2008. The other expense increase was primarily related to interest expense and amortization of the beneficial conversion feature of $67,000.

         The 2008 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $283,000, offset by a net gain on equity investments of $205,000.

NET LOSS

         Net loss for the three months ended June 30, 2009 was $3,655,000 as compared to a net profit of $731,000 for the three months ended June 30, 2008 Decreased gross margin of $7,201,000 was offset by decreased operating expenses of $5,113,000 and income taxes of $959,000.

LIQUIDITY AND CAPITAL RESOURCES

         We had cash of approximately $1.7 million, a net working capital deficit of approximately $18.4 million (due to the current portion of long term debt of $14.8 million) and total indebtedness of $15.8 million as of June 30, 2009.

         During the three months ended June 30, 2009, IA Global obtained loans of $2.3 million in the aggregate and we repaid loans of $2.1 million owed by Global Hotline.

         As of February 25, 2009, all Global Hotline assets were pledged as collateral to H Capital. On approximately April 1, 2009, the Company pledged its ownership in Global Hotline as collateral for the loans, subject to a thirty day notice period in the case of default under the agreement.

         On February 25, 2009, Global Hotline and subsidiaries pledged all accounts receivable to H Capital and provided H Capital with all bank books and corporate seals, which allows H Capital to control all cash.

         Certain recent developments relating to the outstanding indebtedness of IA Global and our subsidiaries, including our ongoing negotiations with our Japanese lenders, are described in more detail in the notes to the financial statements set forth in this Form 10-Q (see Part I, Item 1 - Financial Statements). The Company's recent efforts to generate additional liquidity, including through sales of its common stock, are also described in more detail in such financial statement notes.

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

OPERATING ACTIVITIES

         Net cash used in operating activities for the three months ended June 30, 2009 was $2.4 million. This amount was primarily related to a net loss of $3.5 million, an increase in accounts receivable of $2.6 million, an increase in notes receivable of $1.0 million and a decrease in deferred revenue of $1.2, offset by depreciation and amortization and other non-cash expenses of $.2 million, and an increase in accrued liabilities and payroll taxes of $5.2 million.

FINANCING ACTIVITIES

         Net cash provided by financing activities for the three months ended June 30, 2009 was $.5 million.

         During the three months ended June 30, 2009, Global Hotline entered into loans of approximately $2.3 million and repaid loans of $2.1 million.

         Other Material Commitments. The Company's unaudited contractual cash obligations as of June 30, 2009 are summarized in the table below (1):

Contractual                           Less Than                                Greater Than
Cash Obligations          Total        1 Year       1-3 Years     3-5 Years      5 Years
--------------------   -----------   -----------   -----------   -----------   -----------
Operating leases ...   $ 3,088,210   $ 1,950,981   $ 1,000,503   $   136,726   $         0
Note payable .......    15,848,144    14,762,636       678,120       371,070        36,318
Capital expenditures       100,000       100,000             0             0             0
Acquisitions .......             0             0             0             0             0
                       -----------   -----------   -----------   -----------   -----------
                       $19,036,354   $16,813,617   $ 1,678,623   $   507,796   $    36,318
                       ===========   ===========   ===========   ===========   ===========

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

INCOME TAXES

         We are subject to income taxes in both the U.S. and foreign (Japan and Philippines) jurisdictions. Significant judgment is required in determining the provision for income taxes. We recorded a valuation for the deferred tax assets from our net operating losses carried forward in the US due to IA Global, Inc. not demonstrating any consistent profitable operations. In Japan, Global Hotline has a refundable tax asset which we expect to realize from future income. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation.

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

         Revenues are deferred when cash has been received from the customer but the revenue has not been earned. We recorded deferred revenue of $2.3 million and $3.5 as of June 30, 2009 and March 31, 2009, respectively.

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

INVESTMENTS

         We account for our investments using the equity method unless its value has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. We review these investments periodically for impairment and make appropriate reductions in carrying value when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During our review, we evaluate the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods. Our equity investments for Slate and Taicom were not considered permanently impaired as of June 30, 2009.

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

THE COMPANY COULD BE EXPOSED TO LEGAL CLAIMS

         We could be exposed to legal claims.

         On April 30, 2009, Global Hotline entered into negotiations to refinance $12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long-term basis and freeze any payments in the short term. To date, all banks but Mitsubishi Tokyo UFJ Bank Co Ltd. have agreed to freeze all payments through September 30, 2009. Global Hotline continues to negotiate with our Japanese banks on the repayment of the debt.

         On May 26, 2009, we received notices from H Capital. On May 27, 2009, Global Hotline and SG Telecom did not repay the Loan as requested by H Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's ownership interest in 600 shares of Global Hotline.

         After review by Japanese corporate counsel, we are challenging the validity of the loans and the collateral claimed by H Capital and the excessive interest rate and fees. We discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the Transfer Agreement the Company signed. We have disputed all notices received from H Capital. The parties continue to negotiate over the alleged unpaid loans.

         The principal balance due as of June 30, 2009 was 150,000,000 Yen, or approximately $1,601,000 at current exchange rates, plus accrued interest and of approximately 12,678,078 Yen, or approximately $135,000 at current exchange rates. Total interest accrued during the three months ended June 30, 2009 was 9,349,000 Yen or approximately $100,000 at current exchange rates.

         On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the agreement and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the agreement. AMV could claim ownership of our Taicom shares. This would result in a loss on investment of approximately $2,861,000. Based on the $120,000 in funding under this agreement, the Company may be required to issue 4,000,000 shares.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR OPERATIONS

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

         Our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the financial statement notes set forth in this report.

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

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY ADVERSELY AFFECT OPERATIONS

         On April 30, 2009, Global Hotline entered into negotiations to refinance $12,379,000 in debt with its Japanese banks. Global Hotline is proposing to refinance this debt on a long-term basis and freeze any payments in the short term. To date, all banks but Mitsubishi Tokyo UFJ Bank Co Ltd. have agreed to freeze all payments through September 30, 2009. Global Hotline continues to negotiate with our Japanese banks on the repayment of the debt.

         As of February 25, 2009, all Global Hotline assets, including accounts receivable are collateralized to H Capital. On approximately April 1, 2009, the Company pledged its ownership in Global Hotline as collateral for the alleged loans, subject to a thirty day notice period in the case of default under the agreement.

         On May 26, 2009, we received notices from H Capital. On May 27, 2009, Global Hotline and SG Telecom did not repay the Loan as requested by H Capital. On June 9, 2009, the unlicensed Japanese lender submitted documents claiming ownership of the Company's ownership interest in 600 shares of Global Hotline.

         After review by Japanese corporate counsel, we are challenging the validity of the loans and the collateral claimed by H Capital and the excessive interest rate and fees. We discovered that Global Hotline management provided stock certificates to the unlicensed lender in early March 2009 in violation of the Transfer Agreement the Company signed. We have disputed all notices received from H Capital. The parties continue to negotiate over the alleged unpaid loans.

         The principal balance due as of June 30, 2009 was 150,000,000 Yen, or approximately $1,601,000 at current exchange rates, plus accrued interest and of approximately 12,678,078 Yen, or approximately $135,000 at current exchange rates. Total interest accrued during the three months ended June 30, 2009 was 9,349,000 Yen or approximately $100,000 at current exchange rates.

         Our level of indebtedness and the terms of our financing arrangements Could result in or contribute to:

      o  a bankruptcy filing by Global Hotline and/ or IA Global.

      o  a default under the loan agreements;

      o a collateral call by a lender, including the loss of our Global Hotline subsidiary;

      o  lawsuits with lenders;

      o our inability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;

      o a diversion of substantial cash flow from our operations and expansion plans in order to service our debt obligations;

      o a competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

WE ARE NOT IN COMPLIANCE WITH CERTAIN NYSE AMEX REQUIREMENTS FOR CONTINUED
LISTING

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

         The Company received a Deficiency Letter from the NYSE AMEX, dated August 19, 2009. In this letter, Staff has now determined that the Company has not filed its Form 10-Q for the three months ended June 30, 2009.

         The timely filing of these reports is a condition of the Company's continuing listing on NYSE AMEX, as required by Sections 134 and 1101 of the Company Guide. In addition, the Company's failure to file this report is a material violation of its listing agreement with NYSE AMEX. Pursuant to 1003(d) of the Company Guide, the Exchange is authorized to suspend, and unless prompt corrective action is taken, remove the Company's security from NYSE AMEX. The Company submitted a plan to the Exchange on August 4, 2009 and September 3, 2009 and brought the Company in compliance with Sections 134 and 1101 of the Exchanges Company Guide by October 16, 2009.

         The Company received a Deficiency Letter from the NYSE AMEX, dated September 25, 2009. In this letter, NYSE Amex staff accepted IA Global's plan to bring the Company back into compliance with Sections 134 and 1101 of the NYSE Amex's Company Guide by October 12, 2009. IA Global expects to regain compliance with Sections 134 and 1101 of the Company Guide by filing its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 with the Securities and Exchange Commission on or before October 12, 2009.

         In its letter, the staff also indicated that the Company is not in compliance with certain additional continued listing standards set forth in Part 10 of the Company Guide. Specifically, the Company is not in compliance with (i)
Section 1003(a)(i) of the Company Guide, since its total shareholders' equity is less than $2 million and the Company has reported losses from continuing operations and net losses in two out of the three most recent fiscal years; (ii)
Section 1003(a)(ii) of the Company Guide, since its total shareholders' equity is less than $4 million and the Company has reported losses from continuing operations and net losses in three out of the four most recent fiscal years;
(iii) Section 1003(a)(iii) of the Company Guide, since its total shareholders' equity is less than $6 million and the Company has reported losses from continuing operations and net losses in the five most recent fiscal years; and
(iv) Section 1003(a)(iv) of the Company Guide, since the Company sustained losses so substantial in relation to its overall operations or its existing financial resources or its financial condition has become so impaired that is appears questionable, in the opinion of the NYSE Amex, that the Company will be able to continue operations and/or meet its obligations as they mature.

         In order to maintain its listing on the NYSE Amex, the Company must submit a plan by October 9, 2009 that addresses how it will regain compliance with Section 1003(a)(iv) of the Company Guide by March 25, 2010 and Section 1003(a)(i), (ii) and (iii) of the Company Guide by March 25, 2011. The Company will be subject to periodic review by the NYSE Amex staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the NYSE Amex. The Company expects to submit its plan to regain compliance with the continued listing standards and within the time periods described above on or before the October 9, 2009 deadline.

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

WE ARE IN DEFAULT UNDER THE JUNE 8, 2009 SERVICES AGREEMENT WITH ARQUEMAX VENTURES, LLC

         On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the agreement and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the agreement. AMV could claim ownership of our Taicom shares. This would result in a loss on investment of approximately $2,861,000. Based on the $120,000 in funding under this agreement, the Company may be required to issue 4,000,000 shares.

DECLINING GENERAL ECONOMIC, BUSINESS, OR INDUSTRY CONDITIONS MAY CAUSE REDUCED REVENUES AND PROFITABILITY

         Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an a recession. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.

         Volatility and disruption of financial markets could affect our access to credit. The current difficult economic market environment has caused contraction in the availability of credit in the marketplace. This could potentially reduce or eliminate sources of liquidity for the Company.

WE ARE EXPOSED TO CHANGES IN THE TELECOMMUNICATION AND INSURANCE INDUSTRIES

         Global Hotline may be affected by the following factors that would impact its ability to operate as a telemarketer of telecommunications and insurance products in Japan and the Philippines.

      o The businesses have unfunded payroll and social insurance taxes of approximately 800 million Yen or approximately $9.0 million at current exchange rates as of September 30, 2009;

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

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

         As of June 30, 2009, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey and Hiroki Isobe, (collectively, the "Controlling Shareholders") collectively hold approximately 35.0% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Shareholders.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK

         Sales or issuances of a large number of shares of common stock (including pursuant to the equity line of credit transaction that we recently entered into with Ascendiant Capital Group, LLC, which is described in more detail elsewhere in this report) in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of June 30, 2009, 219.5 million shares of common stock were outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As "affiliates" (as defined under Rule 144 of the Securities Act ("Rule 144")) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

      o  Defending significant litigation,

      o  Investor relation activities,

      o  Announcements of technological innovations,

      o  New product introductions by us or our competitors,

      o  Competitive activities,

      o  Additions or departures of key personnel,

      o  Issuance of loans to customers or related or affiliated parties, and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

         We were exposed to foreign currency risks due to our operations in Japan and the Philippines and our equity investments in Japan. We do not trade in hedging instruments or "other than trading" instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

         We are exposed to interest rate risk at Global Hotline. As of June 30, 2009, total debt was $15,522,644. Debt totaling $1,694,871 is exposed to variable interest rates with current interest rates of 2.13% to 4.25%.

         The Company does not trade in hedging instruments or "other than trading" instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

         Our principal executive and financial officers evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on this evaluation, our principal executive and financial officers concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and
(2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

         For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussion provided under "Factors that May Affect Future Results" included in Item 2 (Management Discussion and Analysis of Financial Conditions and Results of Operations) of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the three months ended June 30, 2009, the Company made the following sales of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         The indebtedness of IA Global and our subsidiaries, including Global Hotline, is described in detail in Note 11 of the notes to the financial statements set forth in this Form 10-Q (See Part I, Item 1 - Financial Statements). As disclosed therein, IA Global and its subsidiaries had $15.8 of total indebtedness as of June 30, 2009, and we are currently in default with respect to $14.6 of that amount due to late payments of principal and/or interest under certain loan agreements. Reference is also made to our dispute with H Capital regarding IA Global's and Global Hotline's obligations to such entity under certain loan agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         IA Global, Inc. announced the following results of its special meeting of stockholders held on June 1, 2009:

(i) Approved the Amendment of our Certificate of Incorporation increasing in the number of authorized common shares from 300,000,000 to 450,000,000 by the following vote:

For 118,852,425 Against 2,567,300 Abstain 44,300

(ii) Rejected the Issuance of Shares of Common Stock in Connection with Certain Transactions by the following vote:

For 52,218,263 Against 69,201,562 Abstain 44,200

ITEM 5. OTHER INFORMATION

         As described in detail in Note 11 of the notes to the financial statements set forth in this Form 10-Q (See Part I, Item 1 - Financial Statements), the Company is challenging the validity of the loans and the collateral claimed by H Capital and the excessive interest rate and fees.

         Under the various agreements, H Capital terminated Hideki Anan and Kyo Nagae as Chief Executive Officer and Chief Financial Officer, respectively, of Global Hotline on October 1, 2009. In addition, H Capital began a general downsizing of the headcount at Global Hotline and notified certain immaterial customers that contracts were being terminated. They have assumed the accounting responsibility for Global Hotline on an outsourced basis during the three months ended September 30, 2009. This is complicating the ability of the Company to file future Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K with the SEC. If we are unable to file these reports timely, it would ultimately lead to our inability to maintain our listing on NYSE AMEX or other markets. Additionally, if we are unable to file our periodic reports timely with the SEC, we will be precluded from filing a registration statement on Form S-1 in connection with the Ascendient Capital financing and, therefore, would be unable to close on or utilize that equity line of credit.

         On October 7, 2009, we filed a civil lawsuit in the Tokyo District Court. The lawsuit seeks to invalidate the agreements between IA Global, Global Hotline and H Capital.

         The parties continue to negotiate over the alleged unpaid loans.

ITEM 6.  EXHIBITS

Exhibit
No.                               Description
-------  -----------------------------------------------------------------------
3.1 Certificate of Designations, Rights and Preferences of the ArqueMax Ventures, LLC Series Preferred Stock of IA Global, Inc. dated April 20, 2009. (6)

10.1 Loan Agreement dated April 24, 2009 by and between Kyo Nagae and Global Hotline, Inc. and subsidiaries H Capital, Inc. (Translated from Japanese) (2)

10.2 Amendment to Share Exchange Agreement dated April 1, 2009 by and between IA Global, Inc., Taicom Securities Co Ltd and ArqueMax Ventures, LLC. (3)

10.3 Form of Performance Warrant dated April 1, 2009 by and between IA Global, Inc. and Michael Ning. (3)

10.4 Services Agreement dated April 1, 2009 by and between IA Global, Inc. and ArqueMax Ventures , LLC. (3)

10.5 Application Form for (Change to) Loan on Bills dated April 23, 2009 by and between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese) (2)

10.6 Application Form for (Change to) Loan on Bills dated April 23, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese) (2)

10.7 Extension of Services Agreement dated May 31, 2009 by and between IA Global, Inc. and ArqueMax Ventures , LLC. (4)

10.8 Services Agreement dated June 8, 2009 by and between IA Global, Inc. and ArqueMax Ventures, LLC. (5)

10.9 Form of Performance Warrant dated June 2, 2009, but effective June 8, 2009 by and between IA Global, Inc. and ArqueMax Ventures , LLC. (5)

10.10 Application Form for (Change to) Loan on Bills dated June 30, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese) (2)

10.11 Application Form for (Change to) Loan on Bills dated June 30, 2009 by and between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese) (2)

10.12 Loan Rate/ Discharge Method/ Interest Payment Method Agreement dated June 22, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese) (2)

10.13 Monetary Loan Agreement dated June 22, 2009 by and between IA Partners, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese) (2)

10.14 Agreement on Change to Loan Contract by and between Global Hotline, Inc. and Mitsui Sumitomo Bank Co Ltd. (Translated From Japanese)(2)

10.15 Contract on Entrusting Sales Concerning AU Corporate Cell Phone Services dated April 3, 2009 by and between Global Hotline, Inc. and KDDI, Inc. (1)+

10.16 Business Assignment Contract dated April 3, 2009 by and between Global Hotline, Inc. and KDDI, Inc. (1)+

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

(1) Filed herewith.

(2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and filed on September 3, 2009 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated April 1, 2009 and filed on April 6, 2009 and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's Current Report on Form 8-K, dated May 31, 2009 and filed on June 4, 2009 and incorporated herein by reference

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

                                    IA Global, Inc.
                                    (Registrant)


Date: October 16, 2009              By: /s/ Brian Hoekstra
                                        ------------------
                                    Brian Hoekstra,
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By: /s/ Mark Scott
                                        --------------
                                    Mark Scott,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)