Form 10-Q
period 2009-09-30
IA GLOBAL INC
filed 2010-01-08
CIK 1077634

_______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File Number: 1-15863

__________________________

IA GLOBAL, INC.

(Exact name of registrant as specified in its charter)

___________________________

DELAWARE	13-4037641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 CALIFORNIA STREET, SUITE 2450, SAN FRANCISCO, CA 94111

(Address of principal executive offices) (Zip Code)

(Registrant’s telephone number, including area code) (415)-946-8828

___________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of January 5, 2010 there were issued and outstanding 299,792,972 shares of the registrant’s common stock.

________________________________________________________________________________

IA GLOBAL, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31,2009 (1)
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$—	$19,174
Accounts receivable, net of allowance of $1,188 and $1,182, respectively	16,640	33,993
Prepaid expenses	53,271	40,512
Notes receivable	—	8,084
Other current assets	122,440	10,205
Net assets- discontinued operations	—	20,140,122
Total current assets	192,351	20,252,090

EQUIPMENT, NET	83,761	111,731

OTHER ASSETS
Intangible assets, net	488,331	555,870
Investment in Taicom Securities Co Ltd	—	2,861,365
Equity investment in Slate Consulting Co Ltd	—	1,386,054
Other assets	17,491	17,603

	$781,934	$25,184,713

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES:
Cash overdraft	$39,976	$—
Accounts payable - trade	1,111,412	599,624
Accrued liabilities	1,028,715	890,102
Note payable - current portion of long term debt	387,812	355,641
Net liabilities- discontinued operations	—	29,424,802
Deferred gain on forfeit of Global Hotline operations	10,062,614	—
Total current liabilities	12,630,529	31,270,169

LONG TERM LIABILITIES:
Long term debt	199,500	199,500

STOCKHOLDER’S DEFICIT:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—
LLC Series Preferred stock, $.01 par value, 317 shares authorized and 317 and 0, issued and outstanding, respectively (liquidation value $317,000)	317,000	—
Common stock, $.01 par value, 450,000,000 shares authorized, 228,331,389 and 219,113,889, issued and outstanding, respectively	2,283,315	2,191,140
Additional paid in capital	53,898,234	53,056,216
Accumulated deficit	(68,112,101)	(59,572,442)
Accumulated other comprehensive loss	(181,636)	(1,706,963)
	(11,795,188)	(6,032,049)
Less common stock in treasury, at cost	(252,907)	(252,907)
Total stockholder’s deficit	(12,048,095)	(6,284,956)

	$781,934	$25,184,713

(1) Reflects deconsolidation of Global Hotline, Inc. as of December 8, 2009, retroactive to July 1, 2009, as described in Note 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,				Six Months Ended September 30,
	2009		2008 (1)		2009		2008 (1)
	(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUE		$20,924		$176,649		$68,371		$323,428
COST OF SALES		30,397		122,342		73,757		216,984
GROSS PROFIT		(9,473)		54,307		(5,386)		106,444
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		761,027		829,134		1,881,572		1,703,706
OPERATING LOSS		(770,500)		(774,827)		(1,886,958)		(1,597,262)

OTHER INCOME (EXPENSE):
Interest income		—		—		8		13,998
Interest expense and amortization of beneficial conversion feature		(20,690)		(87,925)		(42,200)		(290,182)
Other income		80,237		(259)		80,237		179,202
Gain on equity investment in Australia Secured Financial Limited		—		18,492		—		274,611
Gain on equity investment in GPlus Media Co Ltd		—		20,783		—		53,418
(Loss) gain on equity investment in Slate Consulting Co Ltd		(28,004)		460		(16,298)		23,565
Loss on forfeiture of Taicom Securities Co Ltd		(2,861,365)		—		(2,861,365)		—
Loss on investment in Taicom Securities Co Ltd		—		(113,708)		—		(220,244)
Loss on sale of Slate Consulting co Ltd		(1,284,756)		—		(1,284,756)		—
Loss on foreign currency transaction adjustment		(13)		(62,819)		(215)		(65,760)
Total other expense		(4,114,591)		(224,976)		(4,124,589)		(31,392)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(4,885,091)		(999,803)		(6,011,547)		(1,628,654)

Income taxes - current (benefit) provision		—		(10,629)		380		(9,076)

NET LOSS FROM CONTINUING OPERATIONS		(4,885,091)		(989,174)		(6,011,927)		(1,619,578)

(Loss) gain from discontinued operations		—		(709,312)		(2,335,732)		648,730

NET LOSS BEFORE DEEMED PREFERRED STOCK DIVIDEND		(4,885,091)		(1,698,486)		(8,347,659)		(970,848)

Deemed Preferred Stock Dividend		—		—		(192,000)		—

NET LOSS		$(4,885,091)		$(1,698,486)		$(8,539,659)		$(970,848)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.02)		$(0.00)		$(0.03)		$(0.01)
Basic loss per share from discontinued operations		—		—		(0.01)		—
Total basic loss per share		$(0.02)		$0.00		$(0.04)		$(0.01)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		223,919,250		209,727,516		221,386,590		193,172,522
Weighted average shares of common stock outstanding- diluted		*		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

(1) Reflects deconsolidation of Global Hotline, Inc. as of December 8, 2009, retroactive to July 1, 2009, as described in Note 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2009	2008 (1)
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from operations	$(8,347,659)	$(970,848)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	95,509	53,552
Amortization of beneficial conversion feature	—	104,167
Amortization of prepaid financing	4,106	47,684
Stock based compensation	362,143	250,811
Stock issued for services	—	172,584
Loss on equity investments	16,298	(133,653)
Loss on sale of equity investment	1,284,756	—
Loss on forfeiture of investment	2,861,365	—
Changes in operating assets and liabilities:
Accounts receivable	17,353	(57,894)
Prepaid expenses	(16,865)	(101,744)
Notes receivable	8,084	(8,185)
Other current assets	(112,235)	(1,008)
Refundable taxes - foreign	—	(9,076)
Other assets	112	(25,576)
Accounts payable - trade	511,788	381,316
Accrued liabilities and payroll taxes	138,613	(48,926)
Consumption taxes received	—	(5,618)
Net cash provided by continuing operations	(3,176,632)	(352,414)
Net cash provided by (used for) discontinued operations	777,934	(460,799)
CASH FROM OPERATING ACTIVITIES	(2,398,698)	(813,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(9,075)
Acquisition of subsidiary Shift Resources, Inc.	—	(35,000)
Cash from acquisition of Shift Resources, Inc. and Asia Premier Executive Suites, Inc.	—	12,158
Receivable from the sale of Slate Consulting Co., Ltd.	85,000	—
NET CASH USED IN INVESTING ACTIVITIES:	85,000	(31,917)

CASH FROM FINANCING ACTIVITIES:
Cash deficit	39,976	—
Proceeds from debt	120,000	530,078
Repayments of debt	(18,000)	(610,000)
Proceeds from exercise of options	—	10,800
Proceeds from sale of common stock	380,050	562,086
Proceeds from sale of preferred shares	317,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	839,026	492,964

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,474,672)	(352,166)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,455,498	178,241

CASH AND CASH EQUIVALENTS, beginning of period	19,174	207,403

CASH AND CASH EQUIVALENTS, end of period	$—	$33,478

Supplemental disclosures of cash flow information:
Interest paid	$3,491	$44,791
Taxes paid	$—	$1,610

Non-cash investing and financing activities:
Deemed dividend on issuance of LLC Series Preferred Stock	$192,000	$—
Conversion of debentures into Common Stock	$—	$2,300,000
Conversion of interest payable on debentures into Common Stock	$—	$78,822
Issuance of Common Stock for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.	$—	$300,000
Issuance of Common Stock for acquisition of Subsidiary - Shift Resources, Inc.	$—	$190,000
Issuance of Common Stock for acquisition of Investment - Taicom Securities Co., Ltd.	$—	$5,200,000
Issuance of Note Payable for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.	$—	$268,000

(1) Reflects deconsolidation of Global Hotline, Inc. as of December 8, 2009, retroactive to July 1, 2009, as described in Note 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

THE COMPANY AND OUR BUSINESS

IA Global, Inc. (“IA Global” or the “Company”) is a services company focused on growing its existing businesses and expanding through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

The Company plans to utilize its business partnerships to acquire or invest in growth businesses in certain target sectors and markets at discounted prices. The Company expects to focus on growth opportunities with distressed businesses that require improvements in management, financial processes and liquidity to be successful. Our targets for acquisition or investment include growth and commodity businesses in the energy sector (including oil and gas, solar, biofuels, and other energy markets). The Company also expects to focus on other sectors in which businesses would benefit from our infrastructure and business process expertise, including financial services and technology. The Company expects to leverage its existing presence in Asia in partnerships with US-based companies seeking to expand their Asian business.

In the Philippines, IA Global is the 100% owner of Asia Premier Executive Suites Inc. and Shift Resources Inc., companies that have now been merged into a single company named Global Hotline Philippines Inc.

On December 18, 2009, the Company received an investment of 200 million Yen, or approximately $2.2 million at current exchange rates, from the Inter Asset Japan LBO No. 1 Fund. The Company has tentatively allocated $2.0 million of the investment to establish a venture capital fund in South Korea, and it expects to use the remaining $0.2 million for working capital purposes. The Company’s $2.0 million will be part of a larger, Korean government-backed venture fund that is expected to raise approximately $30 million in its first round of financing by early 2010. TOZAI Holdings Inc. (“TOZAI”), a company traded on the Korean Kosdaq stock market under the symbol “037700” with successful experience in investing in high-technology ventures in Korea, is facilitating the Korean government licensing and funding.

The venture fund is expected to facilitate high-tech manufacturing of solar, LCD, and touch panels in Korea. This is the Company’s first step toward strengthening its position in global technical, financial, energy, and commodity markets. TOZAI and the Company intend to partner to build a solid foundation that utilizes the low-cost, highly skilled technology base in Korea to capture emerging business opportunities worldwide.

Until recently, the Company also operated in Japan through its wholly-owned subsidiary, Global Hotline, Inc. (“GHI” or “Global Hotline”). In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc. The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although the Company continues to assert its ownership of GHI, on December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our net profit and stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009 as a result of recording the deferred gain of from the forfeiture of Global Hotline operations that was recorded during the three months ended September, 2009. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3.

CORPORATE INFORMATION

The Company was incorporated in Delaware on November 12, 1998. The Company’s executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in the Pacific Rim region. The Company’s telephone number is (415) 946-8828 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this Form 10-Q.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the NYSE AMEX stock market (“NYSE AMEX”) under the symbol “IAO.”

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of IA Global and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2009 and 2008 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the

Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2009.

In this Form 10-Q, the phrase “at current exchange rates” refers to the exchange rate in effect as of the date of the applicable event or transaction.

GOING CONCERN

These consolidated unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses for the six months ended September 30, 2009 and 2008, the year ended March 31, 2009, the transition period for the three months ended March 31, 2008, and for the years ended December 31, 2007 and 2006, as well having an accumulated deficit of approximately $58,000,000 and $59,600,000, and a working capital deficit of approximately $12,439,000 and $11,018,000, each as of September 30, 2009 and March 31, 2009, respectively. The working capital deficit includes a deferred gain of $10,063,000 related to the forfeiture of Global Hotline operations that will be recorded as income from discontinued operations during the three months ended December 31, 2009.

The Company’s ability to continue as a going concern is dependent upon the continued development of our business and investments, obtaining additional financing to develop such business, and the success of the Company’s business plan. The outcome of these matters cannot be predicted at this time. These consolidated unaudited financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

Although the Company continues to assert its ownership of GHI, on December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3.

RECLASSIFICATIONS

Certain reclassifications have been made to the Company’s financial statements for prior periods to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Included in such reclassification is the presentation of Global Hotline as a discontinued operation as of March 31, 2009 and for the three and six months ended September 30, 2008.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Inter-company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to US$250,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately US$104,000 of September 30, 2009. During the three months ended September 30, 2009, the Company’s cash in bank deposit accounts did not exceed federally insured limits with regards to certain accounts in the United States. During the three months ended September 30, 2009 the Company’s cash in bank deposit accounts did not exceed Japanese statutory limits with regards to certain accounts in Japan. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

EQUIPMENT - Equipment consists of machinery, equipment and software, which are stated at cost less accumulated depreciation and amortization. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the relevant asset, generally 2-5 years. Software developed or obtained for internal use is amortized using the straight-line method over the estimated useful life of the software, generally

2-3 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company is amortizing the intellectual property and other intangible assets acquired in connection with its acquisition of Global Hotline Philippines, Inc. over 60 months on a straight-line basis, which corresponds with the period of time for which management was able to project future revenues, either under the parties’ agreement or through ongoing business activities following the closing of the transaction.

LONG-LIVED ASSETS - The Company reviews its long-lived assets for impairment when changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets under certain circumstances are reported at the lower of carrying amount or fair value. Assets to be disposed of and assets not expected to provide any future service potential to the Company are recorded at the lower of carrying amount or fair value (less the projected cost associated with selling the asset). To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

INVESTMENTS - The Company accounts for its investments using the equity method unless the value of an investment has been determined to be other than temporarily impaired, in which case we write the investment down to its impaired value. The Company reviews these investments periodically for impairment and makes appropriate reductions in carrying values when an other-than-temporary decline is evident; however, for non-marketable equity securities, the impairment analysis requires significant judgment. During its review, the Company evaluates the financial condition of the issuer, market conditions, and other factors providing an indication of the fair value of the investments. Adverse changes in market conditions or operating results of the issuer that differ from expectation, could result in additional other-than-temporary losses in future periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has adopted FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements”, for assets and liabilities measured at fair value on a recurring basis. Topic 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of September 30, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s loan payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2009 and March 31, 2009.

In addition to Topic 820 as noted above, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for the fiscal year ended March 31, 2009 and the three months ended March 31, 2009 and 2008. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

REVENUE RECOGNITION - Global Hotline Philippines’ revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of US$0 as of September 30, 2009 and March 31, 2009, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended September 30, 2009 and 2008.

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

STOCK BASED COMPENSATION - We account for the grant of stock options and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation.

When stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table.

	For the Six Months Ended September 30,
	2009	2008
Risk-free interest rate	3.96%	3.96%
Expected life	8.00 years	8.02 years
Dividend rate	0.00%	0.00%
Expected volatility	112%	112%

The Company recorded $362,143 and $250,811 of compensation expense, net of related tax effects, relative to stock options for the six months ended September 30, 2009 and 2008 in accordance with SFAS 123R. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

As of September 30, 2009, there is approximately $300,000 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

In addition to options granted to employees, the Company grants options and warrants to non-employees for services. The Company did not issue any shares of common stock to non-employees during the six months ended September 30, 2009. The Company issued 21,429 shares of common stock to non-employees at an average exercise price of $.280 per share in the six months ended September 30, 2008. There are 273,929 stock options outstanding that are held by non-employees as of September 30, 2009, which carry an average exercise price of $.342 per share.

On June 17, 2009, certain key executives, employees, and directors of the Company voluntarily cancelled stock option grants to purchase an aggregate of 5,439,583 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share.

On June 17, 2009, the Company awarded stock option grants totaling 5,439,583 shares to certain key executives, employees, and directors. The grants were priced at $.05 per share, the closing price of the Company’s common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants are vested immediately and expire on June 16, 2019. The stock options were granted to provide a proper incentive for employees, officers and directors and to reduce the cost of the stock option grants over the subsequent three years. The Company expensed $345,846 during the six months ended September 30, 2009 related to this transaction.

On August 24, 2009, the Company awarded Mr. Scott, our Chief Financial Officer, an option to purchase 300,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.05 per share based on the adjusted closing price of the Company’s common stock on August 20, 2009, the last trading day before the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the stock option vests quarterly over three years and expires on August 23, 2019.

On September 4, 2009, the Company awarded to each of Messrs. Hoekstra, Senda, Henry, Garnreiter and LeClaire (all directors of the Company) an option to purchase 400,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on the date of the award. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on September 3, 2019.

On November 5, 2009, the compensation committee awarded Mr. Hoekstra an option to purchase 1,200,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on November 4, 2009, the last trading day before the compensation committee approved the award. The stock option vests quarterly over three years beginning on September 4, 2009 and expires on September 3, 2019.

COMPREHENSIVE INCOME - The Company has adopted ASC 220, “Comprehensive Income.” This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss to common shareholders and foreign currency transaction adjustments and is presented in the Consolidated Statements of Operations and Stockholders’ Equity.

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

NET LOSS PER SHARE - Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2009, there were options outstanding for the purchase of 13,574,012 common shares, warrants for the purchase of 11,482,064 common shares, 3,554,546 shares of common stock issued as collateral for loans, 400,000 shares of common stock issued in connection with services and 4,000,000 shares reserved for potential issuance in connection with certain ArqueMax Ventures transactions, which could potentially dilute future earnings per share. As of September 30, 2008, there were options outstanding for the purchase of 12,000,512 common shares, warrants for the purchase of 4,462,243 common shares and shares issued as collateral for loans of 9,000,000 shares of common stock, which could potentially dilute future earnings per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

•

EITF Issue No. 07-5 (ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6 (ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

•

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

•

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending March 31, 2011, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

◦	management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
◦	management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and
◦	the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

•

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.

•

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

•

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

•

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

•

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

•

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

NOTE 3. DECONSOLIDATED AND RETURNED ASSETS, ACQUISITIONS, INVESTMENTS

Business Process Outsourcing (“BPO”)

DECONSOLIDATION OF GLOBAL HOTLINE, INC.

As has been previously disclosed, the Company pledged its shares of Global Hotline as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, by such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 9, 2009, H Capital submitted documents claiming ownership of the Company’s 600 shares of Global Hotline. Global Hotline’s management previously provided the Company’s stock certificates to H Capital in March 2009.

Although the Company has engaged Japanese corporate counsel to challenge the validity of the loans and H Capital’s claims with respect to the Company’s ownership of Global Hotline, these events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we no longer have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our net profit and stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009 as a result of recording the deferred gain of from the forfeiture of Global Hotline operations that was recorded during the three months ended September, 2009.

Set forth below are unaudited pro forma financial statements reflecting management’s decision to deconsolidate the operations of Global Hotline. These pro forma financial statements may not be indicative of how future financial statements will appear, regardless of the outcome of the Company’s dispute with H Capital. The Company will continue to pursue its civil claim against H Capital, and we are also exploring alternative structures through which we can pursue IA Global’s interest in the Japanese BPO business.

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA BALANCE SHEETS

MARCH 31, 2009

ASSETS	Unadjusted Balance Sheet as of March 31, 2009	Pro Forma Adjustment	Adjusted Pro Forma Balance Sheet as of March 31, 2009

CURRENT ASSETS:
Cash and cash equivalents	$3,614,731	$(3,595,557)	$19,174
Accounts receivable, net of allowance of $909,984 and $1,182, respectively	5,994,117	(5,960,124)	33,993
Prepaid expenses	1,184,572	(1,144,060)	40,512
Notes receivable	2,353,153	(2,345,069)	8,084
Other current assets	124,308	(114,103)	10,205
Refundable taxes - foreign	1,419,418	(1,419,418)	—
Net assets - discontinued operations	—	20,140,122	20,140,122
Total current assets	14,690,299	5,561,791	20,252,090

EQUIPMENT, NET	2,207,849	(2,096,118)	111,731

OTHER ASSETS
Intangible assets, net	555,870	—	555,870
Investment in Taicom Securities Co Ltd	2,861,365	—	2,861,365
Equity investment in Australia Secured Financial Limited	—	—	—
Equity investment in GPlus Media Co Ltd	—	—	—
Equity investment in Slate Consulting Co Ltd	1,386,054	—	1,386,054
Other assets	3,164,127	(3,146,524)	17,603

	$24,865,564	$319,149	$25,184,713

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,578,029	$(978,405)	$599,624
Accrued payroll taxes and social insurance taxes	4,850,887	(4,850,887)	—
Accrued liabilitie - other	4,657,363	(3,767,261)	890,102
Consumption taxes received	1,307,455	(1,307,455)	—
Note payable - current portion of long term debt	13,391,371	(13,035,730)	355,641
Deferred revenue	3,454,692	(3,454,692)	—
Net liabilities - discontinued operations	—	29,424,802	29,424,802
Total current liabilities	29,239,797	2,030,372	31,270,169

LONG TERM LIABILITIES:
Long term debt	1,898,231	(1,698,731)	199,500
Convertible debentures	—	—	—
	1,898,231	(1,698,731)	199,500

STOCKHOLDER’S (DEFICIT) EQUITY:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 219,113,889 and 165,303,543, issued and outstanding, respectively	2,191,140	—	2,191,140
Additional paid in capital	53,056,216	—	53,056,216
Accumulated deficit	(59,572,442)	—	(59,572,442)
Accumulated other comprehensive loss	(1,694,471)	(12,492)	(1,706,963)
	(6,019,557)	(12,492)	(6,032,049)
Less common stock in treasury, at cost	(252,907)	—	(252,907)
Total stockholder’s (deficit) equity	(6,272,464)	(12,492)	(6,284,956)

	$24,865,564	$319,149	$25,184,713

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2009		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2009

REVENUE		$57,107,050		$(56,555,040)		$552,010
COST OF SALES		13,217,643		(12,777,570)		440,073
GROSS PROFIT		43,889,407		(43,777,470)		111,937
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		53,444,034		(50,493,043)		2,950,991
OPERATING LOSS		(9,554,627)		6,715,573		(2,839,054)

OTHER INCOME (EXPENSE):
Interest income		19,065		(4,984)		14,081
Interest expense and amortization of beneficial conversion feature		(757,478)		425,782		(331,696)
Other income		294,483		(25,292)		269,191
Gain (loss) on equity investment in Australia Secured Financial Limited		265,039		—		265,039
Gain on equity investment in GPlus Media Co Ltd		12,510		—		12,510
Loss on equity investment in Slate Consulting Co Ltd		(10,427)		—		(10,427)
Loss on equity investment in Taicom Securities Co Ltd		(421,702)		—		(421,702)
Loss on retirement of debt		(60,395)		—		(60,395)
Loss on sale of Taicom Securities Co Ltd		(1,736,934)		—		(1,736,934)
Loss on sale of GPlus Media Co Ltd		(1,286,500)		—		(1,286,500)
Impairment of equity investment in Australia Secured Financial Limited		(7,195,394)		—		(7,195,394)
Loss (Gain) on Foreign currency transaction adjustment		(66,025)		—		(66,025)
Total other expense		(10,943,758)		395,506		(10,548,252)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(20,498,385)		7,111,079		(13,387,306)

Income taxes - current (benefit) provision		(256,455)		217,690		(38,765)

NET LOSS FROM CONTINUING OPERATIONS		(20,241,930)		6,893,389		(13,348,541)

Gain (loss) from discontinued operations		—		(6,893,389)		(6,893,389)

NET (LOSS) PROFIT		$(20,241,930)		$—		$(20,241,930)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.10)		$0.03		$(0.06)
Basic loss per share from discontinued operations		—		(0.03)		(0.03)
Total basic loss per share		$(0.10)		$—		$(0.09)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		205,833,118		205,833,120		205,833,122
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2008

REVENUE		$38,692,616		$(38,692,616)		$—
COST OF SALES		9,977,798		(9,977,798)		—
GROSS PROFIT		28,714,818		(28,714,818)		—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		35,844,189		(33,774,021)		2,070,168
OPERATING LOSS		(7,129,371)		5,059,203		(2,070,168)

OTHER INCOME (EXPENSE):
Interest income		56,094		(42,255)		13,839
Interest expense and amortization of beneficial conversion feature		(1,116,966)		349,777		(767,189)
Other income		690,820		(662,976)		27,844
Gain (loss) on equity investment in Australia Secured Financial Limited		(227,412)		—		(227,412)
Gain on equity investment in GPlus Media Co Ltd		20,386		—		20,386
Loss on equity investment in Slate Consulting Co Ltd		(43,519)		—		(43,519)
Conversion of debenture expense		(120,046)		—		(120,046)
Loss (Gain) on Foreign currency transaction adjustment		9,520		—		(1,861)
Total other expense		(731,123)		(355,454)		(1,086,577)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(7,860,494)		4,703,749		(3,156,745)
Income taxes - current (benefit) provision		(916,046)		916,046		—
NET LOSS FROM CONTINUING OPERATIONS		(6,944,448)		3,787,703		(3,156,745)

Loss (gain) from disposal of discontinued operations		(110,000)		—		(110,000)
Gain from discontinued operations		—		(3,787,703)		(3,787,703)
Total (loss) / gain from discontinued operations		(110,000)		(3,787,703)		(3,897,703)

NET (LOSS) PROFIT		$(7,054,448)		$—		$(7,054,448)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.04)		$0.02		$(0.02)
Basic loss per share from discontinued operations		—		(0.02)		(0.02)
Total basic loss per share		$(0.04)	$	(—)		$(0.04)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		158,696,823		158,696,825		158,696,825
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

GLOBAL HOTLINES PHILIPPINES INC. (Unaudited)

In the Philippines, IA Global is the 100% owner of Asia Premier Executive Suites Inc. (“Asia Premier”) and Shift Resources Inc. (“Shift”), companies that have been merged into a single organization and operate as Global Hotline Philippines Inc (“Global Hotline Philippines”).

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

As of September 30, 2009, Global Hotline Philippines operates one call center in the Philippines and employs 15 full-time and part-time employees and has 12 additional revenue generating seats related to co-location services. In addition, it signed a long term Business Processing and Marketing Services Agreement with HTMT Global Solutions Limited (“HTMT”) on January 9, 2009. Global Hotline Philippines will also use HTMT’s infrastructure, certifications, and extensive call center facilities to deliver services to Global Hotline Philippines’ growing client base.

PROPOSED INVESTMENT IN KOREAN VENTURE FUND

On December 18, 2009, the Company received an investment of 200 million Yen, or approximately $2.2 million at current exchange rates, from the Inter Asset Japan LBO No. 1 Fund. The Company has tentatively allocated $2.0 million of the investment to establish a venture capital fund in South Korea, and it expects to use the remaining $0.2 million for working capital purposes. The Company’s $2.0 million will be part of a larger, Korean government-backed venture fund that is expected to raise approximately $30 million in its first round of financing by early 2010. TOZAI Holdings Inc. (“TOZAI”), a company traded on the Korean Kosdaq stock market under the symbol “037700” with successful experience in investing in high-technology ventures in Korea, is facilitating the Korean government licensing and funding.

The $2.0 million was paid into an escrow account until the venture capital fund is formed in early 2010. The Company has agreed to issue to Inter Asset Japan LBO No. 1 Fund 55,556,976 shares of its common stock at $.04 per share in exchange for the investment described above.

The venture fund is expected to facilitate high-tech manufacturing of solar, LCD, and touch panels in Korea. This is the Company’s first step toward strengthening its position in global technical, financial, energy, and commodity markets. TOZAI and the Company intend to partner to build a solid foundation that utilizes the low-cost, highly skilled technology base in Korea to capture emerging business opportunities worldwide.

SOLD EQUITY INVESTMENT IN SLATE CONSULTING CO. LTD.

In Japan, the Company had an equity investment in Slate Consulting Co Ltd (“Slate”), a Japanese executive search firm with operations in Tokyo and a call center in Manila, Philippines.

For the six months ended September 30, 2009 and 2008, the Company recorded a loss and gain on our investment in Slate of $16,298 and $23,565, respectively, that decreased and increased our investment in Slate, respectively.

On December 18, 2009, the Company announced that it sold its 20.25% interest in Slate to Ray Pedersen, Chief Executive Officer of Slate. The Company, in return for this equity investment, received the return of 1 million shares of IA Global shares valued at $.03 per share, the closing price on December 18, 2009, and a commitment for approximately $55,000 in cash to be paid installments by July 2010. The Company reported a loss on sale of approximately $1,285,000 during the three months ended September 30, 2009. The $85,000 due from Slate was recorded as other current assets as of September 30, 2009.

FORFEITED INVESTMENT IN TAICOM SECURITIES CO. LTD.

In Japan, the Company had an investment in Taicom Securities Co Ltd (“Taicom”), a Japanese securities firm. Taicom provided a broad range of value-added financial services and competitive products. These services currently included the brokerage of Japanese commodities, options derivatives trading, foreign currency, equities and margin as well as offering wealth management and investment consulting services to diversified clients. In addition to offering a broad news and information gathering network, Taicom offers creative solutions that meet the sophisticated trading needs of its clients. Taicom is a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and Osaka and has three branch offices in Japan.

The Company accounted for Taicom under the cost method.

APRIL 1, 2009 FORM OF PERFORMANCE WARRANT

On April 1, 2009, the Company amended the Form of Performance Warrant that it previously issued to Mr. Ning on December 12, 2008 (as amended, the “Amended Warrant”). The Amended Warrant reduced the number of shares of common stock that Taicom could receive upon the closing of certain financings to 3,591,250 from 32,500,000 common shares. The Company agreed to register the common stock issuable upon the exercise of the Amended Warrant with NYSE AMEX and file a registration statement on Form S-3 within 60 days of approval by NYSE AMEX. The Amended Warrant was issued to an accredited investor in a transaction that was exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

JUNE 2, 2009 FORM OF PERFORMANCE WARRANT

On June 2, 2009, the Company entered into a Form of Performance Warrant (the “Warrant”) with AMV. The Warrant provides that AMV is entitled to purchase up to 5,213,105 shares of the Company’s common stock for $.05 per share. The Warrant is exercisable for a sixty month period and requires the payment of $300,000 in funding that is reflected in the June 8, 2009 Services Agreement. The Company agreed to register the common stock issuable upon the exercise of the Warrant with NYSE AMEX and file a registration statement on Form S-3 within sixty days of approval by NYSE AMEX. The Performance Warrant was issued to an accredited investor in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act.

The parties are negotiating over the Form of Performance Warrant.

APRIL 1, 2009 AMENDMENT TO SHARE EXCHANGE AGREEMENT

On April 1, 2009, the Company agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to ArqueMax Ventures LLC (“AMV”) for $317,000 in the Amendment to Share Exchange Agreement.

At AMV’s sole discretion, AMV may either (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of the Company’s common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company pro rata. The conversion of IAO Preferred Stock into Taicom Stock is automatically triggered in the case of certain events, including delisting from NYSE AMEX, bankruptcy or insolvency.

The parties are negotiating over the Agreement.

JUNE 8, 2009 SERVICES AGREEMENT

On June 8, 2009, the Company entered into a Services Agreement with AMV. Pursuant to this agreement, AMV agreed to provide aggregate funds in cash of $300,000 in exchange for IA Global Convertible Senior Debentures (“Debentures”) that carry a 12% interest rate and were due December 8, 2009. The Debentures were convertible into 10,000,000 shares of IAO Common Stock at $0.030 per share immediately upon issuance. In the event Company was not able to repay the principal amount plus accrued interest by December 8, 2009, AMV had the right to convert such Debentures into (1) the proportionate number of shares of the Company’s common stock, or (2) exchange 940,121 shares of Taicom Preferred Class B stock owned by the Company on a pro rata basis. The $300,000 in funding was to be paid in five independent tranches.

On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the June 8, 2009 Services Agreement and as a result did not fund the $60,000 due on each of June 30, 2009, July 15, 2009 and July 31, 2009. However, the Company asserted that AMV was late in providing funding as required under the agreement.

On October 30, 2009, the Company agreed to issue 4,000,000 shares of its common stock to AMV based on the $120,000 in aggregate funds provided by AMV under the agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,861,000. The parties continue to negotiate over the April 1, 2009 and June 8, 2009 Amendment to Share Exchange and June 8, 2009 Services Agreements.

PRO-FORMA FINANCIAL INFORMATION

The unaudited pro-forma financial information for the equity investments for six months ended September 30, 2008 were as follows:

Six Months Ended September 30, 2008 (Unaudited)

	As Reported Six Months September 30, 2008	Pre-Acquisition Operations of Global Hotline Philippines April 1 - May 27, 2008 *	Pro Forma Six Months Ended September 30, 2008

Revenue	$323,428	$37,525	$360,953
Income (loss) before extraordinary items	(970,848)	(679)	(971,527)
Net income (loss)	(970,848)	(679)	(971,527)
Net profit per common share	(0.01)		(0.01)

* - The GHP acquisitions closed on April 10, 2008 (Shift Resources) and on May 24, 2008 (Asia Premier).

There were no material, nonrecurring items included in the reported and the pro-forma information.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable were $16,640 and $33,993 as of September 30, 2009 and March 31, 2009, respectively.

NOTE 5. PREPAID EXPENSES

Prepaid expenses were $53,271 and $40,512 as of September 30, 2009 and March 31, 2009, respectively. These assets included prepaid insurance, prepaid financing costs and other costs incurred by the Company.

NOTE 6. EQUIPMENT

Equipment, net of accumulated depreciation, was $83,761 and $111,731 as of September 30, 2009 and March 31, 2009, respectively. Accumulated depreciation was $210,528 and $178,339 as of September 30, 2009 and March 31, 2009, respectively. Total depreciation expense was $27,970 and $24,030 for the six months ended September 30, 2009 and 2008, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment is comprised of the following:

	Estimated Useful Lives	September 30. 2009	March 31, 2009
		(unaudited)	(audited)
Equipment and vehicles	24-60 months	$271,481	$267,380
Leasehold improvements	24-60 months	22,808	22,690
		294,289	290,070
Less: accumulated depreciation		(210,528)	(178,339)
		$83,761	$111,731

NOTE 7. INTANGIBLE ASSETS

Intangible assets as of September 30, 2009 and March 31, 2009 consisted of the following:

	Estimated Useful Lives	September 30, 2009	March 31, 2009
		(unaudited)	(audited)
Customer contracts	3-5 years	$675,390	$675,390
Less: accumulated amortization		(187,059)	(119,520)
Intangible assets, net		$488,331	$555,870

Total amortization expense was $67,539 and $51,979 for the six months ended September 30, 2009 and 2008, respectively.

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

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities were $1,028,715 and $890,102 as of September 30, 2009 and March 31, 2009, respectively. Such liabilities consisted of the following:

	September 30, 2009	March 31, 2009
	(unaudited)	(audited)
Accrued salaries	$321,988	$236,911
Trade debt not in accounts payable	40,508	89,016
Accrued interest	514,274	487,960
Other accrued expenses	151,945	76,215
	$1,028,715	$890,102

NOTE 9. NOTES PAYABLE/ LONG-TERM DEBT

Notes payable and long term debt were $587,312 and $555,141 as of September 30, 2009 and March 31, 2009 consisted of the following:

1.

On June 8, 2009, the Company agreed to issue Convertible Senior Debentures (“Debentures”) under a Services Agreement entered into on June 8, 2009 with AMV. The Debentures provide for interest at 12% and were due December 8, 2009 and remain unpaid. The Debentures are convertible into 10,000,000 shares of IAO Common Stock at $0.030 per share immediately upon issuance. In the event Company was not able to repay the principal amount plus accrued interest by December 8, 2009, AMV had the right to convert such Debentures into (1) the proportionate number of shares of the Company’s common stock, or (2) exchange 940,121 shares of Taicom Preferred Class B stock owned by the Company on a pro rata basis. On October 30, 2009, the Company agreed to issue 4,000,000 shares of its common stock to AMV based on the $120,000 in aggregate funds provided by AMV under the agreement through September 30, 2009.

2.	On April 22, 2009, the Company entered into an unsecured Loan Agreement for approximately $261,812. The Loan Agreement provides for interest at 6% and is due on demand.

3.

On July 14, 2008 and August 11, 2008, the Company entered into three-year loan agreements with Artemis Capital Group LLC, pursuant to which the Company received loans in the principal amount totaling approximately $199,500 at an interest rate of 7.0% per annum. The interest was payable quarterly beginning in October 2008. The Company issued 3,000,000 shares of common stock as of September 30, 2008 and 554,546 shares of common stock on November 19, 2008, which serve as collateral for the loans. In addition, the Company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loans, the Company may repay the loans, forfeit the shares to the lender or renew the loans on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the six months ended September 30, 2009 and 2008 was $3,491 and $2,000, respectively.

4.

In connection with the acquisition of Global Hotline Philipines, the Company entered a note payable totaling $268,000. As of September 30, 2009, a total of $6,000 remains unpaid from this note payable.

The loans were used for working capital.

NOTE 10. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND

CERTAIN RELATIONSHIPS

As of September 30, 2009, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd (“IAJ”), IA Turkey and Hiroki Isobe, (collectively, the “Controlling Shareholders”) collectively hold approximately 37.4% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Shareholders.

The following unaudited table provides details on the affiliated parties owned or controlled by the Company’s Controlling Stockholders and certain other entities, as of September 30, 2009, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
	Global Hotline, Inc.	100.0%	(4)
	Global Hotline Philippines, Inc.	100.0%	(1)
	IA Global Japan Co Ltd	100.0%
	Slate Consulting Co Ltd	20.25%	(6)
	Australian Secured Financial Limited.	36.0%	(5)
	Taicom Securities Co Ltd	0.0%	(2)

Inter Asset Japan LBO No. 1 Fund owns:
	IA Global, Inc	16.7%	(3)

PBAA Fund Ltd. owns:
	IA Global, Inc	10.6%	(3)

Terra Firma Fund Ltd. owns:
	IA Global, Inc	5.8%	(3)

Inter Asset Japan Co., Ltd. owns:
	IA Global, Inc	1.0%	(3)

IA Turkey Equity Portfolio Ltd owns:
	IA Global, Inc	1.1%	(3)

Mr. Hiroki Isobe owns:
	IA Global, Inc	2.2%	(3)

(1)	Established on July 4, 2008. Asia Premier and Shift Resources operate as Global Hotline Philippines, Inc.

(2)

Investment of 20% closed June 3, 2008 and was reduced to 16% on December 12, 2008, 14% on February 2, 2009 and 12.6% on April 1, 2009 and was returned to Taicom on November 16, 2009, but effective August 4, 2009.

(3)	Based on a Schedule 13D (Amendment No. 22) filed with the SEC on February 24, 2009.

(4)	De-consolidated effective December 9, 2009, but effective July 1, 2009.

(5)	Investment was impaired and written-off as of March 31, 2009.

(6)	Equity investment was sold December 18, 2009.

NOTE 11. EQUITY TRANSACTIONS/ TREASURY STOCK

During the six months ended September 30, 2009, the following stockholder equity events occurred:

On April 20, 2009, the Company agreed to issue 317 shares of ArqueMax Ventures, LLC Series Preferred Stock (“IAO Preferred Stock”) of the Company. The IAO Preferred Stock, $.01 par value, was sold at $1,000 per share, has a liquidation value of $317,000 and has no voting rights.

At AMV’s sole discretion, AMV may either (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of the Company’s common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company pro rata. The conversion of IAO Preferred Stock into Taicom Stock is automatically triggered in the case of certain events, including delisting from NYSE AMEX, bankruptcy or insolvency.

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

On May 21, 2009, the Company issued 750,000 performance warrants to acquire shares of common stock to the Sterling Group, Inc. in connection with the sale of the Company’s common stock. The warrants are exercisable at $.10 per share and expire on May 20, 2012. If registered, the warrants may be called by the Company if the share price closes above $.20 for five days.

On May 21, 2009, the Company issued 250,000 performance warrants to acquire shares of common stock to Marc Page in connection with the sale of the Company’s common stock. The warrants are exercisable at $.10 per share and expire on May 20, 2012.

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

PRIVATE PLACEMENTS WITH INTER ASSET JAPAN LBO NO. 1 FUND

On August 2, 2009, the Company entered into a Stock Purchase Agreement (“Agreement 1”) with Inter Asset Japan LBO No 1 Fund, an existing shareholder of the Company (the “Shareholder”). Under the terms of the Agreement 1, the Company agreed to issue and sell to the Shareholder 1,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $60,000, or $0.04 per share (the “Purchase Price”). The Company issued and sold the Shares to the Shareholder in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

Agreement 1 contains certain representations and warranties of the Shareholder and the Company, including customary investment-related representations provided by the Shareholder, as well as acknowledgements by the Shareholder that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the Shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

Agreement 1 also grants the Shareholder registration rights that it may exercise at its option and provides the Shareholder with a right of first offer if the Company proposes to issue securities in the future (subject to certain customary exceptions). Finally, the Shareholder has the right to demand that the Company redeem all or any portion of the Shares at any time on or after October 31, 2009, for a redemption price equal to the greater of the Purchase Price or the listed market price for the Company’s common stock as of the redemption date.

On August 17, 2009, the Company entered into a Stock Purchase Agreement (“Agreement 2”) with the Shareholder. Under the terms of Agreement 2, the Company agreed to issue and sell to the Shareholder 5,000,000 shares of our common stock for an aggregate purchase price of $200,000, or $0.04 per share.

Also under the terms of the Agreement, the Shareholder has committed to purchase, and the Company agreed to issue and sell to the Shareholder, additional shares of the Company’s common stock in accordance with the following schedule:

•	2,500,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$100,000 on or before September 4, 2009.

•	1,250,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$50,000 on or before September 18, 2009.

•	50,000,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000 on or before November 10, 2009.

The Shareholder’s obligation to purchase the foregoing shares by the date specified is conditioned upon the representations and warranties of the Company contained in Agreement 2 being accurate as of the date of such closing.

Finally, the Shareholder has the option, but not the obligation, to purchase, on or before December 31, 2009, an additional 50,000,000 shares of Common Stock at a purchase price of US$.04 per share, or an aggregate price of $2,000,000. The Company expects to extend this date.

Under the terms of the Agreement, as of September 30, 2009 the Company has agreed to issue and sell to the Investor, 8,250,000 shares at a purchase price of $.04 per share, or an aggregate price of $330,000.

Under the terms of the Agreement, as of January 5, 2010 the Company has agreed to issue and sell to the Investor, 71,719,633 shares at a purchase price of $.04 per share, or an aggregate price of $2,861,000. Further, we expect that a total of $861,000 of the funds can be used for working capital and the remaining $2,000,000 can be used for investments.

The Company issued and sold the shares of common stock to the Shareholder in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

Agreement 2 contains certain representations and warranties of the Shareholder and the Company, including customary investment-related representations provided by the Shareholder, as well as acknowledgements by the Shareholder that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

Agreement 2 also grants the Shareholder registration rights that it may exercise at its option and provides the Shareholder with a right of first offer if the Company proposes to issue securities in the future (subject to certain customary exceptions).

EQUITY LINE OF CREDIT TRANSACTION WITH ASCENDIANT CAPITAL GROUP, LLC

On September 29, 2009, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by IA Global and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of IA Global’s common stock unless and until certain conditions are met, including but not limited to (i) approval of the transaction by the NYSE AMEX, which has not been received as of January 5, 2010, and (ii) the Company files by November 13, 2009 and the SEC declares effective by January 27, 2010 a Registration Statement on Form S-1 (the “Registration Statement”) registering Ascendiant’s resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on September 29, 2009.

If and when the SEC declares the Registration Statement effective, IA Global will have the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from IA Global, up to $5,000,000 worth of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). IA Global will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, IA Global will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a nine-trading-day pricing period. For each draw, IA Global will be required to deliver the shares sold to Ascendiant in three installments (following the third, sixth and ninth trading days in the pricing period, respectively). Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

The Securities Purchase Agreement also provides for the following terms and conditions:

•	Purchase Price - 90% of IA Global’s volume-weighted average price (“VWAP”).

•

Threshold Price - IA Global may specify a price below which it will not sell shares during the applicable nine-trading-day pricing period. If the purchase price falls below the threshold price on any day(s) during the pricing period, such day(s) will be removed from the pricing period (and Ascendiant’s investment amount will be reduced by 1/9 for each such day).

•

Maximum Draw - 15% of IA Global’s total trading volume for the 10-trading-day period immediately preceding the applicable draw down, times the average VWAP during such period (but in no event more than $250,000).

•	Minimum Draw - None.

•	Minimum Time Between Draw Down Pricing Periods - Two trading days.

•	Minimum Use of Facility - IA Global is obligated to sell at least $1,000,000 worth of shares of its common stock to Ascendiant during the Commitment Period.

•

Commitment Fees - Upon NYSE AMEX approval, IA Global will be obligated to issue 2,371,917 shares of its common stock to Ascendiant ($125,000 worth of shares based on the Company’s closing bid price on the trading day immediately prior to the date of the Securities Purchase Agreement). If and when the SEC declares the Registration Statement effective, IA Global will be obligated to issue another $125,000 worth of shares of its common stock in four installments over a period of 90 days following the effectiveness date.

•

Other Fees and Expenses – On October 21, 2009, the Company issued 400,000 shares of common stock valued at $10,000 under the 2007 Stock Incentive Plan as compensation to Ascendiant’s legal counsel for the legal fees and expenses it incurred in connection with negotiating and documenting the equity line of credit. Pursuant to separate agreements, IA Global has also agreed to pay an aggregate of 3.0% in finder’s fees (to be paid in connection with each draw down).

•

Indemnification - Ascendiant is entitled to customary indemnification from IA Global for any losses or liabilities it suffers as a result of any breach by IA Global of any provisions of the Securities Purchase Agreement, or as a result of any lawsuit brought by any stockholder of IA Global (except stockholders who are officers, directors or principal stockholders of IA Global).

•

Conditions to Ascendiant’s Obligation to Purchase Shares - Trading in IA Global’s common stock must not be suspended by the SEC or the NYSE AMEX (or other applicable trading market); IA Global must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ascendiant must be paid in full; the Registration Statement must be effective with respect to Ascendiant’s resale of all shares purchased under the equity drawdown facility; there must be a sufficient number of authorized but unissued shares of IA Global common stock; and the issuance must not cause Ascendiant to own more than 9.99% of the then outstanding shares of IA Global common stock, or more than 19.9% of the number of shares of common stock outstanding on September 29, 2009 to have been issued under the equity drawdown facility (without shareholder approval).

•

Termination - The Securities Purchase Agreement will terminate if IA Global’s common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTC Bulletin Board and Pink Sheets, among others); if IA Global files for protection from its creditors; or if the Registration Statement is not declared effective by the SEC by June 29, 2010. IA Global may terminate the Securities Purchase Agreement if Ascendiant fails to fund a draw down within 10 trading days after the end of the applicable settlement period, or if the SEC provides comments on the Registration Statement requiring certain changes in the transaction structure and/or documents.

The Securities Purchase Agreement also contains certain representations and warranties of IA Global and Ascendiant, including customary investment-related representations provided by Ascendiant, as well as acknowledgements by Ascendiant that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. IA Global provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations. IA Global’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC. IA Global also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Securities Purchase Agreement.

The shares to be issued by IA Global to Ascendiant under the Securities Purchase Agreement will be issued in private placements in reliance upon the exemption from the registration requirements set forth in the Securities Act provided for in Section 4(2) of the Securities Act, and the rules promulgated by the SEC thereunder.

In addition to IAJ LBO and share issuances discussed elsewhere in this Form 10-Q, during the three months subsequent to September 30, 2009, the following stockholder equity event occurred:

On November 4, 2009, the Company agreed to issue 600,000 shares of common stock to AIM Capital Corporation in a private placement for $24,000 or $0.04 per share, the closing price on December 28, 2009, the date agreement was reached. The Company agreed to register the shares.

On December 30, 2009, the Company agreed to issue 2,569,850 shares of common stock to former directors of the Company in a private placement for $106,794 or $0.04 per share, the closing price on December 28, 2009, the date agreement was reached. The shares do not have registration rights.

NOTE 12. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

LEGAL PROCEEDING – GLOBAL HOTLINE

As has been previously disclosed, the Company pledged its shares of Global Hotline as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, for such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 2, 2009, H Capital submitted documents claiming ownership of the Company’s 600 shares of Global Hotline. Global Hotline’s management previously provided the Company’s stock certificates to H Capital in March 2009.

Although the Company has engaged Japanese corporate counsel to challenge the validity of the loans and H Capital’s claims with respect to the Company’s ownership of Global Hotline, these events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we no longer have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company intends to account for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our net profit and stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009 as a result of recording the deferred gain of from the forfeiture of Global Hotline operations that was recorded during the three months ended September, 2009.

The Company’s decision to deconsolidate Global Hotline is not a relinquishment of their claim of ownership of Global Hotline. The Company has engaged Japanese legal counsel and intends to vigorously pursue their legal right with regards to ownership. Management, based on their consultation with Japanese legal counsel, is unable to determine the outcome of this dispute H Capital.

Concurrent with Company’s deconsolidation of Global Hotline, management has determined that any obligations that may arise from Global Hotline, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company.

Prior to December 8, 2009 Global Hotline had significant liabilities to Japanese banks in excess of approximately $12,000,000. These loans were unsecured and personally guaranteed by either the CEO or the CFO of Global Hotline. In addition to theses bank loans, Global Hotline had payroll, social insurance and other tax liabilities at of approximately 800,000,000 Yen, or approximately $9.0 million at current exchange rates, as of September 30, 2009.

The status of Global Hotlines bank loans and tax liabilities is unknown subsequent to December 8, 2009. In addition, the status of trade debt, or any debt or obligation of Global Hotline is unknown subsequent to December 8, 2009. In addition to debt, Global Hotline has obligation under various operating leases, the status of which is unknown subsequent to December 8, 2009.

Global Hotline has revenue contracts requiring performance for their various vendors. The status of performance, or any liability for non-performance, is unknown subsequent to December 8, 2009.

With regards to the above referenced liabilities, or potential liabilities of Global Hotline, management of the Company along with their Japanese legal counsel, has determined that the Company has no legal obligation for these liabilities or potential liabilities. Assertions against the Company for Global Hotline liabilities, or potential liabilities, might be sustained. The Company intends to defend themselves against any assertions related to liabilities, or potential liabilities, resulting from Global Hotline prior to, or subsequent to, December 8, 2009. The Company has not accrued for any liabilities related to Global Hotline as of September 30, 2009.

AMV

On April 1, 2009, the Company agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement.

At AMV’s sole discretion, AMV may either (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of the Company’s common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company pro rata. The conversion of IAO Preferred Stock intoTaicom Stock is automatically triggered in the case of certain events, including delisting from NYSE AMEX, bankruptcy or insolvency. On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the June 8, 2009 Services Agreement (“Agreement”) and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the Agreement. On October 30, 2009, the Company agreed to issue 4,000,000 shares based on the $120,000 in funded under this Agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,861,000. The parties continue to negotiate over the April 1, 2009 and June 8, 2009 Amendment to Share Exchange and June 8, 2009 Services Agreements.

EMPLOYMENT AGREEMENTS

Agreement with Brian Hoekstra

On November 5, 2009, the Company entered into an Employment Agreement with Brian Hoekstra, the Company’s Chief Executive Officer, which is effective as of September 4, 2009.

The Employment Agreement provides for a one-year term and is renewable on a mutually agreeable basis. The Company will pay Mr. Hoekstra an annual base salary of $98,000, and will provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Mr. Hoekstra is also eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee. If Mr. Hoekstra’s employment is terminated without Cause (as defined in the Employment Agreement), Mr. Hoekstra will be entitled to a payment equal to three months base salary paid at the Company’s discretion in a lump sum or over the subsequent year.

The Compensation Committee also awarded Mr. Hoekstra 800,000 shares of restricted stock and an option to purchase 1,200,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on November 4, 2009, the last trading day before the Compensation Committee meeting. In accordance with the Company’s 2007 Stock Incentive Plan, the restricted stock and the stock option vest in quarterly installments over three years beginning on September 4, 2009. The stock options expire on September 3, 2019.

Agreement with Derek Schneideman

On August 2, 2009, Derek Schneideman resigned as the Company’s Chief Executive Officer and as a member of the Board, effective immediately upon the Company’s filing of its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which occurred on September 3, 2009. Mr. Schneideman did not resign from the Board due to any disagreement with the Company relating to the Company’s operations, policies or practices.

In connection with Mr. Schneideman’s resignation, he and the Company entered into a Separation Agreement and Full Release of Claims (the “Separation Agreement”), which was effective as of August 2, 2009. Pursuant to the Separation Agreement, the Company made or agreed to make the following severance payments to Mr. Schneideman:

•	$100,000 was paid upon the Company’s filing of its 2009 Form 10-K on September 3, 2009.

•

$100,000 was payable as of November 3, 2009 and remains payable as of January 5, 2010, provided that (i) the Company’s filings with the SEC are not determined to contain materially inaccurate information, material representations or material omissions, (ii) evidence of fraud or illegal acts on the part of Mr. Schneideman is not discovered, and (iii) Mr. Schneideman has not made any misrepresentations in connection with its purchase of the Shares, as described above.

Mr. Schneideman did not exercise his limited right to revoke the Separation Agreement and was paid $42,409 and is owed $10,417 as of January 5, 2010 for accrued but unpaid salary, benefits and business expense reimbursements as of the date of the Separation Agreement.

The Separation Agreement provides that Mr. Schneideman will continue to provide services to the Company as a consultant for a period of 12 months following the effective date of his resignation as Chief Executive Officer. In exchange for such services, the Company will pay Mr. Schneideman $2,000 per month. The Company is entitled to terminate the consulting relationship upon 30 days advance notice and payment of the consulting fee to which Mr. Schneideman would be entitled in the 30 days following such notice.

In consideration of and for the severance payments and consulting arrangement described above, Mr. Schneideman provided a broad release in favor of the Company with respect to any and all rights, claims, demands, causes of actions and liabilities of any nature relating to his employment with the Company, the termination of such employment, and/or his entry into the Separation Agreement.

Finally, the Separation Agreement also contains customary provisions with respect to confidentiality, non-disclosure, non-solicitation, non-disparagement and Mr. Schneideman’s return of any property of the Company in his possession.

Agreement with Mark Scott

On August 24, 2009, the Company entered into a new Employment Agreement with Mark Scott, which replaces his Employment Agreement dated September 5, 2007.

Mark Scott’s Employment Agreement (“Scott Agreement”) has a one-year term beginning on August 24, 2009, and is renewable on a mutually agreeable basis. The Company will pay Mr. Scott an annual base salary of $96,000, and will provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott Agreement, Mr. Scott is eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee based on criteria under development. If Mr. Scott’s employment is terminated without Cause (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to one year’s annual base salary paid at the Company’s discretion in a lump sum or over the next year.

On August 24, 2009, the board of directors awarded Mr. Scott 200,000 shares of restricted common stock. The award was granted at the fair market price of $0.05 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the restrictions on such shares lapsed on November 23, 2009.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended September 30,
2010	$126,028
2011	15,436
2012	0
2013	0
2014	0
Total	$141,465

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in this report reflect the good-faith judgment of our management and the statements are based on facts and factors as we currently know them. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below as well as those discussed elsewhere in this report (including in Part II, Item 1A (Risk Factors)). Readers are urged not to place undue reliance on these forward-looking statements because they speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report.

INTRODUCTION

During the six months ended September 30, 2009 and 2008, we had approximately in $.1 million and $.3 million in revenues, respectively. During the years ended March 31, 2009 and 2008, we had approximately $.6 million and $0 million in revenues, respectively. During the six months ended September 30, 2009, we had an approximate $8.5 million net loss as compared to a $1.0 million net loss for the six months ended September 30, 2008. During the years ended March 31, 2009 and 2008, we had approximately $20.2 million and $7.1 million in net losses, respectively.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our net profit and stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009 as a result of recording the deferred gain of from the forfeiture of Global Hotline operations that was recorded during the three months ended September, 2009.

Certain recent developments relating to our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the notes to the financial statements included in this report.

DECONSOLIDATION OF GLOBAL HOTLINE, INC.

As has been previously disclosed, the Company pledged its shares of Global Hotline as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, by such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 9, 2009, H Capital submitted documents claiming ownership of the Company’s 600 shares of Global Hotline. Global Hotline’s management previously provided the Company’s stock certificates to H Capital in March 2009.

Although the Company has engaged Japanese corporate counsel to challenge the validity of the loans and H Capital’s claims with respect to the Company’s ownership of Global Hotline, these events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we no longer have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our net profit and stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009 as a result of recording the deferred gain of from the forfeiture of Global Hotline operations that was recorded during the three months ended September, 2009.

Set forth below are unaudited pro forma financial statements reflecting management’s decision to deconsolidate the operations of Global Hotline. These pro forma financial statements may not be indicative of how future financial statements will appear, regardless of the outcome of the Company’s dispute with H Capital. The Company will continue to pursue its civil claim against H Capital, and we are also exploring alternative structures through which we can pursue IA Global’s interest in the Japanese BPO business.

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA BALANCE SHEETS

MARCH 31, 2009

ASSETS	Unadjusted Balance Sheet as of March 31, 2009	Pro Forma Adjustment	Adjusted Pro Forma Balance Sheet as of March 31, 2009

CURRENT ASSETS:
Cash and cash equivalents	$3,614,731	$(3,595,557)	$19,174
Accounts receivable, net of allowance of $909,984 and $1,182, respectively	5,994,117	(5,960,124)	33,993
Prepaid expenses	1,184,572	(1,144,060)	40,512
Notes receivable	2,353,153	(2,345,069)	8,084
Other current assets	124,308	(114,103)	10,205
Refundable taxes - foreign	1,419,418	(1,419,418)	—
Net assets - discontinued operations	—	20,140,122	20,140,122
Total current assets	14,690,299	5,561,791	20,252,090

EQUIPMENT, NET	2,207,849	(2,096,118)	111,731

OTHER ASSETS
Intangible assets, net	555,870	—	555,870
Investment in Taicom Securities Co Ltd	2,861,365	—	2,861,365
Equity investment in Australia Secured Financial Limited	—	—	—
Equity investment in GPlus Media Co Ltd	—	—	—
Equity investment in Slate Consulting Co Ltd	1,386,054	—	1,386,054
Other assets	3,164,127	(3,146,524)	17,603

	$24,865,564	$319,149	$25,184,713

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,578,029	$(978,405)	$599,624
Accrued payroll taxes and social insurance taxes	4,850,887	(4,850,887)	—
Accrued liabilitie - other	4,657,363	(3,767,261)	890,102
Consumption taxes received	1,307,455	(1,307,455)	—
Note payable - current portion of long term debt	13,391,371	(13,035,730)	355,641
Deferred revenue	3,454,692	(3,454,692)	—
Net liabilities - discontinued operations	—	29,424,802	29,424,802
Total current liabilities	29,239,797	2,030,372	31,270,169

LONG TERM LIABILITIES:
Long term debt	1,898,231	(1,698,731)	199,500
Convertible debentures	—	—	—
	1,898,231	(1,698,731)	199,500

STOCKHOLDER’S (DEFICIT) EQUITY:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 219,113,889 and 165,303,543, issued and outstanding, respectively	2,191,140	—	2,191,140
Additional paid in capital	53,056,216	—	53,056,216
Accumulated deficit	(59,572,442)	—	(59,572,442)
Accumulated other comprehensive loss	(1,694,471)	(12,492)	(1,706,963)
	(6,019,557)	(12,492)	(6,032,049)
Less common stock in treasury, at cost	(252,907)	—	(252,907)
Total stockholder’s (deficit) equity	(6,272,464)	(12,492)	(6,284,956)

	$24,865,564	$319,149	$25,184,713

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2009		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2009

REVENUE		$57,107,050		$(56,555,040)		$552,010
COST OF SALES		13,217,643		(12,777,570)		440,073
GROSS PROFIT		43,889,407		(43,777,470)		111,937
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		53,444,034		(50,493,043)		2,950,991
OPERATING LOSS		(9,554,627)		6,715,573		(2,839,054)

OTHER INCOME (EXPENSE):
Interest income		19,065		(4,984)		14,081
Interest expense and amortization of beneficial conversion feature		(757,478)		425,782		(331,696)
Other income		294,483		(25,292)		269,191
Gain (loss) on equity investment in Australia Secured Financial Limited		265,039		—		265,039
Gain on equity investment in GPlus Media Co Ltd		12,510		—		12,510
Loss on equity investment in Slate Consulting Co Ltd		(10,427)		—		(10,427)
Loss on equity investment in Taicom Securities Co Ltd		(421,702)		—		(421,702)
Loss on retirement of debt		(60,395)		—		(60,395)
Loss on sale of Taicom Securities Co Ltd		(1,736,934)		—		(1,736,934)
Loss on sale of GPlus Media Co Ltd		(1,286,500)		—		(1,286,500)
Impairment of equity investment in Australia Secured Financial Limited		(7,195,394)		—		(7,195,394)
Loss (Gain) on Foreign currency transaction adjustment		(66,025)		—		(66,025)
Total other expense		(10,943,758)		395,506		(10,548,252)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(20,498,385)		7,111,079		(13,387,306)

Income taxes - current (benefit) provision		(256,455)		217,690		(38,765)

NET LOSS FROM CONTINUING OPERATIONS		(20,241,930)		6,893,389		(13,348,541)

Gain (loss) from discontinued operations		—		(6,893,389)		(6,893,389)

NET (LOSS) PROFIT		$(20,241,930)		$—		$(20,241,930)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.10)		$0.03		$(0.06)
Basic loss per share from discontinued operations		—		(0.03)		(0.03)
Total basic loss per share		$(0.10)		$—		$(0.09)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		205,833,118		205,833,120		205,833,122
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2008

REVENUE		$38,692,616		$(38,692,616)		$—
COST OF SALES		9,977,798		(9,977,798)		—
GROSS PROFIT		28,714,818		(28,714,818)		—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		35,844,189		(33,774,021)		2,070,168
OPERATING LOSS		(7,129,371)		5,059,203		(2,070,168)

OTHER INCOME (EXPENSE):
Interest income		56,094		(42,255)		13,839
Interest expense and amortization of beneficial conversion feature		(1,116,966)		349,777		(767,189)
Other income		690,820		(662,976)		27,844
Gain (loss) on equity investment in Australia Secured Financial Limited		(227,412)		—		(227,412)
Gain on equity investment in GPlus Media Co Ltd		20,386		—		20,386
Loss on equity investment in Slate Consulting Co Ltd		(43,519)		—		(43,519)
Conversion of debenture expense		(120,046)		—		(120,046)
Loss (Gain) on Foreign currency transaction adjustment		9,520		—		(1,861)
Total other expense		(731,123)		(355,454)		(1,086,577)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(7,860,494)		4,703,749		(3,156,745)
Income taxes - current (benefit) provision		(916,046)		916,046		—
NET LOSS FROM CONTINUING OPERATIONS		(6,944,448)		3,787,703		(3,156,745)

Loss (gain) from disposal of discontinued operations		(110,000)		—		(110,000)
Gain from discontinued operations		—		(3,787,703)		(3,787,703)
Total (loss) / gain from discontinued operations		(110,000)		(3,787,703)		(3,897,703)

NET (LOSS) PROFIT		$(7,054,448)		$—		$(7,054,448)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.04)		$0.02		$(0.02)
Basic loss per share from discontinued operations		—		(0.02)		(0.02)
Total basic loss per share		$(0.04)	$	(—)		$(0.04)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		158,696,823		158,696,825		158,696,825
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

THE COMPANY AND OUR BUSINESS

We are a services company focused on growing our existing businesses and expanding through mergers and acquisitions in the Pacific Rim region. Our mission is to identify and invest in business opportunities, apply our skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

The Company plans to utilize its business partnerships to acquire or invest in growth businesses in certain target sectors and markets at discounted prices. The Company expects to focus on growth opportunities with distressed businesses that require improvements in management, financial processes and liquidity to be successful. Our targets for acquisition or investment include growth and commodity businesses in the energy sector (including oil and gas, solar, biofuels, and other energy markets). The Company also expects to focus on other sectors in which businesses would benefit from our infrastructure and business process expertise, including financial services and technology. The Company expects to leverage its existing presence in Asia in partnerships with US-based companies seeking to expand their Asian business.

BUSINESS PROCESS OUTSOURCING (“BPO”)

In the Philippines, we acquired 100% of Shift on April 10, 2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines.

CORPORATE INFORMATION

We were incorporated in Delaware on November 12, 1998. The Company’s executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in the Pacific Rim region. The Company’s telephone number is (415) 946-8828 and its primary website is located at www.iaglobalinc.com. The information on our website is not a part of this Form 10-Q.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on NYSE AMEX under the symbol “IAO.”

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

•	Provide an opportunity for U.S. investors to acquire an interest in B2B, B2C and infrastructure companies in Asia, particularly in Japan, Philippines and China.

•	Capitalize on our funding from IAJ LBO and Ascendiant.

•	Develop a Japan business process outsourcing business.

•

Improve profitability at the Philippines BPO business by improving liquidity, closing significant orders servicing the financial sector in the U.S, installing new management, shifting the corporate culture to better service the U.S. financial markets, and improving our reputation through better execution.

•

Acquire growth businesses at discounted prices in our target sectors and markets in conjunction with business partners. We expect to focus on growth opportunities with distressed businesses that require improvements in management, financial processes and liquidity to be successful.

•

Acquire growth and commodity businesses in the real estate and energy sectors, including oil & gas, solar, biofuels, and other energy markets. Our sector is expected to benefit from the infrastructure and business processes of IA Global.

•	Leverage our presence in Asia with U.S.-based companies seeking to expand their Asian businesses.

•	Enhance our investor relations services.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to legal claims, our need for additional financing, our level of indebtedness, our NYSE AMEX listing, declining economic conditions, our controlling shareholder groups, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended September 30,
	2009	2008	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$21	$177	$(156)	-88.1%
Cost of sales	30	122	(92)	-75.4%
Gross profit	(9)	55	(64)	-116.4%
Selling, general and administrative expenses	762	830	(68)	-8.2%
Operating loss	(771)	(775)	4	-0.5%
Other income (expense):
Interest expense and amortization of beneficial conversion feature	(20)	(88)	68	-77.3%
Other income	80	—	80	100.0%
Gain on equity investment in Australia Secured Financial Limited	—	18	(18)	-100.0%
Gain on equity investment in GPlus Media Co Ltd	—	21	(21)	-100.0%
(Loss) gain on equity investment in Slate Consulting Co Ltd	(28)	1	(29)	-2900.0%
Loss on forfeiture of Taicom Securities Co Ltd	(2,861)	—	(2,861)	-100.0%
Loss on investment in Taicom Securities Co Ltd	—	(114)	114	100.0%
Loss on sale in Slate Consulting Co Ltd	(1,285)	—	(1,285)	-100.0%
Loss on foreign currency translation adjustment	—	(63)	63	100.0%
Total other expense	(4,114)	(225)	(3,889)	-1728.4%
Loss from continuing operations before income taxes	(4,885)	(1,000)	(3,885)	-388.5%
Income taxes- benefit provision	—	(11)	11	100.0%
Net loss from continuing operations	(4,885)	(989)	(3,896)	-393.9%
Loss from discontinued operations	—	(709)	709	100.0%
Net loss	$(4,885)	$(1,698)	$(3,187)	-187.7%

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Net revenue for the three months ended September 30, 2009 decreased $156,000 to $21,000 as compared to $177,000 for the three months ended September 30, 2008.

The decrease was due to cancelled contracts at GHI Philippines.

COST OF SALES

Cost of sales for the three months ended September 30, 2009 decreased $92,000 to $30,000 as compared to $122,000 for the three months ended September 30, 2008.

The decrease resulted from reduced agent and other costs at GHI Philippines.

EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2009 decreased $68,000 to $762,000 as compared $830,000 for the three months ended September 30, 2008. This was due to reduced operating expenses GHI Philippines. Headcount was reduced during the three months ended September 30, 2009.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended September 30, 2009 was $4,114,000 as compared to other expense of $225,000 for the three months ended September 30, 2008. The other expense increase was primarily related to the loss on sale of Taicom Securities Co Ltd of $2,861,000 and the loss on sale of Slate Consulting Co Ltd of $1,285,000.

The 2008 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $88,000 and a net loss on equity investments of $74,000 and a foreign currency translation adjustment of $63,000.

NET LOSS

Net loss for the three months ended September 30, 2009 was $4,885,000 as compared to a net loss of $1,698,000 for the three months ended September 30, 2008.

(dollars in thousands)

	Six Months Ended September 30,
	2009	2008	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$68	$323	$(255)	-78.9%
Cost of sales	73	217	(144)	-66.4%
Gross profit	(5)	106	(111)	-104.7%
Selling, general and administrative expenses	1,882	1,703	179	10.5%
Operating loss	(1,887)	(1,597)	(290)	-18.2%
Other income (expense):
Interest income	—	14	(14)	-100.0%
Interest expense and amortization of beneficial conversion feature	(43)	(290)	247	85.2%
Other income	80	179	(99)	-55.3%
Gain on equity investment in Australia Secured Financial Limited	—	274	(274)	-100.0%
Gain on equity investment in GPlus Media Co Ltd	—	53	(53)	-100.0%
(Loss) gain on equity investment in Slate Consulting Co Ltd	(16)	23	(39)	-169.6%
Loss on forfeiture of Taicom Securities Co Ltd	(2,861)	—	(2,861)	-100.0%
Loss on investment in Taicom Securities Co Ltd	—	(220)	220	100.0%
Loss on sale in Slate Consulting Co Ltd	(1,285)	—	(1,285)	-100.0%
Loss on foreign currency translation adjustment	—	(65)	65	100.0%
Total other expense	(4,125)	(32)	(4,093)	-12790.6%
Loss from continuing operations before income taxes	(6,012)	(1,629)	(4,383)	-269.1%
Income taxes- current benefit	—	(9)	9	100.0%
Net loss from continuing operations	(6,012)	(1,620)	(4,392)	-271.1%
(Loss) gain from discontinued operations	(2,336)	649	(2,985)	-459.9%
Net loss from discontinued operations before deemed preferred stock dividend	(8,348)	(971)	(7,377)	-759.7%
Deemed preferred stock dividend	(192)	—	(192)	-100.0%
Net loss	$(8,540)	$(971)	$(7,569)	-779.5%

SIX MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2008

Net revenue for the six months ended September 30, 2009 decreased $255,000 to $68,000 as compared to $323,000 for the six months ended September 30, 2008.

The decrease was due to cancelled contracts at GHI Philippines.

COST OF SALES

Cost of sales for the six months ended September 30, 2009 decreased $144,000 to $73,000 as compared to $217,000 for the six months ended September 30, 2008.

The decrease resulted from reduced agent and other costs at GHI Philippines.

EXPENSES

Selling, general and administrative expenses for the six months ended September 30, 2009 increased $179,000 to $1,882,000 as compared $1,703,000 for the six months ended September 30, 2008. This was due to $410,000 of forensic audit expenses.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the six months ended September 30, 2009 was $4,125,000 as compared to other expense of $32,000 for the six months ended September 30, 2008. The other expense increase was primarily related to the loss on sale of Taicom Securities Co Ltd of $2,861,000 and the loss on sale of Slate Consulting Co Ltd.

The 2008 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $290,000 and a foreign currency translation adjustment of $63,000, offset by a net gain on equity investments of $130,000 and other income of $179,000.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations for the six months ended September 30, 2009 was $6,012,000 as compared to a net loss of $1,620,000 for the six months ended September 30, 2008 for the reasons discussed above.

NET LOSS

Net loss for the six months ended September 30, 2009 was $8,540,000 as compared to a net loss of $971,000 for the six months ended September 30, 2008. The Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009 and recorded a loss from discontinued operations of $2,336,000 during the six months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $0 million, a net working capital deficit of approximately $2.4 million and total indebtedness of $.6 million as of September 30, 2009.

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

Since our inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $21.3 million as of September 30, 2009, with approximately $8.8 million raised in the initial public offering, $9.0 million raised in private placements and $4.0 million raised in the conversion of debt, offset by $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $32.1 million, including $7.0 million from the ASFL equity investment, $4.1 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $7.1 million issued for services, $3.6 million related to a beneficial conversion feature, $3.9 million from debenture conversions, and $3.1 million related to the GHI acquisition. Additional funding was obtained from notes payable and long term debt of approximately $.6 million.

OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended September 30, 2009 was $2.4 million. This amount was primarily related to a net loss of $8.3 million, offset by depreciation and amortization and other non-cash expenses of $ 4.6 million, and an increase in accounts payable of $.5 million.

INVESTING ACTIVITIES

Net cash provided by investing activities for the six months ended September 30, 2009 was $.1 million. This amount was related to the sale of Slate Consulting.

FINANCING ACTIVITIES

Net cash provided by financing activities for the six months ended September 30, 2009 was $.8 million. This amount was primarily related to the sale of common stock of $.4 million and $.3 million from the sale of preferred stock.

The Company’s unaudited contractual cash obligations as of September 30, 2009 are summarized in the table below (1):

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$141,465	$126,028	$15,436	$0	$0
Note payable	587,312	387,812	199,500	0	0
Capital expenditures	0	0	0	0	0
Acquisitions	0	0	0	0	0
	$728,777	$513,840	$214,936	$0	$0

(1) Based on the end of period exchange rate.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of GAAP involves the exercise of varying degrees of judgment. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies (see summary of significant accounting policies more fully described in Note 2 to the financial statements set forth in this report), the following policies involve a higher degree of judgment and/or complexity:

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act) regarding us and our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, projections of revenues and profitability, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

THE COMPANY COULD BE EXPOSED TO LEGAL CLAIMS, AND THE OUTCOME OF ANY DISPUTES RESULTING FROM SUCH CLAIMS COULD ADVERSED AFFECT THE COMPANY’S FINANCIAL CONDITION OR RESULTS OF OPERATIONS

LEGAL PROCEEDING – GLOBAL HOTLINE

As has been previously disclosed, the Company pledged its shares of Global Hotline as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, for such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 2, 2009, H Capital submitted documents claiming ownership of the Company’s 600 shares of Global Hotline. Global Hotline’s management previously provided the Company’s stock certificates to H Capital in March 2009.

Although the Company has engaged Japanese corporate counsel to challenge the validity of the loans and H Capital’s claims with respect to the Company’s ownership of Global Hotline, these events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we no longer have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our net profit and stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009 as a result of recording the deferred gain of from the forfeiture of Global Hotline operations that was recorded during the three months ended September, 2009.

The Company’s decision to deconsolidate Global Hotline is not a relinquishment of their claim of ownership of Global Hotline. The Company has engaged Japanese legal counsel and intends to vigorously pursue their legal right with regards to ownership. Management, based on their consultation with Japanese legal counsel, is unable to determine the outcome of this dispute H Capital.

Concurrent with Company’s deconsolidation of Global Hotline, management has determined that any obligations that may arise from Global Hotline, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company.

Prior to December 8, 2009 Global Hotline had significant liabilities to Japanese banks in excess of approximately $12,000,000. These loans were unsecured and personally guaranteed by either the CEO or CFO of Global Hotline. In addition to theses bank loans, Global Hotline had payroll, social insurance and other tax liabilities at of approximately 800,000,000 Yen, or approximately $9.0 million at current exchange rates, as of September 30, 2009.

The status of Global Hotlines bank loans and tax liabilities is unknown subsequent to December 8, 2009. In addition, the status of other trade debt, or any debt or obligation of Global Hotline is unknown subsequent to December 8, 2009. In addition to debt, Global Hotline has obligation under various operating leases, the status of which is unknown subsequent to December 8, 2009.

Global Hotline has revenue contracts requiring performance for their various vendors. The status of performance, or any liability for non-performance, is unknown subsequent to December 8, 2009.

With regards to the above referenced liabilities, or potential liabilities of Global Hotline, management of the Company along with their Japanese legal counsel, has determined that the Company has no legal obligation for these liabilities or potential liabilities. Assertions against the Company for Global Hotline liabilities, or potential liabilities, might be sustained. The Company intends to defend themselves against any assertions related to liabilities, or potential liabilities, resulting from Global Hotline prior to, or subsequent to, December 8, 2009. The Company has not accrued for any liabilities related to Global Hotline as of September 30, 2009.

LEGAL PROCEEDING – AMV

On April 1, 2009, the Company agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement.

At AMV’s sole discretion, AMV may either (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of the Company’s common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company pro rata. The conversion of IAO Preferred Stock intoTaicom Stock is automatically triggered in the case of certain events, including delisting from NYSE AMEX, bankruptcy or insolvency. On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the June 8, 2009 Services Agreement (“Agreement”) and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the Agreement. On October 30, 2009, the Company agreed to issue 4,000,000 shares based on the $120,000 in funded under this Agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,861,000. The parties continue to negotiate over the April 1, 2009 and June 8, 2009 Amendment to Share Exchange and June 8, 2009 Services Agreements.

WE WILL NEED ADDITIONAL FINANCING TO SUPPORT OUR BUSINESS STRATEGY (WHICH INCLUDES ACQUIRING OR INVESTING IN NEW BUSINESSES) AND ONGOING OPERATIONS

Each entity within our business will need to obtain additional financing in order to continue our current operations, service our debt repayments and acquire businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy by GHI and/or IA Global.

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

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our level of indebtedness and the terms of our financing arrangements could result in or contribute to:

•	a bankruptcy filing by GHI and/ or IA Global;
•	a default under the loan agreements;
•	a collateral call by a lender, including the loss of our Global Hotline subsidiary;
•	lawsuits with lenders;
•	our inability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•	a diversion of substantial cash flow from our operations and expansion plans in order to service our debt obligations; and/or
•	a competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

WE ARE NOT IN COMPLIANCE WITH CERTAIN NYSE AMEX REQUIREMENTS FOR CONTINUED LISTING

On December 23, 2009, the Company received notice that the NYSE AMEX Stock Exchange (“NYSE AMEX”) has determined to proceed with an application to the Securities and Exchange Commission to remove the Company’s common stock from listing and registration on NYSE AMEX. This determination, which the Company has appealed, was made in light of the Company’s failure to comply with certain standards for continued listing on NYSE AMEX set forth in Part 10 of the NYSE AMEX Company Guide. Specifically, the Company is not in compliance with (i) Section 1003(a)(i) of the Company Guide, since its total shareholders’ equity is less than $2 million and the Company has reported losses from continuing operations and net losses in two out of the three most recent fiscal years; (ii) Section 1003(a)(ii) of the Company Guide, since its total shareholders’ equity is less than $4 million and the Company has reported losses from continuing operations and net losses in three out of the four most recent fiscal years; (iii) Section 1003(a)(iii) of the Company Guide, since its total shareholders’ equity is less than $6 million and the Company has reported losses from continuing operations and net losses in the five most recent fiscal years; and (iv) Section 1003(a)(iv) of the Company Guide, since the Company sustained losses so substantial in relation to its overall operations or its existing financial resources or its financial condition has become so impaired that is appears questionable, in the opinion of the NYSE AMEX, that the Company will be able to continue operations and/or meet its obligations as they mature.

In order to maintain its listing on NYSE AMEX, the Company submitted a plan on October 26, 2009, which was subsequently amended on November 5, 2009, that addressed how it intended to regain compliance with Section 1003(a)(iv) of the Company Guide by March 25, 2010 and Section 1003(a)(i), (ii) and (iii) of the Company Guide by March 25, 2011. The Company would be subject to periodic review by NYSE AMEX staff during the extension period.

In the notice received by the Company on December 23, 2009, NYSE AMEX indicated that it believes that the Company’s financial condition, low selling price and lack of definitive documentation do not support the Company’s plan to regain compliance by March 25, 2011. On December 30, 2009, the Company appealed the NYSE AMEX staff’s determination and requested an oral hearing to present its plan and discuss the Company’s progress towards achieving the goals set forth in the plan, including the Company’s intent to regain compliance with NYSE AMEX rules by March 25, 2011. The Company’s common stock will continue to trade on NYSE AMEX while the Company’s appeal is pending.

The Company has not filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009. The timely filing of such report is a condition of the Company’s continuing listing on NYSE AMEX, as required by Sections 134 and 1101 of the Company Guide. In addition, the Company’s failure to file this report is a violation of its listing agreement with NYSE AMEX. Pursuant to 1003(d) of the Company Guide, NYSE AMEX is authorized to suspend, and unless prompt corrective action is taken, remove the Company’s security from listing on the exchange. The Company submitted a plan to NYSE AMEX on December 7, 2009 and expects to be in compliance with Sections 134 and 1101 of the Company Guide by February 22, 2010.

The Company also received a deficiency letter from NYSE AMEX on July 10, 2009. In this letter, NYSE AMEX staff determined that the Company’s securities had been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing was predicated on it effecting a reverse stock split of its common stock by January 11, 2010. In response to the deficiency letter and in accordance with guidance provided by NYSE AMEX’s staff, the Company asked its stockholders to give the board of directors discretion to effect a reverse stock split within a prescribed range of ratios. Such proposal was approved by the Company’s stockholders at the Company’s 2009 Annual Meeting on December 18, 2009. This reverse stock split is expected to be considered after the completion of the appeal process.

Pursuant to Section 1003(c)(i) of the Company Guide, NYSE AMEX will consider delisting a security where an issuer has disposed of its principal operating assets. On December 8, 2009, the Company deconsolidated the operations of Global Hotline, Inc., its wholly-owned subsidiary engaged in business process outsourcing activities in Japan, effective as of July 1, 2009. As a result, the Company intends to account for Global Hotline, Inc. as a discontinued operation for periods ending after July 1, 2009. The Company’s stockholders’ equity is expected to increase by approximately $12.0 million during the three months ended September 30, 2009 in part as a consequence of this determination.

There is no guarantee that the Company will be successful at maintaining its NYSE AMEX listing. If our securities are delisted from NYSE AMEX, we believe they will be quoted for trading on the Over-The-Counter Bulletin Board (the “OTCBB”), which may depress demand for our shares and limit market liquidity due to the reluctance or inability of certain investors to buy stocks on the OTCBB. Consequently, an investor may find it more difficult to trade our securities, which may adversely affect the ability to resell securities purchased from the selling stockholders.

WE ARE IN DEFAULT UNDER THE JUNE 8, 2009 SERVICES AGREEMENT WITH ARQUEMAX VENTURES, LLC

On April 1, 2009, the Company agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to ArqueMax Ventures LLC (“AMV”) for $317,000 in the Amendment to Share Exchange Agreement.

At AMV’s sole discretion, AMV may either (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of the Company’s common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company pro rata. The conversion of IAO Preferred Stock intoTaicom Stock is automatically triggered in the case of certain events, including delisting from NYSE AMEX, bankruptcy or insolvency.

On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the June 8, 2009 Services Agreement (“Agreement”) and as a result did not fund the $60,000 due on each of June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the Agreement. On October 30, 2009, the Company agreed to issue 4,000,000 shares based on the $120,000 funded under this Agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our Taicom shares. This resulted in a loss on investment of approximately $2,861,000. The parties continue to negotiate over the agreements.

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

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of January 5, 2010, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd (“IAJ”), IA Turkey and Hiroki Isobe, (collectively, the “Controlling Shareholders”) collectively hold approximately 49.6% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Shareholders.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK

Sales or issuances of a large number of shares of common stock (including pursuant to the equity line of credit transaction that we recently entered into with Ascendiant Capital Group, LLC, which is described in more detail elsewhere in this prospectus) in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of January 7, 2010, there were 299,792,972 shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•	A bankruptcy filing by GHI and/or IA Global,
•

Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets and our NYSE AMEX listing,

•	Issuance of convertible or equity securities for general or merger and acquisition purposes,
•	Issuance or repayment of debt, accounts payable or convertible debt for general or merger and acquisition purposes,

•	Alleged manipulation of our stock price,
•	Sale of a significant number of our common stock by shareholders,
•	General market and economic conditions,
•	Quarterly variations in our operating results,
•	Defending significant litigation,
•	Investor relation activities,
•	Announcements of technological innovations,
•	New product introductions by us or our competitors,
•	Competitive activities,
•	Additions or departures of key personnel,
•	Issuance of loans to customers or related or affiliated parties, and
•	Foreign exchange gains and losses.

These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These factors could have a material adverse effect on our business, financial condition and results of operations.

RISKS ASSOCIATED WITH EQUITY LINE OF CREDIT WITH ASCENDIANT CAPITAL GROUP, LLC

If the price or the trading volume of our common stock does not reach certain levels, we will be unable to draw down all or substantially all of our $5,000,000 equity line of credit with Ascendiant Capital Group, LLC, which may force us to significantly curtail the scope of our operations or alter our business plan.

The maximum draw down amount every 11 trading days under our equity line of credit facility is the lesser of $250,000 or 15% of the total trading volume of our common stock for the 10-trading-day period prior to the draw down multiplied by the volume-weighted average price of our common stock for such period. If our stock price and trading volume remain at current levels, we will not be able to draw down all $5,000,000 available under the equity line of credit and we may be forced to curtail the scope of our operations or alter our business plan if other financing is not available to us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

We were exposed to foreign currency risks due to our operations in Japan and the Philippines and our proposed investment in Korea. We do not trade in hedging instruments or “other than trading” instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

We are not exposed to interest rate risks. The Company does not trade in hedging instruments or “other than trading” instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed under the heading “Factors That May Affect Future Results” included in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q. In addition, the following represent material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

LOSS OF OPERATIONAL CONTROL OF GLOBAL HOTLINE, INC. AND RELATED DECONSOLIDATION

As has been previously disclosed, the Company pledged its shares of Global Hotline as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, by such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 9, 2009, H Capital submitted documents claiming ownership of the Company’s 600 shares of Global Hotline. Global Hotline’s management previously provided the Company’s stock certificates to H Capital in March 2009.

Although the Company has engaged Japanese corporate counsel to challenge the validity of the loans and H Capital’s claims with respect to the Company’s ownership of Global Hotline, these events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we no longer have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company intends to account for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our net profit and stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009 as a result of recording the deferred gain of from the forfeiture of Global Hotline operations that was recorded during the three months ended September, 2009.

The Company will continue to pursue its civil claim against H Capital, and we are also exploring alternative structures through which we can pursue IA Global’s interest in the Japanese BPO business. If the Company is unsuccessful in such efforts, however, it could result in the ultimate loss of the Company’s primary operating subsidiary and a majority of its total assets, and have a material adverse effect on the Company’s overall financial condition and results of operations.

POTENTIAL REGULATION UNDER THE INVESTMENT COMPANY ACT OF 1940

Under the Investment Company Act of 1940 (the “Investment Company Act”), companies that engage primarily in investing or trading in investment securities – or primarily engage in some other business but nevertheless hold investment securities that account for a certain percentage (generally, 40-45%) of their total assets – are considered “investment companies” required to register as such an comply with various regulatory obligations under the Investment Company Act. Shares of majority-owned subsidiaries are not considered “investment securities” for purposes of the Investment Company Act.

The Company has structured its business and operations in the past, and intends to continue to structure its business and operations in the future, in a manner that makes it exempt from registration and regulation under the Investment Company Act. If, however, the Company is unsuccessful in maintaining or regaining control over Global Hotline (its primary operating subsidiary), there is a risk that its asset portfolio and nature of operations could at least temporarily be consistent with that of an investment company. According, the Company could be subject to regulation under the Investment Company Act in the future. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the SEC as to the status of the Company under the Investment Company Act and, consequently, any violation of the Investment Company Act could subject the Company to material adverse consequences.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2009, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

PRIVATE PLACEMENTS WITH INTER ASSET JAPAN LBO NO. 1 FUND

On August 2, 2009, the Company entered into a Stock Purchase Agreement (“Agreement 1”) with Inter Asset Japan LBO No 1 Fund, an existing shareholder of the Company (the “Shareholder”). Under the terms of the Agreement 1, the Company agreed to issue and sell to the Shareholder 1,500,000 shares (the “Shares”) of the Company’s common stock, par value $0.01 per share, for an aggregate purchase price of $60,000, or $0.04 per share (the “Purchase Price”). The Company issued and sold the Shares to the Shareholder in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

Agreement 1 contains certain representations and warranties of the Shareholder and the Company, including customary investment-related representations provided by the Shareholder, as well as acknowledgements by the Shareholder that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the Shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

Agreement 1 also grants the Shareholder registration rights that it may exercise at its option and provides the Shareholder with a right of first offer if the Company proposes to issue securities in the future (subject to certain customary exceptions). Finally, the Shareholder has the right to demand that the Company redeem all or any portion of the Shares at any time on or after October 31, 2009, for a redemption price equal to the greater of the Purchase Price or the listed market price for the Company’s common stock as of the redemption date.

On August 17, 2009, the Company entered into a Stock Purchase Agreement (“Agreement 2”) with the Shareholder. Under the terms of Agreement 2, the Company agreed to issue and sell to the Shareholder 5,000,000 shares of our common stock for an aggregate purchase price of $200,000, or $0.04 per share.

Also under the terms of the Agreement, the Shareholder has committed to purchase, and the Company agreed to issue and sell to the Shareholder, additional shares of the Company’s common stock in accordance with the following schedule:

•	2,500,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$100,000 on or before September 4, 2009.

•	1,250,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$50,000 on or before September 18, 2009.

•	50,000,000 shares at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000 on or before November 10, 2009.

The Shareholder’s obligation to purchase the foregoing shares by the date specified is conditioned upon the representations and warranties of the Company contained in Agreement 2 being accurate as of the date of such closing.

Finally, the Shareholder has the option, but not the obligation, to purchase, on or before December 31, 2009, an additional 50,000,000 shares of Common Stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

Under the terms of the Agreement, as of September 30, 2009 the Company has agreed to issue and sell to the Investor, 8,250,000 shares at a purchase price of $.04 per share, or an aggregate price of $330,000.

Under the terms of the Agreement, as of January 5, 2010 the Company has agreed to issue and sell to the Investor, 71,719,633 shares at a purchase price of $.04 per share, or an aggregate price of $2,861,000. Further, we expect that a total of $861,000 of the funds can be used for working capital and the remaining $2,000,000 can be used for investments.

The Company issued and sold the shares of common stock to the Shareholder in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

Agreement 2 contains certain representations and warranties of the Shareholder and the Company, including customary investment-related representations provided by the Shareholder, as well as acknowledgements by the Shareholder that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

Agreement 2 also grants the Shareholder registration rights that it may exercise at its option and provides the Shareholder with a right of first offer if the Company proposes to issue securities in the future (subject to certain customary exceptions).

EQUITY LINE OF CREDIT TRANSACTION WITH ASCENDIANT CAPITAL GROUP, LLC

On September 29, 2009, the Company entered into a Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”), pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by IA Global and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of IA Global’s common stock unless and until certain conditions are met, including but not limited to (i) approval of the transaction by the NYSE AMEX, which has not been received by January 5, 2010, and (ii) the Company files by November 13, 2009 and the SEC declares effective by January 27, 2010 a Registration Statement on Form S-1 (the “Registration Statement”) registering Ascendiant’s resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on September 29, 2009.

If and when the SEC declares the Registration Statement effective, IA Global will have the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from IA Global, up to $5,000,000 worth of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). IA Global will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, IA Global will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a nine-trading-day pricing period. For each draw, IA Global will be required to deliver the shares sold to Ascendiant in three installments (following the third, sixth and ninth trading days in the pricing period, respectively). Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

The Securities Purchase Agreement also provides for the following terms and conditions:

•	Purchase Price - 90% of IA Global’s volume-weighted average price (“VWAP”).

•

Threshold Price - IA Global may specify a price below which it will not sell shares during the applicable nine-trading-day pricing period. If the purchase price falls below the threshold price on any day(s) during the pricing period, such day(s) will be removed from the pricing period (and Ascendiant’s investment amount will be reduced by 1/9 for each such day).

•

Maximum Draw - 15% of IA Global’s total trading volume for the 10-trading-day period immediately preceding the applicable draw down, times the average VWAP during such period (but in no event more than $250,000).

•	Minimum Draw - None.

•	Minimum Time Between Draw Down Pricing Periods - Two trading days.

•	Minimum Use of Facility - IA Global is obligated to sell at least $1,000,000 worth of shares of its common stock to Ascendiant during the Commitment Period.

•

Commitment Fees - Upon NYSE AMEX approval, IA Global will be obligated to issue 2,371,917 shares of its common stock to Ascendiant ($125,000 worth of shares based on the Company’s closing bid price on the trading day immediately prior to the date of the Securities Purchase Agreement). If and when the SEC declares the Registration Statement effective, IA Global will be obligated to issue another $125,000 worth of shares of its common stock in four installments over a period of 90 days following the effectiveness date.

•

Other Fees and Expenses – On October 21, 2009, we issued 400,000 shares of common stock valued at $10,000 under the 2007 Stock Incentive Plan as compensation to Ascendiant’s legal counsel for the legal fees and expenses it incurred in connection with negotiating and documenting the equity line of credit. Pursuant to separate agreements, IA Global has also agreed to pay an aggregate of 3.0% in finder’s fees (to be paid in connection with each draw down).

•

Indemnification - Ascendiant is entitled to customary indemnification from IA Global for any losses or liabilities it suffers as a result of any breach by IA Global of any provisions of the Securities Purchase Agreement, or as a result of any lawsuit brought by any stockholder of IA Global (except stockholders who are officers, directors or principal stockholders of IA Global).

•

Conditions to Ascendiant’s Obligation to Purchase Shares - Trading in IA Global’s common stock must not be suspended by the SEC or the NYSE AMEX (or other applicable trading market); IA Global must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ascendiant must be paid in full; the Registration Statement must be effective with respect to Ascendiant’s resale of all shares purchased under the equity drawdown facility; there must be a sufficient number of authorized but unissued shares of IA Global common stock; and the issuance must not cause Ascendiant to own more than 9.99% of the then outstanding shares of IA Global common stock, or more than 19.9% of the number of shares of common stock outstanding on September 29, 2009 to have been issued under the equity drawdown facility (without shareholder approval).

•

Termination - The Securities Purchase Agreement will terminate if IA Global’s common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTC Bulletin Board and Pink Sheets, among others); if IA Global files for protection from its creditors; or if the Registration Statement is not declared effective by the SEC by June 29, 2010. IA Global may terminate the Securities Purchase Agreement if Ascendiant fails to fund a draw down within 10 trading days after the end of the applicable settlement period, or if the SEC provides comments on the Registration Statement requiring certain changes in the transaction structure and/or documents.

The Securities Purchase Agreement also contains certain representations and warranties of IA Global and Ascendiant, including customary investment-related representations provided by Ascendiant, as well as acknowledgements by Ascendiant that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. IA Global provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations. IA Global’s representations and warranties are qualified in their entirety (to the extent applicable) by the Company’s disclosures in the reports it files with the SEC. IA Global also delivered confidential disclosure schedules qualifying certain of its representations and warranties in connection with executing and delivering the Securities Purchase Agreement.

The shares to be issued by IA Global to Ascendiant under the Securities Purchase Agreement will be issued in private placements in reliance upon the exemption from the registration requirements set forth in the Securities Act provided for in Section 4(2) of the Securities Act, and the rules promulgated by the SEC thereunder.

EQUITY ISSUANCES TO CERTAIN EXECUTIVE OFFICERS

On August 24, 2009, the board of directors awarded Mr. Scott 200,000 shares of restricted common stock. The award was granted at the fair market price of $0.05 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the restrictions on such shares lapsed on November 23, 2009.

On November 5, 2009, the Compensation Committee awarded Mr. Hoekstra 800,000 shares of restricted stock and an option to purchase 1,200,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on November 4, 2009, the last trading day before the Compensation Committee meeting. In accordance with the Company’s 2007 Stock Incentive Plan, the restricted stock and the stock option vest in quarterly installments over three years beginning on September 4, 2009. The stock options expire on September 3, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The indebtedness of IA Global and our subsidiaries, including GHI, is described in detail in Note 11 of the notes to the financial statements set forth in this report (see Part I, Item 1 (Financial Statements)). As disclosed therein, IA Global and its subsidiaries had $15.5 million of total indebtedness as of June 30, 2009, and we are currently in default with respect to $15.5 million of that amount due to late payments of principal and/or interest under certain loan agreements. Reference is also made to our dispute with H Capital regarding IA Global’s and GHI’s obligations to such entity under certain loan agreements.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company intends to account for Global Hotline as a discontinued operation for periods ending after July 1, 2009.

ITEM 5. OTHER INFORMATION

As has been previously disclosed, the Company pledged its shares of Global Hotline as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, by such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 9, 2009, H Capital submitted documents claiming ownership of the Company’s 600 shares of Global Hotline. Global Hotline’s management previously provided the Company’s stock certificates to H Capital in March 2009.

Although the Company has engaged Japanese corporate counsel to challenge the validity of the loans and H Capital’s claims with respect to the Company’s ownership of Global Hotline, these events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we no longer have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our net profit and stockholders’ equity will increase by $10.1 million during the three months ended December 31, 2009 as a result of recording the deferred gain of from the forfeiture of Global Hotline operations that will be recorded during the three months ended September, 2009.

On August 17, 2009, the Company signed a Stock Purchase Agreement (“Agreement”) with Inter Asset Japan LBO No 1 Fund (“Investor”), an existing shareholder of the Company. Under the terms of the Agreement, the Company has agreed to issue and sell to the Investor, 71,719,633 shares at a purchase price of $.04 per share, or an aggregate price of $2,861,000. Further, we expect that a total of $861,000 of the funds can be used for working capital and the remaining $2,000,000 can be used for investments.

On April 1, 2009, the Company agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to ArqueMax Ventures LLC (“AMV”) for $317,000 in the Amendment to Share Exchange Agreement.

At AMV’s sole discretion, AMV may either (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of the Company’s common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company pro rata. The conversion of IAO Preferred Stock into Taicom Stock is automatically triggered in the case of certain events, including delisting from NYSE AMEX, bankruptcy or insolvency.

On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under the June 8, 2009 Services Agreement (“Agreement”) and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the Agreement. On October 30, 2009, the Company agreed to issue 4,000,000 shares based on the $120,000 in funded under this Agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,861,000. The parties continue to negotiate over the April 1, 2009 and June 8, 2009 Amendment to Share Exchange and June 8, 2009 Services Agreements.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Separation Agreement and Full Release of Claims dated August 2, 2009 by and between IA Global, Inc. and Derek Schneideman (filed herewith)

10.2	Amended and Restated Employment Agreement dated August 24, 2009 by and between IA Global, Inc. and Mark Scott (filed herewith)

10.3	Employment Agreement dated November 5, 2009 but effective September 4, 2009 by and between IA Global, Inc. and Brian Hoekstra (filed herewith)

10.4	Loan Agreement dated May 29, 2009 by and between Inforidge, Inc. and Neutral, Inc. (Translated from Japanese) (filed herewith)

10.5	Stock Purchase Agreement dated August 17, 2009 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund (1)

10.6	Securities Purchase Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

10.7	Registration Rights Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certifications

__________________

(1)	Filed as an exhibit to Company’s Registration Statement on Form S-1 (File No. 333-163612), filed with the SEC on December 9, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 8, 2010	IA GLOBAL, INC.

(Registrant)

By:	/s/ Brian Hoekstra Brian Hoekstra Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and Full Release of Claims dated August 2, 2009 by and between IA Global, Inc. and Derek Schneideman

10.2	Amended and Restated Employment Agreement dated August 24, 2009 by and between IA Global, Inc. and Mark Scott

10.3	Employment Agreement dated November 5, 2009 but effective September 4, 2009 by and between IA Global, Inc. and Brian Hoekstra

10.4	Loan Agreement dated May 29, 2009 by and between Inforidge, Inc. and Neutral, Inc. (Translated from Japanese)

10.5	Stock Purchase Agreement dated August 17, 2009 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund (1)

10.6	Securities Purchase Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

10.7	Registration Rights Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certifications

__________________

(1)	Filed as an exhibit to Company’s Registration Statement on Form S-1 (File No. 333-163612), filed with the SEC on December 9, 2009, and incorporated herein by reference.