Form 10-Q/A
period 2009-09-30
IA GLOBAL INC
filed 2010-02-01
CIK 1077634

_______________________________________________________________________________

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

As of January 27, 2010 there were issued and outstanding 302,101,722 shares of the registrant’s common stock.

________________________________________________________________________________

Explanatory Paragraph

IA Global, Inc. (“we”, “us”, “our” or the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009 as filed on January 8, 2010, to correct the consolidated statement of cash flow to reduce cash flow from operating activities and increase effect of exchange rate changes on cash by $2,233,490. This change is reflected in Item 2 as well. The reclassification relates to the Company’s decision made on December 8, 2009 to deconsolidate the operations of Global Hotline, Inc., effective as of July 1, 2009. In addition, the Company clarified the paragraph on the deconsolidation of Global Hotline, Inc. that is included in Note 1, Note and Note 12 and Item 2.

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

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2009	2008 (1)
	(unaudited) RESTATED	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from operations	$(8,347,659)	$(970,848)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	95,509	53,552
Amortization of beneficial conversion feature	—	104,167
Amortization of prepaid financing	4,106	47,684
Stock based compensation	362,143	250,811
Stock issued for services	—	172,584
Loss on equity investments	16,298	(133,653)
Loss on sale of equity investment	1,284,756	—
Loss on forfeiture of investment	2,861,365	—
Changes in operating assets and liabilities:
Accounts receivable	17,353	(57,894)
Prepaid expenses	(16,865)	(101,744)
Notes receivable	8,084	(8,185)
Other current assets	(112,235)	(1,008)
Refundable taxes - foreign	—	(9,076)
Other assets	112	(25,576)
Accounts payable - trade	511,788	381,316
Accrued liabilities and payroll taxes	138,613	(48,926)
Consumption taxes received	—	(5,618)
Net cash provided by continuing operations	(3,176,632)	(352,414)
Net cash provided by (used for) discontinued operations	2,233,490	(460,799)
CASH FROM OPERATING ACTIVITIES	(943,142)	(813,213)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(9,075)
Acquisition of subsidiary Shift Resources, Inc.	—	(35,000)
Cash from acquisition of Shift Resources, Inc. and Asia Premier Executive Suites, Inc.	—	12,158
Receivable from the sale of Slate Consulting Co., Ltd.	85,000	—
NET CASH USED IN INVESTING ACTIVITIES:	85,000	(31,917)

CASH FROM FINANCING ACTIVITIES:
Cash deficit	39,976	—
Proceeds from debt	120,000	530,078
Repayments of debt	(18,000)	(610,000)
Proceeds from exercise of options	—	10,800
Proceeds from sale of common stock	380,050	562,086
Proceeds from sale of preferred shares	317,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	839,026	492,964

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,116)	(352,166)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(58)	178,241

CASH AND CASH EQUIVALENTS, beginning of period	19,174	207,403

CASH AND CASH EQUIVALENTS, end of period	$—	$33,478

Supplemental disclosures of cash flow information:
Interest paid	$3,491	$44,791
Taxes paid	$—	$1,610

Non-cash investing and financing activities:
Deemed dividend on issuance of LLC Series Preferred Stock	$192,000	$—
Conversion of debentures into Common Stock	$—	$2,300,000
Conversion of interest payable on debentures into Common Stock	$—	$78,822
Issuance of Common Stock for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.	$—	$300,000
Issuance of Common Stock for acquisition of Subsidiary - Shift Resources, Inc.	$—	$190,000
Issuance of Common Stock for acquisition of Investment - Taicom Securities Co., Ltd.	$—	$5,200,000
Issuance of Note Payable for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.	$—	$268,000

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

Until recently, the Company also operated in Japan through its wholly-owned subsidiary, Global Hotline, Inc. (“GHI” or “Global Hotline”). In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc. The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although the Company continues to assert its ownership of GHI, on December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA BALANCE SHEETS

MARCH 31, 2009

ASSETS	Unadjusted Balance Sheet as of March 31, 2009	Pro Forma Adjustment	Adjusted Pro Forma Balance Sheet as of March 31, 2009

CURRENT ASSETS:
Cash and cash equivalents	$3,614,731	$(3,595,557)	$19,174
Accounts receivable, net of allowance of $909,984 and $1,182, respectively	5,994,117	(5,960,124)	33,993
Prepaid expenses	1,184,572	(1,144,060)	40,512
Notes receivable	2,353,153	(2,345,069)	8,084
Other current assets	124,308	(114,103)	10,205
Refundable taxes - foreign	1,419,418	(1,419,418)	—
Net assets - discontinued operations	—	20,140,122	20,140,122
Total current assets	14,690,299	5,561,791	20,252,090

EQUIPMENT, NET	2,207,849	(2,096,118)	111,731

OTHER ASSETS
Intangible assets, net	555,870	—	555,870
Investment in Taicom Securities Co Ltd	2,861,365	—	2,861,365
Equity investment in Australia Secured Financial Limited	—	—	—
Equity investment in GPlus Media Co Ltd	—	—	—
Equity investment in Slate Consulting Co Ltd	1,386,054	—	1,386,054
Other assets	3,164,127	(3,146,524)	17,603

	$24,865,564	$319,149	$25,184,713

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,578,029	$(978,405)	$599,624
Accrued payroll taxes and social insurance taxes	4,850,887	(4,850,887)	—
Accrued liabilities - other	4,657,363	(3,767,261)	890,102
Consumption taxes received	1,307,455	(1,307,455)	—
Note payable - current portion of long term debt	13,391,371	(13,035,730)	355,641
Deferred revenue	3,454,692	(3,454,692)	—
Net liabilities - discontinued operations	—	29,424,802	29,424,802
Total current liabilities	29,239,797	2,030,372	31,270,169

LONG TERM LIABILITIES:
Long term debt	1,898,231	(1,698,731)	199,500
Convertible debentures	—	—	—
	1,898,231	(1,698,731)	199,500

STOCKHOLDER’S (DEFICIT) EQUITY:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 219,113,889 and 165,303,543, issued and outstanding, respectively	2,191,140	—	2,191,140
Additional paid in capital	53,056,216	—	53,056,216
Accumulated deficit	(59,572,442)	—	(59,572,442)
Accumulated other comprehensive loss	(1,694,471)	(12,492)	(1,706,963)
	(6,019,557)	(12,492)	(6,032,049)
Less common stock in treasury, at cost	(252,907)	—	(252,907)
Total stockholder’s (deficit) equity	(6,272,464)	(12,492)	(6,284,956)

	$24,865,564	$319,149	$25,184,713

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2009		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2009

REVENUE		$57,107,050		$(56,555,040)		$552,010
COST OF SALES		13,217,643		(12,777,570)		440,073
GROSS PROFIT		43,889,407		(43,777,470)		111,937
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		53,444,034		(50,493,043)		2,950,991
OPERATING LOSS		(9,554,627)		6,715,573		(2,839,054)

OTHER INCOME (EXPENSE):
Interest income		19,065		(4,984)		14,081
Interest expense and amortization of beneficial conversion feature		(757,478)		425,782		(331,696)
Other income		294,483		(25,292)		269,191
Gain (loss) on equity investment in Australia Secured Financial Limited		265,039		—		265,039
Gain on equity investment in GPlus Media Co Ltd		12,510		—		12,510
Loss on equity investment in Slate Consulting Co Ltd		(10,427)		—		(10,427)
Loss on equity investment in Taicom Securities Co Ltd		(421,702)		—		(421,702)
Loss on retirement of debt		(60,395)		—		(60,395)
Loss on sale of Taicom Securities Co Ltd		(1,736,934)		—		(1,736,934)
Loss on sale of GPlus Media Co Ltd		(1,286,500)		—		(1,286,500)
Impairment of equity investment in Australia Secured Financial Limited		(7,195,394)		—		(7,195,394)
Loss (Gain) on Foreign currency transaction adjustment		(66,025)		—		(66,025)
Total other expense		(10,943,758)		395,506		(10,548,252)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(20,498,385)		7,111,079		(13,387,306)

Income taxes - current (benefit) provision		(256,455)		217,690		(38,765)

NET LOSS FROM CONTINUING OPERATIONS		(20,241,930)		6,893,389		(13,348,541)

Gain (loss) from discontinued operations		—		(6,893,389)		(6,893,389)

NET (LOSS) PROFIT		$(20,241,930)		$—		$(20,241,930)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.10)		$0.03		$(0.06)
Basic loss per share from discontinued operations		—		(0.03)		(0.03)
Total basic loss per share		$(0.10)		$—		$(0.09)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		205,833,118		205,833,120		205,833,122
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2008

REVENUE		$38,692,616		$(38,692,616)		$—
COST OF SALES		9,977,798		(9,977,798)		—
GROSS PROFIT		28,714,818		(28,714,818)		—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		35,844,189		(33,774,021)		2,070,168
OPERATING LOSS		(7,129,371)		5,059,203		(2,070,168)

OTHER INCOME (EXPENSE):
Interest income		56,094		(42,255)		13,839
Interest expense and amortization of beneficial conversion feature		(1,116,966)		349,777		(767,189)
Other income		690,820		(662,976)		27,844
Gain (loss) on equity investment in Australia Secured Financial Limited		(227,412)		—		(227,412)
Gain on equity investment in GPlus Media Co Ltd		20,386		—		20,386
Loss on equity investment in Slate Consulting Co Ltd		(43,519)		—		(43,519)
Conversion of debenture expense		(120,046)		—		(120,046)
Loss (Gain) on Foreign currency transaction adjustment		9,520		—		(1,861)
Total other expense		(731,123)		(355,454)		(1,086,577)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(7,860,494)		4,703,749		(3,156,745)
Income taxes - current (benefit) provision		(916,046)		916,046		—
NET LOSS FROM CONTINUING OPERATIONS		(6,944,448)		3,787,703		(3,156,745)

Loss (gain) from disposal of discontinued operations		(110,000)		—		(110,000)
Gain from discontinued operations		—		(3,787,703)		(3,787,703)
Total (loss) / gain from discontinued operations		(110,000)		(3,787,703)		(3,897,703)

NET (LOSS) PROFIT		$(7,054,448)		$—		$(7,054,448)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.04)		$0.02		$(0.02)
Basic loss per share from discontinued operations		—		(0.02)		(0.02)
Total basic loss per share		$(0.04)	$	(—)		$(0.04)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		158,696,823		158,696,825		158,696,825
Weighted average shares of common stock outstanding- diluted		*		*		*

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

4.

In connection with the acquisition of Global Hotline Philippines, the Company entered a note payable totaling $268,000. As of September 30, 2009, a total of $6,000 remains unpaid from this note payable.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA BALANCE SHEETS

MARCH 31, 2009

ASSETS	Unadjusted Balance Sheet as of March 31, 2009	Pro Forma Adjustment	Adjusted Pro Forma Balance Sheet as of March 31, 2009

CURRENT ASSETS:
Cash and cash equivalents	$3,614,731	$(3,595,557)	$19,174
Accounts receivable, net of allowance of $909,984 and $1,182, respectively	5,994,117	(5,960,124)	33,993
Prepaid expenses	1,184,572	(1,144,060)	40,512
Notes receivable	2,353,153	(2,345,069)	8,084
Other current assets	124,308	(114,103)	10,205
Refundable taxes - foreign	1,419,418	(1,419,418)	—
Net assets - discontinued operations	—	20,140,122	20,140,122
Total current assets	14,690,299	5,561,791	20,252,090

EQUIPMENT, NET	2,207,849	(2,096,118)	111,731

OTHER ASSETS
Intangible assets, net	555,870	—	555,870
Investment in Taicom Securities Co Ltd	2,861,365	—	2,861,365
Equity investment in Australia Secured Financial Limited	—	—	—
Equity investment in GPlus Media Co Ltd	—	—	—
Equity investment in Slate Consulting Co Ltd	1,386,054	—	1,386,054
Other assets	3,164,127	(3,146,524)	17,603

	$24,865,564	$319,149	$25,184,713

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,578,029	$(978,405)	$599,624
Accrued payroll taxes and social insurance taxes	4,850,887	(4,850,887)	—
Accrued liabilities - other	4,657,363	(3,767,261)	890,102
Consumption taxes received	1,307,455	(1,307,455)	—
Note payable - current portion of long term debt	13,391,371	(13,035,730)	355,641
Deferred revenue	3,454,692	(3,454,692)	—
Net liabilities - discontinued operations	—	29,424,802	29,424,802
Total current liabilities	29,239,797	2,030,372	31,270,169

LONG TERM LIABILITIES:
Long term debt	1,898,231	(1,698,731)	199,500
Convertible debentures	—	—	—
	1,898,231	(1,698,731)	199,500

STOCKHOLDER’S (DEFICIT) EQUITY:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 219,113,889 and 165,303,543, issued and outstanding, respectively	2,191,140	—	2,191,140
Additional paid in capital	53,056,216	—	53,056,216
Accumulated deficit	(59,572,442)	—	(59,572,442)
Accumulated other comprehensive loss	(1,694,471)	(12,492)	(1,706,963)
	(6,019,557)	(12,492)	(6,032,049)
Less common stock in treasury, at cost	(252,907)	—	(252,907)
Total stockholder’s (deficit) equity	(6,272,464)	(12,492)	(6,284,956)

	$24,865,564	$319,149	$25,184,713

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2009		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2009

REVENUE		$57,107,050		$(56,555,040)		$552,010
COST OF SALES		13,217,643		(12,777,570)		440,073
GROSS PROFIT		43,889,407		(43,777,470)		111,937
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		53,444,034		(50,493,043)		2,950,991
OPERATING LOSS		(9,554,627)		6,715,573		(2,839,054)

OTHER INCOME (EXPENSE):
Interest income		19,065		(4,984)		14,081
Interest expense and amortization of beneficial conversion feature		(757,478)		425,782		(331,696)
Other income		294,483		(25,292)		269,191
Gain (loss) on equity investment in Australia Secured Financial Limited		265,039		—		265,039
Gain on equity investment in GPlus Media Co Ltd		12,510		—		12,510
Loss on equity investment in Slate Consulting Co Ltd		(10,427)		—		(10,427)
Loss on equity investment in Taicom Securities Co Ltd		(421,702)		—		(421,702)
Loss on retirement of debt		(60,395)		—		(60,395)
Loss on sale of Taicom Securities Co Ltd		(1,736,934)		—		(1,736,934)
Loss on sale of GPlus Media Co Ltd		(1,286,500)		—		(1,286,500)
Impairment of equity investment in Australia Secured Financial Limited		(7,195,394)		—		(7,195,394)
Loss (Gain) on Foreign currency transaction adjustment		(66,025)		—		(66,025)
Total other expense		(10,943,758)		395,506		(10,548,252)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(20,498,385)		7,111,079		(13,387,306)

Income taxes - current (benefit) provision		(256,455)		217,690		(38,765)

NET LOSS FROM CONTINUING OPERATIONS		(20,241,930)		6,893,389		(13,348,541)

Gain (loss) from discontinued operations		—		(6,893,389)		(6,893,389)

NET (LOSS) PROFIT		$(20,241,930)		$—		$(20,241,930)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.10)		$0.03		$(0.06)
Basic loss per share from discontinued operations		—		(0.03)		(0.03)
Total basic loss per share		$(0.10)		$—		$(0.09)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		205,833,118		205,833,120		205,833,122
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2008

REVENUE		$38,692,616		$(38,692,616)		$—
COST OF SALES		9,977,798		(9,977,798)		—
GROSS PROFIT		28,714,818		(28,714,818)		—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		35,844,189		(33,774,021)		2,070,168
OPERATING LOSS		(7,129,371)		5,059,203		(2,070,168)

OTHER INCOME (EXPENSE):
Interest income		56,094		(42,255)		13,839
Interest expense and amortization of beneficial conversion feature		(1,116,966)		349,777		(767,189)
Other income		690,820		(662,976)		27,844
Gain (loss) on equity investment in Australia Secured Financial Limited		(227,412)		—		(227,412)
Gain on equity investment in GPlus Media Co Ltd		20,386		—		20,386
Loss on equity investment in Slate Consulting Co Ltd		(43,519)		—		(43,519)
Conversion of debenture expense		(120,046)		—		(120,046)
Loss (Gain) on Foreign currency transaction adjustment		9,520		—		(1,861)
Total other expense		(731,123)		(355,454)		(1,086,577)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(7,860,494)		4,703,749		(3,156,745)
Income taxes - current (benefit) provision		(916,046)		916,046		—
NET LOSS FROM CONTINUING OPERATIONS		(6,944,448)		3,787,703		(3,156,745)

Loss (gain) from disposal of discontinued operations		(110,000)		—		(110,000)
Gain from discontinued operations		—		(3,787,703)		(3,787,703)
Total (loss) / gain from discontinued operations		(110,000)		(3,787,703)		(3,897,703)

NET (LOSS) PROFIT		$(7,054,448)		$—		$(7,054,448)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.04)		$0.02		$(0.02)
Basic loss per share from discontinued operations		—		(0.02)		(0.02)
Total basic loss per share		$(0.04)	$	(—)		$(0.04)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		158,696,823		158,696,825		158,696,825
Weighted average shares of common stock outstanding- diluted		*		*		*

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

OPERATING ACTIVITIES

Net cash used in operating activities for the six months ended September 30, 2009 was $.9 million. This amount was primarily related to a net loss of $8.3 million, offset by depreciation and amortization and other non-cash expenses of $ 4.6 million, an increase in accounts payable of $.5 million and cash net cash provided by operating activities of $2.2 million.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company intends to account for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) will improve by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 will decrease by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Separation Agreement and Full Release of Claims dated August 2, 2009 by and between IA Global, Inc. and Derek Schneideman (2)

10.2	Amended and Restated Employment Agreement dated August 24, 2009 by and between IA Global, Inc. and Mark Scott (2)

10.3	Employment Agreement dated November 5, 2009 but effective September 4, 2009 by and between IA Global, Inc. and Brian Hoekstra (2)

10.4	Loan Agreement dated May 29, 2009 by and between Inforidge, Inc. and Neutral, Inc. (Translated from Japanese) (2)

10.5	Stock Purchase Agreement dated August 17, 2009 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund (1)

10.6	Securities Purchase Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

10.7	Registration Rights Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certifications

__________________

(1)	Filed as an exhibit to Company’s Registration Statement on Form S-1 (File No. 333-163612), filed with the SEC on December 9, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s initial Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the SEC on January 8, 2010, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 1, 2010	IA GLOBAL, INC.

(Registrant)

By:	/s/ Brian Hoekstra Brian Hoekstra Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement and Full Release of Claims dated August 2, 2009 by and between IA Global, Inc. and Derek Schneideman (2)

10.2	Amended and Restated Employment Agreement dated August 24, 2009 by and between IA Global, Inc. and Mark Scott (2)

10.3	Employment Agreement dated November 5, 2009 but effective September 4, 2009 by and between IA Global, Inc. and Brian Hoekstra (2)

10.4	Loan Agreement dated May 29, 2009 by and between Inforidge, Inc. and Neutral, Inc. (Translated from Japanese) (2)

10.5	Stock Purchase Agreement dated August 17, 2009 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund (1)

10.6	Securities Purchase Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

10.7	Registration Rights Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certifications

__________________

(1)	Filed as an exhibit to Company’s Registration Statement on Form S-1 (File No. 333-163612), filed with the SEC on December 9, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to Company’s initial Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed with the SEC on January 8, 2010, and incorporated herein by reference.