Form 10-Q
period 2009-12-31
IA GLOBAL INC
filed 2010-02-19
CIK 1077634

_______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of February 16, 2010 there were issued and outstanding 303,076,722 shares of the registrant’s common stock.

________________________________________________________________________________

IA GLOBAL, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009 (1)
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$2,190,634	$19,174
Accounts receivable, net of allowance of $0 and $1,182, respectively	6,380	33,993
Prepaid expenses	35,125	40,512
Notes receivable	—	8,084
Other current assets	75,803	10,205
Net assets- discontinued operations	—	20,140,122
Total current assets	2,307,942	20,252,090

EQUIPMENT, NET	69,284	111,731

OTHER ASSETS
Intangible assets, net	454,562	555,870
Investment in Taicom Securities Co Ltd	—	2,861,365
Equity investment in Slate Consulting Co Ltd	—	1,386,054
Other assets	17,802	17,603

	$2,849,590	$25,184,713

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable - trade	$1,034,293	$599,624
Accrued liabilities	1,121,868	890,102
Note payable - current portion of long term debt	259,818	355,641
Net liabilities- discontinued operations	—	29,424,802
Total current liabilities	2,415,979	31,270,169

LONG TERM LIABILITIES:
Long term debt	199,500	199,500

STOCKHOLDER’S EQUITY (DEFICIT):
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—
LLC Series Preferred stock, $.01 par value, 317 shares authorized and 317 and 0, issued and outstanding, respectively (liquidation value $317,000)	317,000	—
Common stock, $.01 par value, 450,000,000 shares authorized, 300,170,872 and 219,113,889, issued and outstanding, respectively	3,001,709	2,191,140
Additional paid in capital	56,258,865	53,056,216
Accumulated deficit	(58,946,176)	(59,572,442)
Accumulated other comprehensive loss	(114,380)	(1,706,963)
	517,018	(6,032,049)
Less common stock in treasury, at cost	(282,907)	(252,907)
Total stockholder’s equity (deficit)	234,111	(6,284,956)

	$2,849,590	$25,184,713

(1) Reflects deconsolidation of Global Hotline, Inc. as of December 8, 2009, retroactive to July 1, 2009, as described in Note 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,			Nine Months Ended December 31,
	2009	2008 (1)		2009	2008 (1)
	(unaudited)	(unaudited)		(unaudited)	(unaudited)

REVENUE	$17,310		$129,343	$85,681		$452,771
COST OF SALES	27,765		117,199	101,522		334,183
GROSS PROFIT	(10,455)		12,144	(15,841)		118,588
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	569,516		598,642	2,451,088		2,302,348
OPERATING LOSS	(579,971)		(586,498)	(2,466,929)		(2,183,760)

OTHER INCOME (EXPENSE):
Interest income	1		29	9		14,027
Interest expense and amortization of beneficial conversion feature	(140,675)		(20,444)	(182,875)		(310,626)
Other expense	(51,054)		89,990	29,183		269,192
Gain on equity investment in Australia Secured Financial Limited	—		15,194	—		289,805
Gain on equity investment in GPlus Media Co Ltd	—		(7,973)	—		45,445
Gain (loss) on equity investment in Slate Consulting Co Ltd	—		4,292	(16,298)		27,857
Loss on forfeiture of Taicom Securities Co Ltd	—		—	(2,861,365)		—
Loss on investment in Taicom Securities Co Ltd	—		(201,458)	—		(421,702)
Loss on sale of Slate Consulting co Ltd	—		—	(1,284,756)		—
Retirement of debt	—		(60,660)	—		(60,660)
Loss on sale of Taicom Securities Co Ltd	—		(996,667)	—		(996,667)
Loss on foreign currency transaction adjustment	10		—	(205)		(65,760)
Total other expense	(191,718)		(1,177,697)	(4,316,307)		(1,209,089)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(771,689)		(1,764,195)	(6,783,236)		(3,392,849)

Income taxes - current (benefit) provision	—		(29,689)	380		(38,765)

NET LOSS FROM CONTINUING OPERATIONS	(771,689)		(1,734,506)	(6,783,616)		(3,354,084)

Gain from forfeit of discontinued operations	10,062,614		—	10,062,614		—
Loss from discontinued operations	—		(1,206,603)	(2,335,732)		(557,873)

NET PROFIT (LOSS) BEFORE DEEMED PREFERRED STOCK DIVIDEND	9,290,925		(2,941,109)	943,266		(3,911,957)

Deemed Preferred Stock Dividend	(125,000)		—	(317,000)		—

NET PROFIT (LOSS)	$9,165,925		$(2,941,109)	$626,266		$(3,911,957)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations	$—		$(0.01)	$(0.03)		$(0.02)
Basic profit per share from discontinued operations	0.04		—	0.03		—
Total basic profit (loss) per share	$0.04		$(0.01)	$—		$(0.02)

Diluted profit (loss) per share from continuing operations	$—	$	*	$(0.03)	$	*
Diluted profit (loss) per share from discontinued operations	0.04		*	0.03		*
Total diluted profit (loss) per share	$0.04	$	*	$—	$	*

Weighted average shares of common stock outstanding- basic	244,019,840		212,012,704	228,667,168		211,064,673
Weighted average shares of common stock outstanding- diluted	244,019,840		*	229,040,515		*

* Diluted calculation is not presented as it is anti-dilutive.

(1) Reflects deconsolidation of Global Hotline, Inc. as of December 8, 2009, retroactive to July 1, 2009, as described in Note 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2009	2008 (1)
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income from operations	$943,266	$(3,911,957)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	118,492	94,264
Amortization of beneficial conversion feature	120,000	104,167
Amortization of prepaid financing	6,159	77,540
Stock based compensation	368,590	353,620
Stock issued for services	89,987	191,164
Stock issued for financing services	10,000	—
Loss on equity investments	16,298	90,792
Loss on sale of equity investment	1,284,756	996,667
Loss on forfeiture of investment	2,861,365	—
Changes in operating assets and liabilities:
Accounts receivable	27,613	(31,315)
Prepaid expenses	(772)	(49,211)
Notes receivable	8,084	323,570
Other current assets	(10,598)	(43,908)
Refundable taxes - foreign	—	(38,765)
Other assets	(199)	(24,783)
Accounts payable - trade	434,668	318,753
Accrued liabilities and payroll taxes	286,573	83,833
Consumption taxes received	—	(7,091)
Net cash provided by (used for) continuing operations	6,564,282	(1,472,660)
Net cash (used for) provided by discontinued operations	(7,692,097)	1,368,216
CASH USED IN OPERATING ACTIVITIES	(1,127,815)	(104,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,036)	(20,532)
Acquisition of subsidiary Shift Resources, Inc.	—	(35,000)
Cash from acquisition of Shift Resources, Inc. and Asia Premier Executive Suites, Inc.	—	12,158
Cash from disposal of equity investment	—	130,000
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES:	(6,036)	86,626

CASH FROM FINANCING ACTIVITIES:
Proceeds from debt	120,000	549,602
Repayments of debt	(18,000)	(699,000)
Proceeds from exercise of options	—	10,800
Proceeds from sale of common stock	2,932,835	562,086
Proceeds from sale of preferred shares	317,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,351,835	423,488

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,217,984	405,670

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(46,524)	(537,840)

CASH AND CASH EQUIVALENTS, beginning of period	19,174	207,403

CASH AND CASH EQUIVALENTS, end of period	$2,190,634	$75,233

Supplemental disclosures of cash flow information:
Interest paid	$3,491	$56,118
Taxes paid	$—	$1,610

Non-cash investing and financing activities:
Deemed dividend on issuance of LLC Series Preferred Stock	$192,000	$—
Conversion of debentures into Common Stock	$120,000	$2,300,000
Conversion of accrued liabilities into Common Stock	$54,807	$—
Common stock returned to treasury on sale of equity investment - Slate Consulting Co., Ltd.	$30,000	$—
Note receivable on sale of equity investment - Slate Consulting Co., Ltd.	$55,000	$—
Conversion of interest payable on debentures into Common Stock	$—	$78,822
Issuance of Common Stock for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.	$—	$300,000
Issuance of Common Stock for acquisition of Subsidiary - Shift Resources, Inc.	$—	$190,000
Issuance of Common Stock for acquisition of Investment - Taicom Securities Co., Ltd.	$—	$5,200,000
Issuance of Note Payable for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.	$—	$268,000

(1) Reflects deconsolidation of Global Hotline, Inc. as of December 8, 2009, retroactive to July 1, 2009, as described in Note 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

THE COMPANY AND OUR BUSINESS

IA Global, Inc. (“IA Global” or the “Company”) is a global services company. The Company has historically had a strong presence in the Pacific Rim region and a dedicated focus on leveraging its existing business with complementary opportunities through a merger and acquisition strategy. The Company’s mission is to identify and invest in business opportunities, apply its skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

The Company plans to acquire or invest in growth and commodity businesses in the service, technology and energy sectors, including oil & gas, solar, and other energy markets at discounted prices. We expect to focus on growth opportunities with businesses that require improvements in management, financial processes and liquidity to be successful. We expect to focus on sectors that would benefit from the infrastructure and business processes of IA Global. In addition, the Company expects to leverage our Asian presence with US-based companies and investors seeking to expand their Asian presence.

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

Until recently, the Company also operated in Japan through its wholly-owned subsidiary, Global Hotline, Inc. (“GHI” or “Global Hotline”). In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc. The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although the Company continues to assert its ownership of GHI, on December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of IA Global and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended December 31, 2009 and 2008 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as filed with the Securities and Exchange Commission (the “SEC”) on September 3, 2009.

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

The Company has incurred operating losses for the year ended March 31, 2009, the transition period for the three months ended March 31, 2008, and for the years ended December 31, 2007 and 2006, as well having an accumulated deficit of approximately $58,900,000 and $59,600,000, and a working capital deficit of approximately $108,000 and $11,018,000, each as of December 31, 2009 and March 31, 2009, respectively.

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

On December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3.

RECLASSIFICATIONS

Certain reclassifications have been made to the Company’s financial statements for prior periods to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Included in such reclassification is the presentation of Global Hotline as a discontinued operation as of March 31, 2009 and for the three and nine months ended December 31, 2009 and 2008.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Inter-company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to US$250,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately US$111,000 as of December 31, 2009. Balances in Philippine banks are generally insured by the Philippine Deposit Insurance Corporation up to 750,000 Pesos per depositor per bank or approximately $16,000 as of December 31, 2009.

During the three months ended December 31, 2009, the Company’s cash in bank deposit accounts did not exceed federally insured limits with regards to certain accounts in the United States. During the three months ended December 31, 2009 the Company’s cash in bank deposit accounts did not exceed Japanese statutory limits with regards to certain accounts in Japan. During the three months ended December 31, 2009 the Company’s cash in bank deposit accounts did not exceed Philippine statutory limits with regards to certain accounts in the Philippines. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of December 31, 2009. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s loan payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2009 and March 31, 2009.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value options for any of its qualifying financial instruments.

REVENUE RECOGNITION - Global Hotline Philippines’ revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of US$0 as of December 31, 2009 and March 31, 2009, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended December 31, 2009 and 2008.

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

	For the Nine Months Ended December 31,
	2009	2008
Risk-free interest rate	3.61%	3.96%
Expected life	9.36 years	8.02 years
Dividend rate	0.00%	0.00%
Expected volatility	174%	112%

The Company recorded $368,590 and $353,620 of compensation expense, net of related tax effects, relative to stock options for the nine months ended December 31, 2009 and 2008 in accordance with SFAS 123R. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

As of December 31, 2009, there is approximately $100,000 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

In addition to options granted to employees, the Company grants options and warrants to non-employees for services. The Company did not issue any shares of common stock to non-employees during the nine months ended December 31, 2009. The Company issued 21,429 shares of common stock to non-employees at an average exercise price of $.280 per share during the nine months ended December 31, 2008. There are 273,929 stock options outstanding that are held by non-employees as of September 30, 2009, which carry an average exercise price of $.342 per share.

On June 17, 2009, certain key executives, employees, and directors of the Company voluntarily cancelled stock option grants to purchase an aggregate of 5,439,583 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share.

On June 17, 2009, the Company awarded stock option grants totaling 5,439,583 shares to certain key executives, employees, and directors. The grants were priced at $.05 per share, the closing price of the Company’s common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants are vested immediately and expire on June 16, 2019. The stock options were granted to provide a proper incentive for employees, officers and directors and to reduce the cost of the stock option grants over the subsequent three years. The Company expensed $345,846 during the nine months ended December 31, 2009 related to this transaction.

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

NET LOSS PER SHARE - Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of December 31, 2009, there were options outstanding for the purchase of 10,092,012 common shares, warrants for the purchase of 11,482,064 common shares, 3,554,546 shares of common stock issued as collateral for loans, which could potentially dilute future earnings per share. As of December 31, 2008, there were options outstanding for the purchase of 12,060,812 common shares, warrants for 36,962,243 common shares and shares issued as collateral for loans of 3,554,546 shares of common stock which could potentially dilute future earnings per share.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements applicable to the Company are summarized below.

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

◦   Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and

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

•

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

•

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA BALANCE SHEETS

MARCH 31, 2009

ASSETS	Unadjusted Balance Sheet as of March 31, 2009	Pro Forma Adjustment	Adjusted Pro Forma Balance Sheet as of March 31, 2009

CURRENT ASSETS:
Cash and cash equivalents	$3,614,731	$(3,595,557)	$19,174
Accounts receivable, net of allowance of $909,984 and $1,182, respectively	5,994,117	(5,960,124)	33,993
Prepaid expenses	1,184,572	(1,144,060)	40,512
Notes receivable	2,353,153	(2,345,069)	8,084
Other current assets	124,308	(114,103)	10,205
Refundable taxes - foreign	1,419,418	(1,419,418)	—
Net assets - discontinued operations	—	20,140,122	20,140,122
Total current assets	14,690,299	5,561,791	20,252,090

EQUIPMENT, NET	2,207,849	(2,096,118)	111,731

OTHER ASSETS
Intangible assets, net	555,870	—	555,870
Investment in Taicom Securities Co Ltd	2,861,365	—	2,861,365
Equity investment in Australia Secured Financial Limited	—	—	—
Equity investment in GPlus Media Co Ltd	—	—	—
Equity investment in Slate Consulting Co Ltd	1,386,054	—	1,386,054
Other assets	3,164,127	(3,146,524)	17,603

	$24,865,564	$319,149	$25,184,713

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,578,029	$(978,405)	$599,624
Accrued payroll taxes and social insurance taxes	4,850,887	(4,850,887)	—
Accrued liabilities - other	4,657,363	(3,767,261)	890,102
Consumption taxes received	1,307,455	(1,307,455)	—
Note payable - current portion of long term debt	13,391,371	(13,035,730)	355,641
Deferred revenue	3,454,692	(3,454,692)	—
Net liabilities - discontinued operations	—	29,424,802	29,424,802
Total current liabilities	29,239,797	2,030,372	31,270,169

LONG TERM LIABILITIES:
Long term debt	1,898,231	(1,698,731)	199,500
Convertible debentures	—	—	—
	1,898,231	(1,698,731)	199,500

STOCKHOLDER’S DEFICIT:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 219,113,889 and 165,303,543, issued and outstanding, respectively	2,191,140	—	2,191,140
Additional paid in capital	53,056,216	—	53,056,216
Accumulated deficit	(59,572,442)	—	(59,572,442)
Accumulated other comprehensive loss	(1,694,471)	(12,492)	(1,706,963)
	(6,019,557)	(12,492)	(6,032,049)
Less common stock in treasury, at cost	(252,907)	—	(252,907)
Total stockholder’s deficit	(6,272,464)	(12,492)	(6,284,956)

	$24,865,564	$319,149	$25,184,713

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2009		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2009

REVENUE		$57,107,050		$(56,555,040)		$552,010
COST OF SALES		13,217,643		(12,777,570)		440,073
GROSS PROFIT		43,889,407		(43,777,470)		111,937
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		53,444,034		(50,493,043)		2,950,991
OPERATING LOSS		(9,554,627)		6,715,573		(2,839,054)

OTHER INCOME (EXPENSE):
Interest income		19,065		(4,984)		14,081
Interest expense and amortization of beneficial conversion feature		(757,478)		425,782		(331,696)
Other income		294,483		(25,292)		269,191
Gain (loss) on equity investment in Australia Secured Financial Limited		265,039		—		265,039
Gain on equity investment in GPlus Media Co Ltd		12,510		—		12,510
Loss on equity investment in Slate Consulting Co Ltd		(10,427)		—		(10,427)
Loss on equity investment in Taicom Securities Co Ltd		(421,702)		—		(421,702)
Loss on retirement of debt		(60,395)		—		(60,395)
Loss on sale of Taicom Securities Co Ltd		(1,736,934)		—		(1,736,934)
Loss on sale of GPlus Media Co Ltd		(1,286,500)		—		(1,286,500)
Impairment of equity investment in Australia Secured Financial Limited		(7,195,394)		—		(7,195,394)
Loss (Gain) on Foreign currency transaction adjustment		(66,025)		—		(66,025)
Total other expense		(10,943,758)		395,506		(10,548,252)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(20,498,385)		7,111,079		(13,387,306)

Income taxes - current (benefit) provision		(256,455)		217,690		(38,765)

NET LOSS FROM CONTINUING OPERATIONS		(20,241,930)		6,893,389		(13,348,541)

Gain (loss) from discontinued operations		—		(6,893,389)		(6,893,389)

NET LOSS		$(20,241,930)		$—		$(20,241,930)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.10)		$0.03		$(0.07)
Basic loss per share from discontinued operations		—		(0.03)		(0.03)
Total basic loss per share		$(0.10)		$—		$(0.10)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		205,833,118		205,833,120		205,833,122
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2008

REVENUE		$38,692,616		$(38,692,616)		$—
COST OF SALES		9,977,798		(9,977,798)		—
GROSS PROFIT		28,714,818		(28,714,818)		—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		35,844,189		(33,774,021)		2,070,168
OPERATING LOSS		(7,129,371)		5,059,203		(2,070,168)

OTHER INCOME (EXPENSE):
Interest income		56,094		(42,255)		13,839
Interest expense and amortization of beneficial conversion feature		(1,116,966)		349,777		(767,189)
Other income		690,820		(662,976)		27,844
Gain (loss) on equity investment in Australia Secured Financial Limited		(227,412)		—		(227,412)
Gain on equity investment in GPlus Media Co Ltd		20,386		—		20,386
Loss on equity investment in Slate Consulting Co Ltd		(43,519)		—		(43,519)
Conversion of debenture expense		(120,046)		—		(120,046)
Loss (Gain) on Foreign currency transaction adjustment		9,520		—		(1,861)
Total other expense		(731,123)		(355,454)		(1,086,577)

LOSS INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(7,860,494)		4,703,749		(3,156,745)
Income taxes - current (benefit) provision		(916,046)		916,046		—
NET LOSS FROM CONTINUING OPERATIONS		(6,944,448)		3,787,703		(3,156,745)

Loss (gain) from disposal of discontinued operations		(110,000)		—		(110,000)
Gain from discontinued operations		—		(3,787,703)		(3,787,703)
Total (loss) / gain from discontinued operations		(110,000)		(3,787,703)		(3,897,703)

NET LOSS		$(7,054,448)		$—		$(7,054,448)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.04)		$0.02		$(0.02)
Basic loss per share from discontinued operations		—		(0.02)		(0.02)
Total basic loss per share		$(0.04)	$	(—)		$(0.04)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		158,696,823		158,696,825		158,696,825
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

GLOBAL HOTLINES PHILIPPINES INC. (Unaudited)

In the Philippines, IA Global is the 100% owner of Asia Premier Executive Suites Inc. (“Asia Premier”) and Shift Resources Inc. (“Shift”), companies that have been merged into a single organization and operate as Global Hotline Philippines Inc. (“Global Hotline Philippines”).

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

As of December 31, 2009, Global Hotline Philippines operates one call center in the Philippines and employs 34 full-time. In addition, it signed a long term Business Processing and Marketing Services Agreement with HTMT Global Solutions Limited (“HTMT”) on January 9, 2009. Global Hotline Philippines will also use HTMT’s infrastructure, certifications, and extensive call center facilities to deliver services to Global Hotline Philippines’ growing client base.

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

The $2.0 million was paid into an escrow account until the venture capital fund is formed in early 2010. The Company has agreed to issue to Inter Asset Japan LBO No. 1 Fund 55,559,633 shares of its common stock at $.04 per share in exchange for the investment described above.

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

For the nine months ended December 31, 2009 and 2008, the Company recorded a loss and gain on our investment in Slate of $16,298 and $48,445, respectively, that decreased and increased our investment in Slate, respectively.

On December 16, 2009, the Company sold its 20.25% interest in Slate to Ray Pedersen, Chief Executive Officer of Slate. The Company, in return for this equity investment, received the return of 1 million shares of IA Global shares valued at $.03 per share, the closing price on December 18, 2009, and a commitment for approximately $55,000 in cash to be paid installments by July 2010. As of February 16, 2010, Slate has paid $5,000.The Company reported an impairment loss as a result of the sale of approximately $1,285,000 during the three months ended September 30, 2009. The $55,000 due from Slate was recorded as other current assets as of December 31, 2009. The Company’s sold its 20.5% share in Slate because it had a diminished value, after weighing several indicators such as the lack of control, decline in current business environment due to negative economic changes in the country and world, continued lack of producing meaningful profitable operations even after the implementation of new business strategies.

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

The Company valued the conversion feature of such Preferred Stock to be $317,000 and recorded a deemed dividend as a result.

On January 11, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock. The parties are negotiating over the Agreement.

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

The Company recorded interest expense of $120,000 attributed to the valuation of the beneficial conversion feature on the Debentures.

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

PRO-FORMA FINANCIAL INFORMATION

The unaudited pro-forma financial information for the equity investments for nine months ended December 31, 2008 were as follows:

Nine Months Ended December 31, 2008 (Unaudited)

	As Reported Nine Months December 31, 2008	Pre-Acquisition Operations of Taicom Securities April 1 - June 3, 2008 *	Pre-Acquisition Operations of Global Hotline Philippines April 1 - May 27, 2008 *	Pro Forma Nine Months Ended December 31, 2008

Revenue	$452,771	$—	$37,525	$490,296
Loss before extraordinary items	(3,911,957)	(260,807)	(679)	(4,173,444)
Net loss	(3,911,957)	(260,807)	(679)	(4,173,443)
Net loss per common share	(0.02)			(0.02)

* - The GHP acquisitions closed on April 10, 2008 (Shift Resources) and on May 24, 2008 (Asia Premier).

There were no material, nonrecurring items included in the reported and the pro-forma information.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable were $6,380 and $33,993 as of December 31, 2009 and March 31, 2009, respectively.

NOTE 5. PREPAID EXPENSES

Prepaid expenses were $35,125 and $40,512 as of December 31, 2009 and March 31, 2009, respectively. These assets included prepaid insurance, prepaid financing costs and other costs incurred by the Company.

NOTE 6. EQUIPMENT

Equipment, net of accumulated depreciation, was $69,284 and $111,731 as of December 31, 2009 and March 31, 2009, respectively. Accumulated depreciation was $230,199 and $178,339 as of December 31, 2009 and March 31, 2009, respectively. Total depreciation expense was $17,184 and $8,515 for the nine months ended December 31, 2009 and 2008, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment is comprised of the following:

	Estimated Useful Lives	December 31. 2009	March 31, 2009
		(unaudited)	(audited)
Equipment and vehicles	24-60 months	$276,269	$267,380
Leasehold improvements	27-60 months	23,214	22,690
		299,483	290,070
Less: accumulated depreciation		(230,199)	(178,339)
		$69,284	$111,731

NOTE 7. INTANGIBLE ASSETS

Intangible assets as of December 31, 2009 and March 31, 2009 consisted of the following:

	Estimated Useful Lives	December 31, 2009	March 31, 2009
		(unaudited)	(audited)
Customer contracts	3-5 years	$675,390	$675,390
Less: accumulated amortization		(220,828)	(119,520)
Intangible assets, net		$454,562	$555,870

Total amortization expense was $101,308 and $75,121 for the nine months ended December 31, 2009 and 2008, respectively.

The fair value of the Global Hotline Philippines intellectual property acquired was $675,390, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with significant Japanese telecommunications companies, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over five years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 8. ACCRUED LIABILITIES

Accrued liabilities were $1,121,868 and $890,102 as of December 31, 2009 and March 31, 2009, respectively. Such liabilities consisted of the following:

	December 31, 2009	March 31, 2009
	(unaudited)	(audited)
Accrued salaries	$428,766	$236,911
Trade debt not in accounts payable	56,440	89,016
Accrued interest	540,148	487,960
Other accrued expenses	96,514	76,215
	$1,121,868	$890,102

NOTE 9. NOTES PAYABLE/ LONG-TERM DEBT

Notes payable and long term debt were $459,318 and $555,141 as of December 31, 2009 and March 31, 2009 consisted of the following:

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

2.	On April 22, 2009, the Company entered into an unsecured Loan Agreement for approximately $254,000. The Loan Agreement provides for interest at 6% and is due on demand.

3.

On July 14, 2008 and August 11, 2008, the Company entered into three-year loan agreements with Artemis Capital Group LLC, pursuant to which the Company received loans in the principal amount totaling approximately $199,500 at an interest rate of 7.0% per annum. The interest was payable quarterly beginning in October 2008. The Company issued 3,000,000 shares of common stock as of September 30, 2008 and 554,546 shares of common stock on November 19, 2008, which serve as collateral for the loans. In addition, the Company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loans, the Company may repay the loans, forfeit the shares to the lender or renew the loans on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the nine months ended December 31, 2009 and 2008 was $10,474 and $3,491, respectively.

4.

In connection with the acquisition of Global Hotline Philippines, the Company entered a note payable totaling $268,000. As of December 31, 2009, a total of $6,000 remains unpaid from this note payable.

NOTE 10. RELATED PARTY RELATIONSHIPS WITH OUR CONTROLLING SHAREHOLDER GROUP AND

CERTAIN RELATIONSHIPS

As of December 31, 2009, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd (“IAJ”), IA Turkey and Hiroki Isobe, (collectively, the “Controlling Shareholders”) collectively hold approximately 49.8% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Shareholders.

The following unaudited table provides details on the affiliated parties owned or controlled by the Company’s Controlling Stockholders and certain other entities, as of December 31, 2009, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:	Global Hotline, Inc.	100.0%	(4)
	Global Hotline Philippines, Inc.	100.0%	(1)
	IA Global Japan Co Ltd	100.0%
	Slate Consulting Co Ltd	0.0%	(6)
	Australian Secured Financial Limited.	36.0%	(5)
	Taicom Securities Co Ltd	0.0%	(2)

Inter Asset Japan LBO No. 1 Fund owns:	IA Global, Inc	34.0%	(3)

PBAA Fund Ltd. owns:	IA Global, Inc	8.1%	(3)

Terra Firma Fund Ltd. owns:	IA Global, Inc	4.4%	(3)

Inter Asset Japan Co., Ltd. owns:	IA Global, Inc	0.7%	(3)

IA Turkey Equity Portfolio Ltd owns:	IA Global, Inc	0.8%	(3)

Mr. Hiroki Isobe owns:	IA Global, Inc	1.8%	(3)

(1)	Established on July 4, 2008. Asia Premier and Shift Resources operate as Global Hotline Philippines, Inc.

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

During the nine months ended December 31, 2009, the following stockholder equity events occurred:

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

The Company recorded a deemed dividend of $317,000, upon the issuance of the Preferred Stock, due to the conversion price per share being below market on the date of issuance.

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

On October 30, 2009, the Company agreed to issue 4,000,000 shares of its common stock to AMV based on the $120,000 in aggregate funds provided by AMV under the June 8, 2009 Services Agreement. The Company recorded interest expense of $120,000 attributed to the valuation of the beneficial conversion feature on the Debentures.

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

Unless otherwise indicated, the common stock was issued to the accredited investors in a transaction that will be exempt from registration pursuant to Section 4(2) of the Securities Act, and/or Regulation D promulgated under the Securities Act. In addition, certain shares issuances are discussed elsewhere in this Form 10-Q,

PRIVATE PLACEMENTS WITH INTER ASSET JAPAN LBO NO. 1 FUND

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

Finally, the Shareholder had the option, but not the obligation, to purchase, on or before December 31, 2009, an additional 50,000,000 shares of Common Stock at a purchase price of US$.04 per share, or an aggregate price of $2,000,000.

On November 4, 2009, the Company entered into an Amendment (“Amendment 1”) to Stock Purchase Agreement with the Shareholder. Under the terms of Amendment 1, the Shareholder agreed to not acquire in excess of 19.9% of the Company’s outstanding stock prior to the Annual Stockholder Meeting held on December 18, 2009.

On January 26, 2010, the Company received a $250,000 funding commitment under an Amendment to the Stock Purchase Agreement (“Amendment 2”) with the Shareholder. Under the terms of the Amended Agreement, the Company agreed to issue and sell to the Investor 6,250,000 shares of the Company’s common stock for an aggregate purchase price of $250,000, or $0.04 per share.

The Shareholder has the option, but not the obligation, to purchase, on or before March 31, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

Finally, the Shareholder has the option, but not the obligation, to purchase, on or before April 30, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000, as long as $500,000 has been funded by February 28, 2010.

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

Under the terms of its August 2, 2009 and the August 17, 2009 Stock Purchase Agreements with the Investor, as of December 31, 2009, the Company has agreed to issue and sell to the Investor, 71,719,633 shares at a purchase price of $.04 per share, or an aggregate price of $2,868,785. Further, approximately $868,785 of the funds can be used for working capital and the remaining $2,000,000 can be used for investments.

Under the terms of its August 2, 2009 and the August 17, 2009 Stock Purchase Agreements with the Investor, as of February 16, 2010, the Company has agreed to issue and sell to the Investor, 75,453,383 shares at a purchase price of $.04 per share, or an aggregate price of $3,018,135. Further, approximately $1,018,135 of the funds can be used for working capital and the remaining $2,000,000 can be used for investments.

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

Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of IA Global’s common stock unless and until certain conditions are met, including but not limited to (i) approval of the transaction by the NYSE AMEX, which has not been received as of February 16, 2010, and (ii) the Company makes its best efforts to file by November 13, 2009 and the SEC declares effective by January 27, 2010 a Registration Statement on Form S-1 (the “Registration Statement”) registering Ascendiant’s resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on September 29, 2009.

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

STOCK PURCHASE AGREEMENT WITH MGVJ CO LTD

On January 26, 2010, the Company received a $480,000 funding commitment under a Stock Purchase Agreement (“Agreement”) with MGVJ Co. Ltd. (“New Investor”), a new shareholder of the Company. Under the terms of the Agreement, the Company agreed to issue and sell to the New Investor 9,600,000 shares of the Company’s common stock for an aggregate purchase price of $480,000, or $0.05 per share, with payments as follows:

(i)        2,400,000 shares at a purchase price of US$.05 per share, or an aggregate price of US$120,000, on or before March 31, 2010.

(ii)        2,400,000 shares at a purchase price of US$.05 per share, or an aggregate price of US$120,000, on or before April 30, 2010.

(iii)       2,400,000 shares at a purchase price of US$.05 per share, or an aggregate price of US$120,000, on or before May 31, 2010.

(iv)       2,400,000 shares at a purchase price of US$.05 per share, or an aggregate price of US$120,000, on or before June 30, 2010.

The New Investor’s obligation to purchase the foregoing shares by the dates specified is conditioned upon the representations and warranties of the Company contained in the Agreement being accurate as of such dates.

The Company issued and sold the shares of common stock to the New Investor in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Agreement contains certain representations and warranties of the New Investor and the Company, including customary investment-related representations provided by the New Investor, as well as acknowledgements by the New Investor that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

Under the terms of its January 26, 2010 Stock Purchase Agreements with the New Investor, as of February 16, 2010, the Company has agreed to issue and sell to the Investor, 800,000 shares at a purchase price of $.05 per share, or an aggregate price of $40,000.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

Prior to December 8, 2009 Global Hotline had significant liabilities to Japanese banks in excess of approximately $12,000,000. These loans were unsecured and personally guaranteed by either the CEO or CFO of Global Hotline. In addition to theses bank loans, Global Hotline had payroll, social insurance and other tax liabilities of approximately 800,000,000 Yen, or approximately $9.0 million at current exchange rates, as of September 30, 2009.

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

LEGAL PROCEEDING – AMV

On April 1, 2009, the Company agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to ArqueMax Ventures LLC (“AMV”) for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock.

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

•

$100,000 was payable as of November 3, 2009 and remains payable as of February 16, 2010, provided that (i) the Company’s filings with the SEC are not determined to contain materially inaccurate information, material representations or material omissions, (ii) evidence of fraud or illegal acts on the part of Mr. Schneideman is not discovered, and (iii) Mr. Schneideman has not made any misrepresentations in connection with its purchase of the Shares, as described above.

Mr. Schneideman did not exercise his limited right to revoke the Separation Agreement and was paid $42,409 and is owed $10,417 as of February 16, 2010 for accrued but unpaid salary, benefits and business expense reimbursements as of the date of the Separation Agreement.

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

On August 24, 2009, the board of directors awarded Mr. Scott 200,000 shares of restricted stock and an option to purchase 300,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.05 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the restrictions on the restricted stock lapsed on November 23, 2009 and the stock options expire on August 23, 2019.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,
2010	$117,428
2011	0
2012	0
2013	0
2014	0
Total	$117,428

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated and disclosed when deemed relevant the subsequent events through February 16, 2010.

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

INTRODUCTION

During the nine months ended December 31, 2009 and 2008, we had approximately in $.1 million and $.5 million in revenues, respectively. During the years ended March 31, 2009 and 2008, we had approximately $.6 million and $0 million in revenues, respectively. During the nine months ended December 31, 2009, we had an approximate $.6million net profit as compared to a $3.9 million net loss for the nine months ended December 31, 2008. During the years ended March 31, 2009 and 2008, we had approximately $20.2 million and $7.1 million in net losses, respectively.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA BALANCE SHEETS

MARCH 31, 2009

ASSETS	Unadjusted Balance Sheet as of March 31, 2009	Pro Forma Adjustment	Adjusted Pro Forma Balance Sheet as of March 31, 2009

CURRENT ASSETS:
Cash and cash equivalents	$3,614,731	$(3,595,557)	$19,174
Accounts receivable, net of allowance of $909,984 and $1,182, respectively	5,994,117	(5,960,124)	33,993
Prepaid expenses	1,184,572	(1,144,060)	40,512
Notes receivable	2,353,153	(2,345,069)	8,084
Other current assets	124,308	(114,103)	10,205
Refundable taxes - foreign	1,419,418	(1,419,418)	—
Net assets - discontinued operations	—	20,140,122	20,140,122
Total current assets	14,690,299	5,561,791	20,252,090

EQUIPMENT, NET	2,207,849	(2,096,118)	111,731

OTHER ASSETS
Intangible assets, net	555,870	—	555,870
Investment in Taicom Securities Co Ltd	2,861,365	—	2,861,365
Equity investment in Australia Secured Financial Limited	—	—	—
Equity investment in GPlus Media Co Ltd	—	—	—
Equity investment in Slate Consulting Co Ltd	1,386,054	—	1,386,054
Other assets	3,164,127	(3,146,524)	17,603

	$24,865,564	$319,149	$25,184,713

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$1,578,029	$(978,405)	$599,624
Accrued payroll taxes and social insurance taxes	4,850,887	(4,850,887)	—
Accrued liabilities - other	4,657,363	(3,767,261)	890,102
Consumption taxes received	1,307,455	(1,307,455)	—
Note payable - current portion of long term debt	13,391,371	(13,035,730)	355,641
Deferred revenue	3,454,692	(3,454,692)	—
Net liabilities - discontinued operations	—	29,424,802	29,424,802
Total current liabilities	29,239,797	2,030,372	31,270,169

LONG TERM LIABILITIES:
Long term debt	1,898,231	(1,698,731)	199,500
Convertible debentures	—	—	—
	1,898,231	(1,698,731)	199,500

STOCKHOLDER’S DEFICIT:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 219,113,889 and 165,303,543, issued and outstanding, respectively	2,191,140	—	2,191,140
Additional paid in capital	53,056,216	—	53,056,216
Accumulated deficit	(59,572,442)	—	(59,572,442)
Accumulated other comprehensive loss	(1,694,471)	(12,492)	(1,706,963)
	(6,019,557)	(12,492)	(6,032,049)
Less common stock in treasury, at cost	(252,907)	—	(252,907)
Total stockholder’s deficit	(6,272,464)	(12,492)	(6,284,956)

	$24,865,564	$319,149	$25,184,713

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2009		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2009

REVENUE		$57,107,050		$(56,555,040)		$552,010
COST OF SALES		13,217,643		(12,777,570)		440,073
GROSS PROFIT		43,889,407		(43,777,470)		111,937
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		53,444,034		(50,493,043)		2,950,991
OPERATING LOSS		(9,554,627)		6,715,573		(2,839,054)

OTHER INCOME (EXPENSE):
Interest income		19,065		(4,984)		14,081
Interest expense and amortization of beneficial conversion feature		(757,478)		425,782		(331,696)
Other income		294,483		(25,292)		269,191
Gain (loss) on equity investment in Australia Secured Financial Limited		265,039		—		265,039
Gain on equity investment in GPlus Media Co Ltd		12,510		—		12,510
Loss on equity investment in Slate Consulting Co Ltd		(10,427)		—		(10,427)
Loss on equity investment in Taicom Securities Co Ltd		(421,702)		—		(421,702)
Loss on retirement of debt		(60,395)		—		(60,395)
Loss on sale of Taicom Securities Co Ltd		(1,736,934)		—		(1,736,934)
Loss on sale of GPlus Media Co Ltd		(1,286,500)		—		(1,286,500)
Impairment of equity investment in Australia Secured Financial Limited		(7,195,394)		—		(7,195,394)
Loss (Gain) on Foreign currency transaction adjustment		(66,025)		—		(66,025)
Total other expense		(10,943,758)		395,506		(10,548,252)

LOSS (INCOME) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(20,498,385)		7,111,079		(13,387,306)

Income taxes - current (benefit) provision		(256,455)		217,690		(38,765)

NET LOSS FROM CONTINUING OPERATIONS		(20,241,930)		6,893,389		(13,348,541)

Gain (loss) from discontinued operations		—		(6,893,389)		(6,893,389)

NET LOSS		$(20,241,930)		$—		$(20,241,930)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.10)		$0.03		$(0.07)
Basic loss per share from discontinued operations		—		(0.03)		(0.03)
Total basic loss per share		$(0.10)		$—		$(0.10)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		205,833,118		205,833,120		205,833,122
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

IA GLOBAL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED PROFORMA STATEMENTS OF OPERATIONS

	Year Ended March 31, 2008		Pro Forma Adjustment		Unaudited Adjusted Pro Forma Year Ended March 31, 2008

REVENUE		$38,692,616		$(38,692,616)		$—
COST OF SALES		9,977,798		(9,977,798)		—
GROSS PROFIT		28,714,818		(28,714,818)		—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		35,844,189		(33,774,021)		2,070,168
OPERATING LOSS		(7,129,371)		5,059,203		(2,070,168)

OTHER INCOME (EXPENSE):
Interest income		56,094		(42,255)		13,839
Interest expense and amortization of beneficial conversion feature		(1,116,966)		349,777		(767,189)
Other income		690,820		(662,976)		27,844
Gain (loss) on equity investment in Australia Secured Financial Limited		(227,412)		—		(227,412)
Gain on equity investment in GPlus Media Co Ltd		20,386		—		20,386
Loss on equity investment in Slate Consulting Co Ltd		(43,519)		—		(43,519)
Conversion of debenture expense		(120,046)		—		(120,046)
Loss (Gain) on Foreign currency transaction adjustment		9,520		—		(1,861)
Total other expense		(731,123)		(355,454)		(1,086,577)

LOSS INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(7,860,494)		4,703,749		(3,156,745)
Income taxes - current (benefit) provision		(916,046)		916,046		—
NET LOSS FROM CONTINUING OPERATIONS		(6,944,448)		3,787,703		(3,156,745)

Loss (gain) from disposal of discontinued operations		(110,000)		—		(110,000)
Gain from discontinued operations		—		(3,787,703)		(3,787,703)
Total (loss) / gain from discontinued operations		(110,000)		(3,787,703)		(3,897,703)

NET LOSS		$(7,054,448)		$—		$(7,054,448)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.04)		$0.02		$(0.02)
Basic loss per share from discontinued operations		—		(0.02)		(0.02)
Total basic loss per share		$(0.04)	$	(—)		$(0.04)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$	*
Diluted profit (loss) per share from discontinued operations		*		*		*
Total diluted profit (loss) per share	$	*	$	*	$	*

Weighted average shares of common stock outstanding- basic		158,696,823		158,696,825		158,696,825
Weighted average shares of common stock outstanding- diluted		*		*		*

* Diluted calculation is not presented as it is anti-dilutive.

THE COMPANY AND OUR BUSINESS

We are a global services company. The Company has historically had a strong presence in the Pacific Rim region and a dedicated focus on leveraging its existing business with complementary opportunities through a merger and acquisition strategy. The Company’s mission is to identify and invest in business opportunities, apply its skills and resources to nurture and enhance the performance of those businesses across key business metrics, and to deliver accelerating shareholder value.

The Company plans to acquire or invest in growth and commodity businesses in the service, technology and energy sectors, including oil & gas, solar, and other energy markets at discounted prices. We expect to focus on growth opportunities with businesses that require improvements in management, financial processes and liquidity to be successful. We expect to focus on sectors that would benefit from the infrastructure and business processes of IA Global. In addition, the Company expects to leverage our Asian presence with US-based companies and investors seeking to expand their Asian presence.

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

•

Acquire growth and commodity businesses in the service, technology and energy sectors, including oil & gas, solar, biofuels, and other energy markets at discounted prices. Our sector is expected to benefit from the infrastructure and business processes of IA Global.

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

(dollars in thousands)

	Three Months Ended December 31, 2009
	2009	2008	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$17	$129	$(112)	-86.8%
Cost of sales	28	117	(89)	-76.1%
Gross profit	(11)	12	(23)	-191.7%
Selling, general and administrative expenses	569	599	(30)	-5.0%
Operating loss	(580)	(587)	7	-1.2%
Other income (expense):
Interest expense and amortization of beneficial conversion feature	(141)	(20)	(121)	605.0%
Other income	(51)	90	(141)	-156.7%
Gain on equity investment in Australia Secured Financial Limited	—	15	(15)	-100.0%
Loss on equity investment in GPlus Media Co Ltd	—	(8)	8	100.0%
Gain on equity investment in Slate Consulting Co Ltd	—	4	(4)	-100.0%
Loss on investment in Taicom Securities Co Ltd	—	(201)	201	100.0%
Retirement of debt	—	(61)	61	100.0%
Loss on sale of Taicom Securities Co Ltd	—	(997)	997	100.0%
Total other expense	(192)	(1,178)	986	83.7%
Loss from continuing operations before income taxes	(772)	(1,765)	993	56.3%
Income taxes- benefit provision	—	(30)	30	100.0%
Net loss from continuing operations	(772)	(1,735)	963	55.5%
Gain from forfeit of discontinued operations	10,063	—	10,063	100.0%
Loss from continuing operations	—	(1,206)	1,206	-100.0%
Net profit (loss) before deemed preferred stock dividend	9,291	(2,941)	12,232	415.9%
Deemed Preferred Stock Dividend	(125)	—	(125)	-100.0%
Net profit (loss)	$9,166	$(2,941)	$12,107	411.7%

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2008

Net revenue for the three months ended December 31, 2009 decreased $112,000 to $17,000 as compared to $129,000 for the three months ended December 31, 2008.

The decrease was due to cancelled contracts at GHI Philippines.

COST OF SALES

Cost of sales for the three months ended December 31, 2009 decreased $89,000 to $28,000 as compared to $117,000 for the three months ended December 31, 2008.

The decrease resulted from reduced agent and other costs at GHI Philippines.

EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2009 decreased $30,000 to $569,000 as compared $599,000 for the three months ended December 31, 2008. This was due to reduced operating expenses GHI Philippines. Headcount was reduced during the three months ended December 31, 2009. The expenses for the three months ended December 31, 2009 included $100,000 in severance.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, severance, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended December 31, 2009 was $192,000 as compared to other expense of $1,178,000 for the three months ended December 31, 2008. The expenses for the three months ended December 31, 2009 included $120,000 for interest expense related to convertible debentures.

The 2008 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $90,000 and a net loss on equity investments of $190,000, a loss on sale of Taicom Securities Co Ltd of $997,000 and a retirement of debt of $61,000.

NET PROFIT

Net profit for the three months ended December 31, 2009 was $9,166,000 as compared to a net loss of $2,941,000 for the three months ended December 31, 2008.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

The Company valued the conversion feature of such Preferred Stock to be $125,000 and recorded a deemed dividend as a result.

(dollars in thousands)

	Nine Months Ended December 31,
	2009	2008	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$86	$453	$(367)	-81.0%
Cost of sales	102	334	(232)	-69.5%
Gross profit	(16)	119	(135)	-113.4%
Selling, general and administrative expenses	2,451	2,303	148	6.4%
Operating loss	(2,467)	(2,184)	(283)	13.0%
Other income (expense):
Interest income	—	14	(14)	-100.0%
Interest expense and amortization of beneficial conversion feature	(183)	(310)	127	41.0%
Other income	28	269	(241)	-89.6%
Gain on equity investment in Australia Secured Financial Limited	—	290	(290)	-100.0%
Gain on equity investment in GPlus Media Co Ltd	—	45	(45)	-100.0%
(Loss) gain on equity investment in Slate Consulting Co Ltd	(16)	28	(44)	-157.1%
Loss on forfeiture of Taicom Securities Co Ltd	(2,861)	—	(2,861)	-100.0%
Loss on investment in Taicom Securities Co Ltd	—	(422)	422	100.0%
Loss on sale in Slate Consulting Co Ltd	(1,285)	—	(1,285)	-100.0%
Retirement of debt	—	(61)	61	100.0%
Loss on sale of Taicom Securities Co Ltd	—	(997)	997	100.0%
Loss on foreign currency translation adjustment	—	(65)	65	100.0%
Total other expense	(4,317)	(1,209)	(3,108)	257.1%
Loss from continuing operations before income taxes	(6,784)	(3,393)	(3,391)	99.9%
Income taxes- benefit provision	—	(39)	39	100.0%
Net loss from continuing operations	(6,784)	(3,354)	(3,430)	102.3%
Gain from forfeit of discontinued operations	10,063	—	10,063	100.0%
Loss from continuing operations	(2,336)	(558)	(1,778)	-318.6%
Net profit (loss) before deemed preferred stock dividend	943	(3,912)	4,855	124.1%
Deemed Preferred Stock Dividend	(317)	—	(317)	-100.0%
Net profit (loss)	$626	$(3,912)	$4,538	116.0%

NINE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THE SIX MONTHS ENDED DECEMBER 31, 2008

Net revenue for the nine months ended December 31, 2009 decreased $367,000 to $86,000 as compared to $453,000 for the nine months ended December 31, 2008.

The decrease was due to cancelled contracts at GHI Philippines.

COST OF SALES

Cost of sales for the nine months ended December 31, 2009 decreased $232,000 to $102,000 as compared to $334,000 for the nine months ended December 31, 2008.

The decrease resulted from reduced agent and other costs at GHI Philippines.

EXPENSES

Selling, general and administrative expenses for the nine months ended December 31, 2009 increased $148,000 to $2,451,000 as compared $2,303,000 for the nine months ended December 31, 2008. The expenses for the nine months ended December 31, 2009 included $200,000 in severance and $410,000 of forensic audit expenses related to Global Hotline, Inc.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, severance, rent, overhead, equipment and depreciation, amortization of identifiable intangible assets and intellectual property, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other income for the nine months ended December 31, 2009 was $4,317,000 as compared to other expense of $1,209,000 for the nine months ended December 31, 2008. The other expense increase was primarily related to the loss on sale of Taicom Securities Co Ltd of $2,861,000 and the loss on sale of Slate Consulting Co Ltd of $1,285,000.

Also, on December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,861,000. The parties continue to negotiate over the April 1, 2009 and June 8, 2009 Amendment to Share Exchange and June 8, 2009 Services Agreements.

On December 16, 2009, the Company sold its 20.25% interest in Slate to Ray Pedersen, Chief Executive Officer of Slate. The Company, in return for this equity investment, received the return of 1 million shares of IA Global shares valued at $.03 per share, the closing price on December 18, 2009, and a commitment for approximately $55,000 in cash to be paid installments by July 2010. As of February 16, 2010, Slate has paid $5,000.The Company reported an impairment loss as a result of the sale of approximately $1,285,000 during the three months ended September 30, 2009.

The 2008 other expense was primarily related to interest expense and amortization of beneficial conversion feature of $310,000, a net loss on equity investments of $59,000, a loss on sale of Taicom Securities Co Ltd of $997,000, retirement of debt of $61,000 and a foreign currency translation adjustment of $65,000, offset by and other income of $269,000.

NET PROFIT

Net profit for the nine months ended December 31, 2009 was $626,000 as compared to a net loss of $3,912,000 for the nine months ended December 31, 2008. The Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

The Company valued the conversion feature of such Preferred Stock to be $317,000 and recorded a deemed dividend as a result.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $2.2 million, a net working capital deficit of approximately $.1 million and total indebtedness of $.5 million as of December 31, 2009.

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

Since our inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $23.9 million as of December 31, 2009, with approximately $8.8 million raised in the initial public offering, $11.6 million raised in private placements and $4.0 million raised in the conversion of debt, offset by $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $32.3 million, including $7.0 million from the ASFL equity investment, $4.1 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $7.2 million issued for services, $3.6 million related to a beneficial conversion feature, $4.0 million from debenture conversions, and $3.1 million related to the GHI acquisition. Additional funding was obtained from notes payable and long term debt of approximately $.6 million.

OPERATING ACTIVITIES

Net cash used in operating activities for the nine months ended December 31, 2009 was $1.1 million. This amount was primarily related to a net profit of $.9 million, depreciation and amortization and other non-cash expenses of $ 4.9 million, an increase in accounts payable of $.4 million and an increase in accrued liabilities and payroll taxes of $.3 million, offset by net cash used for discontinued operations $7.7 million.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

FINANCING ACTIVITIES

Net cash provided by financing activities for the nine months ended December 31, 2009 was $3.4 million. This amount was primarily related to the sale of common stock of $2.9 million, proceeds from debt of $.1 million and $.3 million from the sale of preferred stock.

The Company’s unaudited contractual cash obligations as of December 31, 2009 are summarized in the table below (1):

Contractual Cash Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	Greater Than 5 Years
Operating leases	$117,428	$117,428	$0	$0	$0
Note payable	459,318	259,818	199,500	0	0
Capital expenditures	0	0	0	0	0
Acquisitions	0	0	0	0	0
	$576,746	$377,246	$199,500	$0	$0

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

STOCK-BASED COMPENSATION

Effective January 1, 2006, we began recording compensation expense associated with stock-based awards and other forms of equity compensation in accordance with the accounting guidance as interpreted by SEC Staff Accounting Bulletin No. 107. We adopted the modified prospective transition method provided for under the accounting guidance and consequently has not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock-based awards recognized in 2006 includes 1) quarterly amortization related to the remaining unvested portion of stock-based awards granted prior to December 15, 2005, based on the grant date fair value estimated in accordance with the accounting guidance; and 2) quarterly amortization related to stock-based awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the accounting guidance. In addition, we record expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

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

LEGAL PROCEEDING – AMV

On April 1, 2009, the Company agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock.

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

OUR LEVEL OF INDEBTEDNESS AND THE TERMS OF OUR FINANCING ARRANGEMENTS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our level of indebtedness and the terms of our financing arrangements could result in or contribute to:

•	a bankruptcy filing by IA Global;
•	a default under the loan agreements;
•	a collateral call by a lender, including the loss of our Global Hotline subsidiary;
•	lawsuits with lenders;
•	our inability to obtain additional financing to support capital expansion plans and for working capital and other purposes on acceptable terms or at all;
•	a diversion of substantial cash flow from our operations and expansion plans in order to service our debt obligations; and/or
•	a competitive disadvantage compared to less leveraged competitors and competitors that have better access to capital resources.

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

In the notice received by the Company on December 23, 2009, NYSE AMEX indicated that it believes that the Company’s financial condition, low selling price and lack of definitive documentation do not support the Company’s plan to regain compliance by March 25, 2011. On December 30, 2009, the Company appealed the NYSE AMEX staff’s determination and an oral hearing was held on February 17, 2010 to present our plan and discuss the Company’s progress towards achieving the goals set forth in the plan, including the Company’s intent to regain compliance with NYSE AMEX rules by March 25, 2011. The Company’s common stock will continue to trade on NYSE AMEX while the Company’s appeal is pending.

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

Pursuant to Section 1003(c)(i) of the Company Guide, NYSE AMEX will consider delisting a security where an issuer has disposed of its principal operating assets. On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

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

WE ARE IN DEFAULT UNDER THE JUNE 8, 2009 SERVICES AGREEMENT WITH ARQUEMAX VENTURES, LLC

On April 1, 2009, the Company agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock.

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

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of December 31, 2010, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd (“IAJ”), IA Turkey and Hiroki Isobe, (collectively, the “Controlling Shareholders”) collectively hold approximately 49.8% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Shareholders.

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK

Sales or issuances of a large number of shares of common stock (including pursuant to the equity line of credit transaction that we recently entered into with Ascendiant Capital Group, LLC, which is described in more detail elsewhere in this prospectus) in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of February 16, 2010, there were 303.1 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•	A bankruptcy filing by IA Global,
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

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation for periods ending after July 1, 2009. Our reported net profit (loss) improved by $10.1 million for the nine months ended December 31, 2009 and our stockholders’ deficit as of December 31, 2009 decreased by $10.1 million as a result of recording the deferred gain from the forfeiture of Global Hotline operations that was recorded during the three months ended September 30, 2009.

The Company is pursuing its civil claim against H Capital, and we are also exploring alternative structures through which we can pursue IA Global’s interest in the Japanese BPO business. If the Company is unsuccessful in such efforts, however, it could result in the ultimate loss of the Company’s primary operating subsidiary and a majority of its total assets, and have a material adverse effect on the Company’s overall financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2009, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

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

Finally, the Shareholder had the option, but not the obligation, to purchase, on or before December 31, 2009, an additional 50,000,000 shares of Common Stock at a purchase price of US$.04 per share, or an aggregate price of $2,000,000.

On November 4, 2009, the Company entered into an Amendment (“Amendment 1”) to Stock Purchase Agreement with the Shareholder. Under the terms of Amendment 1, the Shareholder agreed to not acquire in excess of 19.9% of the Company’s outstanding stock prior to the Annual Stockholder Meeting held on December 18, 2009.

On January 26, 2010, the Company received a $250,000 funding commitment under an Amendment to the Stock Purchase Agreement (“Amendment 2”) with the Shareholder. Under the terms of the Amended Agreement, the Company agreed to issue and sell to the Investor 6,250,000 shares of the Company’s common stock for an aggregate purchase price of $250,000, or $0.04 per share.

The Shareholder has the option, but not the obligation, to purchase, on or before March 31, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

Finally, the Shareholder has the option, but not the obligation, to purchase, on or before April 30, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000, as long as $500,000 has been funded by February 28, 2010.

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

Under the terms of its August 2, 2009 and the August 17, 2009 Stock Purchase Agreements with the Investor, as of December 31, 2009, the Company has agreed to issue and sell to the Investor, 71,719,633 shares at a purchase price of $.04 per share, or an aggregate price of $2,868,785. Further, approximately $868,785 of the funds can be used for working capital and the remaining $2,000,000 can be used for investments.

Under the terms of its August 2, 2009 and the August 17, 2009 Stock Purchase Agreements with the Investor, as of February 16, 2010, the Company has agreed to issue and sell to the Investor, 75,453,383 shares at a purchase price of $.04 per share, or an aggregate price of $3,018,135. Further, approximately $1,018,135 of the funds can be used for working capital and the remaining $2,000,000 can be used for investments.

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

Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of IA Global’s common stock unless and until certain conditions are met, including but not limited to (i) approval of the transaction by the NYSE AMEX, which has not been received as of February 16, 2010, and (ii) the Company makes its best efforts to file by November 13, 2009 and the SEC declares effective by January 27, 2010 a Registration Statement on Form S-1 (the “Registration Statement”) registering Ascendiant’s resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on September 29, 2009.

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

OTHER EQUITY ISSUANCES

On October 21, 2009, the Company issued 400,000 shares of common stock valued at $10,000 under the 2007 Stock Incentive Plan as compensation to Ascendiant’s legal counsel for the legal fees and expenses it incurred in connection with negotiating and documenting the equity line of credit.

On October 30, 2009, the Company agreed to issue 4,000,000 shares of its common stock to AMV based on the $120,000 in aggregate funds provided by AMV under the June 8, 2010 Services Agreement. The shares were valued at $.025 per share. The Company agreed to register the shares.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The indebtedness of IA Global and our subsidiaries, including GHI, is described in detail in Note 3 of the notes to the financial statements set forth in this report (see Part I, Item 1 (Financial Statements)). As disclosed therein, IA Global and its subsidiaries had $15.5 million of total indebtedness as of June 30, 2009, and we are currently in default with respect to $15.5 million of that amount due to late payments of principal and/or interest under certain loan agreements. Reference is also made to our dispute with H Capital regarding IA Global’s and GHI’s obligations to such entity under certain loan agreements.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company intends to account for Global Hotline as a discontinued operation for periods ending after July 1, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On December 18, 2009, the Company held its 2009 Annual Meeting of Stockholders. The results of the Annual Meeting are set forth below. Each of the matters considered at the meeting was described in detail in the definitive proxy statement on Schedule 14A that the Company filed with the Securities and Exchange Commission on November 12, 2009.

Proposal No. 1 – To elect five nominees to serve on the Board of Directors until the 2010 Annual Meeting of Stockholders. Other than the individuals listed below, no directors continued in office after the 2009 Annual Meeting of Stockholders.

Brian Hoekstra	For	168,682,414
	Withheld	3,379,915
Ryuhei Senda	For	168,958,448
	Withheld	3,103,881
Michael Garnreiter	For	169,033,548
	Withheld	3,028,781
Jack Henry	For	168,985,519
	Withheld	3,076,810
Greg LeClaire	For	168,959,133
	Withheld	3,103,196

Proposal No. 2 – To ratify the issuance of shares of IA Global, Inc. common stock in connection with certain transactions.

For	124,730,014
Against	519,700
Abstain	249,660
Non Vote	46,562,955

Proposal No. 3 – To approve the issuance of shares of common stock in connection with a transaction involving Inter Asset Japan LBO No. 1 Fund.

For	124,292,674
Against	420,240
Abstain	786,460
Non Vote	46,562,955

Proposal No. 4 – To approve the issuance of shares of IA Global, Inc. common stock in connection with a transaction involving Ascendiant Capital Group, LLC.

For	124,078,660
Against	618,554
Abstain	802,160
Non Vote	46,562,955

Proposal No. 5 – To give the Board of Directors discretion to amend the Company’s certificate of incorporation to (i) effect a reverse stock split of the Company’s common stock within a specified range of ratios and (ii) decrease the number of authorized shares of the Company’s common stock from 450,000,000 shares to 100,000,000 shares.

For	165,879,911
Against	4,927,707
Abstain	1,254,709
Non Vote	—

Proposal No. 6 – To ratify the appointment of Sherb and Co., LLP as the Company’s independent registered public accounting firm for the fiscal year ended March 31, 2010.

For	169,098,581
Against	1,941,630
Abstain	1,022,117
Non Vote	—

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Employment Agreement dated November 5, 2009 by and between IA Global, Inc. and Brian Hoekstra (filed herewith) *

10.2	Amendment to Stock Purchase Agreements dated November 4, 2009 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund (filed herewith)

10.3	Amendment to Share Exchange Agreement dated December 16, 2009 by and between IA Global, Inc. and Slate Consulting Co Ltd (filed herewith)

10.4

Escrow Agreement dated December 18, 2009 amongst IA Global, Inc., Inter Asset Japan LBO No.1 Fund, Besoto Partners Incorporation Committee and M&A Japan, Inc. (translated from Japanese and filed herewith)

10.5	Securities Purchase Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

10.6	Registration Rights Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certifications

__________________

* Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to Company’s Registration Statement on Form S-1 (File No. 333-163612), filed with the SEC on December 9, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 19, 2010	IA GLOBAL, INC.

(Registrant)

By:	/s/ Brian Hoekstra Brian Hoekstra Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement dated November 5, 2009 by and between IA Global, Inc. and Brian Hoekstra

10.2	Amendment to Stock Purchase Agreements dated November 4, 2009 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund

10.3	Amendment to Share Exchange Agreement dated December 16, 2009 by and between IA Global, Inc. and Slate Consulting Co Ltd

10.4	Escrow Agreement dated December 18, 2009 amongst IA Global, Inc., Inter Asset Japan LBO No.1 Fund, Besoto Partners Incorporation Committee and M&A Japan, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 906 Certifications

__________________