Form 10-K
period 2010-03-31
IA GLOBAL INC
filed 2010-07-14
CIK 1077634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2010

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-15863

IA Global, Inc.

(Exact name of Registrant as specified in its charter)

___________________________

DELAWARE	13-4037641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 CALIFORNIA STREET, SUITE 2450, SAN FRANCISCO, CA 94111

(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:  (415) 946-8828

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.01 Par Value	[Over-the-Counter Bulletin Board]
(Title of class)	(Name of Each Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

___________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is large accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the common equity held by non-affiliates of the registrant as of March 31, 2010 was approximately $2,283,756. The number of shares of the registrant’s common stock outstanding as of July 14, 2010 was 351,666,245 shares.

Documents Incorporated By Reference

[None.]

ii

PART I

CHANGE IN YEAR-END

On July 25, 2007, the Board of Directors resolved that the fiscal year of that the Company began on January 1, 2007 would end on December 31, 2007, and from that date forward, the fiscal year of the Company will be the period beginning on April 1 of each year and ending on March 31 of the following year. The Company filed a Form 10-K for the calendar year ending December 31, 2007 and filed a Transition Report on Form 10-K to reflect the three month transition period of January 1, 2008 through March 31, 2008.

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

EXCHANGE RATES

Certain information in this Annual Report on Form 10-K is expressed in Japanese Yen and the Philippine Peso. At March 31, 2010, the exchange rate for the Japanese Yen was US $1= Yen [93.3364] and the Philippine Peso was US $1= [45.3054]. In this Form 10-K, at "current exchange rates" is defined as the exchange rates as of the date of the transaction.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

We are a global services and outsourcing company focused on growing existing businesses and expansion through global mergers and acquisitions.  We are utilizing our current partnerships to acquire growth businesses in target sectors and markets at discounted prices.  We are actively engaging in discussions with businesses that would benefit from our business acumen and marketing expertise, knowledge of Asian Markets, and technology infrastructure. Unless the context otherwise requires, the term “Company,” “we,” “us,” or “our” refers to IA Global, Inc. and all of its legal subsidiaries.

ACQUISITION OF CAR PLANNER CO LTD

On May 20, 2010, we announced the closing of the 100% acquisition of JSK Fund Co Ltd., which owns 100% of Car Planner Co Ltd (“Car Planner”), both of which are Japanese companies, from JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR Cross Border Investment Un.

Car Planner receives service and commission revenue by selling automotive parts over the internet to approximately 728 car dealers, gas stations, and car maintenance shops in Japan. Car Planner is expected to expand their Business to Business (B to B) model to include Business to Consumer (B to C) transactions during fiscal year 2011. Their website is www.carplanner.jp.

Car Planner was established in 2006. During the year ending March 31, 2010, Car Planner recorded sales of $1.5 million and net income of $120,000. Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at current exchange rate. The acquisition was financed through the issuance of 25,000,000 shares of our common stock valued at $.013 per share.

ACQUISITION OF JOHNNY CO LTD.

On June 4, 2010, we announced the closing of the 60% acquisition of Johnny Co Ltd. (“Johnny”) from Hynox Corporation, both of which are Japanese companies.

Johnny engages in the distribution and sales of new video gaming hardware such as the Sony PlayStation 3, PSP, Nintendo DS, Wii and XBox 360 along with associated gaming software. Johnny is also engaged in buying used hardware and software and selling refurbished hardware and secondhand software.

Johnny operates7 direct management stores and 3 franchise stores in the Iwate, Akita and Aomori prefectures in Northern Japan. Mr. Jun Sugiura, founder and CEO, will retain 40% ownership of the Johnny Co Ltd. Their website is http:// www.fc-johnny.jp and the mobile website is http://www.fc-johnny.jp/mobile.

During the fiscal year ended August 31, 2009, Johnny reported revenues of approximately $6.2 million and net income of approximately $100,000. During the fiscal year ended August 31, 2010, Johnny expects to report revenues of approximately $9.6 million and net income of approximately $250,000 in accordance with JGAAP. The 60% share of Johnny was acquired for 14,000,000 shares of our common stock valued at $.013 or approximately $178,000.

BUSINESS PROCESS OUTSOURCING (“BPO”)

In the Philippines, we acquired 100% of Shift Resources Inc. (“Shift”) on April 10, 2008 and Asia Premier Executive Suites, Inc. (“Asia Premier”) on May 27, 2008, multi-service call center operations that have now been merged into a single Company operating as Global Hotline Philippines. Global Hotline Philippines provides inbound and outbound telemarketing services, and collocation facilities to a variety of industries on a world-wide basis. In addition, it signed a long term Business Processing and Marketing Services Agreement with HTMT Global Solutions Limited ("HTMT") on January 9, 2009. Global Hotline Philippines may also extensively use HTMT's world class infrastructure, certifications, and extensive call center facilities to deliver services to Global Hotline Philippines' growing client base. Under a revenue sharing and collocation basis Global Hotline Philippines can now undertake outsourcing projects without the need to infuse new capital to build out additional call center facilities.  On June 14, 2010, we outsourced our call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010.

DECONSOLIDATION OF GLOBAL HOTLINE, INC.

Until recently, we also operated in Japan through our wholly-owned subsidiary, Global Hotline, Inc. (“GHI” or “Global Hotline”). In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc (“H Capital”). The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although we continue to sue H Capital for damages, on December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

CORPORATE INFORMATION

We were incorporated in Delaware on November 12, 1998. The Company’s executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in the Pacific Rim region. The Company’s telephone number is (415) 946-8828 and its principal website address is located at www.iaglobalinc.com. The information on our website is not incorporated as a part of this Form 10-K.

THE COMPANY'S COMMON STOCK

Our common stock currently trades on the OTCBB Exchange ("OTCBB") under the symbol "IAGI."

INDUSTRY OVERVIEW

The Asian markets have been growing at a swift pace in recent years and this growth is expected to continue into the foreseeable future. The growth is based on a shift in economic activity from Europe and North America to the Asian markets and a growth in intra-Asian economic activity. The growth of a generally affluent middle class within most Asian countries is driving demand for an increasing spread of goods and services, particularly in the 20 -35 year old age demographic. Although much attention has been given to China and India, Japan continues to be the second largest economy in the world. These and other factors are contributing to the growth of our existing investments and present us with an increasing number of quality investment opportunities in Asia and beyond.

Over the past several years there has been a tremendous change in sentiment toward outsourcing, with the strategy that used to be thought of as a "good idea that should be discussed" is today one of critical and urgent importance for most large organizations. As a result, outsourcing growth is continuing to expand across a wide range of industries and functions, and seems unstoppable given the current economic climate.

KEY MARKET OPPORTUNITIES

Currently, our key market priorities are, among other things, to:

•	Provide an opportunity for U.S. investors to acquire an interest in BtoB, BtoC and infrastructure companies in Asia, particularly in Japan, Philippines and China.

•	Capitalize on our funding from RXR Cross Border Investment Un, World Investment Un and Ascendiant.

•	Capitalize on our acquisitions of Car Planner and Johnny.

•

Acquire international growth businesses at discounted prices in our target sectors and markets in conjunction with business partners. We expect to focus on growth opportunities with businesses that require improvements in management, financial processes and liquidity to be successful.

•	Leverage our presence in Asia with U.S.-based companies seeking to expand their Asian businesses.

•	Enhance our investor relations.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to legal claims, our need for additional financing, our level of indebtedness, declining economic conditions, our controlling shareholder groups, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in further detail in Item 1A, "Factors That May Effect Future Results."

DISTRIBUTION METHODS

In the Philippines, we acquired 100% of Shift on April 10, 2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines. On June 14, 2010, we outsourced our call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010.

COMPETITION

Global Hotline Philippines operates in a competitive market segment. Our competitive advantages have been our lower cost infrastructure, our customer acquisition competencies, our superior client service culture, and our focus on this niche. Secondly, the Philippines has risen to become the world's second largest location for BPO operations, fulfilling a market need that is expected to expand over the next several years. Global Hotline Philippines faces competition from organizations such as Convergys Corp, PeopleSupport Corp, and Accenture Corp among others. Global Hotline Philippines differentiates itself by deploying a mix model of standard BPO services with secured margin co-location services.

GEOGRAPHICAL MARKETS

Global Hotline Philippines operates in the Philippines, but services customers world-wide.

INTELLECTUAL PROPERTY

We regard our trade secrets, domain name rights and intellectual property as significant to our growth and success. We rely upon a combination of copyright and trademark laws, trade secret protection, domain name registration agreements, confidentiality and non-disclosure agreements and contractual provisions with our employees and with third parties to establish and protect our proprietary rights.

LICENSES

We have no licenses as of March 31, 2010.

EMPLOYEES

As of March 31, 2010, we had 12 full-time and 2 part-time employees. Most employees were based in the Philippines. The Chief Executive Officer and Chief Financial Officer are based out of the offices in the United States.

WEBSITE ACCESS TO UNITED STATES SECURITIES AND EXCHANGE COMMISSION REPORTS

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information concerning filers. We also maintain a web site at http://www.iaglobalinc.com that provides additional information about our Company and links to documents we file with the SEC. The Company's charters for the Audit Committee, the Compensation Committee, and the Nominating Committee; and the Code of Conduct & Ethics are also available on our website. The information on our website is not part of this Form 10-K.

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

THE COMPANY COULD BE EXPOSED TO LEGAL CLAIMS, AND THE OUTCOME OF ANY DISPUTES RESULTING FROM SUCH CLAIMS COULD ADVERSELY AFFECT THE COMPANY’S FINANCIAL CONDITION OR RESULTS OF OPERATIONS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations. We continue to work with various vendors and former employees on past due liabilities.

POTENTIAL LEGAL PROCEEDING – GLOBAL HOTLINE

As has been previously disclosed, we pledged our shares of our Global Hotline Japanese subsidiary as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, for such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 2, 2009, H Capital submitted documents claiming ownership of our 600 shares of Global Hotline. Global Hotline’s management previously provided our stock certificates to H Capital in March 2009.

Although we engaged Japanese corporate counsel to sue H Capital for damages, the aforementioned events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we did not have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

Concurrent with our deconsolidation of Global Hotline, management has determined, in conjunction with legal counsel, that any obligations that may arise from Global Hotline, that existed prior or subsequent to our decision to deconsolidate are not our obligations.

Prior to December 8, 2009 Global Hotline had significant liabilities to Japanese banks in excess of approximately $12,000,000. These loans were unsecured and personally guaranteed by either the CEO or CFO of Global Hotline. In addition to theses bank loans, Global Hotline had payroll, social insurance and other tax liabilities of approximately 800,000,000 Yen, or approximately $9.0 million at current exchange rates, as of September 30, 2009.  Portions of the payroll, social insurance and other tax liabilities were repaid from cash flow from accounts receivable.

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

With regards to the above referenced liabilities, or potential liabilities of Global Hotline, our management along with our Japanese legal counsel, has determined that we have no legal obligation for these liabilities or potential liabilities. Assertions against us for Global Hotline liabilities, or potential liabilities, might be sustained. The Company intends to defend themselves against any assertions related to liabilities or potential liabilities resulting from Global Hotline prior to or subsequent to December 8, 2009. The Company has not accrued for any liabilities related to Global Hotline as of March 31, 2010.  Global Hotline filed for bankruptcy on February 12, 2010 in accordance with Japanese bankruptcy laws.

On October 7, 2009, we filed a civil claim against H Capital in Tokyo, Japan District Court related to the ownership of Global Hotline. On May 5, 2010, we dropped the original civil claim and filed a new civil claim for damages of $1,000,000 against H Capital and other affiliated parties. The claim has not been reviewed by the Tokyo, Japan District Court. Management, based on their consultation with Japanese legal counsel, is unable to determine the outcome of this dispute with H Capital.

POTENTIAL LEGAL PROCEEDING – ARQUEMAX VENTURES LLC (“AMV”)

On April 1, 2009, we agreed to issue preferred stock (“IAO Preferred Stock”), at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of our common stock. We declined to convert this IAO Preferred Stock.

At AMV’s sole discretion, AMV had the option to (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of our common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Securities Co Ltd (“Taicom”) Stock owned by us on a pro rata basis. The conversion of IAO Preferred Stock intoTaicom Stock was to be automatically triggered in the case of certain events, including delisting from NYSE AMEX Equities Exchange, bankruptcy or insolvency.

On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under clause 3.1 (vi) of the Agreement and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the Agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,820,000.

Taicom declared bankruptcy on December 25, 2009 in accordance with Japanese bankruptcy laws.

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

DECLINING GENERAL ECONOMIC, BUSINESS, OR INDUSTRY CONDITIONS MAY CAUSE REDUCED REVENUES AND PROFITABILITY

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, precipitated a recession. If the economic climate in the U.S. or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.

Volatility and disruption of financial markets could affect our access to credit. The current difficult economic market environment has caused contraction in the availability of credit in the marketplace. This could potentially reduce or eliminate sources of liquidity for the Company.

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of March  31, 2010, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd (“IAJ”), IA Turkey and Hiroki Isobe, (collectively, the “Controlling Shareholders”) collectively held approximately 43.2% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a “group” for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe controls each of our Controlling Shareholders. As of July 14, 2010, the Controlling Shareholders hold 8.0% of our common stock.

IAJ and other large shareholders could cause a change of control of our board of directors if in combination with another large shareholder elects candidates of their choice to the board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Delaware law, IAJ and other large shareholders could have a significant influence over our affairs, if in combination with another large shareholder, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK

Sales or issuances of a large number of shares of common stock (including pursuant to the equity line of credit transaction that we recently entered into with Ascendiant Capital Group, LLC, which is described in more detail elsewhere in this prospectus) in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of July 14, 2010, there were 351.7 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. As “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company, our principal shareholders, other Company insiders and other large shareholders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

The market price of our common stock has been and is likely in the future to be volatile. Our common stock price may fluctuate in response to factors such as:

•	A bankruptcy filing by the Company,

•

Announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, strategic relationships, addition or loss of significant customers and contracts, capital expenditure commitments, loan, note payable and agreement defaults, loss of our subsidiaries and impairment of assets and our OTCBB Exchange listing,

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

RISKS ASSOCIATED WITH EQUITY LINE OF CREDIT WITH ASCENDIANT CAPITAL GROUP, LLC

The Securities Purchase Agreement with Ascendiant Capital Group, LLC (“Ascendiant”) will terminate if our common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTCBB Exchange and Pink Sheets, among others), if we file protection from its creditors or if a Registration Statement on Form S-1 or S-3 is not effective.

If the price or the trading volume of our common stock does not reach certain levels, we will be unable to draw down all or substantially all of our $5,000,000 equity line of credit.

The maximum draw down amount every 11 trading days under our equity line of credit facility is the lesser of $250,000 or 15% of the total trading volume of our common stock for the 10-trading-day period prior to the draw down multiplied by the volume-weighted average price of our common stock for such period. If our stock price and trading volume remain at current levels, we will not be able to draw down all $5,000,000 available under the equity line of credit.

If we not able to draw down all $5,000,000 available under the equity line of credit or if the Securities Purchase Agreement is terminated, we may be forced to curtail the scope of our operations or alter our business plan if other financing is not available to us.

WE MAY INCUR LOSSES IN THE FUTURE

We have experienced net losses since inception. There can be no assurance that we will achieve or maintain profitability.

WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED

In the normal course of business, we engage in discussions relating to possible acquisitions, equity investments, mergers, strategic alliances, joint ventures and divestitures. Such transactions are accompanied by a number of risks, including:

- Use of significant amounts of cash,

- Potentially dilutive issuances of equity securities on potentially unfavorable terms,

- Incurrence of debt on potentially unfavorable terms as well as impairment expenses related to goodwill and amortization expenses related to other intangible assets, and

- The possibility that we may pay too much cash or issue too many of our shares as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

- The process of integrating any acquisition may create unforeseen operating difficulties and expenditures. The areas where we may face difficulties include:

- Diversion of management time, during the period of negotiation through closing and after closing, from its focus on operating the businesses to issues of integration,

- Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

- The need to integrate each Company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

- The need to implement controls, procedures and policies appropriate for a public Company that may not have been in place in private companies, prior to acquisition,

- The need to incorporate acquired technology, content or rights into our products and any expenses related to such integration, and

- The need to successfully develop any acquired in-process technology to realize any value capitalized as intangible assets.

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

- Effectively transfer liabilities, contracts, facilities and employees to any purchaser,

- Identify and separate the intellectual property to be divested from the intellectual property that we wish to retain,

- Reduce fixed costs previously associated with the divested assets or business, and

- Collect the proceeds from any divestitures.

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

WE ARE DEPENDENT ON KEY PERSONNEL

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our employment agreements with our Chief Executive Officer and Chief Financial Officer expire September 4, 2010 and August 24, 2010, respectively. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

WE HAVE LIMITED INSURANCE

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

WE ARE EXPOSED TO FOREIGN CURRENCY GAINS AND LOSSES

The majority of our operations are located in Japan and the Philippines. We do not trade in hedging instruments or "other than trading" instruments and a significant change in the foreign currency exchange rate between the Japanese Yen, Philippine Peso and US Dollar would have a material adverse or positive effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO COMPETITIVE PRESSURES

We face competition from entities that provide competing call center operations, including entities that resell telephone and broadband lines and insurance products in the Philippines. Certain of our competitors may be able to devote greater resources to marketing, adopt more aggressive pricing policies and devote substantially more resources to developing their services and products. We may be unable to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse or positive effect on our business, prospects, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are currently located at 101 California Street, Suite 2450, San Francisco, CA 94111. The office is leased, and the lease is renewable on a month to month basis for $300 per month.

Global Hotlines Philippines vacated its offices on April 5, 2010.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations. We continue to work with various vendors and former employees on past due liabilities.

POTENTIAL LEGAL PROCEEDING – GLOBAL HOTLINE

As has been previously disclosed, we pledged our shares of our Global Hotline Japanese subsidiary as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, for such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 2, 2009, H Capital submitted documents claiming ownership of our 600 shares of Global Hotline. Global Hotline’s management previously provided our stock certificates to H Capital in March 2009.

Although we engaged Japanese corporate counsel to sue H Capital for damages, the aforementioned events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we did not have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

Concurrent with our deconsolidation of Global Hotline, management has determined, in conjunction with legal counsel, that any obligations that may arise from Global Hotline, that existed prior or subsequent to our decision to deconsolidate are not our obligations.

Prior to December 8, 2009 Global Hotline had significant liabilities to Japanese banks in excess of approximately $12,000,000. These loans were unsecured and personally guaranteed by either the CEO or CFO of Global Hotline. In addition to theses bank loans, Global Hotline had payroll, social insurance and other tax liabilities of approximately 800,000,000 Yen, or approximately $9.0 million at current exchange rates, as of September 30, 2009.  Portions of the payroll, social insurance and other tax liabilities were repaid from cash flow from accounts receivable.

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

With regards to the above referenced liabilities, or potential liabilities of Global Hotline, our management along with our Japanese legal counsel, has determined that we have no legal obligation for these liabilities or potential liabilities. Assertions against us for Global Hotline liabilities, or potential liabilities, might be sustained. The Company intends to defend themselves against any assertions related to liabilities or potential liabilities resulting from Global Hotline prior to or subsequent to December 8, 2009. The Company has not accrued for any liabilities related to Global Hotline as of March 31, 2010.  Global Hotline filed for bankruptcy on February 12, 2010 in accordance with Japanese bankruptcy laws.

On October 7, 2009, we filed a civil claim against H Capital in Tokyo, Japan District Court related to the ownership of Global Hotline. On May 5, 2010, we dropped the original civil claim and filed a new civil claim for damages of $1,000,000 against H Capital and other affiliated parties. The claim has not been reviewed by the Tokyo, Japan District Court. Management, based on their consultation with Japanese legal counsel, is unable to determine the outcome of this dispute with H Capital.

POTENTIAL LEGAL PROCEEDING – ARQUEMAX VENTURES LLC (“AMV”)

On April 1, 2009, we agreed to issue IAO Preferred Stock, at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of our common stock. We declined to convert this IAO Preferred Stock.

At AMV’s sole discretion, AMV had the option to (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of our common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by us on a pro rata basis. The conversion of IAO Preferred Stock into Taicom Stock was to be automatically triggered in the case of certain events, including delisting from NYSE AMEX, bankruptcy or insolvency.

On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under clause 3.1 (vi) of the Agreement and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the Agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,861,000.

Taicom declared bankruptcy on December 25, 2009 in accordance with Japanese bankruptcy laws.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on OTCBB Exchange under the symbol "IAGI". The following table sets forth the range of the high and low sale prices of the common stock for the periods indicated:

QUARTER ENDED	HIGH	LOW

June 30, 2009	$0.110	$0.030
September 30, 2009	$0.070	$0.030
December 31, 2009	$0.060	$0.030
March 31, 2010	$0.040	$0.010

June 30, 2008	$0.330	$0.200
September 30, 2008	$0.230	$0.070
December 31, 2008	$0.080	$0.030
March 31, 2009	$0.090	$0.030

As of March 31, 2010, the closing price of the Company's common stock was $.01 per share. As of July 14, 2010, there were 351,666,245 shares of common stock outstanding held by approximately 190 stockholders of record. The number of stockholders, including the beneficial owners' shares through nominee names is approximately 1,300.

DIVIDEND POLICY

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our future dividend policy will be determined by the board of directors on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

RECENT SALES OF UNREGISTERED SECURITIES

During the three months ended March 31, 2010, the following unregistered sales of equity securities occurred:

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

Finally, the Shareholder had the option, but did not purchase on or before December 31, 2009, an additional 50,000,000 shares of Common Stock at a purchase price of US$.04 per share, or an aggregate price of $2,000,000.

On November 4, 2009, the Company entered into an Amendment (“Amendment 1”) to Agreement 2 with the Shareholder. Under the terms of Amendment 1, the Shareholder agreed to not acquire in excess of 19.9% of the Company’s outstanding stock prior to the Annual Stockholder Meeting held on December 18, 2009.

On January 26, 2010, the Company received a $250,000 funding commitment under an Amendment to Agreement 2 (“Amendment 2”) with the Shareholder. Under the terms of the Amendment 2, the Company agreed to issue and sell to the Investor 6,250,000 shares of the Company’s common stock for an aggregate purchase price of $250,000, or $0.04 per share.

The Shareholder had the option, but not purchase, on or before March 31, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

Finally, the Shareholder had the option, but did not purchase, on or before April 30, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000, as long as $500,000 has been funded by February 28, 2010.

On April 16, 2010, the Company signed an Amendment to the Stock Purchase Agreement (“Amendment 3”) with the Shareholder. Under the terms of the Amended Agreement, the Company sold to the Shareholder in total 18,383,750 shares of Common Stock for $735,350. In addition, the parties agreed to terminate the Stock Purchase Agreement dated August 17, 2009 and the Amendment to the Stock Purchase Agreement dated January 26, 2010.

The Shareholder had the option, but did not purchase, on or before March 31, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

The Shareholder had the option, but did not purchase, on or before April 30, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

On April 16, 2010, the Company signed an Amendment to Escrow Agreement (“Escrow Agreement”) with Inter Asset Japan LBO No.1 Fund, Beseto Partners Incorporation Committee and M&A Japan Inc. The parties agreed to terminate the Escrow Agreement dated December 18, 2009. The Company agreed to return 200 million Yen or approximately $2.2 million in exchange for not issuing 55,969,633 shares of IAGI common stock. The Korean Venture Capital Fund was not successfully formed.

The Company issued and sold the shares of common stock to the Shareholder in Agreement 2 in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

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

Under the terms of its August 2, 2009 and the August 17, 2009 Stock Purchase Agreements and related Amendments with the Shareholder, as of March 31, 2010, the Company sold to the Shareholder, 75,453,383 shares at a purchase price of $.04 per share, or an aggregate price of $3,018,135.  As of July 14, 2010 and after the termination of the Escrow Agreement, the Company sold to the Shareholder 19,883,750 shares at a purchase price of $.04 per share, or an aggregate price of $795,350.

On March 5, 2010, the Company issued 2,250,000 performance warrants to acquire shares of common stock to the Sterling Group, Inc. in connection with the sale of the Company’s common stock. The warrants are exercisable at $.015 per share and expire on March 14, 2013. If registered, the warrants may be called by the Company if the share price closes above $.10 for five days.

During the three months ended March 31, 2010, the Company sold to the Shareholder 3,733,750 shares at a purchase price of $.04 per share, or an aggregate price of $149,350.

EQUITY LINE OF CREDIT TRANSACTION WITH ASCENDIANT CAPITAL GROUP, LLC

On September 29, 2009, the Company entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by the Company and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of IA Global’s common stock unless and until certain conditions are met, including but not limited to the SEC declaring effective a Registration Statement (the “Registration Statement”) on Form S-1 and the Company maintaining an Effective Registration Statement which registers Ascendiant’s resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on September 29, 2009.

The Registration was declared effective on March 9, 2010, IA Global has the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from IA Global, up to $5,000,000 worth of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). IA Global will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, IA Global will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a nine-trading-day pricing period. For each draw, IA Global will be required to deliver the shares sold to Ascendiant in three installments (following the third, sixth and ninth trading days in the pricing period, respectively). Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

The Securities Purchase Agreement also provides for the following terms and conditions:

•	Purchase Price - 90% of the Company’s volume-weighted average price (“VWAP”).

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

•

Commitment Fees - IA Global issued 8,333,333 shares of its common stock to Ascendiant ($125,000 worth of shares based on the Company’s closing bid price on the trading day immediately prior to the SEC declaring the Registration Statement effective, IA Global issued another 7,058,581 or $75,000 worth of shares of its common stock in three installments over a period of 90 days following the effectiveness date.

•

Other Fees and Expenses – On October 21, 2009, the Company issued 400,000 shares of common stock valued at $10,000 under the 2007 Stock Incentive Plan as compensation to Ascendiant’s legal counsel for the legal fees and expenses it incurred in connection with negotiating and documenting the equity line of credit. Pursuant to separate agreements, IA Global has also agreed to pay an aggregate of 3.0% in fees (to be paid in connection with each draw down).

•

Indemnification - Ascendiant is entitled to customary indemnification from IA Global for any losses or liabilities it suffers as a result of any breach by IA Global of any provisions of the Securities Purchase Agreement, or as a result of any lawsuit brought by any stockholder of IA Global (except stockholders who are officers, directors or principal stockholders of IA Global).

•

Conditions to Ascendiant’s Obligation to Purchase Shares - Trading in IA Global’s common stock must not be suspended by the SEC or other applicable trading market; IA Global must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ascendiant must be paid in full; the Registration Statement must be effective with respect to Ascendiant’s resale of all shares purchased under the equity drawdown facility; there must be a sufficient number of authorized but unissued shares of IA Global common stock; and the issuance must not cause Ascendiant to own more than 9.99% of the then outstanding shares of IA Global common stock, or more than 19.9% of the number of shares of common stock outstanding on September 29, 2009 to have been issued under the equity drawdown facility (without shareholder approval).

•

Termination - The Securities Purchase Agreement will terminate if IA Global’s common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTC Bulletin Board and Pink Sheets, among others); if IA Global files for protection from its creditors; or if the Registration Statement was not declared effective by the SEC by June 29, 2010. IA Global may terminate the Securities Purchase Agreement if Ascendiant fails to fund a draw down within 10 trading days after the end of the applicable settlement period, or if the SEC provides comments on the Registration Statement requiring certain changes in the transaction structure and/or documents.

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

Under the terms of its September 29, 2009 Securities Purchase Agreement with Ascendiant, as of March 31, 2010, the Company sold to Ascendiant 1,739,048  shares at a purchase price of $.013 per share, or an aggregate price of $21,884.  As of July 14, 2010, the Company sold to the Shareholder 8,015,507 shares at a purchase price of $.011 per share, or an aggregate price of $89,730.

STOCK PURCHASE AGREEMENT WITH MGVJ CO LTD

On January 26, 2010, the Company received a $480,000 funding commitment under a Stock Purchase Agreement (“Stock Purchase”) with MGVJ Co. Ltd. (“MGVJ”), a new shareholder of the Company. Under the terms of the Stock Purchase, the Company agreed to issue and sell to MGVJ 9,600,000 shares of the Company’s common stock for an aggregate purchase price of $480,000, or $0.05 per share, with payments as follows:

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

MGVJ’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Agreement being accurate as of such dates.

The Company issued and sold the shares of common stock to MGVJ in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Stock Purchase contains certain representations and warranties of MGVJ and the Company, including customary investment-related representations provided by MGVJ, as well as acknowledgements by MGVJ that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to the Investor in reliance on the exemption from the registration requirements set forth in the Securities Act of 1933 (the “Securities Act”) provided under Section 4(2) of the Securities Act and Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act.

On April 16, 2010, the Company signed an Amendment to the MGVJ Stock Purchase Agreement (“MGVJ Amended Agreement”) with MGVJ. Under the terms of the Amended Agreement and during the three months ended March 31, 2010, the Company sold to MGVJ 1,300,000 shares of Common Stock at a purchase price of $.05 per share, or an aggregate price of $65,000. In addition, the parties agreed to terminate the Stock Purchase Agreement dated January 26, 2010.

OTHER EQUITY ISSUANCES

On March 19, 2010, the compensation committee awarded Mr. Scott, its Chief Financial Officer, 400,000 shares of restricted stock under the 2007 Stock Incentive Plan. The award was granted at the fair market price of $0.014 per share based on the adjusted closing price on March 18, 2010, the last trading day before the compensation committee approved the award. In accordance with the 2007 Stock Incentive Plan, the award vested on March 19, 2010.

Share Repurchase Program

The following information summarizes the purchases through March 31, 2010 related to our share repurchase plan:

	Total		Total No. of	Maximum No. of
	No. of	Ave. Price	Share Purchased	Shares that can be
	Shares	Paid Per	as part of Publicly	Purchased Under
Period (1)	Purchases	Share	Announced Plan	the Plan

Year Ended December 31, 2007
April 2, 2007- April 30, 2007	1,866,355	$0.251	1,866,355	—
July 1, 2007-July 31, 2007	30,000	0.398	30,000	—
August 1, 2007- August 31, 2007	135,000	0.437	135,000	—
September 1, 2007- September 30, 2007	60,000	0.481	60,000	—
October 1, 2007- October 31, 2007	15,000	0.478	15,000	—
November 1, 2007- November 30, 2007	31,500	0.427	31,500	—
December 1, 2007- December 31, 2007	516,400	0.347	516,400	—
	2,654,255	0.281	2,654,255	4,000,000

Total Purchased Treasury shares Year ended December 31, 2007	2,654,255	—	2,654,255	4,000,000
Transfer to Slate Consulting Co Ltd (2)	(2,026,355)	(0.267)
Net effective total year ended December 31, 2007	627,900	0.323	2,654,255	4,000,000

Balance at December 31, 2007	627,900	—	2,654,255	4,000,000
Activity Trans. Period - 3 mo. Ended March 31, 2008	—	—	—	—
Activity Trans. Period - Year Ended March 31, 2009	—	—	—	—

Activity - Year Ended March 31, 2010

Sale of Slate back to CEO of Slate for return of IA shares (1,000,000 @ $0.03)	1,000,000	0.030	—	—

Total as of March 31, 2010	1,627,900	$0.174	2,654,255	4,000,000

(1)   On March 22, 2007, IA Global's Board of Directors authorized and announced a stock repurchase program for up to four million shares, starting on April 2, 2007.

(2)   Shares transferred to Slate Consulting Co Ltd as of December 31, 2007 related to the equity investment that closed August 24, 2007.

The above assumes that $100 was invested in the common stock and each index on March 31, 2005. Although the Company has not declared a dividend on its common stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the periods presented should not be considered indicative of future returns. The foregoing table shall not be deemed incorporated by reference by any general statement incorporating by reference the Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under the acts.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of March 31, 2010 related to the equity compensation plans in effect at that time.

	(a)	(b)	(c)
Number of securities
remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price of	under equity compensation
	exercise of outstanding	outstanding options,	plan (excluding securities
Plan Category	options, warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plan
approved by shareholders (1)	9,103,929	0.063	5,327,221
Equity compensation plans
not approved by shareholders	—	—	—
Total	9,103,929	0.063	5,327,221

(1)   Awards granted under the 2007 Plan and the 1999 and 2000 Stock Incentive Plans (the "Plans"). No further awards may be granted under the Plans.

ITEM 6.  SELECTED FINANCIAL DATA

In the following tables, we provide you with our selected consolidated historical financial and other data. We have prepared the consolidated selected financial information using our consolidated financial statements for the years ended March 31, 2010 and 2009, the three months ended March 31, 2008 and the year ended December 31, 2007. When you read this selected consolidated historical financial and other data, it is important that you read along with it the historical financial statements and related notes in our consolidated financial statements included in this report, as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

			Three Months
	Years Ended March 31,		Ended	Years Ended December 31,
	2010	2009	March 31, 2008	2007	2006	2005

(dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$—	$—	$—	$—	$—	$—
Net loss from continuing operations	(7,456)	(13,013)	(803)	(2,987)	(2,544)	(2,074)
Net (loss) profit	(574)	(20,242)	360	(8,259)	(3,770)	(2,071)
Net (loss) profit applicable to common shareholders	(574)	(20,242)	360	(8,259)	(3,770)	(2,071)
Net loss per share from continuing operations	(0.03)	(0.07)	—	(0.02)	(0.02)	(0.02)
Net loss per share	—	(0.11)	—	(0.05)	(0.03)	(0.02)

BALANCE SHEET DATA:
Total assets	2,548	25,190	34,940	29,922	21,640	28,134
Stockholder's (deficit) equity	(534)	(6,285)	5,130	4,884	9,259	6,016

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

During the year ended March 31, 2010 and 2009, we had no revenues from continuing operations. During the year ended March 31, 2010 and 2009, we had approximately $.6 million and $20.2 million, respectively.

Certain recent developments relating to our recent efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the notes to the financial statements included in this report.

DECONSOLIDATION OF GLOBAL HOTLINE, INC.

As has been previously disclosed, we pledged its shares of Global Hotline as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, by such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 9, 2009, H Capital submitted documents claiming ownership of the Company’s 600 shares of Global Hotline. Global Hotline’s management previously provided the Company’s stock certificates to H Capital in March 2009.

Although we have engaged Japanese corporate counsel to sue H Capital for damages, these events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, we did not have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

BUSINESS PROCESS OUTSOURCING

In the Philippines, we acquired 100% of Shift on April 10, 2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines. On June 14, 2010, we outsourced our call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010. As a result, we accounted for Global Hotline Philippines as a discontinued operation.

CHANGE IN FISCAL YEAR

On July 25, 2007, the Board of Directors resolved that the fiscal year of the Company that began on January 1, 2007 would end on December 31, 2007, and from that date forward, the fiscal year of the Company will be the period beginning on April 1 of each year and ending on March 31 of the following year. The Company filed a Form 10-K for the calendar year ending December 31, 2007 and filed a Transition Report on Form 10-K to reflect the three month transition period of January 1, 2008 through March 31, 2008.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from year-to-year.

(dollars in thousands)

	Year Ended March 31,
	2010	2009	$ Variance	% Variance
	(audited)	(audited)
Revenue	$—	$—	$—	0.0%
Cost of sales	—	—	—	0.0%
Gross profit	—	—	—	0.0%
Selling, general and administrative expenses	2,479	2,465	14	0.6%
Operating loss	(2,479)	(2,465)	(14)	0.6%
Other income (expense):
Interest income	—	14	(14)	-100.0%
Interest expense and amortization of beneficial conversion feature	(168)	(332)	164	49.4%
Other income	20	269	(249)	-92.6%
Gain on equity investment in Australia Secured Financial Limited	—	265	(265)	-100.0%
Gain on equity investment in GPlus Media Co Ltd	—	13	(13)	-100.0%
Loss on equity investment in Slate Consulting Co Ltd	(16)	(10)	(6)	-60.0%
Loss on investment in Taicom Securities Co Ltd	—	(422)	422	100.0%
Loss on forfeiture of Taicom Securities Co Ltd	(2,820)	—	(2,820)	-100.0%
Retirement of debt	—	(60)	60	100.0%
Loss on sale of Slate Consulting Co Ltd	(1,285)	—	(1,285)	-100.0%
Loss on sale of Taicom Securities Co Ltd	—	(1,737)	1,737	100.0%
Loss on sale of GPlus Media Co Ltd	—	(1,287)	1,287	100.0%
Impairment of equity investment in Australian Secured Financial Limited	—	(7,195)	7,195	100.0%
Impairment of Global Hotlines Philippines investment	(793)	—	(793)	-100.0%
Gain on sale of IA Global Co Ltd	91	—	91	100.0%
Loss on foreign currency transaction adjustment	(6)	(66)	60	90.9%
Total other expense	(4,977)	(10,548)	5,571	52.8%
(Loss) from continuing operations	(7,456)	(13,013)	5,557	42.7%
Gain (loss) from discontinued operations	7,199	(7,229)	14,428	199.6%
Net loss	(257)	(20,242)	19,985	98.7%
Deemed Preferred Stock Dividend	(317)	—	(317)	-100.0%
Net loss attributable to common shareholders	$(574)	$(20,242)	$19,668	97.2%

YEAR ENDED MARCH 31, 2010 COMPARED TO THE YEAR ENDED MARCH 31, 2009

EXPENSES

Selling, general and administrative expenses for the year ended March 31, 2010 increased $14,000 to $2,479,000 as compared to $2,465,000for the year ended March 31, 2009. The expenses for the year ended March 31, 2010 included $200,000 in severance and forensic audit expenses of $414,000 incurred during the review of Global Hotline.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, severance, rent, forensic audit, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the year ended March 31, 2010 was $4,977,000 as compared to $10,548,000 for the year ended March 31, 2009. The other expense increase was primarily related to the loss on forfeiture of Taicom Securities Co Ltd of $2,820,000, the loss on sale of Slate Consulting Co Ltd of $1,285,000 and the impairment of the Global Hotlines Philippines investment of $793,000.

On December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,820,000.

On December 16, 2009, the Company sold its 20.25% interest in Slate to Ray Pedersen, Chief Executive Officer of Slate. We reported an impairment loss of approximately $1,285,000 as a result of the sale during the year ended March 31, 2010.

Other expense for the year ended March 31, 2009 was $10,548,000. The other expense increase was primarily related to a net loss on equity investments of $154,000, a loss on sale of securities to Taicom of $1,737,000 and GPlus Media of $1,287,000, an impairment write-down on our ASFL equity investment of $7,195,000 and interest expense of $327,000, offset by other income of $269,000.

NET LOSS

Net loss for the year ended March 31, 2010 was $574,000 as compared to a net loss of $20,242,000 for the year ended March 31, 2009.

During the year ended March 31, 2010 and 2009, respectively, we recorded net loss on discontinued operations of $2.9 million and $7.2 million at Global Hotline and Global Hotline Philippines. Also, on December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

On June 14, 2010, we outsourced our call center operations and recorded an asset impairment of $793,000 as of March 31, 2010. As a result, we accounted for Global Hotline Philippines as a discontinued operation for periods ending after March 31, 2010.

On April 1, 2009, the Company agreed to issue preferred stock to AMV for $317,000 in the Amendment to Share Exchange Agreement. The Company valued the conversion feature of such Preferred Stock to be $317,000 and recorded a deemed dividend during the year ended March 31, 2010.

(dollars in thousands)

	Year Ended March 31,
	2009	2008	$ Variance	% Variance
	(audited)	(unaudited)
Revenue	$—	$—	$—	0.0%
Cost of sales	—	—	—	0.0%
Gross profit	—	—	—	0.0%
Selling, general and administrative expenses	2,465	2,070	395	19.1%
Operating loss	(2,465)	(2,070)	(395)	19.1%
Other income (expense):
Interest income	14	14	—	0.0%
Interest expense and amortization of beneficial conversion feature	(332)	(767)	435	56.7%
Other income	269	28	241	860.7%
Gain (loss) on equity investment in Australia Secured Financial Limited	265	(227)	492	216.7%
Gain on equity investment in GPlus Media Co Ltd	13	20	(7)	-35.0%
Loss on equity investment in Slate Consulting Co Ltd	(10)	(44)	34	-77.3%
Loss on investment in Taicom Securities Co Ltd	(422)	—	(422)	-100.0%
Retirement of debt	(60)	—	(60)	-100.0%
Conversion of debenture expense	—	(120)	120	100.0%
Loss on sale of Taicom Securities Co Ltd	(1,737)	—	(1,737)	-100.0%
Loss on sale of GPlus Media Co Ltd	(1,287)	—	(1,287)	-100.0%
Impairment of equity investment in Australian Secured Financial Limited	(7,195)	—	(7,195)	-100.0%
(Loss) gain on foreign currency transaction adjustment	(66)	9	(75)	-833.3%
Total other expense	(10,548)	(1,087)	(9,461)	-870.4%
Loss from continuing operations	(13,013)	(3,157)	(9,856)	-312.2%
(Loss) from discontinued operations	(7,229)	(3,897)	(3,332)	-85.5%
Net loss	$(20,242)	$(7,054)	$(13,188)	-187.0%

YEAR ENDED MARCH 31, 2009 COMPARED TO THE YEAR ENDED MARCH 31, 2008 (UNAUDITED)

EXPENSES

Selling, general and administrative expenses for the year ended March 31, 2009 increased $395,000 to $2,465,000 as compared to $2,070,000for the year ended March 31, 2009.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the year ended March 31, 2009 was $10,548,000 as compared to $1,087,000 for the year ended March 31, 2008. The other expense increase was primarily related to a net loss on equity investments of $154,000, a loss on sale of securities to Taicom of $1,737,000 and GPlus Media of $1,287,000, an impairment write-down on our ASFL equity investment of $7,195,000 and interest expense of $327,000, offset by other income of $269,000.

Other expense for the year ended March 31, 2008 was primarily related to interest expense and amortization of beneficial conversion feature of $767,000 and a net loss on equity investments of $251,000.

NET LOSS

Net loss for the year ended March 31, 2009 was $20,242,000 as compared to a net loss of $7,054,000 for the year ended March 31, 2008.

During the year ended March 31, 2009 and 2008, respectively, we recorded net loss on discontinued operations of $7.2 million and $3.9 million at Global Hotline and Global Hotline Philippines.

(dollars in thousands)

	3 Months Ended March 31,
	2008	2007	$ Variance	% Variance
	(audited)	(unaudited)
Revenue	$—	$—	$—	0.0%
Cost of sales	—	—	—	0.0%
Gross profit	—	—	—	0.0%
Selling, general and administrative expenses	501	471	30	6.4%
Operating loss	(501)	(471)	(30)	6.4%
Other income (expense):
Interest income	—	19	(19)	-100.0%
Interest expense and amortization of beneficial conversion feature	(210)	(196)	(14)	-7.1%
Other income	14	—	14	100.0%
(Loss) gain on equity investment in Australia Secured Financial Limited	(94)	15	(109)	-726.7%
Gain on equity investment in GPlus Media Co Ltd	7	—	7	100.0%
Loss on equity investment in Slate Consulting Co Ltd	(17)	—	(17)	-100.0%
Loss on foreign currency transaction adjustment	(2)	—	(2)	-100.0%
Total other expense	(302)	(162)	(140)	86.4%
Loss from continuing operations	(803)	(633)	(170)	-26.9%
Gain (loss) from discontinued operations	1,163	(211)	1,374	651.2%
Net profit (loss)	$360	$(844)	$1,204	142.7%

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

EXPENSES

Selling, general and administrative expenses for the three months ended March 31, 2008 increased $30,000 to $501,000 as compared to $471,000for the three months ended March 31, 2007.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the three months ended March 31, 2008 was $302,000 as compared to $162,000 for the three months ended March 31, 2007. The other expense increase was primarily related to interest expense and amortization of beneficial conversion feature of $210,000 and a net loss on equity investments of $104,000.

Other expense for the three months ended March 31, 2007 was primarily related to interest expense and amortization of beneficial conversion feature of $196,000.

NET PROFIT (LOSS)

Net profit for the three months ended March 31, 2008 was $360,000 as compared to a net loss of $844,000 for the three months ended March 31, 2007.

During the three months ended March 31, 2008, we recorded a net profit on discontinued operations of $1.2 million at Global Hotline and Global Hotline Philippines. During the three months ended March 31, 2007, we recorded a net loss on discontinued operations of $.2 million at Global Hotline and Global Hotline Philippines.

(dollars in thousands)

	Year Ended December 31,
	2007	2006	$ Variance	% Variance
	(audited)	(audited)
Revenue	$—	$—	$—	0.0%
Cost of sales	—	—	—	0.0%
Gross profit	—	—	—	0.0%
Selling, general and administrative expenses	2,040	1,779	261	14.7%
Operating loss	(2,040)	(1,779)	(261)	14.7%
Other income (expense):
Interest income	33	91	(58)	-63.7%
Interest expense and amortization of beneficial conversion feature	(753)	(797)	44	-5.5%
Other income	14	—	14	100.0%
Gain on equity investment in Australia Secured Financial Limited	(120)	70	(190)	-271.4%
Gain on equity investment in GPlus Media Co Ltd	13	—	13	100.0%
Loss on equity investment in Slate Consulting Co Ltd	(26)	—	(26)	-100.0%
Conversion of debenture expense	(120)	—	(120)	-100.0%
Loss on foreign currency transaction adjustment	12	(129)	141	109.3%
Total other expense	(947)	(765)	(182)	-23.8%
Loss from continuing operations before income taxes	(2,987)	(2,544)	(443)	-17.4%
(Loss) from discontinued operations	(5,272)	(1,226)	(4,046)	-330.0%
Net loss	$(8,259)	$(3,770)	$(4,489)	-119.1%

YEAR ENDED DECEMBER 31, 2007 VS. YEAR ENDED DECEMBER 31, 2006

EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2007 increased $261,000 to $2,040,000 as compared to $1,779,000for the year ended December 31, 2006.

The selling, general and administrative expenses consisted primarily of employee and independent contractor expenses, rent, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option and other general and administrative costs.

OTHER INCOME/EXPENSE

Other expense for the year ended December 31, 2007 was $947,000 as compared to $765,000 for the year ended December 31, 2006. The other expense increase was primarily related to interest expense and amortization of beneficial conversion feature of $753,000 and a net loss on equity investments of $133,000.

Other expense for the year ended December 31, 2006 was primarily related to interest expense and amortization of beneficial conversion feature of $797,000.

NET LOSS

Net loss for the year ended December 31, 2007 was $8,259,000 as compared to a net loss of $3,770,000 for the year ended December 31, 2006.

During the year ended March 31, 2009 and 2008, respectively, we recorded net loss on discontinued operations of $5.3 million and $1.2 million at Global Hotline and Global Hotline Philippines.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $2.2 million, a net working capital deficit of approximately $.3 million and total indebtedness of $.2 million as of March 31, 2010. This reflects the $2.2 million escrow deposit that was returned April 16, 2010.

We will need to obtain additional financing to implement the business plan, service our debt repayments and acquire new businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, whether the terms or conditions would be acceptable to us.

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

Since our inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several subsequent private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $24.1 million as of March  31, 2010, with approximately $8.8 million raised in the initial public offering, $11.8 million raised in private placements and $4.0 million raised in the conversion of debt, offset by $0.8 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $32.4 million, including $7.0 million from the ASFL equity investment, $4.1 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $7.3 million issued for services, $3.6 million related to a beneficial conversion feature, $4.0 million from debenture conversions, and $3.1 million related to the GHI acquisition. Additional funding was obtained from notes payable and long term debt of approximately $.2 million.

OPERATING ACTIVITIES

Net cash used in operating activities for the year ended March 31, 2010 was $1.4 million. This amount was primarily related to depreciation and amortization and other non-cash expenses of $ 4.8 million, an increase in accounts payable of $.4 million and an increase in accrued liabilities and payroll taxes of $.3 million, offset by a net loss of $.3 million and net cash used for discontinued operations $6.6 million.

On December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

In the Philippines, we acquired 100% of Shift on April 10, 2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines. On June 14, 2010, we outsourced our call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010. As a result, we accounted for Global Hotline Philippines as a discontinued operation for periods ending after March 31, 2010.

FINANCING ACTIVITIES

Net cash provided by financing activities for the year ended March 31, 2010 was $3.6 million. This amount was primarily related to the sale of common stock of $3.2 million, proceeds from debt of $.1 million and $.3 million from the sale of preferred stock. We returned the $2.2 million escrow deposit on April 16, 2010.

The Company’s contractual cash obligations as of March 31, 2010 are summarized in the table below (1):

Contractual		Less Than			Greater Than
Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$2,253	$2,253	$0	$0	$0
Note payable	205,500	6,000	199,500	0	0
Capital expenditures	0	0	0	0	0
Acquisitions	0	0	0	0	0
	$207,753	$8,253	$199,500	$0	$0

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

We were exposed to foreign currency risks due to our operations in Japan and the Philippines. We do not trade in hedging instruments or “other than trading” instruments and we are exposed to foreign currency exchange risks.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control--Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

The effectiveness of our internal control over financial reporting as of March 31, 2010 has not been audited by Sherb & Co., LLP, an independent registered public accounting firm, as stated in their report which is included herein.

CHANGES IN INTERNAL CONTROL

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially effected or is likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There were no disclosures of any information required to be filed on Form 8-K during the three months ended March 31, 2010 that were not filed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages of IA Global's executive officers, as of July 14, 2010, as well as certain biographical information, is set forth below.

Name	Age	Positions and Offices Held	Since
Brian Hoekstra	50	Director	August 2, 2009
		Chief Executive Officer	September 4, 2009

Mark Scott	57	Chief Financial Officer	October 2, 2003
		President	August, 2005 - February 2007
		Chief Operating Officer	February 2007 - August 24, 2009
		Secretary	January, 2004
		Director	January, 2004 - December 2008

Ryuhei Senda	50	Management Director	August 2, 2009

Michael Garnreiter	58	Independent Director	September 4, 2009

Jack Henry	66	Independent Director	September 4, 2009

Greg LeClaire	41	Independent Director	September 4, 2009

Business Experience Descriptions

Brian Hoekstra

Mr. Hoekstra has more than 25 years of professional experience including corporate management, strategic planning, intellectual property, and business development, as well as extensive technical expertise in lasers, optics, solar, LCD, semiconductor, and materials processing. From September 1999 until September 2009, he was Founder, President & CEO of Applied Photonics, Inc., a leading laser solutions provider for the flat panel display industry with an installation base located primarily in Asia.

From February 1998 until September 1999, Mr. Hoekstra was Vice President, Technology at Accudyne Corporation, a semiconductor capital equipment manufacturer.  From 1992 until 1998, he held various corporate and contractor positions specializing in licensing, marketing, technology transfer, and commercialization.  Clients included the State of Florida, Disney, and NASA. From 1986 until 1992, he was Deputy Director of a NASA Commercial Center specializing in space-based crystal growth and a co-investigator on several space shuttle experiments. From 1984 until 1986, he was a leading researcher at the Air Force Materials Laboratory at Wright Patterson AFB, Ohio and was the DoD technical representative for the International Space Station Microgravity Science Advisory Board.

Mr. Hoekstra graduated from Illinois Institute of Technology with a bachelor's degree in physics in 1981, attended the U.S. Air Force Academy from 1977 until 1979, and has completed numerous professional military and continuing education courses. He was an independent director of Amtech Systems, Inc. (NASDAQ: ASYS) from February 19, 2007 until December 21, 2009.

Ryuhei Senda

Mr. Senda has more than 25 years of professional experience including project and corporate management, strategic planning and business development, as well as management of investment funds. Mr. Senda was Director of Business Development of Applied Photonics, Inc., a leading laser solutions provider for the flat panel display industry from April 2004 to February 2009.

Mr. Senda was the project manager of Mitsubishi Corporation in Japan from April 1992 to March 2004 and played key roles introducing and spreading 2D bar code in Japanese and U.S. markets. At the same time, he managed the investment fund for the next generation technologies funded by Mitsubishi Corporation and certain other major Japanese companies.

Mr. Senda graduated from Hitotsubashi University in Tokyo, Japan with a bachelor’s degree of business in 1981.

Michael Garnreiter

Mr. Garnreiter is currently a consultant to Fenix Financial Forensics, a Scottsdale Arizona based consulting firm, providing expert testimony and litigation support to the legal and corporate legal communities. From August 2006 through December 2009, Mr. Garnreiter was Managing Member of Rising Sun Restaurant Group, L.L.C., a private restaurant operating company. From April 2002 through June 2006, Mr. Garnreiter was Executive Vice President, Treasurer, and Chief Financial Officer of the Main Street Restaurant Group, a $225 million public restaurant operating company.

Mr. Garnreiter is also a director of TASER International, Inc. (NASDAQ: TASR), Knight Transportation Inc. (NYSE: KNX) and Amtech Systems, Inc. (NASDAQ: ASYS). Mr. Garnreiter previously served as a general partner of the international accounting firm of Arthur Andersen from 1974 through his retirement in March 2002. Mr. Garnreiter holds a B.S. degree in accounting from California State University at Long Beach and is a Certified Public Accountant.

Mr. Garnreiter is the chairman of our Audit Committee and a member of our Nominations and Governance and Compensation Committees.

Jack Henry

Mr. Henry has served on the board of directors of Grand Canyon Education, Inc. (NASDAQ: LOPE) since November 2008 and currently serves as the chairman of its audit committee. He also currently serves on the boards of directors of several private companies and previously served on the boards of directors of five other public-reporting companies. Mr. Henry co-founded and is currently the President of the Arizona Chapter of the National Association of Corporate Directors (NACD).

Mr. Henry began his career in 1966 with Arthur Andersen. He became a Partner in 1976 and was Managing Partner of the Phoenix office from 1982 to 2000. In 2000, Jack retired from Arthur Andersen and formed Sierra Blanca Ventures LLC, a private consulting and investment firm. He has served in a variety of community positions including chairman of the Arizona Chamber of Commerce and Greater Phoenix Leadership, Greater Phoenix Economic Council, Arizona Business Hall of Fame, Phoenix Convention & Visitors Bureau, Junior Achievement, Violence Prevention Initiative, Arizona Economic Forum and the Super Bowl ‘96 Executive Committee.

Mr. Henry is a frequent speaker and consultant on audit committee and corporate governance matters. Mr. Henry holds both a bachelor’s degree and an MBA from the University of Michigan.

Greg LeClaire

Mr. LeClaire has served as a director of our Company since September 2009.  He currently serves as Chief Financial Officer of ePercipio LLC, an online training company.  He is also a member of the board of directors and chairman of the audit committee of LiveDeal, Inc. (NASDAQ: LIVE).

From June 2009 to January 2010, he served as a financial, operational and strategic development consultant in the technology sector.  He was Chief Financial Officer and Corporate Secretary of ClearOne Communications, Inc. (NASDAQ: CLRO), a manufacturer and marketer of audio conferencing and related products, from September 2006 until May 2009.

From April 2006 until August 2006, Mr. LeClaire served as Vice President – Finance and Administration for LiveDeal, Inc., an Internet classifieds company that was acquired by a publicly-traded company.  Prior to that, Mr. LeClaire was Vice President and Chief Financial Officer of Utah Medical Products, Inc. (NASDAQ: UTMD), a multi-national medical device corporation, from January 2001 until April 2006.

Mr. LeClaire has significant experience in the areas of finance and accounting, SEC reporting, Sarbanes-Oxley compliance, budgeting and financial management.  He holds a Master of Science degree in management from Stanford University’s Graduate School of Business and a Bachelor of Science degree in accounting from the University of Utah.

Audit Committee

The Audit Committee has three members and met five times during the year ended March 31, 2010. The Audit Committee is comprised solely of non-employee Directors, The Board has determined that all the members of the Audit Committee are financially literate. The Board also has determined that Mr. Michael Garnreiter, Chairman of the Audit Committee, is an Audit Committee Financial Expert under SEC regulations adopted under the Sarbanes-Oxley Act of 2002. The Board has adopted a charter for the Audit Committee, a copy of which is available on the Company's website at www.iaglobalinc.com.

The Audit Committee's responsibilities, discussed in detail in the charter include, among other duties, the responsibility to:

- appoint the independent registered accounting firm;

- review the arrangements for and scope of the audit by independent registered accounting firm;

- review the independence of the independent registered accounting firm;

- consider the adequacy and effectiveness of the system of internal accounting and financial controls and review any proposed corrective actions;

- review and monitor our policies regarding business ethics and conflicts of interest;

- discuss with management and the independent auditors our draft quarterly interim and annual financial statements and key accounting and reporting matters; and

- review the activities and recommendations of our accounting department.

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

The Company's Code of Conduct includes the following:

- promotes honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest;

- promotes the full, fair, accurate, timely and understandable disclosure of the Company's financial results in accordance with applicable disclosure standards, including, where appropriate, standards of materiality;

- promotes compliance with applicable SEC and governmental laws, rules and regulations;

- deters wrongdoing; and

- requires prompt internal reporting of breaches of, and accountability for adherence to, the Code of Conduct.

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

Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that during 2010 its executive officers, directors and 10% holders complied with all filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW OF COMPENSATION PROGRAM

This Compensation Discussion and Analysis describes the material elements of compensation awarded to, earned by or paid to each of our named executive officers who served during the year ended March 31, 2010. This compensation discussion primarily focuses on the information contained in the following tables and related footnotes and narrative for the last completed fiscal year, but we also describe compensation actions taken after the last completed fiscal year to the extent that it enhances the understanding of our executive compensation disclosure.

The compensation committee (for purposes of this analysis, the "committee") of the Board has responsibility for overseeing, reviewing and approving executive compensation and benefit programs in accordance with the committee’s charter.  The members of the committee are Greg LeClaire (Chairman), Michael Garnreiter and Jack Henry.

During 2010, the Company changed its board of directors during August and September 2009 and its chief executive officer, Mr. Derek Schneideman resigned August 2, 2009. Mr. Brian Hoekstra was appointed chief executive officer on September 4, 2009.

On December 8, 2009, the Company deconsolidated the operations of Global Hotline, effective as of July 1, 2009. As a result, Mr. Anan and Nagae are no longer named executive officers.

Throughout this proxy statement, the individuals who served as the Company's chief executive officer and chief financial officer during the year ended March 31, 2010, are referred to as the "named executive officers".

COMPENSATION PHILOSOPHY AND OBJECTIVES

The major compensation objectives for named executive officers are as follows:

•	to attract and retain highly qualified individuals capable of making significant contributions to the long-term success of the Company;

•	to motivate and reward named executive officers whose knowledge, skills, and performance are critical to the Company’s success;

•	to closely align the interests of the Company’s named executive officers and other key employees with those of its shareholders; and

•	to utilize incentive based compensation to reinforce performance objectives and reward superior performance; and

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

SETTING EXECUTIVE COMPENSATION

The committee believes that compensation for named executive officers must be managed to what the Company can afford and in a way that allows for the Company to meet its goals for overall performance. During 2010, the committee reduced the base salary paid to the named executive officers during 2010 based on the financial condition of the Company. The committee does not use a peer group of publicly-traded and privately-held companies in structuring the compensation packages.

EXECUTIVE COMPENSATION COMPONENTS FOR THE YEAR ENDED MARCH 31, 2009

The committee did not use a formula for allocating compensation among the elements of total compensation during the year ended March 31, 2010. The committee believes that in order to attract and retain highly effective people it must maintain a flexible compensation structure. For the year ended March 31, 2010, the principal components of compensation for named executive officers were base salary, performance-based incentive compensation, stock awards and stock option grants.

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

Base salaries for the Company's named executive officers are initially established based on their prior experience, the scope of their responsibilities and the applicable competitive market compensation paid by other companies for similar positions. During 2010, the committee reduced the base salary paid to the named executive officers based on the financial condition of the Company. Based upon review of its compensation criteria, the committee had established base salaries for its chief executive officer and chief financial officer of $250,000 and $200,000, respectively. However, based on the financial condition of the Company, the committee set the base salary at $98,000 for the chief executive officer on September 4, 2009 and $96,000 for the chief financial officer on August 24, 2009.

Performance-Based Incentive Compensation

The committee believes incentive compensation reinforces performance objectives, rewards superior performance and is consistent with the creation of stockholder value. All of the Company's named executive officers are eligible to receive performance-based incentive compensation. The committee reduced the cash component of performance-based incentive compensation paid to the named executive officers during 2010 based on the financial condition of the Company.

Mr. Schneideman resigned August 2, 2010 and did not receive incentive compensation during the year ended March 31, 2010.

Mr. Hoekstra's incentive compensation during the year ended March 31, 2010 included the following:

The committee awarded Mr. Hoekstra 800,000 shares of restricted stock at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on November 4, 2009, the last trading day before the committee meeting. In accordance with the Company’s 2007 Stock Incentive Plan, the restricted stock award vests in quarterly installments over three years beginning on September 4, 2009.

Mr. Scott's incentive compensation during the year ended March 31, 2010 included the following:

On August 24, 2009, the board of directors awarded Mr. Scott 200,000 shares of restricted stock at the fair market price of $0.05 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the restrictions on the restricted stock lapsed on November 23, 2009.

On March 19, 2010, the committee awarded Mr. Scott 400,000 shares of stock at the fair market price of $0.014 per share based on the adjusted closing price on March 18, 2010, the last trading day before the committee approved the grant. In accordance with the 2007 Stock Incentive Plan, the grant vested on March 19, 2010.

On March 19, 2010, the committee authorized a $10,000 discretionary bonus to be paid to Mr. Scott on or before April 14, 2010.

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

The Stock Option Program assists the Company by:

- enhancing the link between the creation of stockholder value and long-term executive incentive compensation;

- providing an opportunity for increased equity ownership by executives; and

- maintaining competitive levels of total compensation.

Stock option award levels are determined based on market data, vary among participants based their positions within the Company and are granted by and at the discretion of the committee. Newly hired executive officers or promoted executive officers are generally awarded stock options, at the discretion of the committee, at the next regularly scheduled committee meeting on or following their hire or promotion date. In addition, such executives are eligible to receive additional stock option on a discretionary basis after performance criteria are achieved.

Options are awarded at the closing price of the Company's common stock on the date of the grant or last trading day prior to the date of the grant. The committee's policy is not to grant options with an exercise price that is less than the closing price of the Company's common stock on the grant date.

On June 17, 2009, certain key executives, employees, and directors of the Company voluntarily cancelled stock option grants to purchase an aggregate of 5,439,583 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share.

On June 17, 2009, the Company awarded stock option grants totaling 5,439,583 shares to certain key executives, employees, and directors. The grants were priced at $.05 per share, the closing price of the Company’s common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants immediately vested and expire on June 16, 2019.

Generally, the majority of the options granted by the committee vest quarterly over three years of the ten-year option term. Vesting and exercise rights cease upon termination of employment and/or service, except in the case of death (subject to a one year limitation), disability or retirement. Stock options vest immediately upon termination of employment without cause or an involuntary termination following a change of control. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

Mr. Schneideman, the Company’s former Chief Executive Officer, received the following stock option grants during the year ended March 31, 2010:

On June 17, 2009, Mr. Schneideman voluntarily cancelled stock option grants to purchase an aggregate of 2,000,000 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share. On June 17, 2009, the Company awarded stock option grants totaling 2,000,000 shares to Mr. Schneideman. The grants were priced at $.05 per share, the closing price of the Company’s common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants immediately vested and expire on June 16, 2019. The stock options were granted as an incentive to Mr. Schneideman.

Mr. Hoekstra, the Company’s Chief Executive Officer received the following stock option grants during the year ended March 31, 2010:

On September 4, 2009, the Company awarded to Mr. Hoekstra an option to purchase 400,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on the date of the award. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on September 3, 2019. This grant was issued in conjunction with Mr. Hoekstra’s appointment to the board of directors.

On November 5, 2009, the compensation committee awarded Mr. Hoekstra an option to purchase 1,200,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on November 4, 2009, the last trading day before the compensation committee approved the award. The stock option vests quarterly over three years beginning on September 4, 2009 and expires on September 3, 2019. The grant was made in conjunction with his appointment as the Company’s Chief Executive Officer. The grant was based on market compensation paid by other companies for similar positions.

Mr. Scott, the Company’s Chief Financial Officer, received the following stock option grants during the year ended March 31, 2010:

On June 17, 2009, Mr. Scott voluntarily cancelled stock option grants to purchase an aggregate of 2,000,000 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share. On June 17, 2009, the Company awarded stock option grants totaling 2,000,000 shares to Mr. Scott. The grants were priced at $.05 per share, the closing price of the Company’s common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants immediately vested and expire on June 16, 2019. The stock options were granted as an incentive to Mr. Scott.

On August 24, 2009, the Company awarded Mr. Scott an option to purchase 300,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.05 per share based on the adjusted closing price of the Company’s common stock on August 20, 2009, the last trading day before the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the stock option vests quarterly over three years and expires on August 23, 2019.The grant was made as an incentive based component of Mr. Scott’s compensation and based on market compensation paid by other companies for similar positions.

RETIREMENT AND OTHER BENEFITS

The Company has no other retirement, savings, long-term stock award or other type of plans for the named executive officers.

PERQUISITES AND OTHER PERSONAL BENEFITS

During the year ended March 31, 2010, the Company provided the named executive officers with perquisites and other personal benefits that the Company and the committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The committee expects to review the levels of perquisites and other personal benefits provided to named executive officers. In addition, the Company paid $13,183 for a Tokyo apartment for the former Chief Executive Officer. During a portion of fiscal year 2010, since he spent a considerable amount of time working in Japan at the Company's operations, the Company paid for a Tokyo apartment.

Currently, the Company has Employment Agreements with Brian Hoekstra, the Company's Chief Executive Officer and Mark Scott, the Chief Financial Officer, see page 39 for a description of these agreements. These Employment Agreements contain potential payments upon termination, see page 41 for further discussion of these payments.

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

Accounting for Stock-Based Compensation

Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program in accordance with the requirements of ASC 718, “Compensation-Stock Compensation.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee, composed entirely of independent directors in accordance with the applicable laws and regulations, sets and administers policies that govern the Company's executive compensation programs, and incentive and stock programs. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement.

THE COMPENSATION COMMITTEE

Greg LeClaire, Chairman

Michael Garnreiter

Jack Henry

REMUNERATION OF EXECUTIVE OFFICERS

The following table provides information concerning remuneration of the chief executive officer, the chief financial officer during the fiscal years ended March 31, 2010, 2009 and 2008.

						Non-Equity
						Incentive
				Stock	Option	Plan	All Other
Name and	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Principal Position	Ending	($) (5)	($) (5)	($) (4)	($) (2)	($) (1)	($) (3)	($)

Derek Schneideman	3/31/2010	$312,551	$—	$—	$100,000	$—	$17,470	$430,021
Chief Executive Officer	3/31/2009	$250,000	$—	$48,723	$169,000	$—	$15,704	$483,427
	3/31/2008	$250,000	$—	$—	$417,000	$30,000	$—	$697,000

Brian Hoekstra	3/31/2010	$56,078	$—	$32,000	$48,000	$—	$—	$136,078
Chief Executive Officer	3/31/2009	$—	$—	$—	$—	$—	$—	$—
	3/31/2008	$—	$—	$—	$—	$—	$—	$—

Mark Scott	3/31/2010	$154,439	$10,000	$15,600	$115,000	$—	$—	$295,039
Chief Financial Officer	3/31/2009	$200,000	$—	$43,441	$97,000	$—	$—	$340,441
	3/31/2008	$200,000	$—	$—	$314,250	$24,000	$—	$538,250

SUMMARY COMPENSATION TABLE

(1) The March 31, 2008 amounts reflect bonuses earned and paid for the year ended March 31, 2008 for Mr. Schneideman and Mr. Scott.

(2) These amounts reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended March 31, 2010, 2009 and 2008, in accordance with FASB ASC Topic 718 of awards pursuant to the 2007 Stock Incentive Plan. Assumptions used in the calculation of this amount are included in footnotes to the Company's audited financial statements for the fiscal years ended March 31, 2010, 2009 and 2008.

(3) The year ended March 31, 2010 amount reflects $13,183 for Tokyo apartment and $4,287 for consulting for Mr. Schneideman. The year ended March 31, 2019 amount reflects $15,704 for a Tokyo apartment for Mr. Schneideman.

(4) The amount for 2010 for Mr. Hoekstra includes $32,000 for the issuance of 800,000 shares of common stock related to his appointment as Chief Executive Officer. The amount for 2010 for Mr. Scott includes $10,000 and $5,600 for the issuance of 200,000 and 400,000 shares, respectively, of common stock for discretionary bonuses. The amounts for 2009 for Mr. Schneideman include a $38,106 increase in his base salary with the issuance of 131,400 shares common stock and a bonus of $10,617 with the issuance of 151,670 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009. The amounts for 2009 for Mr. Scott include a $35,478 increase in his base salary with the issuance of 131,400 shares of common stock and a bonus of $10,617 with the issuance of 151,670 shares common stock for achieving profitability targets of $730,844 for the quarter ended June 30, 2009.

(5) The year ended March 31, 2010 amounts reflects (i) $100,000 paid and $110,417 accrued, but not paid to Mr. Schneideman as severance under his Agreement and Full Release of Claims, which was effective as of August 2, 2009. On June 8, 2010, Mr. Schneideman converted $50,000 into 5,000,000 shares of common stock at $.01 per share; (ii) $20,147 paid and $35,661 accrued, but not paid to Mr. Hoekstra. On May 21, 2010, Mr. Hoekstra converted $15, 244 into 1,385,818 shares of common stock at $.011 per share; and (iii) $142,439 paid and $12,000 accrued, but not paid to Mr. Scott.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR ENDED MARCH 31, 2010

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards; Number of Shares of Stock or Units (#) (2)	All Other Option Awards; Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Derek Schneideman	6/17/2009	$ —	$ —	$ —	—	—	—	—	2,000,000	$ 0.050	$100,000

Brian Hoekstra	11/5/2009	$ —	$ —	$ —	—	—	—	800,000	1,200,000	$ 0.040	$ 80,000

Mark Scott	6/17/2009	$ —	$ —	$ —	—	—	—	—	2,000,000	$ 0.050	$100,000
	8/24/2009	$ —	$ —	$ —	—	—	—	200,000	300,000	$ 0.050	$ 25,000
	3/19/2010	$ —	$ —	$ —	—	—	—	400,000	—	$ 0.014	$ 5,600

(1)  The amount shown in this column reflects the number of options granted pursuant to the 2007 Stock Incentive Plan and vest either immediately or quarterly over three years.

(2)  The amount for 2010 for Mr. Hoekstra includes $32,000 for the issuance of 800,000 shares of common stock related to his appointment as Chief Executive Officer. The amount for 2010 for Mr. Scott includes $10,000 and $5,600 for the issuance of 200,000 and 400,000 shares, respectively, of common stock for discretionary bonuses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR ENDED MARCH 31, 2010

		Option Awards					Stock Awards
Name		Number of Securities Underlying Unexercised Options Exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options Unexerciseable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That HaveNot Vested ($)

Derek Schneideman	(2)	100,000	—	—	$ 0.14	2/12/2017	—	$ —	—	$ —
	(2)	200,000	—	—	$ 0.12	7/28/2018	—	$ —	—	$ —
	(3)	2,000,000	—	—	$ 0.05	6/16/2019	—	$ —	—	$ —

Brian Hoekstra	(1)	57,143	342,857	—	$ 0.04	9/3/2019	—	$ —	—	$ —
	(1)	1,107,692	92,308	—	$ 0.04	11/4/2019	—	$ —	—	$ —

Mark Scott	(2)	175,000	—	—	$ 0.15	2/22/2017	—	$ —	—	$ —
	(2)	200,000	—	—	$ 0.12	7/28/2018	—	$ —	—	$ —
	(2)	250,000	—	—	$ 0.06	1/29/2019	—	$ —	—	$ —
	(3)	2,000,000	—	—	$ 0.05	6/16/2019	—	$ —	—	$ —
	(1)	50,000	250,000	—	$ 0.05	8/23/2019	—	$ —	—	$ —

(1)  All options vest quarterly over a three year term. Such option awards have a ten year life.

(2)  On June 17, 2009, the Change of Control Provision 8.2 (d) was triggered under the Schneideman and Scott Agreements (as defined below) because during any period of twenty-four consecutive months, individuals who at the beginning of such period constituted the Board (including for this purpose any new director whose election or nomination for election by the Company's shareholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board. All stock options were vested as of June 17, 2009.

(3)  On June 17, 2009, Mr. Schneideman and Mr. Scott voluntarily cancelled stock option grants to purchase an aggregate of 2,000,000 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share.  On June 17, 2009, the Company awarded stock option grants totaling 2,000,000 shares each  to Mr. Schneideman and Mr. Scott.

OPTION EXERCISES AND STOCK VESTED

	Option Awards (1)		Stock Awards (2)
	Number of Shares	Value Realized	Number of Shares	Value Realized
Name	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
	(#)	($)	(#)	($)
Derek Schneideman	—	$—	—	$—
Brian Hoekstra	—	$—	800,000	$32,000
Mark Scott	—	$—	600,000	$15,600

(1) The Company’s named executive officers did not exercise any stock options during the year ended March 31, 2010, 2009 and 2008.

(2) The amount for 2010 for Mr. Hoekstra includes $32,000 for the issuance of 800,000 shares of common stock related to his appointment as Chief Executive Officer. The amount for 2010 for Mr. Scott includes $10,000 and $5,600 for the issuance of 200,000 and 400,000 shares, respectively, of common stock for discretionary bonuses.

PENSION BENEFITS

The Company does not provide any pension benefits.

NONQUALIFIED DEFERRED COMPENSATION

The Company's does not have a nonqualified deferral program.

EMPLOYMENT AGREEMENTS

During 2010, the Company changed its board of directors during August and September 2009 and its Chief Executive Officer, Mr. Derek Schneideman resigned August 2, 2009. Mr. Brian Hoekstra was appointed Chief Executive Officer on September 4, 2009.

Brian Hoekstra’s Employment Agreement

On November 5, 2009, the Company entered into an Employment Agreement with Brian Hoekstra, the Company’s Chief Executive Officer, which is effective as of September 4, 2009.

The Employment Agreement provides for a one-year term and is renewable on a mutually agreeable basis. The Company agreed to pay Mr. Hoekstra an annual base salary of $98,000, and provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Mr. Hoekstra is also eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee. If Mr. Hoekstra’s employment is terminated without Cause (as defined in the Employment Agreement), Mr. Hoekstra will be entitled to a payment equal to three months base salary paid at the Company’s discretion in a lump sum or over the subsequent year.

The Compensation Committee also awarded Mr. Hoekstra 800,000 shares of restricted stock and an option to purchase 1,200,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on November 4, 2009, the last trading day before the Compensation Committee granted such awards. In accordance with the Company’s 2007 Stock Incentive Plan, the restricted stock and the stock option vest in quarterly installments over three years beginning on September 4, 2009. The stock options expire on September 3, 2019.

Derek Schneideman's Employment Agreement

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

•

$100,000 was payable as of November 3, 2009.  On June 8, 2010, the Company agreed to issue 5,000,000 shares of common stock to Derek Schneideman, for $50,000, or $.01 per share, the date agreement was signed. The shares do not have registration rights. $50,000 remains payable as of March 31, 2010, provided that (i) the Company’s filings with the SEC are not determined to contain materially inaccurate information, material representations or material omissions, (ii) evidence of fraud or illegal acts on the part of Mr. Schneideman is not discovered, and (iii) Mr. Schneideman has not made any misrepresentations in connection with its purchase of the Shares, as described above.

Mr. Schneideman did not exercise his limited right to revoke the Separation Agreement and was paid $42,409 and is owed $10,417 as of March 31, 2010 for accrued but unpaid salary, benefits and business expense reimbursements as of the date of the Separation Agreement.

The Separation Agreement provides that Mr. Schneideman will continue to provide services to the Company as a consultant for a period of 12 months following the effective date of his resignation as Chief Executive Officer. In exchange for such services, the Company agreed to pay Mr. Schneideman $2,000 per month. The Company is entitled to terminate the consulting relationship upon 30 days advance notice and payment of the consulting fee to which Mr. Schneideman would be entitled in the 30 days following such notice. The Company has paid $4,287 and owes $10,475 in consulting fees as of March 31, 2010.

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

Mark Scott's Employment Agreement

On August 24, 2009, the Company entered into a new Employment Agreement with Mark Scott, which replaced his Employment Agreement dated September 5, 2007.

Mark Scott’s Employment Agreement (“Scott Agreement”) had a one-year term beginning on August 24, 2009, and is renewable on a mutually agreeable basis. The Company agreed to pay Mr. Scott an annual base salary of $96,000, and provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott Agreement, Mr. Scott is eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee based on criteria under development. If Mr. Scott’s employment is terminated without Cause (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to one year’s annual base salary paid at the Company’s discretion in a lump sum or over the next year.

On August 24, 2009, the board of directors awarded Mr. Scott 200,000 shares of restricted stock and an option to purchase 300,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.05 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of directors approved the grant. These options vest quarterly over three years from the date of the grant. In accordance with the 2007 Stock Incentive Plan, the restrictions on the restricted stock lapsed on November 23, 2009 and the stock options expire on August 23, 2019.

On May 17, 2010, the Company entered into an Amendment to Employment Agreement (“Amended Scott Agreement”) with Mark Scott, our Chief Financial Officer.

The Amended Scott Agreement allows Mr. Scott to serve as a consultant for unrelated businesses so long as such activities do not interfere with the performance of Executive’s duties under his Employment Agreement dated August 24, 2009.

Definitions Used in Employment Agreements

For purposes of the Employment Agreements described above, the following definitions apply:

1.   "Termination without Cause" means the Company involuntarily terminates the executive's at any time and for any reason, or no reason whatsoever, upon written notice to the executive.

2.   "Cause": means:

(i)	Executive’s willful and continued refusal to substantially perform his duties hereunder;

(ii)	Executive’s conviction of a felony, or his guilty plea to or entry of a nolo contendere plea to a felony charge; or

(iii)	Executive’s breach of any material term of this Agreement or the Company’s written policies and procedures, as in effect from time to time.

POTENTIAL PAYMENTS UPON TERMINATION

The Company's Employment Agreements with the Named Executive Officers have provisions providing for severance payments as discussed below.

Brian Hoekstra

The following table shows the potential payments upon termination for Brian Hoekstra, the Company's Chief Executive Officer:

Executive Payments Upon Separation	For Cause Termination on 3/31/10	Early or Normal Retirement on 3/31/10	Not For Good Cause Termination on 3/31/10	Disability or Death on 3/31/10
Compensation:
Base salary (1)	$—	$—	$24,500	$—
Performance-based incentive compensation	$—	$—	$—	$—
Stock options	$—	$—	$—	$—

Benefits and Perquisites:
Health and welfare benefits	$—	$—	$—	$—
Accrued vacation pay (2)	$2,827	$29,780	$29,780	$29,780

Total	$2,827	$29,780	$54,280	$29,780

(1) Reflects three month’s severance to be paid upon termination without cause.

(2) Reflects the value of vacation pay accrued as of March 31, 2010.

Mark Scott

The following table shows the potential payments upon termination for Mark Scott, the Company's Chief Financial Officer:

Executive Payments Upon Separation	For Cause Termination on 3/31/10	Early or Normal Retirement on 3/31/10	Not For Good Cause Termination on 3/31/10	Disability or Death on 3/31/10
Compensation:
Base salary (1)	$—	$—	$96,000	$—
Performance-based incentive compensation	$—	$—	$—	$—
Stock options	$—	$—	$—	$—

Benefits and Perquisites:
Health and welfare benefits	$—	$—	$—	$—
Accrued vacation pay (2)	$20,169	$20,169	$20,169	$20,169

Total	$20,169	$20,169	$116,169	$20,169

(1) Reflects twelve months severance to be paid upon termination without cause.

(2) Reflects the value of vacation pay accrued as of March 31, 2010.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. In setting director compensation, the Company considers the significant amount of time that Directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of members of the Board. During a portion of the year ended March 31, 2010, Derek Schneideman, the Company's former Chief Executive Officer served on the Board, but did not receive any compensation for his service as a director, The compensation disclosed in the Summary Compensation Table on page 37 represents their total compensation.

DIRECTOR SUMMARY COMPENSATION TABLE

The table below summarizes the compensation paid by the Company to non-employee directors during the year ended March 31, 2010.

Name	Fees Earned Or Paid In Cash ($)	Option Awards ($) (1)	Total ($)

Masazumi Ishii (2)	$9,900	$22,500	$32,400
Eric La Cara (3)	$12,150	$27,529	$39,679
Michael Garnreiter (4)	$18,900	$16,000	$34,900
Jack Henry (4)	$15,400	$16,000	$31,400
Greg LeClaire (4)	$18,900	$16,000	$34,900
Brian Hoekstra (5)	$1,700	$16,000	$17,700
Ryuhei Senda (5)	$11,900	$16,000	$27,900

(1) Reflects the dollar amount recognized for financial statement reporting purposes for the year ended March 31, 2010 in accordance with FASB ASC Topic 718. The assumptions used in the valuation of options is included in the Footnotes of the Form 10-K as filed with the SEC on July 14, 2010. As of March 31, 2010, Mr. Garnreiter, Mr. Henry, Mr. LeClaire, Mr. Hoekstra and Mr. Senda each had 400,000 shares options outstanding to purchase the indicated number of shares of the Company's common stock.

(2) On August 2, 2010, Mr. Ishii resigned from the Board. On December 3, 2009, Mr. Ishii forfeited stock options totaling 650,000 shares.

(3) On November 11, 2009, Mr. La Cara resigned from the Board. On February 10, 2010, Mr. la Cara forfeited stock options totaling 750,583 shares.

(4) On September 4, 2009, Mr. Garnreiter, Mr. Henry, Mr. LeClaire were appointed to the board of directors.

(5) On August 2, 2009, Mr. Hoekstra and Mr. Senda were appointed to the board of directors.

COMPENSATION PAID TO BOARD MEMBERS

Our independent non-employee directors are compensated at a base rate of $1,700 per month. In addition, for serving as committee chairman they are paid $500 per month for the Nominations and Governance Committee and $1,000 per month for the Audit and Compensation Committees. All independent non-employee directors' fees are paid in cash or in Company stock.

STOCK OPTION PROGRAM

Each non-employee Director receives stock option grants having a calculated Black-Scholes value that approximates the value of their annual cash and committee chairman compensation. Each non-employee Director received a grant of 400,000 options at $.04 per share on September 4, 2009. Options received by non-employee Directors are granted at the fair market price of the Company's Common Stock on the date of the grant and vest quarterly over three years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN AND ITS AFFILIATES, AND OUR CONTROLLING SHAREHOLDER GROUP

The following table sets forth certain information regarding the ownership of our common stock as of September 1, 2009 by:

- each director and nominee for director;

- each person known by us to own beneficially 5% or more of our common stock;

- each officer named in the summary compensation table elsewhere in this report; and

- all directors and executive officers as a group.

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

	Number	Percentage
Greater Than 5% Ownership

Inter Asset Japan Co., Ltd-

Inter Asset Japan LBO No. 1 Fund ("IAJ LBO")-	88,606,529	28.2%	(1)
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

PBAA Fund, Ltd ("PBAA")	24,104,152	7.7%	(1)
Woodbourne Hall
PO Box 3162
Road Town, Tortola
British Virgin Islands

Terra Firma Fund , Ltd. ("Terra Firma")-	13,100,000	4.2%	(1)
Woodbourne Hall
PO Box 3162
Road Town, Tortola
British Virgin Islands

Inter Asset Japan Co. Ltd. ("IAJ")-	2,200,000	0.7%	(1)
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

IA Turkey Equity Portfolio Ltd. ("IA Turkey")	2,500,000	0.8%	(1)
Mill Mall, Suite 6 Wickhams Cay
PO Box 3085
Road Town, Tortola
British Virgin Islands

Hiroki Isobe	5,194,147	1.6%	(1)
Inter Asset Japan Co. Ltd.
35F Atago Green Hills Mori Tower
2-5-1 Atago, Minato-Ku
Tokyo, 105-6235 Japan

	135,704,828	43.2%

Michael Ning and Affiliates-
Taicom Securities Co Ltd and Affiliates	25,802,400	8.2%	(2)
1-5-5 Nishi Shinsaibashi
Urban Building Shinsaibashi 10th Floor
Chuo-ku, Osaka 542-0086 Japan

Michael Ning	6,594,794	2.1%	(2)
c/o ArqueMax Ventures, LLC
27520 Hawthorne Blvd., Suite 290
Rolling Hills Estates, CA 90274 USA
	32,397,194	10.3%

The symbol - means less than 1%.

(1) Reflects the shares beneficially owned by IAJ, IAJ LBO No. 1, PBAA, Terra Firma, IA Turkey and Hiroki Isobe. These entities stated in a Schedule 13D filed with the SEC on February 24, 2009 and have subsequently confirmed orally, that they may be deemed to constitute a "group" for the purposes of Rule13d-3 under the Securities Exchange Act of 1934 ("Exchange Act"). Mr. Hiroki Isobe controls each of IAJ, IAJ LBO Fund, PBAA, Terra Firma and IA Turkey.

(2) Reflects the shares beneficially owned by Taicom and Michael Ning. These entities stated in a Schedule 13D filed with the SEC on July 18, 2008 that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Mr. Michael Ning controlled Taicom, which filed for bankruptcy on December 25, 2009. Mr. Ning has not updated his holdings.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS WITH INTER ASSET JAPAN AND ITS AFFILIATES, AND OUR CONTROLLING SHAREHOLDER GROUP

During the year ended March 31, 2010 the Company did not have any related party transactions with Inter Asset Japan Co Ltd ("IAJ") and affiliates, and IAJ LBO Fund, PBAA Fund Limited, Terra Firma, IAJ, IA Turkey and Hiroki Isobe (collectively, the "Controlling Shareholder Group") except for funding as described previously.

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

Director Independence

The Board affirmatively determines the independence of each director and nominee for election as a director in accordance with independence standards.

Based on these standards, at its meeting held on June 14, 2010, the Board determined that each of the following non-employee Directors are independent and has no relationship with the Company, except as a Director and stockholder of the Company:

- Michael Garnreiter

- Jack Henry

- Greg LeClaire

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT COMMITTEE PRE-APPROVAL POLICY

The Audit Committee has established a pre-approval policy and procedures for audit, audit-related and tax services that can be performed by the independent auditors without specific authorization from the Audit Committee subject to certain restrictions. The policy sets out the specific services pre-approved by the Audit Committee and the applicable limitations, while ensuring the independence of the independent auditors to audit the Company's financial statements is not impaired. The pre-approval policy does not include a delegation to management of the Audit Committee responsibilities under the Exchange Act. During fiscal year ended March 31, 2010, the Audit Committee pre-approved all audit and permissible non-audit services provided by our independent auditors.

SERVICE FEES PAID TO THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Audit Committee engaged Sherb and Co LLP to perform an annual audit of the Company's financial statements for the fiscal year ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008, and for the year ended December 31, 2007. The following is the breakdown of aggregate fees paid to the auditors for the Company for the last three fiscal years:

	Year Ended	Year Ended	Year Ended
	March 31, 2010	March 31, 2009	December 31, 2008
Audit fees	$139,500	$120,000	$125,000
Audit related fees	48,685	48,138	33,100
Tax fees	10,125	6,000	9,300
All other fees	—	—	—

	$198,310	$174,138	$167,400

- "Audit fees" are fees paid for professional services for the audit of our financial statements.

- "Audit Related fees" are fees billed by Sherb and Co. LLP. to us for services not included in the first two categories, specifically, SAS 100 reviews, SEC filings and consents, and accounting consultations on matters addressed during the audit or interim reviews, and review work related to quarterly filings.

- "Tax fees" are fees primarily for tax compliance in connection with filing US income tax returns.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets
as of March 31, 2010 and 2009	F-2

Consolidated Statements of Operations
for the year ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008
and for the year ended December 31, 2007	F-3

Consolidated Statement of Stockholders' Deficiency
for the year ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008
and for the year ended December 31, 2007	F-4

Consolidated Statement of Cash Flows
for the year ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008
and for the year ended December 31, 2007	F-5

Notes to Consolidated Financial Statements	F-6 - F-38

(b) EXHIBITS:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of IA Global, Inc. dated July 10, 2007. (2)

3.2	Amended and Restated Bylaws of IA Global, Inc. dated July 29, 2008. (3)

3.3	Certificate of Designation of Preferences and Rights of the Registrant's Series A Convertible Preferred Stock. (4)

3.4	Certificate of Designation of Preferences and Rights of the Registrant's Series B Convertible Preferred Stock. (5)

3.5	Certificate of Designations, Rights and Preferences of the Series A-1 Preferred Stock of IA Global, Inc. dated October 18, 2006. (6)

3.6	Certificate Eliminating Reference to a Series B Convertible Preferred Shares of Stock from the Certificate of Incorporation of IA Global, Inc. dated October 18, 2006. (6)

3.7	Certificate Eliminating Reference to a Series A-1 Convertible Preferred Shares of Stock from the Certificate of Incorporation of IA Global, Inc. dated March 29, 2007. (7)

3.8	Certificate of Designations, Rights and Preferences of the ArqueMax Ventures, LLC Series Preferred Stock of IA Global, Inc. dated April 20, 2009. (10)

4.1	Specimen of Stock Certificate. (8)

4.2	IA Global, Inc. 2007 Incentive Plan, as amended. (9) *

4.3	1999 and 2000 Stock Option Plans. (11)*

10.1	Amendment to Share Exchange Agreement dated April 1, 2009 by and between IA Global, Inc., Taicom Securities Co Ltd and ArqueMax Ventures, LLC. (12)

10.2	Form of Performance Warrant dated April 1, 2009 by and between IA Global, Inc. and Michael Ning. (12)

10.3	Services Agreement dated April 1, 2009 by and between IA Global, Inc. and ArqueMax Ventures , LLC. (12)

10.4	Extension of Services Agreement dated May 31, 2009 by and between IA Global, Inc. and ArqueMax Ventures , LLC. (13)

10.5	Services Agreement dated June 8, 2009 by and between IA Global, Inc. and ArqueMax Ventures, LLC. (14)

10.6	Form of Performance Warrant dated June 2, 2009, but effective June 8, 2009 by and between IA Global, Inc. and ArqueMax Ventures , LLC. (14)

10.7	Separation Agreement and Full Release of Claims dated August 2, 2009 by and between IA Global, Inc. and DerekSchneideman (15) *

10.8	Amended and Restated Employment Agreement dated August 24, 2009 by and between IA Global, Inc. and Mark Scott (15) *

10.9	Employment Agreement dated November 5, 2009 but effective September 4, 2009 by and between IA Global, Inc. and Brian Hoekstra (15) *

10.10	Stock Purchase Agreement dated August 17, 2009 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund (16)

10.11	Securities Purchase Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (16)

10.12	Registration Rights Agreement dated September 29, 2009 by and between IA Global, Inc. and Ascendiant Capital Group, LLC (16)

10.13	Amendment to Stock Purchase Agreements dated November 4, 2009 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund (17)

10.14	Amendment to Share Exchange Agreement dated December 16, 2009 by and between IA Global, Inc. and Slate Consulting Co Ltd (17)

10.15	Escrow Agreement dated December 18, 2009 amongst IA Global, Inc., Inter Asset Japan LBO No.1 Fund, Besoto Partners Incorporation Committee and M&A Japan, Inc. (translated from Japanese) (17)

10.16	Stock Purchase Agreement dated January 26, 2010 by and between IA Global, Inc. and MGVJ Co Ltd (1)

10.17	Amendment to Stock Purchase Agreements dated January 26, 2010 by and between IA Global, Inc. and Inter Asset Japan LBO No. 1 Fund (1)

14.1	Code of Conduct Ethics dated July 10, 2009. (14)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Sherb and Co LLP (1)

31.1	Section 302 Certifications. (1)

31.2	Section 302 Certifications. (1)

32.1	Section 902 Certifications. (1)

32.2	Section 902 Certifications. (1)

99.1	Audit Committee Charter dated July 10, 2009. (14)

99.2	Compensation Committee Charter dated July 10, 2009. (14)

99.3	Nominations and Governance Committee Charter dated July 10, 2009. (14)

99.4	Merger and Acquisition Committee Charter dated July 10, 2009. (14)

__________________

*   Indicates management contract or compensatory plan.

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

(15)   Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ending September 30, 2009, and filed on January 8, 2010, and incorporated herein by reference.

(16)   Filed as an exhibit to Company’s Registration Statement on Form S-1 (File No. 333-163612), filed on December 9, 2009, and incorporated herein by reference.

(17)   Filed as an exhibit to Registrant's Quarterly Report on Form 10-Q for the period ending December 31, 2009, and filed on February 19, 2010, and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

IA Global, Inc.

We have audited the accompanying consolidated balance sheets of IA Global, Inc. (the "Company") as of March 31, 2010 and 2009 and the related consolidated statement of operations, stockholders' deficiency and cash flows for the years ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008, and for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2010 and 2009 and the results of their operations and their cash flows for the years ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008, and for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant operating losses, and has a working capital deficit as of March 31, 2010, as more fully described in Note 1. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Sherb & Co., LLP

Certified Public Accountants

New York, New York

July 14, 2010

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,228,808	$—
Prepaid expenses	170,852	39,633
Other current assets	29,936	—
Net assets- discontinued operations	118,582	20,901,589
Total current assets	2,548,178	20,941,222

EQUIPMENT, NET	226	1,580

OTHER ASSETS
Investment in Taicom Securities Co Ltd	—	2,861,365
Equity investment in Slate Consulting Co Ltd	—	1,386,054

	$2,548,404	$25,190,221

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:
Cash overdraft	$—	$5,508
Accounts payable - trade	848,426	461,274
Accrued liabilities	911,630	669,910
Note payable - current portion of long term debt	6,000	24,000
Net liabilities- discontinued operations	1,116,602	30,114,985
Total current liabilities	2,882,658	31,275,677

LONG TERM LIABILITIES:
Long term debt	199,500	199,500

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—
LLC Series Preferred stock, $.01 par value, 317 shares authorized
and 317 and 0, issued and outstanding, respectively (liquidation value $317,000)	317,000	—
Common stock, $.01 par value, 450,000,000 shares authorized,
315,677,003 and 219,113,889 issued, and 314,049,103
and 218,485,989 outstanding, respectively	3,156,771	2,191,140
Additional paid in capital	56,466,939	53,056,216
Accumulated deficit	(60,146,365)	(59,572,442)
Accumulated other comprehensive loss	(45,192)	(1,706,963)
	(250,847)	(6,032,049)
Less common stock in treasury, at cost	(282,907)	(252,907)
Total stockholder’s deficiency	(533,754)	(6,284,956)

	$2,548,404	$25,190,221

Note: Reflects deconsolidation of Global Hotline, Inc., retroactive to July 1, 2009, as described in Footnote 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

					Transition Period
					The Three	Year Ended
	Years Ended March 31,				Months Ended	December 31,
	2010		2009		March 31, 2008	2007

REVENUE		$—		$—	$—	$—
COST OF SALES		—		—	—	—
GROSS PROFIT		—		—	—	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES		2,479,146		2,464,701	501,269	2,039,529
OPERATING LOSS		(2,479,146)		(2,464,701)	(501,269)	(2,039,529)

OTHER INCOME (EXPENSE):
Interest income		—		14,060	82	33,203
Interest expense and amortization of beneficial conversion feature		(168,194)		(331,710)	(209,948)	(752,979)
Other income		20,918		269,372	13,610	14,233
Gain (loss) on equity investment in Australia Secured Financial Limited		—		265,039	(94,261)	(119,562)
Gain on equity investment in GPlus Media Co Ltd		—		12,510	7,582	12,804
Loss on equity investment in Slate Consulting Co Ltd		(16,298)		(10,427)	(17,178)	(26,341)
Loss on investment in Taicom Securities Co Ltd		—		(421,702)	—	—
Conversion of debenture expense		—		—	—	(120,046)
Retirement of debt		—		(60,395)	—	—
Loss on forfeiture of Taicom Securities Co Ltd		(2,820,365)		—	—	—
Loss on sale of Slate Consulting co Ltd		(1,284,756)		—	—	—
Loss on sale of Taicom Securities Co Ltd		—		(1,736,934)	—	—
Loss on sale of GPlus Media Co Ltd		—		(1,286,766)	—	—
Impairment of equity investment in Australian Secured Financial Limited		—		(7,195,394)	—	—
Impairment of Global Hotlines Philippines investment		(793,000)		—	—	—
Gain on sale of IA Global Co Ltd		91,222		—	—	—
Loss (gain) on foreign currency transaction adjustment		(6,214)		(66,290)	(1,861)	11,381
Total other expense		(4,976,687)		(10,548,637)	(301,974)	(947,307)

NET LOSS FROM CONTINUING OPERATIONS		(7,455,833)		(13,013,338)	(803,243)	(2,986,836)

Gain from forfeit of discontinued operations		10,062,614		—	—	—
(Loss) from discontinued operations		(2,863,704)		(7,228,592)	1,163,608	(5,272,127)

NET (LOSS) PROFIT		(256,923)		(20,241,930)	360,365	(8,258,963)

Deemed Preferred Stock Dividend		(317,000)		—	—	—

NET (LOSS) PROFIT ATTRIBUTABLE TO COMMON SHAREHOLDERS		$(573,923)		$(20,241,930)	$360,365	$(8,258,963)

Basic and diluted loss per share of common-
Basic loss per share from continuing operations		$(0.03)		$(0.07)	$—	$(0.02)
Basic profit (loss) per share from discontinued operations		0.03		(0.04)	—	(0.03)
Total basic loss per share		$(0.00)		$(0.11)	$—	$(0.05)

Diluted profit (loss) per share from continuing operations	$	*	$	*	$—	$ *
Diluted profit (loss) per share from discontinued operations		*		*	—	*
Total diluted profit (loss) per share	$	*	$	*	$—	$ *

Weighted average shares of common stock outstanding- basic		247,360,222		205,833,118	164,980,626	151,229,245
Weighted average shares of common stock outstanding- diluted		*		*	*	*

* Diluted calculation is not presented as it is anti-dilutive.

Note: Reflects deconsolidation of Global Hotline, Inc., retroactive to July 1, 2009, as described in Footnote 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIENCY

							Accumulated
							Other		Total
					Additional		Comprehensive		Stockholder's
	Preferred Stock		Common Stock		Paid in Capital	Accumulated	Income	Treasury	Deficiency/
	Shares	Amount	Shares	Amount		Deficit	(Loss)	Stock	Equity

Balance as of December 31, 2006	4,375	$7,000,000	$109,165,157	$1,091,651	$32,835,714	$(31,431,914)	$(186,614)	$(50,000)	$9,258,837
Conversion of preferred stock to common stock	(4,375)	(7,000,000)	43,750,000	437,500	6,562,500	—	—	—	—
123R compensation expense	—	—	—	—	174,514	—	—	—	174,514
Exercise of stock options	—	—	434,166	4,342	83,575	—	—	—	87,917
Proceeds from sale of common stock	—	—	1,189,703	11,896	367,981	—	—	—	379,877
Equity investment in GPLus Media Co Ltd for common stock	—	—	3,885,713	38,857	1,321,143	—	—	—	1,360,000
Equity investment in Slate Consulting Co Ltd for common stock	—	—	3,600,000	36,000	1,404,000	—	—	—	1,440,000
Conversion of debentures to common stock	—	—	4,885,367	48,854	1,485,241	—	—	—	1,534,095
Repurchase of common stock	—	—	(2,026,355)	(20,263)	(521,269)	—	—	(202,907)	(744,439)

Other comprehensive income - foreign currency translation	—	—	—	—	—	—	(347,542)	—	(347,542)
Net loss	—	—	—	—	—	(8,258,963)	—	—	(8,258,963)
Comprehensive loss									(8,606,505)

Balance as of December 31, 2007	—	—	164,883,751	1,648,837	43,713,399	(39,690,877)	(534,156)	(252,907)	4,884,296

123R compensation expense	—	—	—	—	60,000	—	—	—	60,000
Exercise of stock options	—	—	86,458	865	12,635	—	—	—	13,500
Conversion of debentures to common stock	—	—	333,334	3,333	96,667	—	—	—	100,000
Repurchase of common stock	—	—	—	—	—	—	—	—	—

Other comprehensive income - foreign currency translation	—	—	—	—	—	—	(287,708)	—	(287,708)
Net loss	—	—	—	—	—	360,365	—	—	360,365
Comprehensive income									72,657

Balance as of March 31, 2008		—	165,303,543	1,653,035	43,882,701	(39,330,512)	(821,864)	(252,907)	5,130,453

123R compensation expense	—	—	—	—	473,620	—	—	—	473,620
Exercise of stock options			62,958	630	10,170	—	—	—	10,800
Issuance of common stock for services	—	—	963,222	9,633	181,681	—	—	—	191,314
Conversion of debt			6,632,500	66,325	283,778				350,103
Conversion of debentures to common stock	—	—	13,992,971	139,931	2,238,890	—	—	—	2,378,821
Common stock issued for Shift Resources Inc. acquisition	—	—	826,086	8,260	181,740	—	—	—	190,000
Common stock issued for Asia Premier Inc. acquisition	—	—	1,250,000	12,500	287,500	—	—	—	300,000
Proceeds from sale of common stock	—	—	4,082,609	40,826	576,136	—	—	—	616,962
Equity investment in Taicom Securities Co Ltd	—	—	26,000,000	260,000	4,940,000	—	—	—	5,200,000

Other comprehensive income - foreign currency translation	—	—	—	—	—	—	(885,099)	—	(885,099)
Net loss	—	—	—	—	—	(20,241,930)	—	—	(20,241,930)
Comprehensive loss									(21,127,029)

Balance as of March 31, 2009	—	—	219,113,889	2,191,140	53,056,216	(59,572,442)	(1,706,963)	(252,907)	(6,284,956)

123R compensation expense	—	—	—	—	364,503	—	—	—	364,503
Issuance of common stock for services	—	—	10,133,333	101,333	81,627	—	—	—	182,960
Proceeds from sale of common stock	—	—	86,429,781	864,298	2,527,593	—	—	(30,000)	3,361,891
Proceeds from sale of ArqueMax Ventures LLC Series preferred stock	317	317,000	—	—	—	—	—	—	317,000
Deemed dividend on ArqueMax Ventures LLC convertible debentures	—	—	—	—	120,000	—	—	—	120,000
Deemed dividend on LLC Series Preferred	—	—	—	—	317,000	—	—	—	317,000
Other comprehensive income - foreign currency translation	—	—	—	—	—	—	1,661,771	—	1,661,771
Net loss	—	—	—	—	—	(573,923)	—	—	(573,923)
Comprehensive profit									1,404,848

Balance as of March 31, 2010	317	$317,000	$315,677,003	$3,156,771	$56,466,939	$(60,146,365)	$(45,192)	$(282,907)	$(533,754)

Note: Reflects deconsolidation of Global Hotline, Inc., retroactive to July 1, 2009, as described in Footnote 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Transition Period
			The Three	Year Ended
	Year Ended March 31,		Months Ended	December 31,
	2010	2009	March 31, 2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(256,923)	$(20,241,930)	$360,365	$(8,258,963)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	1,354	2,945	633	3,231
Amortization of beneficial conversion feature	120,000	79,593	104,166	416,667
Amortization of prepaid financing	9,068	79,593	—	—
Stock based compensation	368,590	473,620	60,000	174,514
Stock issued for services	95,587	191,313	—	—
Stock issued for financing services (Ascendiant)	10,000	0	—	—
Conversion of debenture expense	—	—	—	120,047
Loss on equity investments	16,298	154,580	103,857	133,099
Loss on disposal of equity investment	1,284,756	3,023,434	—	—
Impairment of equity investment	—	7,195,394	—	—
Loss on forfeiture of investment	2,861,365	—	—	—
Changes in operating assets and liabilities:
Prepaid expenses	(15,287)	(59,617)	11,265	88,722
Other current assets	25,064	—	—	2,512
Accounts payable - trade	387,152	336,495	64,928	84,726
Accrued liabilities and payroll taxes	296,527	(59,935)	1,369	197,678
Consumption taxes received	—	(3,026)	1,706	—
Net cash provided by (used in) continuing operations	5,203,551	(8,827,541)	708,289	(7,037,767)
Net cash (used in) provided by discontinued operations	(6,553,605)	7,987,612	(610,127)	6,104,600
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,350,054)	(839,929)	98,162	(933,167)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(2,708)	—	(3,338)
Acquisition of investment in Australian Secured Financial Limited	—	—	—	(250,000)
Dividend from equity investment	—	32,464	—	—
Cash from disposal of equity investment	—	253,932	—	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	—	283,688	—	(253,338)

CASH FROM FINANCING ACTIVITIES:
Cash overdraft	(5,508)	5,508	—	—
Proceeds from debt	120,000	549,603	—	500,000
Repayments of debt	(18,000)	(744,000)	13,500	—
Proceeds from exercise of options	—	10,800	—	87,917
Proceeds from sale of common stock	3,165,370	616,962	—	379,877
Proceeds from sale of preferred shares	317,000			—
Purchase of common shares for treasury	—	—	—	(744,439)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,578,862	438,873	13,500	223,355

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,228,808	(117,368)	111,662	(963,150)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	(90,035)	(287,708)	(347,542)

CASH AND CASH EQUIVALENTS, beginning of period	—	207,403	383,449	1,694,141

CASH AND CASH EQUIVALENTS, end of period	$2,228,808	$—	$207,403	$383,449

Supplemental disclosures of cash flow information:
Interest paid	$3,491	$57,614	$100,849	$—
Taxes paid	$2,698	$1,610	$—	$—

Non-cash investing and financing activities:
Conversion of debentures into Common Stock	$120,000	$2,300,000	$100,000	$—
Deemed dividend on issuance of LLC Series Preferred Stock	$317,000	$—	$—	$—
Conversion of interest payable on debentures into Common Stock	$—	$78,822	$—	$—
Common stock issued for prepaid financing fees	$125,000	$—	$—	$—
Issuance of Common Stock for acquisition of Subsidiary -
Asia Premier Executive Suites, Inc.	$—	$300,000	$—	$—

Conversion of accrued liabilities into Common Stock	$54,807	$—	$—	$—
Common stock returned to treasury on sale of equity investment - Slate Consulting Co., Ltd.	$30,000	$—	$—	$—
Note receivable on sale of equity investment - Slate Consulting Co., Ltd.	$55,000	$—	$—	$—
Issuance of Common Stock for acquisition of Subsidiary - Shift Resources, Inc.	$—	$190,000	$—	$—
Issuance of Common Stock for acquisition of Investment - Taicom Securities Co., Ltd.	$—	$5,200,000	$—	$—
Issuance of Note Payable for acquisition of Subsidiary - Asia Premier Executive Suites, Inc.	$—	$268,000	$—	$—
Settlement of note payable for common stock	$—	$350,103	$—	$—
Conversion of Series A-1 Preferred Stock into common stock	$—	$—	$—	$7,000,000
Equity investment in Slate Consulting Co Ltd for common stock	$—	$—	$—	$1,440,000
Equity investment in GPlus Media Co Ltd for common stock	$—	$—	$—	$1,360,000
Conversion of debentures and accrued interest into common stock	$—	$—	$—	$1,414,048

Note: Reflects deconsolidation of Global Hotline, Inc., retroactive to July 1, 2009, as described in Footnote 3.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS

THE COMPANY AND OUR BUSINESS

IA Global, Inc. (the “Company”) is a global services and outsourcing company focused on growing existing businesses and expansion through global mergers and acquisitions.  The Company is utilizing its current partnerships to acquire growth businesses in target sectors and markets at discounted prices.  The Company is actively engaging in discussions with businesses that would benefit from our business acumen and marketing expertise, knowledge of Asian Markets, and technology infrastructure.

BUSINESS PROCESS OUTSOURCING (“BPO”)

In the Philippines, we acquired 100% of Shift on April 10, 2008 and Asia Premier on May 27, 2008, multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines. On June 14, 2010, we outsourced our call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010.

DECONSOLIDATION OF GLOBAL HOTLINE, INC.

Until recently, the Company also operated in Japan through its wholly-owned subsidiary, Global Hotline. In May 2009, a dispute arose between GHI and one of its lenders, H Capital. The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although the Company continues to sue H Capital for damages, on December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

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

The Company has incurred operating losses for the year ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008, and for the year ended December 31, 2007, as well having an accumulated deficit of approximately $60,100,000 and $59,600,000, and a working capital deficit of approximately $334,500 (reflects $2.2 million Korean escrow deposit that was returned April 16, 2010) and $10,334,000, each as of March 31, 2010 and 2009, respectively.

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

On December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in other portions of this report, including Note 3 of the Financial Statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior periods' financial statements to conform to the current year classification. These reclassifications had no effect on previously reported results of operations or retained earnings.

CHANGE IN YEAR-END

On July 25, 2007, the Board of Directors resolved that the fiscal year of the Company that began on January 1, 2007 would end on December 31, 2007, and from that date forward, the fiscal year of the Company will be the period beginning on April 1 of each year and ending on March 31 of the following year. The Company filed a Form 10-K for the calendar year ending December 31, 2007 and filed a Transition Report on Form 10-K to reflect the three month transition period of January 1, 2008 through March 31, 2008.

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

EQUIPMENT - Equipment consists of machinery, equipment and software, which are stated at cost less accumulated depreciation and amortization. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the relevant asset, generally 2 years.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of March 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2010 and 2009.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the year ended March 31, 2010 and 2009, the transition period the three months ended March 31, 2008, and the year ended December 31, 2007.

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

STOCK BASED COMPENSATION - The Company accounts for the grant of stock options and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation.”   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. In addition, the Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

When stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table:

			The Transition
			Period
			For the Three	For the
	For the Years Ended		Months Ended	Year Ended
	March 31,		March 31,	December 31,
	2010	2009	2008	2007

Risk free interest rate	3.61%	3.96%	3.73%	5.39%
Expected life	9.36 yrs	8 yrs.	8 yrs.	8 yrs.
Dividend rate	0.00%	0.00%	0.00%	0.00%
Expected volatility	174%	112%	122%	111%

The Company recorded $364,503 and $473,620 of compensation expense, net of related tax effects, relative to stock options for the years ended March 31, 2010 and 2009  in accordance with ASC 718. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00). The Company recorded $60,000 of compensation expense, net of related tax effects, relative to stock options for the transition period three months ended March 31, 2008, respectively in accordance with ASC 718. Net loss per share basic and diluted for this expense was approximately ($0.00). The Company recorded $174,514, net of related tax effects, relative to stock options for the year ended December 31, 2007 in accordance with ASC 718. Net loss per share basic and diluted for this expense was approximately ($0.00).

As of March 31, 2010, there is approximately $53,853 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

The Company recorded $60,000 of compensation expense, net of related tax effects, relative to stock options for the transition period three months ended March 31, 2008, respectively in accordance with ASC 718. Net loss per share basic and diluted for this expense was approximately ($0.00).

The Company recorded $174,514, net of related tax effects, relative to stock options for the year ended December 31, 2007 in accordance with ASC 718. Net loss per share basic and diluted for this expense was approximately ($0.00).

In addition to options granted to employees, the Company grants options and warrants to non-employees for services. The Company did not issue any shares of common stock to non-employees during the year ended March 31, 2010. The Company issued 21,429 shares of common stock to non-employees at an average exercise price of $.280 per share during the year ended March 31, 2008. There are 273,929 stock options outstanding that are held by non-employees as of March 31, 2009, which carry an average exercise price of $.342 per share.

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

INCOME TAXES - Income tax provision (benefit) is based on reported income (loss) before income taxes. Deferred income taxes reflect the effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws in the countries and locations where that company operates out of. The Company recognizes refundable and deferred assets to the extent that management has determined their realization. As of March 31, 2010 and 2009, the Company had no refundable tax assets.

Subsequent to the deconsolidation of Global Hotline and the accounting for its operations and those of Global Hotline Philippines as discontinued operations, as noted in Note 3, the Company’s continuing operations with regards to accounting for benefits (provisions) of income taxes are all within US taxing jurisdictions.

The table below summarizes the rate reconciliation of our income tax provision (benefit) computed at the statutory U.S. Federal rate and the actual tax rate:

	Year Ended March 31,
	2010	2009
Income tax provision (benefit) at Federal statutory rate	35%	35%
State income taxes, net of Federal Benefit	4.6%	4.6%
Permanent differences	1.1%	(1.3%)
Increase in valuation allowance	(40.7%)	(38.3%)
Tax provision (benefit) rate	—	—

Total deferred taxes at March 31, 2010 and 2009 were approximately $15,700,000 and $12,700,000, respectively and related primarily to net operating loss carryforwards. We recognized a valuation allowance for these deferred tax assets based on an evaluation that it is not more likely than not that realization will occur. Our deferred tax assets as of March 31, 2010 and 2009 are as follows:

	March 31,
	2010	2009
Loss carryforwards	$15,700,000	$12,700,000
Valuation allowance	(15,700,000)	(12,700,000)
Deferred tax asset, net of allowance	$-	$-

For tax return purposes, the Company has available US NOL carry forwards of approximately $24,700,000, as well as capital loss carryovers of $15,000,000, which expire in various years through 2030, subject to any potential Section 382 limitations of the Internal Revenue Code of 1986, as amended (the "Code") due to ownership changes in IA Global.

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of March 31, 2010, there were options outstanding for the purchase of 9,103,929 common shares, warrants for the purchase of 13,732,064 common shares, 3,554,546 shares of common stock issued as collateral for loans, which could potentially dilute future earnings per share. As of March 31, 2009, there were options outstanding for the purchase of 11,693,512 common shares, warrants for 38,962,243 common shares and shares issued as collateral for loans of 3,554,546 shares of common stock which could potentially dilute future earnings per share.

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

NOTE 3.  DECONSOLIDATED AND RETURNED ASSETS, ACQUISITIONS, INVESTMENTS

ACQUISITION OF CAR PLANNER CO LTD

On May 20, 2010, the Company announced the closing of the 100% acquisition of JSK Fund Co Ltd., which owns 100% of Car Planner,  both of which are Japanese companies, from JSK Fund, Inc. Group, JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR Cross Border Investment Un.

Car Planner records service and commission revenue by selling automotive parts over the internet to approximately 728 car dealers, gas stations, and car maintenance shops in Japan. Car Planner is expected to expand their B to B model to include B to C during FY 2011. Their website is www.carplanner.jp.

Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at current exchange rate. The acquisition was financed through the issuance of 25,000,000 shares of our common stock valued at $.013 per share.

ACQUISITION OF JOHNNY CO LTD

On June 4, 2010, the Company announced the closing of the 60% acquisition of Johnny from Hynox Corporation, both of which are Japanese companies.

Johnny engages in the distribution and sales of new video gaming hardware such as the Sony PlayStation 3, PSP, Nintendo DS, Wii and XBox 360 along with associated gaming software. Johnny is also engaged in buying used hardware and software and selling refurbished hardware and secondhand software.

Johnny operates7 direct management stores and 3 franchise stores in the Iwate, Akita and Aomori prefectures in Northern Japan. Mr. Jun Sugiura, founder and CEO, will retain 40% ownership of the Johnny Co Ltd. Their website is http:// www.fc-johnny.jp and the mobile website is http://www.fc-johnny.jp/mobile.

The 60% share of Johnny was acquired for 14,000,000 shares of our common stock valued at $.013 or approximately $178,000.

Business Process Outsourcing ("BPO")

DECONSOLIDATION OF GLOBAL HOTLINE, INC.

As has been previously disclosed, the Company pledged its shares of its Global Hotline Japanese subsidiary as collateral for certain loans borrowed from H Capital, an unlicensed Japanese lender, by such subsidiary. On May 26, 2009, Global Hotline and IA Global received notices from H Capital demanding repayment of the loans. On May 27, 2009, Global Hotline and SG Telecom did not repay the loans as requested by H Capital. On June 9, 2009, H Capital submitted documents claiming ownership of the Company’s 600 shares of Global Hotline. Global Hotline’s management previously provided the Company’s stock certificates to H Capital in March 2009.

Although the Company has engaged Japanese corporate counsel to sue H Capital for damages, these events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, the Company did not have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date.

The Company will continue to pursue its civil claim against H Capital.

GLOBAL HOTLINES PHILIPPINES, INC.

In the Philippines, IA Global is the 100% owner of Asia Premier and Shift, companies that have been merged into a single organization and operate Global Hotline Philippines.

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

As of March 31, 2010, Global Hotline Philippines operates one call center in the Philippines and employs 10 full-time and 2 part-time employees. In addition, it signed a long term Business Processing and Marketing Services Agreement with HTMT Global Solutions Limited (“HTMT”) on January 9, 2009. Global Hotline Philippines has the option to use HTMT’s infrastructure, certifications, and extensive call center facilities to deliver services to Global Hotline Philippines’ growing client base.

On June 14, 2010, the Company outsourced our call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010. As a result, we accounted for Global Hotline Philippines as a discontinued operation.

SALE OF IA GLOBAL CO LTD

On October 1, 2009, the Company sold IA Global Co Ltd, a Japanese corporation to Kosuki Doi, a Japanese citizen. The Company received 1 Jpy Yen and recorded a gain on sale of $91,222. The Company sold the wholly owned subsidiary because it had diminished in value.

SUMMARY OF SOLD, IMPAIRED OR FORFEITED EQUITY INVESTMENTS

Sold, impaired or returned equity investments for the year ended March 31, 2010 are as follows:

SOLD EQUITY INVESTMENT IN SLATE CONSULTING CO. LTD.

In Japan, the Company had an equity investment in Slate Consulting Co Ltd (“Slate”), a Japanese executive search firm with operations in Tokyo and a call center in Manila, Philippines.

For the year ended March 31, 2010 and 2009, the Company recorded a loss on our investment in Slate of $16,298 and $10,427, respectively that decreased our investment in Slate, respectively.

On December 16, 2009, the Company sold its 20.25% interest in Slate to Ray Pedersen, Chief Executive Officer of Slate. The Company, in return for this equity investment, received the return of 1 million shares of IA Global shares valued at $.03 per share, the closing price on December 18, 2009, and a commitment for approximately $55,000 in cash to be paid installments by July 2010. As of March 31, 2010, Slate has paid $5,000 and the Company wrote-off $9,923 due to a dispute. On April 27, 2010, Slate paid $6,092.The Company reported an impairment loss as a result of the sale of approximately $1,284,756 during the year ended March 31, 2010. The $39,859 due from Slate was recorded as other current assets as of March 31, 2010. The Company’s sold its 20.5% share in Slate because it had a diminished value, after weighing several indicators such as the lack of control, decline in current business environment due to negative economic changes in the country and world, continued lack of producing meaningful profitable operations even after the implementation of new business strategies.

FORFEITED INVESTMENT IN TAICOM SECURITIES CO. LTD.

In Japan, the Company had an investment in Taicom, a Japanese securities firm. Taicom provided a broad range of value-added financial services and competitive products. These services currently included the brokerage of Japanese commodities, options derivatives trading, foreign currency, equities and margin as well as offering wealth management and investment consulting services to diversified clients. In addition to offering a broad news and information gathering network, Taicom offers creative solutions that meet the sophisticated trading needs of its clients. Taicom is a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and Osaka and has three branch offices in Japan.

Starting the fourth quarter in the year ended March 31, 2009, the Company accounted for Taicom under the cost method. Under the cost method, a long-term investment is recorded at cost and carried at that amount until it is sold or otherwise disposed of or until it is written down. A write-down from cost, subsequent to becoming a cost method investment, is appropriate when dividends received represent a liquidating dividend, that is, a dividend received in excess of earnings subsequent to investment date. Otherwise, any dividends received should be recorded as investment income.

Taicom was a member of the Osaka Stock Exchange. Taicom is headquartered in Tokyo and in Osaka and has three branch offices in Japan.

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

For the year ended March 31, 2009, the Company recorded a loss on our investment in Taicom of $421,702 that decreased our investment in Taicom. In addition, subsequent to our return of 513,570 Taicom Class B Preferred Shares with respect to the above December 12, 2008, February 2, 2009 and April 1, 2009 payments, as per the above amendments, the Company recorded a loss of $1,736,934 on the sale of its equity investment in Taicom.

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

The Company has declined to issue the Form of Performance Warrant because the $300,000 in funding was not received.

APRIL 1, 2009 AMENDMENT TO SHARE EXCHANGE AGREEMENT

On April 1, 2009, the Company agreed to issue IAO Preferred Stock , at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. The Company valued the conversion feature of such Preferred Stock to be $317,000 and recorded a deemed dividend during the year ended March 31, 2010.

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

On July 17, 2009 and September 28, 2009, AMV notified the Company that we were in default under clause 3.1 (vi) of the Agreement and as a result AMV did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the Agreement. On October 30, 2009, the Company agreed to issue 4,000,000 shares based on the $120,000 in funded under this Agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,861,000.

On January 11, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock. We declined to convert this IAO Preferred Stock..

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

Taicom declared bankruptcy on December 25, 2009 in accordance with Japanese bankruptcy laws.

Sold, impaired or returned equity investments for the year ended March 31, 2009 are as follows:

IMPAIRED EQUITY INVESTMENT IN AUSTRALIAN SECURED FINANCIAL LIMITED

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

For the year ended March 31, 2009, the Company recorded a profit on our investment in ASFL of $265,039 that increased our investment in ASFL. The investment in ASFL was considered impaired as of March 31, 2009 and write-down on our ASFL equity investment of $7,195,394 was recorded during the year ended March 31, 2009.

SOLD EQUITY INVESTMENT IN GPLUS MEDIA CO LTD

On August 24, 2007, the Company closed a 25.0% equity investment in GPlus Media Co Ltd (“GPlus”) by agreeing to issue 3,885,713 shares of common stock with a total value of $1,360,000 or $.35 per share, which was the closing price on August 20, 2007, the day negotiations were completed.

For the year ended March 31, 2009, the Company recorded a gain on our investment in GPlus of $12,510 that increased our investment in GPlus. On March 6, 2009, the Company sold its 25% interest in GPlus to the management of GPlus for $73,931 and recorded a loss on sale of $1,286,766 during the year ended March 31, 2009.

SUMMARY OF DISCONTINUED OPERATIONS AND ACQUISITION NOT COMPLETED

Discontinued operations for the year ended December 31, 2007 are as follows:

On October 22, 2007, the Company signed definitive agreements to acquire 100% of the Outsourcing Business Division (“Outsourcing Business Division”) of LINC Media, Inc. (“LINC Media”), a Tokyo, Japan-based Company.

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

The following table sets forth the discontinued operations for the Company:

	As of March 31,
	2010	2009
Balance Sheet-
Cash and cash equivalents	$15	$3,620,239
Accounts receivable - trade	583	5,994,117
Notes receivable	—	2,684,794
Other current assets	64,048	2,676,373
Fixed assets	53,936	2,206,269
Other assets	—	3,719,797
Assets of discontinued operations	$118,582	$20,901,589

Accounts payable - trade	$182,607	$1,116,755
Accrued liabilites	604,519	10,277,936
Long term debt	329,476	15,265,602
Deferred revenue	—	3,454,692
Other liabilities	—	—
Net liabilities- discontinued operations	$1,116,602	$30,114,985

			Transition Period
			The Three	Year Ended
	Years Ended March 31,		Months Ended	December 31,
	2010	2009	March 31, 2008	2007

Statement of Operations-
Revenue	$13,427,540	$57,107,050	$16,048,904	$29,136,435
Loss from discontinued operations	(2,863,704)	(7,228,592)	1,163,608	(5,272,127)
Gain from forfeit of discontinued operations	10,062,614	—	—	—

NOTE 4.  PREPAID EXPENSES

Prepaid expenses were $170,852 and $39,633 as of March 31, 2010 and 2009, respectively. These assets included prepaid insurance, prepaid financing costs and other costs incurred by the Company.

NOTE 5.  ACCOUNTS PAYABLE

Accounts payable were $848,426 and $461,274 as of March 31, 2010 and 2009, respectively. Such liabilities consisted of amounts due to vendors for external audit, forensic audit, legal and other expenses incurred by the Company.

NOTE 6. ACCRUED LIABILITIES

Accrued liabilities were $911,630 and $669,910 as of March 31, 2010 and 2009, respectively. Such liabilities consisted of the following:

	March 31,
	2010	2009
Accrued salaries	$235,874	$112,151
Trade debt not in accounts payable	192,117	69,799
Accrued interest	483,639	487,960
Other accrued expenses	—	—
	$911,630	$669,910

NOTE 7. NOTES PAYABLE/ LONG TERM DEBT

Notes payable and long term debt were $205,500 and $223,500 as of March 31, 2010 and 2009, respectively. Such liabilities consisted of the following:

1.

On July 14, 2008 and August 11, 2008, the Company entered into three-year loan agreements with Artemis Capital Group LLC, pursuant to which the Company received loans in the principal amount totaling approximately $199,500 at an interest rate of 7.0% per annum. The interest was payable quarterly beginning in October 2008. The Company issued 3,000,000 shares of common stock as of September 30, 2008 and 554,546 shares of common stock on November 19, 2008, which serve as collateral for the loans. In addition, the Company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loans, the Company may repay the loans, forfeit the shares to the lender or renew the loans on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the year ended March 31, 2010 and 2009 was $14,972 and $8,756, respectively.

2.

In connection with the acquisition of Asia Premier, the Company entered a note payable totaling $268,000. As of March 31, 2010, a total of $6,000 remains unpaid from this note payable. The note payable is secured by the assets of Asia Premier and is non-interest bearing.

All the loans were used for working capital. Future principal repayments for all long term debt as of March 31, 2010 are as follows:

Years Ended March 31,
2011	$6,000
2012	199,500
Total	$205,500

NOTE 8. RELATED PARTY RELATIONSHIPS WITH INTER ASSET JAPAN AND AFFILIATES

As of March 31, 2010, IAJ LBO Fund, PBAA Fund Limited, Terra Firma, Inter Asset Japan Co Ltd ("IAJ"), IA Turkey and Hiroki Isobe, (collectively, the "Controlling Shareholders") collectively hold approximately 43.2% of our common stock. These Controlling Shareholders have stated in a Schedule 13D that they may be deemed to constitute a "group" for the purposes of Rule 13d-3 under the Exchange Act. Hiroki Isobe and controls each of our Controlling Shareholders.

The following table provides details on the affiliated parties owned or controlled by each of the Company's controlling stockholders and certain other entities, as of March 31, 2010, that are relevant for purposes of understanding the related party transactions that have taken place:

Ownership:

IA Global, Inc. owns:
	Global Hotline Philippines, Inc.	100.0%	(1)
	IA Global Japan Co Ltd.	100.0%

Inter Asset Japan LBO No. 1 Fund owns:
	IA Global, Inc.	28.2%	(2)

PBAA Fund Ltd. owns:
	IA Global, Inc.	7.7%	(2)

Terra Firma Fund Ltd. owns:
	IA Global, Inc.	4.2%	(2)

Inter Asset Japan Co., Ltd. owns:
	IA Global, Inc.	.7%	(2)

IA Turkey Equity Portfolio Ltd owns:
	IA Global, Inc.	.8%	(2)

Mr. Hiroki Isobe owns:
	IA Global, Inc.	1.6%	(2)

(1)   Established on July 4, 2008. Asia Premier and Shift Resources operate as Global Hotline Philippines, Inc.

(2)   Based on a Schedule 13D (Amendment No. 23) filed with the SEC on June 9, 2010.

NOTE 9. EQUITY TRANSACTIONS

During the period subsequent to March 31, 2010, the following stockholder equity events occurred:

OTHER EQUITY ISSUANCES

On May 21, 2010, the Company agreed to issue 1,385,818 shares of common stock to Brian Hoekstra, its Chief Executive Officer for $15,244, or $.011 per share, the date agreement was signed. The shares do not have registration rights.

On May 25, 2010, the Company issued 4,500,000 warrants to acquire shares of common stock to National Securities Corporation and two individuals in connection with investment banking services. The warrants are exercisable at $.010 per share and expire on May 24, 2013.

On June 8, 2010, the Company agreed to issue 5,000,000 shares of common stock to Derek Schneideman, its former Chief Executive Officer for $50,000, or $.01 per share, the date agreement was signed. The shares do not have registration rights.

On June 14, 2010, the compensation committee awarded Mr. Senda 500,000 shares of stock at the fair market price of $0.013 per share based on the adjusted closing price on June 14, 2010, the date the committee approved the grant. In accordance with the 2007 Stock Incentive Plan, the grant vested on June 14, 2010.

STOCK PURCHASE AGREEMENTS WITH RXR CROSS BORDER INVESTMENT UN

On April 16, 2010, the Company received a $102,915 funding commitment under a Stock Purchase Agreement (“Agreement”) with RXR Cross Border Investment Un (“RXR”), a new shareholder of the Company. Under the terms of the Agreement, the Company agreed to issue and sell to RXR 8,576,250 shares of the Company’s common stock for an aggregate purchase price of $102,915, funded during March 10, 2010 and April 16, 2010. The price per share is $.012, the average during the periods of the wires.

On April 29, 2010, the Company received a $100,000 funding commitment under a Stock Purchase Agreement 2 (“Agreement 2”) with RXR. Under the terms of Agreement2, the Company agreed to issue and sell to RXR 12,000,000 Shares at a purchase price of US$.012 per share, the price on signing, or an aggregate price of US$100,000 on or before May 31, 2010. RXR did not fund the $100,000 on or before May 31, 2010.

RXR’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Agreement being accurate as of such dates.

The Company issued and sold the shares of common stock to RXR in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Agreement contains certain representations and warranties of the RXR and the Company, including customary investment-related representations provided by RXR, as well as acknowledgements by RXR that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to RXR in reliance on the exemption from the registration requirements set forth in the Securities Act of 1933 (the “Securities Act”) provided under Section 4(2) of the Securities Act and Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act.

STOCK PURCHASE AGREEMENTS WITH WORLD INVESTMENT UN

On June 15, 2010, the Company received a $145,000 funding commitment under a Stock Purchase Agreement (“Agreement”) with World Investment Un (“World”), a new shareholder of the Company. Under the terms of the Agreement, the Company agreed to issue and sell to World 12,083,333 shares at a purchase price of US$.012 per share, the price on signing, or an aggregate price of US$145,000 on or before June 15, 2010.

World’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Agreement being accurate as of such dates.

The Company issued and sold the shares of common stock to World in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Agreement contains certain representations and warranties of World and the Company, including customary investment-related representations provided by World, as well as acknowledgements by the World that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to World in reliance on the exemption from the registration requirements set forth in the Securities Act of 1933 (the “Securities Act”) provided under Section 4(2) of the Securities Act and Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act.

As of July 14, 2010, the Company sold to the Shareholder 25,416,667 shares at a purchase price of $.012 per share, or an aggregate price of $305,000.

During the twelve months ended March 31, 2010, the following stockholder equity events occurred:

OTHER EQUITY ISSUANCES

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

On June 10, 2009, the Company sold 167,500 shares of common stock to Derek Schneideman, its former Chief Executive Officer, for $10,050 or $0.06 per share, the closing price on June 10, 2009, the date the subscription agreement was signed.

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

On March 5, 2010, the Company issued 2,250,000 performance warrants to acquire shares of common stock to the Sterling Group, Inc. in connection with the sale of the Company’s common stock. The warrants are exercisable at $.015 per share and expire on March 14, 2013. If registered, the warrants may be called by the Company if the share price closes above $.10 for five days.

On March 19, 2010, the committee awarded Mr. Scott 400,000 shares of stock at the fair market price of $0.014 per share based on the adjusted closing price on March 18, 2010, the last trading day before the committee approved the grant. In accordance with the 2007 Stock Incentive Plan, the grant vested on March 19, 2010.

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

Finally, the Shareholder had the option, but did not purchase, on or before December 31, 2009, an additional 50,000,000 shares of Common Stock at a purchase price of US$.04 per share, or an aggregate price of $2,000,000.

On November 4, 2009, the Company entered into an Amendment (“Amendment 1”) to Agreement 2 with the Shareholder. Under the terms of Amendment 1, the Shareholder agreed to not acquire in excess of 19.9% of the Company’s outstanding stock prior to the Annual Stockholder Meeting held on December 18, 2009.

On January 26, 2010, the Company received a $250,000 funding commitment under an Amendment to Agreement 2 (“Amendment 2”) with the Shareholder. Under the terms of the Amendment 2, the Company agreed to issue and sell to the Investor 6,250,000 shares of the Company’s common stock for an aggregate purchase price of $250,000, or $0.04 per share.

The Shareholder had the option, but did not purchase, on or before March 31, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

Finally, the Shareholder had the option, but did not purchase, on or before April 30, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000, as long as $500,000 has been funded by February 28, 2010.

On April 16, 2010, the Company signed an Amendment to the Stock Purchase Agreement (“Amendment 3”) with the Shareholder. Under the terms of the Amended Agreement, the Company sold to the Shareholder in total 18,383,750 shares of Common Stock for $735,350. In addition, the parties agreed to terminate the Stock Purchase Agreement dated August 17, 2009 and the Amendment to the Stock Purchase Agreement dated January 26, 2010.

The Shareholder had the option, but did not purchase, on or before March 31, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

The Shareholder had the option, but did not purchase, on or before April 30, 2010, an additional 50,000,000 shares of common stock at a purchase price of US$.04 per share, or an aggregate price of US$2,000,000.

On April 16, 2010, the Company signed an Amendment to Escrow Agreement (“Escrow Agreement”) with Inter Asset Japan LBO No.1 Fund, Beseto Partners Incorporation Committee and M&A Japan Inc. The parties agreed to terminate the Escrow Agreement dated December 18, 2009. The Company agreed to return 200 million Yen or approximately $2.2 million in exchange for not issuing 55,969,633 shares of IAGI common stock. The Korean Venture Capital Fund was not successfully formed.

The Company issued and sold the shares of common stock to the Shareholder in Agreement 2 in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

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

Under the terms of its August 2, 2009 and the August 17, 2009 Stock Purchase Agreements and related Amendments with the Shareholder, as of March 31, 2010, the Company sold to the Shareholder, 75,453,383 shares at a purchase price of $.04 per share, or an aggregate price of $3,018,135.  As of July 14, 2010 and after the termination of the Escrow Agreement, the Company sold to the Shareholder 19,883,750 shares at a purchase price of $.04 per share, or an aggregate price of $795,350.

During the three months ended March 31, 2010, the Company sold to the Shareholder 3,733,750 shares at a purchase price of $.04 per share, or an aggregate price of $149,350.

EQUITY LINE OF CREDIT TRANSACTION WITH ASCENDIANT CAPITAL GROUP, LLC

On September 29, 2009, the Company entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of the Company’s common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by the Company and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

Under the terms of the Securities Purchase Agreement, Ascendiant will not be obligated to purchase shares of IA Global’s common stock unless and until certain conditions are met, including but not limited to the SEC declaring effective a Registration Statement (the “Registration Statement”) on Form S-1 and the Company maintaining an Effective Registration Statement which registers Ascendiant’s resale of any shares purchased by it under the equity drawdown facility. The customary terms and conditions associated with Ascendiant’s registration rights are set forth in a Registration Rights Agreement that was also entered into by the parties on September 29, 2009.

The Registration was declared effective on March 9, 2010, IA Global has the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from IA Global, up to $5,000,000 worth of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). IA Global will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, IA Global will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a nine-trading-day pricing period. For each draw, IA Global will be required to deliver the shares sold to Ascendiant in three installments (following the third, sixth and ninth trading days in the pricing period, respectively). Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

The Securities Purchase Agreement also provides for the following terms and conditions:

•	Purchase Price - 90% of the Company’s volume-weighted average price (“VWAP”).

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

•

Commitment Fees - IA Global issued 8,333,333 shares of its common stock to Ascendiant ($125,000 worth of shares based on the Company’s closing bid price on the trading day immediately prior to the SEC declaring the Registration Statement effective, IA Global issued another 7,058,581 or $75,000 worth of shares of its common stock in three installments over a period of 90 days following the effectiveness date.

•

Other Fees and Expenses – On October 21, 2009, the Company issued 400,000 shares of common stock valued at $10,000 under the 2007 Stock Incentive Plan as compensation to Ascendiant’s legal counsel for the legal fees and expenses it incurred in connection with negotiating and documenting the equity line of credit. Pursuant to separate agreements, IA Global has also agreed to pay an aggregate of 3.0% in fees (to be paid in connection with each draw down).

•

Indemnification - Ascendiant is entitled to customary indemnification from IA Global for any losses or liabilities it suffers as a result of any breach by IA Global of any provisions of the Securities Purchase Agreement, or as a result of any lawsuit brought by any stockholder of IA Global (except stockholders who are officers, directors or principal stockholders of IA Global).

•

Conditions to Ascendiant’s Obligation to Purchase Shares - Trading in IA Global’s common stock must not be suspended by the SEC or other applicable trading market; IA Global must not have experienced a material adverse effect; all liquidated damages and other amounts owing to Ascendiant must be paid in full; the Registration Statement must be effective with respect to Ascendiant’s resale of all shares purchased under the equity drawdown facility; there must be a sufficient number of authorized but unissued shares of IA Global common stock; and the issuance must not cause Ascendiant to own more than 9.99% of the then outstanding shares of IA Global common stock, or more than 19.9% of the number of shares of common stock outstanding on September 29, 2009 to have been issued under the equity drawdown facility (without shareholder approval).

•

Termination - The Securities Purchase Agreement will terminate if IA Global’s common stock is not listed on one of several specified trading markets (which include the NYSE AMEX, OTC Bulletin Board and Pink Sheets, among others); if IA Global files for protection from its creditors; or if the Registration Statement was not declared effective by the SEC by June 29, 2010. IA Global may terminate the Securities Purchase Agreement if Ascendiant fails to fund a draw down within 10 trading days after the end of the applicable settlement period, or if the SEC provides comments on the Registration Statement requiring certain changes in the transaction structure and/or documents.

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

Under the terms of its September 29, 2009 Securities Purchase Agreement with Ascendiant, as of March 31, 2010,  the Company sold to Ascendiant 1,739,048  shares at a purchase price of $.013 per share, or an aggregate price of $21,884.  As of July 14, 2010, the Company sold to the Shareholder 8,015,507 shares at a purchase price of $.011 per share, or an aggregate price of $89,730.

The shares to be issued by IA Global to Ascendiant under the Securities Purchase Agreement will be issued in private placements in reliance upon the exemption from the registration requirements set forth in the Securities Act provided for in Section 4(2) of the Securities Act, and the rules promulgated by the SEC thereunder.

STOCK PURCHASE AGREEMENT WITH MGVJ CO LTD

On January 26, 2010, the Company received a $480,000 funding commitment under a Stock Purchase Agreement (“Stock Purchase”) with MGVJ Co. Ltd. (“MGVJ”), a new shareholder of the Company. Under the terms of the Stock Purchase, the Company agreed to issue and sell to MGVJ 9,600,000 shares of the Company’s common stock for an aggregate purchase price of $480,000, or $0.05 per share, with payments as follows:

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

MGVJ’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Agreement being accurate as of such dates.

The Company issued and sold the shares of common stock to MGVJ in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Stock Purchase contains certain representations and warranties of MGVJ and the Company, including customary investment-related representations provided by MGVJ, as well as acknowledgements by MGVJ that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to the Investor in reliance on the exemption from the registration requirements set forth in the Securities Act of 1933 (the “Securities Act”) provided under Section 4(2) of the Securities Act and Regulation D promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act.

On April 16, 2010, the Company signed an Amendment to the Stock Purchase Agreement (“MGVJ Amended Agreement”) with MGVJ. Under the terms of the MGVJ Amended Agreement and during the three months ended March 31, 2010, the Company sold to MGVJ 1,300,000 shares of Common Stock at a purchase price of $.05 per share, or an aggregate price of $65,000. In addition, the parties agreed to terminate the Stock Purchase Agreement dated January 26, 2010.

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

On April 16, 2008, the Company agreed to issue 120,000 shares of common stock to a consultant for investor relation services. The shares were valued at $.25 per share, the closing price on April 7, 2008, the date the agreement was reached.

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

On July 9, 2008, the Company filed a registration statement on Form S-3 covering 33,112,422 shares, related to equity investments, acquisitions and service agreements which were declared effective by the SEC on July 23, 2008.

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

During the three months ended March 31, 2008, the following stockholder equity events occurred:

On March 22, 2007, the Company announced a stock repurchase program. Starting on April 2, 2007, the Company may repurchase up to 4,000,000 shares at market prices in open market or private transactions. As of March 31, 2008 and December 31, 2007, the Company repurchased 2,654,255 shares in public and private transactions at an average price of $0.281 per share. The Company reused 2,026,355 shares as part of our Slate equity investment at an average cost of $.267 per share. The Company owns 627,900 shares at an average cost of $.323 per share as of March 31, 2008. The shares are valued using the cost method of accounting for treasury stock.

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

The following table summarizes information about warrants outstanding and exercisable at March 31, 2010:

Number	Party	Dates	Shares	Price
W-1	Carter, Terry and Company	4/1/08-3/31/2013	31,122	0.28
W-2	Brian Adams	4/1/08-3/31/2013	31,121	0.28
W-3	Michael Ning	5/8/08-5/7/2013	1,000,000	0.20
W-4	Michael Ning	5/8/08-5/7/2013	1,500,000	0.20
W-5	ArqueMax Ventures LLC	7/28/08-7/27/2013	1,900,000	0.17
W-6	ArqueMax Ventures LLC	12/12/08-12/11/2013	3,591,250	0.04
W-7	Sterling Group, Inc.	2/3/09-2/2/2012	750,000	0.05
W-8	Sterling Group, Inc.	2/3/09-2/2/2012	750,000	0.10
W-9	Marc Page	2/3/09-2/2/2012	250,000	0.05
W-10	Marc Page	2/3/09-2/2/2012	250,000	0.10
W-11	A to B Capital Special Situations Fund, LP	5/15/09-5/14/2012	428,571	0.07
W-12	Sterling Group, Inc.	5/21/09-5/20/2012	750,000	0.10
W-13	Marc Page	5/21/09-5/20/2012	250,000	0.10
W-14	Sterling Group, Inc.	3/5/10-3/4/2013	2,250,000	0.02
			13,732,064	0.095

NOTE 10. STOCK INCENTIVE PLAN

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

A total of 9,103,929 shares of common stock underlying option grants under the 2007 Plan, as amended, are outstanding as of March 31, 2010. Options for the purchase of 11,693,512 shares were outstanding as of March 31, 2009. Shares underlying options that expire, or are cancelled without delivery of shares, generally become available for future re-issuance under the 2007 Plan.

The following option activity occurred subsequent to the year ended March 31, 2010:

On May 14, 2010, Derek Schneideman, the Company’s former Chief Executive Officer voluntarily cancelled stock option grants to purchase an aggregate of 2,300,000 shares of common stock. The grants were previously issued on various dates and an average price of $.06 per share.

On May 14, 2010, the Company awarded Mr. Schneideman an option to purchase 2,000,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.01 per share based on the adjusted closing price on May 14, 2010, the date the board of directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the stock options vested immediately and expire on May 13, 2020.

The following option activity occurred during the year ended March 31, 2010:

On May 24, 2009, Mae Towada, a former director, forfeited stock options totaling 400,000 shares that were previously issued at an average price of $.245 per share.

On June 17, 2009, certain key executives, employees, and directors of the Company voluntarily cancelled stock option grants to purchase an aggregate of 5,439,583 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share.

On June 17, 2009, Global Hotlines Philippines granted options to purchase 23,000 shares of the Company’s common stock. The awards were granted at the fair market price of $.05 per share. The stock options were granted to provide a proper incentive for employees, officers and directors and to reduce the cost of the stock option grants over the subsequent three years.

On June 17, 2009, the Company awarded stock option grants totaling 5,439,583 shares to certain key executives, employees, and directors. The grants were priced at $.05 per share, the closing price of the Company’s common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants are vested immediately and expire on June 16, 2019. The stock options were granted to provide a proper incentive for employees, officers and directors and to reduce the cost of the stock option grants over the subsequent three years. The Company expensed $345,846 during the year ended March 31, 2010 related to this transaction.

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

On October 31, 2009, Global Hotlines Philippines awarded to Bernadine Bernardo, an employee, an option to purchase 15,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.04 per share based on the adjusted closing price of the Company’s common stock on the date of the award. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on October 30, 2019.

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

On December 3, 2009, Masazumi Ishii, a former director, forfeited stock options totaling 650,000 shares that were previously issued at an average price of $.072 per share.

On December 31, 2009, Global Hotline, Inc. employees forfeited stock options totaling 4,055,000 shares that were previously issued at an average price of $.222 per share.

On February 1, 2010, Global Hotlines Philippines awarded to Nick De Guzman Bernardo, an employee, an option to purchase 15,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.03 per share based on the adjusted closing price of the Company’s common stock on the date of the award. In accordance with the 2007 Stock Incentive Plan, the stock options vest quarterly over three years and expire on January 31, 2020.

On February 10, 2010, Eric La Cara, a former director, forfeited stock options totaling 750,583 shares that were previously issued at an average price of $.069 per share.

On February 10, 2010, Glenn Espino, a former Global Hotlines Philippines employee, forfeited stock options totaling 250,000 shares that were previously issued at an average price of $.28 per share.

On March 31, 2010, former Global Hotlines Philippines employees forfeited stock options totaling 37,000 shares that were previously issued at an average price of $.05 per share.

The following option activity occurred during the year ended March 31, 2009:

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

During the year ended March 31, 2009, the Company cancelled or the option holders forfeited options underlying 737,000 shares at an average exercise price of $.245 per share.

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

Stock option activity, for options granted under the 2007 Stock Incentive Plan as amended, for the year ended March 31, 2010 and 2009, three months ended March 31, 2008 and the years ended December 31, 2007 are summarized as follows:

		Weighted Average
	Options	Exercise Price	$
Outstanding as of December 31, 2006	4,200,000	0.214	899,484
Granted	5,347,500	0.284	1,516,545
Exercised	(434,166)	(0.202)	(87,917)
Forfeitures	(1,055,834)	(0.211)	(222,666)
Outstanding as of December 31, 2007	8,057,500	0.261	2,105,446
Granted	1,505,000	0.292	439,299
Exercised	(86,458)	(0.156)	(13,500)
Forfeitures	(350,000)	(0.336)	(117,500)
Outstanding as of March 31, 2008	9,126,042	0.264	2,413,745
Granted	3,387,429	0.190	642,230
Exercised	(62,959)	(0.172)	(10,800)
Forfeitures	(757,000)	(0.245)	(185,560)
Outstanding as of March 31, 2009	11,693,512	$0.245	2,859,615
Granted	8,992,583	0.046	417,179
Exercised	—	—	—
Forfeitures	(11,582,166)	(0.234)	(2,704,999)
Outstanding as of March 31, 2010	9,103,929	$0.063	571,795

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life in Years		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price Exercisable

$0.03 to $0.04	3,230,000	9.51	years	$0.04	434,583	$0.04
$0.05	4,725,000	9.20	years	$0.05	4,475,000	$0.05
$0.11 to $0.15	875,000	7.83	years	$0.13	875,000	$0.13
$0.24 to $0.53	273,929	4.60	years	$0.34	142,500	$0.41
	9,103,929	8.73	years	$0.06	5,927,083	$0.07

There is no aggregate intrinsic value of the exercisable options as of March 31, 2010.

NOTE 11. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

There are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations. The Company continues to work with various vendors and former employees on past due liabilities.

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

Although the Company has engaged Japanese corporate counsel to sue H Capital for damages, the aforementioned events have resulted in IA Global losing control over the day-to-day management and operations of Global Hotline. In addition, the Company did not have access to the financial records of Global Hotline that are necessary to periodically report our financial position and results of operations as a consolidated subsidiary of IA Global.

On December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficit as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date.

Concurrent with Company’s deconsolidation of Global Hotline, management has determined, in conjunction with Japanese counsel, that any obligations that may arise from Global Hotline, that existed prior, or subsequent, to their decision to deconsolidate, is not an obligation of the Company.

Prior to December 8, 2009 Global Hotline had significant liabilities to Japanese banks in excess of approximately $12,000,000. These loans were unsecured and personally guaranteed by either the CEO or CFO of Global Hotline. In addition to theses bank loans, Global Hotline had payroll, social insurance and other tax liabilities at of approximately 800,000,000 Yen, or approximately $9.0 million at current exchange rates, as of September 30, 2009. Portions of the payroll, social insurance and other tax liabilities were repaid from cash flow from accounts receivable.

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

With regards to the above referenced liabilities, or potential liabilities of Global Hotline, management of the Company along with their Japanese legal counsel, has determined that the Company has no legal obligation for these liabilities or potential liabilities. Assertions against the Company for Global Hotline liabilities, or potential liabilities, might be sustained. The Company intends to defend themselves against any assertions related to liabilities or potential liabilities resulting from Global Hotline prior to or subsequent to December 8, 2009. The Company has not accrued for any liabilities related to Global Hotline as of March 31, 2010. Global Hotline filed for bankruptcy on February 12, 2010 in accordance with Japanese bankruptcy laws.

On October 7, 2009, we filed a civil claim against H Capital in Tokyo, Japan District Court related to the ownership of Global Hotline. On May 5, 2010, we dropped the original civil claim and filed a new civil claim for damages of $1,000,000 against H Capital and other affiliated parties. The claim has not been reviewed by the Tokyo, Japan District Court. Management, based on their consultation with Japanese legal counsel, is unable to determine the outcome of this dispute with H Capital.

LEGAL PROCEEDING – AMV

On April 1, 2009, the Company agreed to issue IAO Preferred Stock, at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock. The Company declined to convert this IAO Preferred Stock.

At AMV’s sole discretion, AMV had the option to (1) convert some or all of its IAO Preferred Stock into 12,800,000 shares of our common stock pro rata at $0.025 per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company on a pro rata basis. The conversion of IAO Preferred Stock intoTaicom Stock was to be automatically triggered in the case of certain events, including delisting from the NYSE AMEX Equities Exchange, bankruptcy or insolvency.

On July 17, 2009 and September 28, 2009, AMV notified us that we were in default under clause 3.1 (vi) of the Agreement and as a result did not fund the $60,000 due June 30, 2009, July 15, 2009 and July 31, 2009. However, AMV was late in funding as required by the Agreement.

On November 16, 2009, but effective August 4, 2009, AMV claimed ownership of our shares in Taicom. This resulted in a loss on investment of approximately $2,820,000.

Taicom declared bankruptcy on December 25, 2009 in accordance with Japanese bankruptcy laws.

Brian Hoekstra’s Employment Agreement

On November 5, 2009, the Company entered into an Employment Agreement with Brian Hoekstra, the Company’s Chief Executive Officer, which is effective as of September 4, 2009.

The Employment Agreement provides for a one-year term and is renewable on a mutually agreeable basis. The Company agreed to pay Mr. Hoekstra an annual base salary of $98,000, and provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Mr. Hoekstra is also eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee. If Mr. Hoekstra’s employment is terminated without Cause (as defined in the Employment Agreement), Mr. Hoekstra will be entitled to a payment equal to three months base salary paid at the Company’s discretion in a lump sum or over the subsequent year.

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

Derek Schneideman's Employment Agreement

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

•

$100,000 was payable as of November 3, 2009.  On June 8, 2010, the Company agreed to issue 5,000,000 shares of common stock to Derek Schneideman, for $50,000, or $.01 per share, the date agreement was signed. The shares do not have registration rights. $50,000 remains payable as of March 31, 2010, provided that (i) the Company’s filings with the SEC are not determined to contain materially inaccurate information, material representations or material omissions, (ii) evidence of fraud or illegal acts on the part of Mr. Schneideman is not discovered, and (iii) Mr. Schneideman has not made any misrepresentations in connection with its purchase of the Shares, as described above.

Mr. Schneideman did not exercise his limited right to revoke the Separation Agreement and was paid $42,409 and is owed $10,417 as of March 31, 2010 for accrued but unpaid salary, benefits and business expense reimbursements as of the date of the Separation Agreement.

The Separation Agreement provides that Mr. Schneideman will continue to provide services to the Company as a consultant for a period of 12 months following the effective date of his resignation as Chief Executive Officer. In exchange for such services, the Company agreed to pay Mr. Schneideman $2,000 per month. The Company is entitled to terminate the consulting relationship upon 30 days advance notice and payment of the consulting fee to which Mr. Schneideman would be entitled in the 30 days following such notice. The Company has paid $4,287 and owes $10,475 in consulting fees as of March 31, 2010.

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

Mark Scott's Employment Agreement

On August 24, 2009, the Company entered into a new Employment Agreement with Mark Scott, which replaces his Employment Agreement dated September 5, 2007.

Mark Scott’s Employment Agreement (“Scott Agreement”) had a one-year term beginning on August 24, 2009, and is renewable on a mutually agreeable basis. The Company agreed to pay Mr. Scott an annual base salary of $96,000, and provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott Agreement, Mr. Scott is eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee based on criteria under development. If Mr. Scott’s employment is terminated without Cause (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to one year’s annual base salary paid at the Company’s discretion in a lump sum or over the next year.

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

On May 17, 2010, the Company entered into an Amendment to Employment Agreement (“Amended Scott Agreement”) with Mark Scott, our Chief Financial Officer.

The Amended Scott Agreement allows Mr. Scott to serve as a consultant for unrelated businesses so long as such activities do not interfere with the performance of Executive’s duties under his Employment Agreement dated August 24, 2009.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are issued.

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

REPORT ON MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management assessed the corporation's system of internal control over financial reporting as of March 31, 2010, in relation to criteria for effective internal control over financial reporting as described in "Internal Control--Integrated Framework," issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of March 31, 2010, its system of internal control over financial reporting is effective based on the criteria of the "Internal Control--Integrated Framework".

/s/ Brian Hoekstra	/s/ Mark Scott
Brian Hoekstra	Mark Scott
Chief Executive Officer	Chief Financial Officer

San Francisco, CA

July 14, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, IA Global, Inc. (the "Registrant") has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IA GLOBAL, INC.

Date: July 14, 2010	By:	/s/ Brian Hoekstra
Brian Hoekstra
Chief Executive Officer and Director

	By:	/s/ Mark Scott
Mark Scott
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES	TITLE	DATE

/s/ Brian Hoekstra	Chief Executive Officer and Director	July 14, 2010
Brian Hoekstra	(Principal Executive Officer)

/s/ Mark Scott	Chief Financial Officer and Secretary	July 14, 2010
Mark Scott	(Principal Financial/Accounting Officer)

/s/ Michael Garnreiter	Independent Director	July 14, 2010
Michael Garnreiter

/s/ Jack Henry	Independent Director	July 14, 2010
Jack Henry

/s/ Greg LeClaire	Independent Director	July 14, 2010
Greg LeClaire

/s/ Ryuhei Senda	Director	July 14, 2010
Ryuhei Senda