Form 10-Q
period 2010-06-30
IA GLOBAL INC
filed 2010-08-16
CIK 1077634

_______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010 there were issued and outstanding 360,007,174 shares of the registrant’s common stock.

________________________________________________________________________________

IA GLOBAL, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statement of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	40

Signatures		41

Exhibit 31.1

Exhibit 31.2

Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$291,526	$2,228,808
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	128,667	—
Inventories	1,780,679	—
Prepaid expenses	311,620	170,852
Other current assets	97,126	29,936
Net assets- discontinued operations	43,759	118,582
Total current assets	2,653,377	2,548,178

EQUIPMENT, NET	105,433	226

OTHER ASSETS
Intangible assets, net	1,315,031	—
Other assets	508,398	—

Total assets	$4,582,239	$2,548,404

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable - trade	$947,881	$848,426
Accrued liabilities	1,107,179	911,630
Note payable and current portion of long term debt	901,649	6,000
Net liabilities- discontinued operations	817,433	1,116,602
Total current liabilities	3,774,142	2,882,658

LONG TERM LIABILITIES:
Long term debt	2,649,776	199,500

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—
LLC Series Preferred stock, $.01 par value, 317 shares authorized and 317 and 0, issued and outstanding, respectively (liquidation value $317,000)	317,000	317,000
Common stock, $.01 par value, 450,000,000 shares authorized, 344,294,950 and 315,677,003 issued, and 342,667,050 and 314,049,103 outstanding, respectively	3,442,950	3,156,771
Additional paid in capital	54,996,655	56,466,939
Accumulated deficit	(60,391,904)	(60,146,365)
Accumulated other comprehensive loss	(57,163)	(45,192)
	(1,692,462)	(250,847)
Noncontrolling interest	133,690	—
Less common stock in treasury, at cost	(282,907)	(282,907)
Total stockholders' deficiency	(1,841,679)	(533,754)

Total liabilities and stockholders' deficiency	$4,582,239	$2,548,404

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)

REVENUE	$670,933	$—
COST OF SALES	313,708	—
GROSS PROFIT	357,225	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	493,254	1,009,191
OPERATING LOSS	(136,029)	(1,009,191)

OTHER INCOME (EXPENSE):
Interest expense and amortization of finance costs	(37,695)	(21,510)
Other income	(191)	(380)
Profit on equity investment in Slate Consulting Co Ltd	—	11,706
Total other expense	(37,886)	(10,184)

NET LOSS FROM CONTINUING OPERATIONS	(173,915)	(1,019,375)

(Loss) from discontinued operations	(26,934)	(2,443,207)

NET LOSS	(200,849)	(3,462,582)

Deemed preferred stock dividend	—	(192,000)
Noncontrolling interest	(44,690)	—

NET LOSS ATTRIBUTABLE TO IA GLOBAL, INC. COMMON SHAREHOLDERS	$(245,539)	$(3,654,582)

Basic and diluted loss per share of common-
Basic and diluted loss per share from continuing operations	$—	$—
Basic and diluted loss per share from discontinued operations	—	(0.02)
Total basic loss per share	$—	$(0.02)

Weighted average shares of common stock outstanding- basic and diluted	302,937,087	218,834,533

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(200,849)	$(3,462,582)
Loss from discontinued operations	26,934	2,443,207
Depreciation and amortization	38,751	—
Amortization of prepaid financing	23,559	2,053
Stock based compensation	20,000	352,679
Gain on equity investments	—	(11,706)
Accounts receivable	(33,555)	—
Inventories	(72,306)
Prepaid expenses	(65,792)	(21,557)
Other current assets	(4,574)	(17,147)
Other assets	25,523	—
Accounts payable - trade	(146,861)	239,572
Accrued liabilities and payroll taxes	(142,018)	47,655
Net cash (used in) operating activities - continuing operations	(531,188)	(427,826)
Net cash (used in) operating activities - discontinued operations	(251,280)	(1,997,284)
NET CASH (USED IN) OPERATING ACTIVITIES	(782,468)	(2,425,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,511)	—
Net cash from acquisitions	296,004	—
NET CASH PROVIDED BY INVESTING ACTIVITIES:	292,493	—

CASH FROM FINANCING ACTIVITIES:
Proceeds from debt	333,099	2,280,146
Repayments of debt	—	(2,124,152)
Proceeds from sale of common stock	440,680	40,050
Proceeds from sale of preferred shares	—	317,000
Return of stock subscription	(2,228,808)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,455,029)	513,044

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,945,004)	(1,912,066)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,722	412

CASH AND CASH EQUIVALENTS, beginning of period	2,228,808	3,614,731

CASH AND CASH EQUIVALENTS, end of period	$291,526	$1,703,077

Supplemental disclosures of cash flow information:
Interest paid	$2,096	$3,491
Taxes paid	$2,895	$—

Non-cash investing and financing activities:
Deemed dividend on issuance of LLC Series Preferred Stock	$—	$192,000
Shares issued for finance fee	$75,000	$—

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

THE COMPANY AND OUR BUSINESS

IA Global, Inc. (“IA Global” or the “Company”) is a global services and outsourcing company focused on growing existing businesses and expansion through global mergers and acquisitions.  The Company is utilizing its current partnerships to acquire growth businesses in target sectors and markets at discounted prices.  The Company is actively engaging in discussions with businesses that would benefit from our business acumen and marketing expertise, knowledge of Asian Markets, and technology infrastructure.

Financial Results

During the fiscal year ended March 31, 2010, the Company had no revenues from continuing operations.  During the three months ended June 30, 2010, the Company reported revenues of $670,933.

Certain recent developments relating to the Company’s efforts to generate additional liquidity, including through sales of its common stock, are described in more detail in the notes to the financial statements included in this Form 10-Q.

Acquisition of Car Planner Co. Ltd. (“Car Planner”)

On May 20, 2010, the Company closed the 100% acquisition of JSK Fund Co. Ltd., which owns 100% of Car Planner, both of which are Japanese companies, from JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR Cross Border Investment Un.

Car Planner receives service and commission revenue by selling automotive parts over the Internet to approximately 728 car dealers, gas stations, and car maintenance shops in Japan. Car Planner is expected to expand its Business-to-Business model to include Business-to-Consumer transactions during fiscal year 2011. Car Planner’s website is www.carplanner.jp.

Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at the current exchange rate. The acquisition was financed through the issuance of 25,000,000 shares of our common stock valued at $.013 per share.

Acquisition of Johnny Co. Ltd.  (“Johnny”)

On June 4, 2010, the Company closed the 60% acquisition of Johnny from Hynox Corporation, both of which are Japanese companies.

Johnny engages in the distribution and sales of new video gaming hardware such as the Sony PlayStation 3, Playstation Portable, Nintendo DS, Wii and XBox 360 along with associated gaming software. Johnny is also engaged in buying used hardware and software and selling refurbished hardware and secondhand software.

Johnny operates seven direct management stores and three franchise stores in the Iwate, Akita and Aomori prefectures in Northern Japan. Mr. Jun Sugiura, founder and Chief Executive Officer, will retain 40% ownership of the company. Johnny’s website is http:// www.fc-johnny.jp and the mobile website is http://www.fc-johnny.jp/mobile.

The 60% share of Johnny was acquired for 14,000,000 shares of our common stock valued at $.013, or approximately $178,000.

Proposed Acquisition of Zest Corporation Co. Ltd. and Zest Home Co. Ltd. (“Zest”)

On July 12, 2010, the Company signed a letter of intent to acquire 100% of Zest Corporation Co. Ltd. and Zest Home Co. Ltd., both Japanese companies, from Kansai Trust Co. Ltd.

Zest is engaged in the custom home design and construction business for middle-class families looking for high quality at reasonable prices.  Zest operates out of three locations in Central Japan (Himeji, Tatsuno, and Kakogawa) under an exclusive license from Universal Home Co. Ltd.

Established in 1997, Zest is expected to be acquired for the equivalent of 80,000,000 JPY or approximately $890,000 at the current exchange rate. The acquisition is expected to be financed through the issuance of 33,333,333 shares of IAGI common stock (or the equivalent of 60,000,000 JPY at $0.02 per share), with the balance funded through debt.

The letter of intent is subject to (i) our board’s approval of the acquisition and (ii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by August 31, 2010.

Business Process Outsourcing

In the Philippines, the Company acquired 100% of each of Shift Resources, Inc. (“Shift”) on April 10, 2008 and Asia Premier Executive Suites, Inc. (“Asia Premier”) on May 27, 2008.  Shift and Asia Premier are multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines. On June 14, 2010, the Company outsourced its call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010.

Deconsolidation of Global Hotline, Inc. (“Global Hotline or GHI”)

Until recently, the Company also operated in Japan through our wholly-owned subsidiary, Global Hotline. In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc (“H Capital”). The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although the Company continues to sue H Capital for damages, on December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and its stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

CORPORATE INFORMATION

The Company was incorporated in Delaware on November 12, 1998. The Company’s executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in the Pacific Rim region. The Company’s telephone number is (415) 946-8828 and its principal website address is located at www.iaglobalinc.com. The information on our website is not incorporated as a part of this Form 10-Q.

THE COMPANY’S COMMON STOCK

The Company’s common stock currently trades on the OTCBB Exchange ("OTCBB") under the symbol "IAGI."

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of IA Global and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended June 30, 2010 and 2009 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2010.

In this Form 10-Q, the phrase “at current exchange rates” refers to the exchange rate in effect as of the date of the applicable event or transaction.

GOING CONCERN

These consolidated financial statements have been prepared by management in accordance with GAAP on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses for the three months ended June 30, 2010, the year ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008, and for the year ended December 31, 2007, as well having an accumulated deficit of approximately $60.4 million and a working capital deficit of approximately $1.1 million as of June 30, 2010.

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

On December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

RECLASSIFICATIONS

Certain reclassifications have been made to the Company’s financial statements for prior periods to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Included in such reclassification is the presentation of Global Hotline as a discontinued operation for the quarter ended June 30, 2009 and for all subsequent periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to US$250,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately US$111,000 as of June 30, 2010. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

INVENTORIES – Inventory consist primarily of gaming hardware being refurbished at Johnny and are stated at the lower of cost or market on the first-in, first-out method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by Johnny at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified. There is no provision for impaired inventory as of June 30, 2010.

EQUIPMENT - Equipment consists of machinery, equipment and software, which are stated at cost less accumulated depreciation and amortization. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the relevant asset, generally 2-5 years.

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company is amortizing the intellectual property and other intangible assets acquired in connection with its acquisition of Car Planner and Johnny over 36 months on a straight-line basis, which corresponds with the period of time for which management was able to project future revenues, either under the parties’ agreement or through ongoing business activities following the closing of the transaction.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company has adopted FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements” (“Topic 820”), for assets and liabilities measured at fair value on a recurring basis. Topic 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, Topic 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of June 30, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at June 30, 2010 and 2009.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – Car Planner and Johnny revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the Company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of June 30, 2010 and March 31, 2010, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the three months ended June 30, 2010 and 2009.

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

STOCK BASED COMPENSATION - The Company accounts for the grant of stock options and restricted stock awards in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”).   ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation. In addition, the Company records expense over the vesting period in connection with stock options granted. The compensation expense for stock-based awards includes an estimate for forfeitures and is recognized over the expected term of the award on a straight line basis.

When stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table:

	For the Three Months Ended June 30,
	2010	2009
Risk-free interest rate	3.61%	3.96%
Expected life	9.36 years	8.00 years
Dividend rate	0.00%	0.00%
Expected volatility	174%	112%

The Company recorded $20,000 and $365,679 of compensation expense, net of related tax effects, relative to stock options for the three months ended June 30, 2010 and 2009  in accordance with ASC 718. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00).

As of June 30, 2010, there is approximately $47,606 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

In addition to options granted to employees, the Company grants options to non-employees for services. On May 14, 2010, the Company issued an option to purchase 2,000,000 shares of the Company’s common stock to Derek Schneideman, our former Chief Executive Officer, at the fair market price of $0.01 per share based on the adjusted closing price of the Company’s common stock on May 14, 2010, the day the Board of Directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the stock option vested immediately.

The Company did not issue any shares of common stock to non-employees during the three months ended June 30, 2009. There are 2,273,929 stock options outstanding that are held by non-employees as of June 30, 2010, which carry an average exercise price of $.050 per share.

On June 17, 2009, certain key executives, employees, and directors of the Company voluntarily cancelled stock option grants to purchase an aggregate of 5,439,583 shares of common stock. The grants were previously issued on various dates and prices above $.13 per share.

On June 17, 2009, the Company awarded stock option grants totaling 5,439,583 shares to certain key executives, employees, and directors. The grants were priced at $.05 per share, the closing price of the Company’s common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants are vested immediately and expire on June 16, 2019. The stock options were granted to provide a proper incentive for employees, officers and directors. The Company expensed $345,846 during the three months ended June 30, 2009 related to this transaction.

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

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of June 30, 2010, there were options outstanding for the purchase of 8,738,929 common shares, warrants for the purchase of 18,232,064 common shares, 3,554,546 shares of common stock issued as collateral for loans, which could potentially dilute future earnings per share. As of June 30, 2009, there were options outstanding for the purchase of 11,274,012 common shares, warrants for 16,695,169 common shares, 3,554,546 shares of common stock issued as collateral for loans of and potential shares totaling 33,300,000 related to ArqueMax Ventures transactions, which could potentially dilute future earnings per share.

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

•

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of Topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

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

NOTE 3. SUMMARY OF ACQUISITIONS AND DISCONTINUED OPERATIONS

A summary of acquisitions and discontinued operations for the three months ended June 30, 2010 and 2009 is as follows:

Acquisition of Car Planner

On May 20, 2010, the Company closed the 100% acquisition of JSK Fund Co. Ltd., which owns 100% of Car Planner, both of which are Japanese companies, from JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR Cross Border Investment Un.

Car Planner receives service and commission revenue by selling automotive parts over the Internet to approximately 728 car dealers, gas stations, and car maintenance shops in Japan. Car Planner is expected to expand its Business-to-Business model to include Business-to-Consumer transactions during fiscal year 2011. Car Planner’s website is www.carplanner.jp.

Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at the current exchange rate. The acquisition was financed through the issuance of 25,000,000 shares of our common stock valued at $.013 per share.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than May 20, 2011. The preliminary allocation is as follows:

Purchace price-
Common stock	$325,000
Cash	(235,617)
Accounts receivable, net	(43,435)
Fixed assets	(26,773)
Other assets	(121,594)
Accounts payable - trade	32,322
Accrued liabilities	37,161
Notes payable	454,436

Total purchase price	$421,500

Portion allocated to identifiable intangible assets	$421,500

The results of operations of Car Planner were included in the Consolidated Statements of Operations for the period May 21, 2010 to June 30, 2010.

Acquisition of Johnny

On June 4, 2010, the Company closed the 60% acquisition of Johnny from Hynox Corporation, both of which are Japanese companies.

Johnny engages in the distribution and sales of new video gaming hardware such as the Sony PlayStation 3, Playstation Portable, Nintendo DS, Wii and XBox 360 along with associated gaming software. Johnny is also engaged in buying used hardware and software and selling refurbished hardware and secondhand software.

Johnny operates seven direct management stores and three franchise stores in the Iwate, Akita and Aomori prefectures in Northern Japan. Mr. Jun Sugiura, founder and Chief Executive Officer, will retain 40% ownership of the company. Johnny’s website is http:// www.fc-johnny.jp and the mobile website is http://www.fc-johnny.jp/mobile.

The 60% share of Johnny was acquired for 14,000,000 shares of our common stock valued at $.013, or approximately $178,000.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 4, 2011. The preliminary allocation is as follows:

Purchace price-
Common stock	$178,000
Noncontrolling interest	89,000
Accounts receivable, net	(51,677)
Inventories	(1,700,291)
Equipment, net	(79,338)
Other assets	(566,183)
Accounts payable - trade	213,994
Accrued liabilities	285,222
Notes payable	2,558,401
Other liabilities	3,975

Total purchase price	$931,103

Portion allocated to identifiable intangible assets	$931,103

The results of operations of Johnny were included in the Consolidated Statements of Operations for the period June 5, 2010 to June 30, 2010.

Proposed Acquisition of Zest

On July 12, 2010, the Company signed a letter of intent to acquire 100% of Zest Corporation Co. Ltd. and Zest Home Co. Ltd., both Japanese companies, from Kansai Trust Co. Ltd.

Zest is engaged in the custom home design and construction business for middle-class families looking for high quality at reasonable prices.  Zest operates out of three locations in Central Japan (Himeji, Tatsuno, and Kakogawa) under an exclusive license from Universal Home Co. Ltd.

Established in 1997, Zest is expected to be acquired for the equivalent of 80,000,000 JPY or approximately $890,000 at the current exchange rate. The acquisition is expected to be financed through the issuance of 33,333,333 shares of IAGI common stock (or the equivalent of 60,000,000 JPY at $0.02 per share), with the balance funded through debt.

The letter of intent is subject to (i) our board’s approval of the acquisition and (ii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by August 31, 2010.

Business Process Outsourcing

In the Philippines, the Company acquired 100% of each of Shift on April 10, 2008 and Asia Premier on May 27, 2008.  Shift and Asia Premier are multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines. On June 14, 2010, the Company outsourced its call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010.

Deconsolidation of Global Hotline, Inc.

Until recently, the Company also operated in Japan through our wholly-owned subsidiary, Global Hotline. In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc (“H Capital”). The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although the Company continues to sue H Capital for damages, on December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and its stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

PRO-FORMA FINANCIAL INFORMATION

The unaudited pro-forma financial information for the acquisitions for three months ended June 30, 2010 was as follows:

	As Reported Three Months Ended June 30, 2010	Pre-Acquisition Operations of Car Planner Co Ltd April 1, 2010 – May 20, 2010	Pre-Acquisition Operations of Johnny Co Ltd April 1, 2010 – June 4, 2010	Pro Forma Three Months Ended June 30, 2009

Revenue	$ 670,933	$ 104,906	$ 932,279	$ 1,708,118
Net (loss) income	(200,849)	5,480	18,227	(177,143)
Net loss per common share	—	—	—	—

There were no material, nonrecurring items included in the reported and the pro-forma information.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable were $128,667 and $0 as of June 30, 2010 and March 31, 2010, respectively. The Company did not have customers with sales or accounts receivable in excess of 10% as of June 30, 2010.

NOTE 5. INVENTORIES

Inventories were $1,780,679 and $0 as of June 30, 2010 and March 31, 2010, respectively. Inventories consist primarily of cards and gaming hardware being refurbished at Johnny. There is no provision for impaired inventory as of June 30, 2010 and March 31, 2010.

NOTE 6. PREPAID EXPENSES

Prepaid expenses were $311,620 and $170,872 as of June 30, 2010 and March 31, 2010, respectively. These assets included prepaid insurance, prepaid financing costs, rent and other costs incurred by the Company.

NOTE 7. EQUIPMENT

Equipment, net of accumulated depreciation, was $105,433 and $226 as of June 30, 2010 and March 31, 2010, respectively. Accumulated depreciation was $6,193 and $2,482 as of June 30, 2010 and March 31, 2010, respectively. Total depreciation expense was $6,193 and $338 for the three months ended June 30, 2010 and 2009, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment is comprised of the following:

	Estimated	June 30,	March 31,
	Useful Lives	2010	2010
		(unaudited)	(audited)

Equipment and vehicles	2 - 5 years	$63,397	$2,708
Leasehold improvements	5 years	48,230	—
		111,626	2,708
Less: accumulated depreciation		(6,193)	(2,482)
		$105,433	$226

NOTE 8. INTANGIBLE ASSETS

Intangible assets as of June 30, 2010 and March 31, 2010 consisted of the following:

	Estimated	June 30,	March 31,
	Useful Lives	2010	2010
		(unaudited)	(audited)

Customer contracts	3 years	$1,352,603	$—
Less: accumulated amortization		(37,572)	—
Intangible assets, net		$1,315,031	$—

Total amortization expense was $37,572 and $0 for the three months ended June 30, 2010 and 2009, respectively.

The fair value of the Car Planner intellectual property acquired was $421,500, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements with its customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over three years, with applicable risk factors assigned to assumptions in the forecasted results.

The fair value of the Johnny intellectual property acquired was $931,103, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements its customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over three years, with applicable risk factors assigned to assumptions in the forecasted results.

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities were $1,107,179 and $911,360 as of June 30, 2010 and March 31, 2010, respectively. Such liabilities consisted of the following:

	June 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Accrued salaries	$202,941	$235,874
Trade debt not in accounts payable	417,107	192,117
Accrued interest	487,131	483,639
	$1,107,179	$911,630

NOTE 10. NOTES PAYABLE/ LONG-TERM DEBT

Notes payable and long term debt were $3,551,425 and $205,500 as of June 30, 2010 and March 31, 2010 consisted of the following:

IA Global, Inc.

On July 14, 2008 and August 11, 2008, the Company entered into three-year loan agreements with Artemis Capital Group LLC, pursuant to which the Company received loans in the principal amount totaling approximately $199,500 at an interest rate of 7.0% per annum. The interest was payable quarterly beginning in October 2008. The Company issued 3,000,000 shares of common stock as of September 30, 2008 and 554,546 shares of common stock on November 19, 2008, which serves as collateral for the loans. In addition, the Company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loans, the Company may repay the loans, forfeit the shares to the lender or renew the loans on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the three months ended June 30, 2010 and 2009 was $3,491.

In connection with the acquisition of Asia Premier, the Company entered into a note payable totaling $268,000. As of March 31, 2010, a total of $6,000 remains unpaid from this note payable. The note payable is secured by the assets of Asia Premier and is non-interest bearing.

Car Planner

On January 10, 2010, Car Planner entered into an amended one year interest only loan agreement with Orix Corporation, a Japanese company and a customer of Car Planner. The amended loan has a principal balance of 41,100,000 Yen or approximately $463,561 at current exchange rates as of June 30, 2010 and requires monthly 2.5% interest only payments of 86,833 Yen or approximately $979 at current exchange rates. The loan is not guaranteed.

Johnny

Johnny has the following notes payable and long term debt as of June 30, 2010:

	Balance as of				Interest	Monthly
Lendor	June 30, 2010	Guarantee	Collateral	Due	Rate	Payment

Iwate Bank Co Ltd	¥69,890,000	Chief Executive Officer	None	December 1, 2023	4.625%	¥274,000

Iwate Bank Co Ltd	75,575,000	Guaranty Society and Chief Executive Officer	None	December 1, 2023	2.700%	290,000

Iwate Bank Co Ltd	18,890,000	Guaranty Society and Chief Executive Officer	None	December 1, 2023	2.700%	74,000

Iwate Bank Co Ltd	27,929,601	Guaranty Society and Chief Executive Officer	Inventory	March 1, 2016	4.875%	582,956

Loan to Shareholder	6,763,214	None	None	None	None

Japan Finance Corporation Co Ltd	10,158,000	Chief Executive Officer	None	September 1, 2023	1.500%	20,000

Japan Finance Corporation Co Ltd	4,026,000	Chief Executive Officer	None	December 1, 2016	3.000%	61,000

Japan Finance Corporation Co Ltd	20,000,000	Chief Executive Officer	None	May 1, 2024	5.200%	0

Total Yen	¥233,231,815.00					¥1,301,956.00

	88.6615					88.6615

Total $	$2,630,587					$14,685

All the loans were used for working capital. Future principal repayments for all long term debt as of June 30, 2010 are as follows:

Years Ended June 30,
2011	$901,649
2012	375,715
2013	176,215
2014	175,625
2015	97,314
Beyond	1,824,907
Total	3,551,425
Less current portion of long term debt	(901,649)
Long term debt	$2,649,776

NOTE 11. RELATED PARTY TRANSACTIONS

Any related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 12. EQUITY TRANSACTIONS/ TREASURY STOCK

During the three months ended June 30, 2010, the following stockholder equity events occurred:

PRIVATE PLACEMENTS WITH INTER ASSET JAPAN LBO NO. 1 FUND

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

The Registration Statement was declared effective on March 9, 2010 and IA Global has the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from IA Global, up to $5,000,000 worth of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). IA Global will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, IA Global will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a nine-trading-day pricing period. For each draw, IA Global will be required to deliver the shares sold to Ascendiant in three installments (following the third, sixth and ninth trading days in the pricing period, respectively). Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

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

Under the terms of its September 29, 2009 Securities Purchase Agreement with Ascendiant, during the three months ended June 30, 2010, the Company sold to Ascendiant 5,610,598 shares at a purchase price of $.011 per share, or an aggregate price of $61,021. Under the terms of its September 29, 2009 Securities Purchase Agreement with Ascendiant, as of August 16, 2010, the Company sold to Ascendiant 12,189,770 shares at a purchase price of $.011 per share, or an aggregate price of $133,276.

OTHER EQUITY ISSUANCES

On May 21, 2010, the Company issued 1,385,818 shares of common stock to Brian Hoekstra, its Chief Executive Officer for $15,244, or $.011 per share. The shares do not have registration rights.

On May 25, 2010, the Company issued 4,500,000 warrants to acquire shares of common stock to National Securities Corporation and two individuals in connection with investment banking services. The warrants are exercisable at $.010 per share and expire on May 24, 2013.

On June 8, 2010, the Company issued 5,000,000 shares of common stock to Derek Schneideman, its former Chief Executive Officer for $50,000, or $.01 per share. The shares do not have registration rights.

On June 14, 2010, the compensation committee awarded Mr. Senda 500,000 shares of stock at the fair market price of $0.013 per share based on the adjusted closing price on June 14, 2010, the date the committee approved the grant. In accordance with the 2007 Stock Incentive Plan, the grant vested on June 14, 2010.

STOCK PURCHASE AGREEMENT WITH RXR CROSS BORDER INVESTMENT UN

On April 16, 2010, the Company received a $102,915 funding commitment under a Stock Purchase Agreement (“Agreement”) with RXR, a new shareholder of the Company. Under the terms of the Agreement, the Company agreed to issue and sell to RXR 8,576,250 shares of the Company’s common stock for an aggregate purchase price of $102,915, funded during March 10, 2010 and April 16, 2010. The price per share is $.012, the average during the periods of the wires.

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

ACQUISITION OF CAR PLANNER CO LTD

On May 20, 2010, we closed the 100% acquisition of JSK Fund Co Ltd., which owns 100% of Car Planner, both of which are Japanese companies, from JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR. Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at current exchange rate. The acquisition was financed through the issuance of 25,000,000 shares of our common stock valued at $.013 per share.

The Share Exchange Agreement requires that the common stock be registered within ninety days of closing.

ACQUISITION OF JOHNNY CO LTD

On June 4, 2010, we closed the 60% acquisition of Johnny from Hynox Corporation, both of which are Japanese companies.

The 60% share of Johnny was acquired for 14,000,000 shares of our common stock valued at $.013 or approximately $178,000.

The Share Exchange Agreement requires that the common stock be registered within ninety days of closing.

STOCK PURCHASE AGREEMENT WITH WORLD INVESTMENT UN

On June 15, 2010, the Company received a $145,000 funding commitment under a Stock Purchase Agreement (“ World Agreement”) with World, a new shareholder of the Company. Under the terms of the World Agreement, the Company agreed to issue and sell to World 12,083,333 shares at a purchase price of US$.012 per share, the price on signing, or an aggregate price of US$145,000 on or before June 15, 2010.

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

The World Agreement contains certain representations and warranties of World and the Company, including customary investment-related representations provided by World, as well as acknowledgements by the World that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to World in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

STOCK PURCHASE AGREEMENT WITH MGVJ CO LTD

On June 28, 2010 and July 20, 2010, the Company received $60,000 and $150,000 funding commitment under Stock Purchase Agreements (“Stock Purchases”) with MGVJ, respectively. Under the terms of the Stock Purchases, the Company agreed to issue and sell to MGVJ 5,000,000 and 12,500,000 shares of the Company’s common stock for an aggregate purchase price of $60,000 and $150,000, or $0.012 per share.

MGVJ’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Stock Purchases being accurate as of such dates.

The Company issued and sold the shares of common stock to MGVJ in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Stock Purchases contain certain representations and warranties of MGVJ and the Company, including customary investment-related representations provided by MGVJ, as well as acknowledgements by MGVJ that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to the Investor in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

NOTE 13. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

On December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date.

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

On October 7, 2009, the Company filed a civil claim against H Capital in Tokyo, Japan District Court related to the ownership of Global Hotline. On May 5, 2010, the Company dropped the original civil claim and filed a new civil claim for damages of $1,000,000 against H Capital and other affiliated parties. The claim has not been reviewed by the Tokyo, Japan District Court. Management, based on their consultation with Japanese legal counsel, is unable to determine the outcome of this dispute with H Capital.

POTENTIAL LEGAL PROCEEDING – AMV

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

EMPLOYMENT AGREEMENTS

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

Mark Scott’s Employment Agreement

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

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Year Ended June 30,
2011	$497,161

NOTE 14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

IA Global, Inc. is a global services and outsourcing company focused on growing existing businesses and expansion through global mergers and acquisitions.  It is organized by subsidiary. Each subsidiary reported to the Chief Executive Officer who has been designated as the Chief Operating Decision Maker ("CODM") as defined by ASC Topic 280. The CODM allocates resources to each of the companies using information regarding revenues, operating income (loss) and total assets.

The following subsidiaries are the only reportable segments under the criteria of ASC Topic 280 (i) IA Global, the parent Company, operates as a global services and outsourcing company focused on growing existing businesses and expansion through global mergers and acquisitions; (ii) Car Planner Co Ltd. , which operates exclusively in Japan and receives service and commission revenue by selling automotive parts over the Internet to approximately 728 car dealers, gas stations, and car maintenance shops; and (iii) Johnny Co Ltd, which operates in Japan and engages in the distribution and sales of new video gaming hardware and software.

The following unaudited table presents revenues, operating income (loss) and total assets by Company for the three months ended June 30, 2010 and 2009:

(dollars in thousands)

	IA Global,	Car Planner	Johnny		Discontinued
Company	Inc.	Co Ltd	Co Ltd	Total	Operations	Total
Three Months Ended June 30, 2010-
Revenue	$—	$113	$558	$671	$—	$671
Operating (loss) profit	(249)	(5)	118	(136)	—	(136)
Total assets	268	879	3,391	4,538	44	4,582

Three Months Ended June 30, 2009-
Revenue	$—	$—	$—	$—	$—	$—
Operating loss	(1,009)	—	—	(1,009)	—	(1,009)
Total assets	92	—	—	92	26,555	26,647

				Discontinued
Geographic Region	U.S.	Japan	Total	Operations	Total
Three Months Ended June 30, 2010-
Revenue	$—	$671	$671	$—	$671
Operating (loss) profit	(249)	113	(136)	—	(136)
Total assets	268	4,270	4,538	44	4,582

Three Months Ended June 30, 2009-
Revenue	$—	$—	$—	$—	$—
Operating loss	(1,009)	—	(1,009)	—	(1,009)
Total assets	92	—	92	26,555	26,647

The following reconciles operating loss to net loss:

(dollars in thousands)

	Three Months Ended June 30,
	2010	2009
Operating loss	$(136)	$(1,009)
Other expense	(38)	(10)
Net loss from continuing operations	(174)	(1,019)
(Loss) from discontinued operations	(27)	(2,444)
Net loss	(201)	(3,463)
Deemed preferred stock dividend	—	(192)
Noncontrolling interest	(45)	—
Net loss attributable to IA Global, Inc. common shareholders	$(246)	$(3,655)

NOTE 15. SUBSEQUENT EVENTS

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

Financial Results

During the fiscal year ended March 31, 2010, we had no revenues from continuing operations.  During the three months ended June 30, 2010, we reported revenues of $670,933. We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010.

Certain recent developments relating to our efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the notes to the financial statements included in this Form 10-Q.

Acquisition of Car Planner Co. Ltd.

On May 20, 2010, we closed the 100% acquisition of JSK Fund Co. Ltd., which owns 100% of Car Planner, both of which are Japanese companies, from JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR Cross Border Investment Un.

Car Planner receives service and commission revenue by selling automotive parts over the Internet to approximately 728 car dealers, gas stations, and car maintenance shops in Japan. Car Planner is expected to expand its Business-to-Business model to include Business-to-Consumer transactions during fiscal year 2011. Car Planner’s website is www.carplanner.jp.

Car Planner was established in 2006. During the fiscal year ended March 31, 2010, Car Planner recorded sales of $1.5 million and net income of $120,000. Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at the current exchange rate. The acquisition was financed through the issuance of 25,000,000 shares of our common stock valued at $.013 per share.

Acquisition of Johnny Co. Ltd.

On June 4, 2010, we closed the 60% acquisition of Johnny from Hynox Corporation, both of which are Japanese companies.

Johnny engages in the distribution and sales of new video gaming hardware such as the Sony PlayStation 3, PSP, Nintendo DS, Wii and XBox 360 along with associated gaming software. Johnny is also engaged in buying used hardware and software and selling refurbished hardware and secondhand software.

Johnny operates seven direct management stores and three franchise stores in the Iwate, Akita and Aomori prefectures in Northern Japan. Mr. Jun Sugiura, founder and Chief Executive Officer, will retain 40% ownership of the company. Johnny’s website is http:// www.fc-johnny.jp and the mobile website is http://www.fc-johnny.jp/mobile.

During the fiscal year ended August 31, 2009, Johnny reported revenues of approximately $6.2 million and net income of approximately $100,000. During the fiscal year ended August 31, 2010, Johnny expects to report revenues of approximately $9.6 million and net income of approximately $250,000 in accordance with JGAAP. The 60% share of Johnny was acquired for 14,000,000 shares of our common stock valued at $.013, or approximately $178,000.

Proposed Acquisition of Zest Corporation Co. Ltd. and Zest Home Co. Ltd.

On July 12, 2010, we signed a letter of intent to acquire 100% of Zest Corporation Co. Ltd. and Zest Home Co. Ltd., both Japanese companies, from Kansai Trust Co. Ltd. Zest reported revenues of 2.37 billion JPY, or approximately $28 million at current exchange rates, and net income of approximately $115,000 in accordance with JGAAP during the fiscal year ended March 31, 2010.

Zest is engaged in the custom home design and construction business for middle-class families looking for high quality at reasonable prices.  Zest operates out of three locations in Central Japan (Himeji, Tatsuno, and Kakogawa) under an exclusive license from Universal Home Co. Ltd.

Established in 1997, Zest is expected to be acquired for the equivalent of 80,000,000 JPY or approximately $890,000 at the current exchange rate. The acquisition is expected to be financed through the issuance of 33,333,333 shares of IAGI common stock (or the equivalent of 60,000,000 JPY at $0.02 per share), with the balance funded through debt.

The letter of intent is subject to (i) our board’s approval of the acquisition and (ii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by August 31, 2010.

Business Process Outsourcing

In the Philippines, we acquired 100% of each of Shift Resources on April 10, 2008 and Asia Premier on May 27, 2008.

Shift and Asia Premier are multi-service call center operations that have now been merged into a single company operating as Global Hotline Philippines. On June 14, 2010, we outsourced our call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010.

Deconsolidation of Global Hotline, Inc.

Until recently, we also operated in Japan through our wholly-owned subsidiary, Global Hotline. In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc (“H Capital”). The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although we continue to sue H Capital for damages, on December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

CORPORATE INFORMATION

We were incorporated in Delaware on November 12, 1998. The Company’s executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in the Pacific Rim region. The Company’s telephone number is (415) 946-8828 and its principal website address is located at www.iaglobalinc.com. The information on our website is not incorporated as a part of this Form 10-Q.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the OTCBB Exchange ("OTCBB") under the symbol "IAGI."

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

•	To acquire profitable, sustainable global service and outsourcing companies primarily in Asia.

•	Capitalize on our funding from RXR Cross Border Investment Un, World Investment Un, MGVJ Co Ltd and Ascendiant.

•	Effectively manage and scale, where appropriate, our recent acquisitions of Car Planner and Johnny.

•

Acquire international growth businesses at discounted prices in our target sectors and markets in conjunction with business partners. We expect to focus on growth opportunities with businesses that require improvements in management, business development, and liquidity to be successful.

•	Leverage our presence in Asia with U.S.-based companies seeking to expand their Asian businesses.

•	Enhance our investor relations.

PRIMARY RISKS AND UNCERTAINTIES

We are exposed to various risks related to legal claims, our need for additional financing, declining economic conditions, our controlling shareholder groups, the sale of significant numbers of our shares and a volatile market price for our common stock. These risks and uncertainties are discussed in more detail below in this item.

RESULTS OF OPERATIONS

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Three Months Ended June 30,
	2010	2009	$ Variance	% Variance
	(unaudited)	(unaudited)

Revenue	$671	$—	$671	100.0%
Cost of sales	314	—	314	-100.0%
Gross profit	357	—	357	100.0%
Selling, general and administrative expenses	493	1,009	(516)	51.1%
Operating loss	(136)	(1,009)	873	86.5%
Other income (expense):
Interest expense and amortization of beneficial conversion feature	(38)	(22)	(16)	-72.7%
Loss on equity investment in Slate Consulting Co Ltd	—	12	(12)	-100.0%
Total other expense	(38)	(10)	(28)	-280.0%
Loss from continuing operations	(174)	(1,019)	845	82.9%
(Loss) from discontinued operations	(27)	(2,444)	2,417	-98.9%
Net loss	(201)	(3,463)	3,262	94.2%
Noncontrolling interest	(45)	—	(45)	-100.0%
Deemed preferred stock dividend	—	(192)	192	100.0%
Net loss attributable to IA Global, Inc. common shareholders	$(246)	$(3,655)	$3,409	93.3%

THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

REVENUE

Net revenue for the three months ended June 30, 2010 increased $671,000 to $671,000 as compared to $0 for the three months ended June 30, 2009.  We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010.

COST OF SALES

Cost of sales for the three months ended December 31, 2009 increased $314,000 to $314,000 as compared to $0 for the three months ended June 30, 2009. We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010.

EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2010 decreased $516,000 to $493,000 as compared to $1,009,000for the three months ended June 30, 2009. We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010.The expenses for the three months ended June 30, 2009 forensic audit expenses of $414,000 incurred during the review of Global Hotline.

The selling, general and administrative expenses for the three months ended June 30, 2010 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option, amortization of intangible assets and other general and administrative costs.

NET LOSS

Net loss for the three months ended June 30, 2010 was $201,000 as compared to a net loss of $3,463,000 for the year ended March 31, 2009.

During the three months ended June 30, 2010 and 2009, respectively, we recorded net loss on discontinued operations of $27,000 million and $2.4 million at Global Hotline and Global Hotline Philippines. Also, on December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $.3 million, a net working capital deficit of approximately $ 1.1 million and total indebtedness of $3.6 million as of June 30, 2010.

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

Since our inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $22.3  million as of June 30, 2010, with approximately $8.8 million raised in the initial public offering, $10.0 million raised in private placements and $4.0 million raised in the conversion of debt, offset by $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $33.0 million, including $7.0 million from the ASFL equity investment, $4.1 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $.3 and $.2 million related to the acquisition of Car Planner and Johnny, respectively, $7.4 million issued for services, $3.6 million related to a beneficial conversion feature, $4.0 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $.2 million, excluding debt assumed with the acquisition of Johnny and Car Planner.

OPERATING ACTIVITIES

Net cash used in operating activities from for the three months ended June 30, 2010 was $.8 million. This amount was primarily related to a net loss of $.2 million, net cash used for discontinued operations $.3 million, a decrease in accounts payable and accrued liabilities of $.3 million, offset by depreciation and amortization and other non-cash expenses of $.1 million. We acquired Car Planner on May 20, 2010 and Johnny Co Ltd on June 4, 2010.

INVESTING ACTIVITIES

Net cash provided by investing activities for the three months ended June 30, 2010 was $.3 million. This amount was primarily related to net cash from acquisitions of $.3 million. We acquired Car Planner on May 20, 2010 and Johnny Co Ltd on June 4, 2010.

FINANCING ACTIVITIES

Net cash used in financing activities for the three months ended June 30, 2010 was $1.5 million. This amount was primarily related to the return of the $2.2 million Korean escrow deposit on April 16, 2010, offset by sale of common stock of $.4 million.

The Company’s unaudited contractual cash obligations as of December 31, 2009 are summarized in the table below (1):

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$497,161	$497,161	$0	$0	$0
Note payable	3,551,425	901,649	551,930	272,939	1,824,907
Capital expenditures	0	0	0	0	0
Acquisitions	0	0	0	0	0
	$4,048,587	$1,398,811	$551,930	$272,939	$1,824,907

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

On December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

POTENTIAL LEGAL PROCEEDING – AMV

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

OUR CONTROLLING SHAREHOLDER GROUP HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

As of June 30, 2010, large unaffiliated Japanese investors, (collectively, the “Japanese investors”) collectively held approximately 41.4% of our common stock. Such Japanese investors could cause a change of control of our board of directors if in combination with another large shareholder, elects candidates of their choice to the board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Delaware law, Japanese investors and other large shareholders could have a significant influence over our affairs, if in combination with another large shareholder, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES OF COMMON STOCK COULD DEPRESS THE PRICE OF OUR COMMON STOCK

Sales or issuances of a large number of shares of common stock (including pursuant to the equity line of credit transaction that we recently entered into with Ascendiant Capital Group, LLC, which is described in more detail elsewhere in this prospectus) in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of August 16, 2010, there were 360.0 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. Any “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company and other Company insiders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

RISKS ASSOCIATED WITH EQUITY LINE OF CREDIT WITH ASCENDIANT CAPITAL GROUP, LLC

The Securities Purchase Agreement with Ascendiant will terminate if our common stock is not listed on one of several specified trading markets (which include the OTCBB and Pink Sheets, among others), if we file protection from its creditors or if a Registration Statement on Form S-1 or S-3 is not effective.

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

WE MAY UNDERTAKE ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND/OR DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

We were exposed to foreign currency risks due to our operations in Japan. We do not trade in hedging instruments or “other than trading” instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

We are not exposed to interest rate risks. The Company does not trade in hedging instruments or “other than trading” instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2010, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

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

The Registration Statement was declared effective on March 9, 2010 and IA Global has the right to sell and issue to Ascendiant, and Ascendiant will be obligated to purchase from IA Global, up to $5,000,000 worth of shares of the Company’s common stock over a 24-month period beginning on such date (the “Commitment Period”). IA Global will be entitled to sell such shares from time to time during the Commitment Period by delivering a draw down notice to Ascendiant. In such draw down notices, IA Global will be required to specify the dollar amount of shares that it intends to sell to Ascendiant, which will be spread over a nine-trading-day pricing period. For each draw, IA Global will be required to deliver the shares sold to Ascendiant in three installments (following the third, sixth and ninth trading days in the pricing period, respectively). Ascendiant is entitled to liquidated damages in connection with certain delays in the delivery of its shares.

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

Under the terms of its September 29, 2009 Securities Purchase Agreement with Ascendiant, during the three months ended June 30, 2010, the Company sold to Ascendiant 5,610,598 shares at a purchase price of $.011 per share, or an aggregate price of $61,021. Under the terms of its September 29, 2009 Securities Purchase Agreement with Ascendiant, as of August 16, 2010, the Company sold to Ascendiant 12,189,770 shares at a purchase price of $.011 per share, or an aggregate price of $133,276.

OTHER EQUITY ISSUANCES

On May 21, 2010, the Company issued 1,385,818 shares of common stock to Brian Hoekstra, its Chief Executive Officer for $15,244, or $.011 per share. The shares do not have registration rights.

On May 25, 2010, the Company issued 4,500,000 warrants to acquire shares of common stock to National Securities Corporation and two individuals in connection with investment banking services. The warrants are exercisable at $.010 per share and expire on May 24, 2013.

On June 8, 2010, the Company issued 5,000,000 shares of common stock to Derek Schneideman, its former Chief Executive Officer for $50,000, or $.01 per share. The shares do not have registration rights.

On June 14, 2010, the compensation committee awarded Mr. Senda 500,000 shares of stock at the fair market price of $0.013 per share based on the adjusted closing price on June 14, 2010, the date the committee approved the grant. In accordance with the 2007 Stock Incentive Plan, the grant vested on June 14, 2010.

STOCK PURCHASE AGREEMENT WITH RXR CROSS BORDER INVESTMENT UN

On April 16, 2010, the Company received a $102,915 funding commitment under a Stock Purchase Agreement (“Agreement”) with RXR, a new shareholder of the Company. Under the terms of the Agreement, the Company agreed to issue and sell to RXR 8,576,250 shares of the Company’s common stock for an aggregate purchase price of $102,915, funded during March 10, 2010 and April 16, 2010. The price per share is $.012, the average during the periods of the wires.

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

ACQUISITION OF CAR PLANNER CO LTD

On May 20, 2010, we closed the 100% acquisition of JSK Fund Co Ltd., which owns 100% of Car Planner, both of which are Japanese companies, from JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR. Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at current exchange rate. The acquisition was financed through the issuance of 25,000,000 shares of our common stock valued at $.013 per share.

The Share Exchange Agreement requires that the common stock be registered within ninety days of closing.

ACQUISITION OF JOHNNY CO LTD

On June 4, 2010, we closed the 60% acquisition of Johnny from Hynox Corporation, both of which are Japanese companies.

The 60% share of Johnny was acquired for 14,000,000 shares of our common stock valued at $.013 or approximately $178,000.

The Share Exchange Agreement requires that the common stock be registered within ninety days of closing.

STOCK PURCHASE AGREEMENT WITH WORLD INVESTMENT UN

On June 15, 2010, the Company received a $145,000 funding commitment under the World Agreement with World, a new shareholder of the Company. Under the terms of the World Agreement, the Company agreed to issue and sell to World 12,083,333 shares at a purchase price of US$.012 per share, the price on signing, or an aggregate price of US$145,000 on or before June 15, 2010.

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

The World Agreement contains certain representations and warranties of World and the Company, including customary investment-related representations provided by World, as well as acknowledgements by the World that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to World in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

STOCK PURCHASE AGREEMENT WITH MGVJ CO LTD

On June 28, 2010 and July 20, 2010, the Company received $60,000 and $150,000 funding commitment under Stock Purchase Agreements (“Stock Purchases”) with MGVJ, respectively. Under the terms of the Stock Purchases, the Company agreed to issue and sell to MGVJ 5,000,000 and 12,500,000 shares of the Company’s common stock for an aggregate purchase price of $60,000 and $150,000, or $0.012 per share.

MGVJ’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Stock Purchases being accurate as of such dates.

The Company issued and sold the shares of common stock to MGVJ in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Stock Purchases contain certain representations and warranties of MGVJ and the Company, including customary investment-related representations provided by MGVJ, as well as acknowledgements by MGVJ that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to the Investor in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Stock Purchase Agreement dated April 15, 2010 by and between IA Global, Inc. and RXR Cross Border Investment Un (filed herewith)
10.2	Amendment to Stock Purchase Agreement dated April 16, 2010 by and between IA Global, Inc. and MGVJ Co Ltd (filed herewith)
10.3	Amendment to Stock Purchase Agreement dated April 16, 2010 by and between IA Global, Inc. and Inter Asset Japan LBO No.1 Fund (filed herewith)
10.4	Agreement on Annulment of Deposit Contract dated April 16, 2010 by and between IA Global, Inc., Inter Asset Japan LBO No.1 Fund and Beseto Partners LLC (filed herewith)
10.5	Letter of Intent dated April 19, 2010 by and between IA Global, Inc. and JSK Partners, Inc.(filed herewith)
10.6	Amendment to Amended and Restated Employment Agreement dated May 17, 2010 by and between IA Global, Inc. and Mark Scott (filed herewith) *
10.7	Share Exchange Agreement dated May 20, 2010 by and between IA Global, Inc. and Partner’s Fund Corporation (filed herewith)
10.8	Letter of Intent dated May 21, 2010 by and between IA Global, Inc. and Hynox Corporation (filed herewith)
10.9	Share Exchange Agreement dated June 4, 2010 by and between IA Global, Inc. and Hynox Corporation (filed herewith)
10.10	Subscription Agreement dated June 8, 2010 by and between IA Global, Inc. and Derek Schneideman (filed herewith)
10.11	Stock Purchase Agreement dated June 15, 2010 by and between IA Global, Inc. and World Investment Un (filed herewith)
10.12	Stock Purchase Agreement dated June 28, 2010 by and between IA Global, Inc. and MGVJ Co. Ltd. (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 906 Certifications

__________________

* Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	IA GLOBAL, INC. (Registrant)

By:	/s/ Brian Hoekstra Brian Hoekstra Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Stock Purchase Agreement dated April 15, 2010 by and between IA Global, Inc. and RXR Cross Border Investment Un (filed herewith)

10.2	Amendment to Stock Purchase Agreement dated April 16, 2010 by and between IA Global, Inc. and MGVJ Co Ltd (filed herewith)

10.3	Amendment to Stock Purchase Agreement dated April 16, 2010 by and between IA Global, Inc. and Inter Asset Japan LBO No.1 Fund (filed herewith)

10.4	Agreement on Annulment of Deposit Contract dated April 16, 2010 by and between IA Global, Inc., Inter Asset Japan LBO No.1 Fund and Beseto Partners LLC (filed herewith)

10.5	Letter of Intent dated April 19, 2010 by and between IA Global, Inc. and JSK Partners, Inc.(filed herewith)

10.6	Amendment to Amended and Restated Employment Agreement dated May 17, 2010 by and between IA Global, Inc. and Mark Scott (filed herewith) *

10.7	Share Exchange Agreement dated May 20, 2010 by and between IA Global, Inc. and Partner’s Fund Corporation (filed herewith)

10.8	Letter of Intent dated May 21, 2010 by and between IA Global, Inc. and Hynox Corporation (filed herewith)

10.9	Share Exchange Agreement dated June 4, 2010 by and between IA Global, Inc. and Hynox Corporation (filed herewith)

10.10	Subscription Agreement dated June 8, 2010 by and between IA Global, Inc. and Derek Schneideman (filed herewith)

10.11	Stock Purchase Agreement dated June 15, 2010 by and between IA Global, Inc. and World Investment Un (filed herewith)

10.12	Stock Purchase Agreement dated June 28, 2010 by and between IA Global, Inc. and MGVJ Co. Ltd. (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 906 Certifications