Form 10-Q
period 2010-09-30
IA GLOBAL INC
filed 2010-11-19
CIK 1077634

_______________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 19, 2010 there were issued and outstanding 7,621,029 shares of the registrant’s common stock.

________________________________________________________________________________

IA GLOBAL, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets	3

	Consolidated Statements of Operations	4

	Consolidated Statement of Cash Flows	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 6.	Exhibits	40

Signatures		44

Exhibit 31.1

Exhibit 31.2

Exhibit 32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$326,879	$2,228,808
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	248,760	—
Inventories	1,882,708	—
Prepaid expenses	307,063	170,852
Other current assets	91,313	29,936
Net assets- discontinued operations	—	118,582
Total current assets	2,856,723	2,548,178

EQUIPMENT, NET	75,455	226

OTHER ASSETS
Intangible assets, net	1,202,314	—
Other assets	516,411	—

Total assets	$4,650,903	$2,548,404

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable - trade	$1,063,975	$848,426
Accrued liabilities	1,077,807	911,630
Note payable and current portion of long term debt	917,922	6,000
Net liabilities- discontinued operations	242,973	1,116,602
Total current liabilities	3,302,677	2,882,658

LONG TERM LIABILITIES:
Long term debt	2,794,856	199,500

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	—	—
LLC Series Preferred stock, $.01 par value, 317 shares authorized and 317 and 0, issued and outstanding, respectively (liquidation value $317,000)	317,000	317,000
Common stock, $.01 par value, 100,000,000 shares authorized, 7,615,358 and 6,313,540 issued, and 7,572,800 and 6,280,982 outstanding, respectively	76,154	63,135
Additional paid in capital	58,814,911	59,560,575
Accumulated deficit	(60,424,675)	(60,146,365)
Accumulated other comprehensive loss	(92,632)	(45,192)
	(1,309,242)	(250,847)
Noncontrolling interest	145,519	—
Less common stock in treasury, at cost	(282,907)	(282,907)
Total stockholders' deficiency	(1,446,630)	(533,754)

Total liabilities and stockholders' deficiency	$4,650,903	$2,548,404

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$2,129,681	$—	$2,800,614	$—
COST OF SALES	1,405,457	—	1,719,165	—
GROSS PROFIT	724,224	—	1,081,449	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,197,534	652,627	1,690,788	1,661,818
OPERATING LOSS	(473,310)	(652,627)	(609,339)	(1,661,818)

OTHER INCOME (EXPENSE):
Interest expense and amortization of finance costs	(62,320)	(20,690)	(100,015)	(42,200)
Other (expense) income	(9,582)	80,237	(9,773)	79,857
Loss on equity investment in Slate Consulting Co Ltd	—	(28,004)	—	(16,298)
Loss on forfeiture of Taicom Securities Co Ltd	—	(2,861,365)	—	(2,861,365)
Loss on sale of Slate Consulting Co Ltd	—	(1,284,756)	—	(1,284,756)
Total other expense	(71,902)	(4,114,578)	(109,788)	(4,124,762)

NET LOSS FROM CONTINUING OPERATIONS	(545,212)	(4,767,205)	(719,127)	(5,786,580)

Profit (loss) from discontinued operations	524,269	(117,886)	497,335	(2,561,079)

NET LOSS	(20,943)	(4,885,091)	(221,792)	(8,347,659)

Deemed preferred stock dividend	—	—	—	(192,000)
Noncontrolling interest	(11,828)	—	(56,518)	—

NET LOSS ATTRIBUTABLE TO IA GLOBAL, INC. COMMON SHAREHOLDERS	$(32,771)	$(4,885,091)	$(278,310)	$(8,539,659)

Basic and diluted loss per share of common-
Basic and diluted loss per share from continuing operations	$(0.08)	$(1.06)	$(0.11)	$(1.31)
Basic and diluted loss per share from discontinued operations	0.07	(0.03)	0.07	(0.58)
Total basic loss per share	$(0.00)	$(1.09)	$(0.03)	$(1.89)

Weighted average shares of common stock outstanding- basic and diluted	7,240,631	4,478,385	6,652,780	4,427,732

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(221,792)	$(8,347,659)
(Income) loss from discontinued operations	(497,335)	2,561,079
Depreciation and amortization	185,260	677
Amortization of prepaid financing	45,856	5,829
Stock based compensation	45,000	362,143
Loss on equity investments	—	7,578,472
Accounts receivable	(153,648)	—
Inventories	(174,335)	—
Prepaid expenses	(61,235)	—
Other current assets	1,239	(26,745)
Other assets	(79,787)	—
Accounts payable - trade	(30,767)	523,206
Accrued liabilities and payroll taxes	(160,193)	5,028
Net cash (used in) operating activities - continuing operations	(1,101,737)	2,662,030
Net cash provided by (used in) operating activities - discontinued operations	243,350	(3,521,050)
NET CASH (USED IN) OPERATING ACTIVITIES	(858,387)	(859,020)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,852)	—
Net cash from acquisitions	296,004	—
NET CASH PROVIDED BY INVESTING ACTIVITIES:	291,152	—

CASH FROM FINANCING ACTIVITIES:
Cash deficit	—	39,976
Proceeds from debt	28,932	120,000
Repayments of debt	(35,542)	(18,000)
Proceeds from sale of common stock	867,139	380,050
Proceeds from sale of preferred shares	—	317,000
Return of stock subscription	(2,222,785)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,362,256)	839,026

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,929,491)	(19,994)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	27,562	820

CASH AND CASH EQUIVALENTS, beginning of period	2,228,808	19,174

CASH AND CASH EQUIVALENTS, end of period	$326,879	$—

Supplemental disclosures of cash flow information:
Interest paid	$37,364	$3,491
Taxes paid	$3,755	$—

Non-cash investing and financing activities:
Deemed dividend on issuance of LLC Series Preferred Stock	$—	$192,000
Shares issued for finance fee	$75,000	$—

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

Reverse Stock Split

On September 8, 2010, a 1-for-50 share consolidation, or reverse stock split was effective with the opening of trading. The primary objective in effecting a reverse stock split was to enable the Company to provide sufficient equity to continue its aggressive acquisition and roll up strategy. At the Company’s annual general meeting of shareholders held on December 18, 2009, shareholders approved a proposal authorizing the Board of Directors of the Company to effect a reverse split of the Company's common shares at a ratio within a range of 1-for-25 and 1-for-50, as determined by the Board of Directors in its sole discretion. The Board of Directors approved the reverse split at a ratio of 1-for-50.

Unless otherwise indicated, the shares quantities in this Form 10-Q have been adjusted to reflect the 1-for-50 reverse stock split.

Financial Results

During the fiscal year ended March 31, 2010, the Company had no revenues from continuing operations.  During the six months ended September 30, 2010, the Company reported revenues of $2.8 million.

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

Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at the current exchange rate. The acquisition was financed through the issuance of 500,000 shares of our common stock valued at $0.65 per share.

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

The 60% share of Johnny was acquired for 280,000 shares of our common stock valued at $0.636, or approximately $178,000.

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

Established in 1997, Zest is expected to be acquired for the equivalent of 80,000,000 JPY or approximately $890,000 at the current exchange rate. The acquisition is expected to be financed through the issuance of 666,667 shares of IAGI common stock (or the equivalent of 60,000,000 JPY at $1.00 per share), with the balance funded through debt.

The letter of intent is subject to (i) our board’s approval of the acquisition and (ii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by November 30, 2010.

Proposed Acquisition of PowerDial Systems, Ltd and PowerDial Services, Ltd (“PowerDial”)

On October 13, 2010, the Company announced the signing of a Letter of Intent to acquire 100% of PowerDial, two U.K. based VOIP companies from Innovative Software Direct Plc a U.K. company listed on the U.K. PLUS Market.

PowerDial is based in Durham County, England and provides physical networks, Green IT solutions, and applications that control the performance and integrity of wireless, voice, video, and data networks.

Under the terms of the Letter of Intent, PowerDial is expected to be acquired for 2,400,000 shares of IAGI common stock at $1.00 per share with an additional 500,000 shares available for meeting certain performance metrics and for acquisition of additional VOIP/IT businesses in the U.K.

The Company expects, with assistance of certain affiliates of Seller and their investor network, to issue $2 million of additional common stock after the closing of the transaction. The funds are expected to be used to acquire 100% interests in VOIP, IT, telecom and software companies in the U.K. and Europe, subject to approval by the IAGI board of directors.

The letter of intent is subject to (i) approval of the acquisition by the Board of IAGI (ii) completion of due diligence; and, (iii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by November 30, 2010.

Business Process Outsourcing

In the Philippines, the Company acquired 100% of each of Shift Resources, Inc. (“Shift”) on April 10, 2008 and Asia Premier Executive Suites, Inc. (“Asia Premier”) on May 27, 2008.  Shift and Asia Premier were multi-service call center operations which were merged into a single company operating as Global Hotline Philippines. On June 14, 2010, the Company outsourced its call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010. On September 30, 2010, the Company reached the decision to deconsolidate the operations of Global Hotline Philippines. The Company’s reported net loss improved by $497,000 for the six months ended September 30, 2010 and its stockholders’ deficiency as of September 30, 2010 decreased by $497,000 as a result of recording a gain from the deconsolidation of Global Hotline Philippines represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

Deconsolidation of Global Hotline, Inc. (“Global Hotline or GHI”)

Until late 2009, the Company also operated in Japan through our wholly-owned subsidiary, Global Hotline. In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc (“H Capital”). The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although the Company continues to sue H Capital for damages, on December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and its stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of IA Global and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended September 30, 2010 and 2009 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2010.

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

The Company has incurred operating losses for the six months ended September 30, 2010, the year ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008, and for the year ended December 31, 2007, as well having an accumulated deficit of approximately $60.4 million and a working capital deficit of approximately $.4 million as of September 30, 2010.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the Company’s financial statements for prior periods to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Included in such reclassification is the presentation of Global Hotline as a discontinued operation for the six months ended September 30, 2009 and for all subsequent periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to US$250,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately US$120,000 as of September 30, 2010. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

INVENTORIES – Inventory consist primarily of gaming hardware and software and trading cards at Johnny and are stated at the lower of cost or market on the first-in, first-out method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by Johnny at a warehouse location.  The Company records a provision for excess and obsolete inventory whenever an impairment has been identified or products has been discarded. There is no provision for impaired inventory as of September 30, 2010.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of September 30, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at September 30, 2010 and 2009.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – Car Planner and Johnny revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, the Company defers all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. The Company recorded deferred revenue of $0 as of September 30, 2010 and March 31, 2010, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were minimal advertising costs incurred for the six months ended September 30, 2010 and 2009.

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

	For the Six Months Ended September 30,
	2010	2009
Risk-free interest rate	3.61%	3.96%
Expected life	9.36 years	8.00 years
Dividend rate	0.00%	0.00%
Expected volatility	174%	112%

The Company recorded $45,000 and $362,143 of compensation expense, net of related tax effects, relative to stock options for the six months ended September 30, 2010 and 2009  in accordance with ASC 718. Net loss per share (basic and diluted) associated with this expense was approximately ($0.00) and ($.08) respectively.

As of September 30, 2010, there is approximately $39,606 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

The Board of Directors awarded Mr. Scott an option to purchase 20,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.857 per share based on the adjusted closing price on August 16, 2010, the date the Compensation Committee approved the option. In accordance with the 2007 Stock Incentive Plan, the stock option vests quarterly over three years and expires on August 15, 2020.

In addition to options granted to employees, the Company grants options to non-employees for services. On May 14, 2010, the Company issued an option to purchase 40,000 shares of the Company's common stock to Derek Schneideman, our former Chief Executive Officer, at the fair market price of $0.50 per share based on the adjusted closing price of the Company's common stock on May 14, 2010, the day the Board of Directors approved the grant. In accordance with the 2007 Stock Incentive Plan, the stock option vested immediately. The Company did not issue any shares of common stock to non-employees during the six months ended September 30, 2009. There are 45,479 stock options outstanding that are held by non-employees as of September 30, 2010, which carry an average exercise price of $2.50 per share.

On June 17, 2009, certain key executives, employees, and directors of the Company voluntarily cancelled stock option grants to purchase an aggregate of 108,792 shares of common stock. The grants were previously issued on various dates and prices above $6.50 per share.

On June 17, 2009, the Company awarded stock option grants totaling 108,792 shares to certain key executives, employees, and directors. The grants were priced at $6.50 per share, the closing price of the Company’s common stock on June 16, 2009, the date before the scheduled compensation committee meeting at which such grants were approved. In accordance with the 2007 Stock Incentive Plan, the grants are vested immediately and expire on June 16, 2019. The stock options were granted to provide a proper incentive for employees, officers and directors. The Company expensed $345,846 during the six months ended September 30, 2009 related to this transaction.

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

NET LOSS PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. The common stock equivalents have not been included as they are anti-dilutive. As of September 30, 2010, there were options outstanding for the purchase of 194,779 common shares, warrants for the purchase of 364,641 common shares and 71,091 shares of common stock issued as collateral for loans, which could potentially dilute future earnings per share. As of September 30, 2009, there were options outstanding for the purchase of 271,480 common shares, warrants for 229,641  common shares, 71,091  shares of common stock issued as collateral for loans, 8,000 shares of common stock issued in connection with services and 80,000 shares reserved for potential issuance in connection with certain ArqueMax Ventures transactions, which could potentially dilute future earnings per share.

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

NOTE 3. SUMMARY OF ACQUISITIONS AND DISCONTINUED OPERATIONS

A summary of acquisitions and discontinued operations for the six months ended September 30, 2010 and 2009 is as follows:

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

Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at the current exchange rate. The acquisition was financed through the issuance of 500,000 shares of our common stock valued at $0.65 per share.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than May 20, 2011. The preliminary allocation is as follows:

Purchase price-
Common stock	$325,000
Cash	(235,617)
Accounts receivable, net	(43,435)
Fixed assets	(26,773)
Other assets	(121,594)
Accounts payable - trade	32,322
Accrued liabilities	37,161
Notes payable	454,436

Total purchase price	$421,500

Portion allocated to identifiable intangible assets	$421,500

The results of operations of Car Planner were included in the Consolidated Statements of Operations for the period May 21, 2010 to September 30, 2010.

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

The 60% share of Johnny was acquired for 280,000 shares of our common stock valued at $0.636 , or approximately $178,000.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than June 4, 2011. The preliminary allocation is as follows:

Purchase price-
Common stock	$178,000
Noncontrolling interest	89,000
Accounts receivable, net	(51,677)
Inventories	(1,700,291)
Equipment, net	(79,338)
Other assets	(566,183)
Accounts payable - trade	213,994
Accrued liabilities	285,222
Notes payable	2,558,401
Other liabilities	3,975

Total purchase price	$931,103

Portion allocated to identifiable intangible assets	$931,103

The results of operations of Johnny were included in the Consolidated Statements of Operations for the period June 5, 2010 to September 30, 2010.

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

Established in 1997, Zest is expected to be acquired for the equivalent of 80,000,000 JPY or approximately $890,000 at the current exchange rate. The acquisition is expected to be financed through the issuance of 666,667 shares of IAGI common stock (or the equivalent of 60,000,000 JPY at $1.00 per share), with the balance funded through debt.

The letter of intent is subject to (i) our board’s approval of the acquisition and (ii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by November 30, 2010.

Proposed Acquisition of PowerDial Systems, Ltd and PowerDial Services, Ltd

On October 13, 2010, the Company announced the signing of a Letter of Intent to acquire 100% of PowerDial, two U.K. based VOIP companies from Innovative Software Direct Plc a U.K. company listed on the U.K. PLUS Market.

PowerDial is based in Durham County, England and provides physical networks, Green IT solutions, and applications that control the performance and integrity of wireless, voice, video, and data networks.

Under the terms of the Letter of Intent, PowerDial is expected to be acquired for 2,400,000 shares of IAGI common stock at $1.00 per share with an additional 500,000 shares available for meeting certain performance metrics and for acquisition of additional VOIP/IT businesses in the U.K.

The Company expects, with assistance of certain affiliates of Seller and their investor network, to issue $2 million of additional common stock after the closing of the transaction. The funds are expected to be used to acquire 100% interests in VOIP, IT, telecom and software companies in the U.K. and Europe, subject to approval by the IAGI board of directors.

The letter of intent is subject to (i) approval of the acquisition by the Board of IAGI (ii) completion of due diligence; and, (iii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by November 30, 2010.

Business Process Outsourcing

In the Philippines, the Company acquired 100% of each of Shift on April 10, 2008 and Asia Premier on May 27, 2008.  Shift and Asia Premier were multi-service call center operations which were merged into a single company operating as Global Hotline Philippines. On June 14, 2010, the Company outsourced its call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010. On September 30, 2010, the Company reached the decision to deconsolidate the operations of Global Hotline Philippines. The Company’s reported net loss improved by $497,000 for the six months ended September 30, 2010 and its stockholders’ deficiency as of September 30, 2010 decreased by $497,000 as a result of recording a gain from the deconsolidation of Global Hotline Philippines represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

Deconsolidation of Global Hotline, Inc.

Until late 2009, the Company also operated in Japan through our wholly-owned subsidiary, Global Hotline. In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc (“H Capital”). The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although the Company continues to sue H Capital for damages, on December 8, 2009, the Company reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, the Company accounted for Global Hotline as a discontinued operation. The Company’s reported net loss improved by $10.1 million for the year ended March 31, 2010 and its stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

PRO-FORMA FINANCIAL INFORMATION

The unaudited pro-forma financial information for the acquisitions for six months ended September 30, 2010 was as follows:

	As Reported Six Months Ended September 30, 2010	Pre-Acquisition Operations of Car Planner Co Ltd April 1, 2010 – May 20, 2010	Pre-Acquisition Operations of Johnny Co Ltd April 1, 2010 – June 4, 2010	Pro Forma Six Months Ended September 30, 2009

Revenue	$ 2,800,614	$ 104,906	$ 932,279	$ 3,837,799
Net (loss) income	(221,792)	5,480	18,227	(198,086)
Net loss per common share	(0.03)	—	—	(0.03)

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable were $248,760 and $0 as of September 30, 2010 and March 31, 2010, respectively. The Company did not have customers with sales or accounts receivable in excess of 10% as of September 30, 2010.

NOTE 5. INVENTORIES

Inventories were $1,882,708 and $0 as of September 30, 2010 and March 31, 2010, respectively. Inventories consist primarily of cards and gaming hardware being refurbished at Johnny. There is no provision for impaired inventory as of September 30, 2010 and March 31, 2010.

NOTE 6. PREPAID EXPENSES

Prepaid expenses were $307,063 and $170,872 as of September 30, 2010 and March 31, 2010, respectively. These assets included prepaid insurance, prepaid financing costs, rent and other costs incurred by the Company.

NOTE 7. EQUIPMENT

Equipment, net of accumulated depreciation, was $75,455 and $226 as of September 30, 2010 and March 31, 2010, respectively. Accumulated depreciation was $43,006 and $2,482 as of September 30, 2010 and March 31, 2010, respectively. Total depreciation expense was $43,006 and $676 for the six months ended September 30, 2010 and 2009, respectively. All equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

Property and equipment is comprised of the following:

	Estimated	September 30,	March 31,
	Useful Lives	2010	2010
		(unaudited)	(audited)

Equipment and vehicles	2 - 5 years	$67,205	$2,708
Leasehold improvements	5 years	51,256	—
		118,461	2,708
Less: accumulated depreciation		(43,006)	(2,482)
		$75,455	$226

NOTE 8. INTANGIBLE ASSETS

Intangible assets as of September 30, 2010 and March 31, 2010 consisted of the following:

	Estimated	September 30,	March 31,
	Useful Lives	2010	2010
		(unaudited)	(audited)

Customer contracts	3 years	$1,352,603	$—
Less: accumulated amortization		(150,289)	—
Intangible assets, net		$1,202,314	$—

Total amortization expense was $150,289 and $0 for the six months ended September 30, 2010 and 2009, respectively.

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

NOTE 9. ACCRUED LIABILITIES

Accrued liabilities were $1,077,807 and $911,360 as of September 30, 2010 and March 31, 2010, respectively. Such liabilities consisted of the following:

	September 30,	March 31,
	2010	2010
	(unaudited)	(audited)

Accrued salaries	$187,710	$235,874
Trade debt not in accounts payable	402,967	192,117
Accrued interest	487,130	483,639
	$1,077,807	$911,630

NOTE 10. NOTES PAYABLE/ LONG-TERM DEBT

Notes payable and long term debt were $3,712,778 and $205,500 as of September 30, 2010 and March 31, 2010 consisted of the following:

IA Global, Inc.

On July 14, 2008 and August 11, 2008, the Company entered into three-year loan agreements with Artemis Capital Group LLC, pursuant to which the Company received loans in the principal amount totaling approximately $199,500 at an interest rate of 7.0% per annum. The interest was payable quarterly beginning in October 2008. The Company issued  60,000  shares of common stock as of September 30, 2008 and 11,091  shares of common stock on November 19, 2008, which serves as collateral for the loans. In addition, the Company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loans, the Company may repay the loans, forfeit the shares to the lender or renew the loans on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the six months ended September 30, 2010 and 2009 was $6,982.

In connection with the acquisition of Asia Premier, the Company entered into a note payable totaling $268,000. As of March 31, 2010, a total of $6,000 remains unpaid from this note payable. The note payable is secured by the assets of Asia Premier and is non-interest bearing.

On April 22, 2009, the Company entered into an unsecured Loan Agreement for approximately $251,777. The Loan Agreement provides for interest at 6% and is due on demand.

Car Planner

On January 10, 2010, Car Planner entered into an amended one year interest only loan agreement with Orix Corporation, a Japanese company and a customer of Car Planner. The amended loan has a principal balance of 41,100,000 Yen or approximately $463,561 at current exchange rates as of September 30, 2010 and requires monthly 2.5% interest only payments of 86,833 Yen or approximately $979 at current exchange rates. The loan is not guaranteed.

Johnny

Johnny has the following notes payable and long term debt as of September 30, 2010:

	Balance as of
	September 30,				Interest	Monthly
Lender	2010	Guarantee	Collateral	Due	Rate	Payment

Iwate Bank Co Ltd	¥69,890,000	Chief Executive Officer	None	December 1, 2023	4.625%	¥274,000

Iwate Bank Co Ltd	75,575,000	Guaranty Society and Chief Executive Officer	None	December 1, 2023	2.700%	290,000

Iwate Bank Co Ltd	18,890,000	Guaranty Society and Chief Executive Officer	None	December 1, 2023	2.700%	74,000

Iwate Bank Co Ltd	27,929,601	Guaranty Society and Chief Executive Officer	Inventory	March 1, 2016	4.875%	582,956

Loan to Shareholder	5,676,119	None	None	None	None

Japan Finance Corporation Co Ltd	10,158,000	Chief Executive Officer	None	September 1, 2023	1.500%	20,000

Japan Finance Corporation Co Ltd	4,026,000	Chief Executive Officer	None	December 1, 2016	3.000%	61,000

Japan Finance Corporation Co Ltd	20,000,000	Chief Executive Officer	None	May 1, 2024	5.200%	0

Total Yen	¥232,144,720.00					¥1,301,956.00

	83.4264					83.4264

Total $	$2,782,629					$15,606

All the loans were used for working capital. Future principal repayments for all long term debt as of September 30, 2010 are as follows:

Years Ended September 30,
2011	$917,922
2012	386,773
2013	187,273
2014	186,646
2015	103,420
Beyond	1,930,745
Total	3,712,778
Less current portion of long term debt	(917,922)
Long term debt	$2,794,856

NOTE 11. RELATED PARTY TRANSACTIONS

Any related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 12. EQUITY TRANSACTIONS/ TREASURY STOCK

During the six months ended September 30, 2010, the following stockholder equity events occurred:

Private Placements with Inter Asset Japan LBO No. 1 Fund

On April 16, 2010, the Company signed an Amendment to Escrow Agreement (“Escrow Agreement”) with Inter Asset Japan LBO No.1 Fund, Beseto Partners Incorporation Committee and M&A Japan Inc. The parties agreed to terminate the Escrow Agreement dated December 18, 2009. The Company agreed to return 200 million Yen or approximately $2.2 million in exchange for not issuing 1,119,393 shares of IAGI common stock. The Korean Venture Capital Fund was not successfully formed.

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

•

Commitment Fees - IA Global issued 166,667 shares of its common stock to Ascendiant ($125,000 worth of shares based on the Company’s closing bid price on the trading day immediately prior to the SEC declaring the Registration Statement effective, IA Global issued another 141,172  or $75,000 worth of shares of its common stock in three installments over a period of 90 days following the effectiveness date.

•

Other Fees and Expenses – On October 21, 2009, the Company issued 8,000 shares of common stock valued at $10,000 under the 2007 Stock Incentive Plan as compensation to Ascendiant’s legal counsel for the legal fees and expenses it incurred in connection with negotiating and documenting the equity line of credit. Pursuant to separate agreements, IA Global has also agreed to pay an aggregate of 3.0% in fees (to be paid in connection with each draw down).

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

Under the terms of its September 29, 2009 Securities Purchase Agreement with Ascendiant, as of September 30, 2010, the Company sold to Ascendiant 301,451 shares at a purchase price of $.545 per share, or an aggregate price of $164,365. As of November 19, 2010, the Company sold to Ascendiant 319,680 shares at a purchase price of $0.549  per share, or an aggregate price of $174,466.

Stock Purchase Agreement with RXR Cross Border Investment Un (“RXR”)

On April 16, 2010, the Company received a $102,915 funding commitment under a Stock Purchase Agreement (“Agreement”) with RXR, a new shareholder of the Company. Under the terms of the Agreement, the Company agreed to issue and sell to RXR 171,525 shares of the Company’s common stock for an aggregate purchase price of $102,915, funded during March 10, 2010 and April 16, 2010. The price per share is $0.60, the average during the periods of the wires.

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

Stock Purchase Agreement with World Investment Un (“World”)

On June 15, 2010, the Company received a $145,000 funding commitment under a Stock Purchase Agreement (“World Agreement”) with World, a new shareholder of the Company. Under the terms of the World Agreement, the Company agreed to issue and sell to World 241,667 shares at a purchase price of US$0.60 per share, the price on signing, or an aggregate price of US$145,000 on or before June 15, 2010.

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

Acquisition of Car Planner

On May 20, 2010, we closed the 100% acquisition of JSK Fund Co Ltd., which owns 100% of Car Planner, both of which are Japanese companies, from JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR. Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at current exchange rate. The acquisition was financed through the issuance of 500,000 shares of our common stock valued at $0.65 per share.

The Share Exchange Agreement requires that the common stock be registered within ninety days of closing.

Acquisition of Johnny

On June 4, 2010, we closed the 60% acquisition of Johnny from Hynox Corporation, both of which are Japanese companies. The 60% share of Johnny was acquired for 280,000 shares of our common stock valued at $0.636  or approximately $178,000.

The Share Exchange Agreement requires that the common stock be registered within ninety days of closing.

Stock Purchase Agreement with MGVJ Co Ltd. (“MGVJ”)

On June 28, 2010 and July 20, 2010, the Company received $60,000 and $150,000 funding commitment under Stock Purchase Agreements (“Stock Purchases”) with MGVJ, respectively. Under the terms of the Stock Purchases, the Company agreed to issue and sell to MGVJ 100,000 and 250,000 shares of the Company’s common stock for an aggregate purchase price of $60,000 and $150,000, or $0.60 per share.

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

Stock Purchase Agreement with Trade Management Co Ltd (“Trade Management”)

On August 23, 2010, September 8, 2010 and September 16, 2010, the Company received $60,000, $55,000 and $80,000, respectively, funding commitments under Stock Purchase Agreements (“Trade Management Agreements”) with Trade Management, a new shareholder of the Company. Under the terms of the Trade Management Agreements, the Company sold to Trade Management 100,000, 91,667 and 133,333 shares, respectively at a purchase price of US$.60 per share.

Trade Management’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Trade Management Agreements being accurate as of such dates.

The Trade Management Agreements contains certain representations and warranties of Trade Management and the Company, including customary investment-related representations provided by Trade Management, as well as acknowledgements by Trade Management that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to Trade Management in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

Other Equity Issuances

On May 21, 2010, the Company issued 27,176 shares of common stock to Brian Hoekstra, its Chief Executive Officer for $15,244, or $.55 per share. The shares do not have registration rights.

On May 25, 2010, the Company issued 90,000 warrants to acquire shares of common stock to National Securities Corporation and two individuals, Steve Freifeld and Vince Calicchia in connection with investment banking services. The warrants are exercisable at $.50 per share and expire on May 24, 2013.

On June 8, 2010, the Company issued 100,000 shares of common stock to Derek Schneideman, its former Chief Executive Officer for $50,000, or $.50 per share. The shares do not have registration rights.

On June 14, 2010, the compensation committee awarded Mr. Senda 10,000 shares of stock at the fair market price of $0.65  per share based on the adjusted closing price on June 14, 2010, the date the committee approved the grant. In accordance with the 2007 Stock Incentive Plan, the grant vested on June 14, 2010.

NOTE 13. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations. The Company continues to work with various vendors and former employees on past due liabilities.

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

POTENTIAL LEGAL PROCEEDING – AMV

On April 1, 2009, the Company agreed to issue IAO Preferred Stock, at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010 and August 17, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock. The Company continues to decline to convert this IAO Preferred Stock and their various other demands.

At AMV’s sole discretion, AMV had the option to (1) convert some or all of its IAO Preferred Stock into 256,000  shares of our common stock pro rata at $1.25  per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company on a pro rata basis. The conversion of IAO Preferred Stock intoTaicom Stock was to be automatically triggered in the case of certain events, including delisting from the NYSE AMEX Equities Exchange, bankruptcy or insolvency.

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

LEGAL CLAIMS

On August 18, 2010, Fusion Systems, Inc. (“Fusion Systems”) sued the Company in the Superior Court in the County of San Francisco for breach of contract for 13, 681,107 Yen or approximately or approximately $164,000 at current exchange rates, plus interest and legal fees.  Fusion Systems has filed for a summary judgment. The Company is aggressively defending this lawsuit.

The Internal Revenue Service has an assessed an $80,000 penalty plus interest for the late filing of the Company’s 2008 tax returns. The Company is appealing this penalty.

EMPLOYMENT AGREEMENTS

Brian Hoekstra’s Employment Agreement

On November 5, 2009, the Company entered into an Employment Agreement with Brian Hoekstra, the Company’s Chief Executive Officer, which is effective as of September 4, 2009.

The Employment Agreement provides for a one-year term and is renewable on a mutually agreeable basis. The Company agreed to pay Mr. Hoekstra an annual base salary of $98,000, and provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Mr. Hoekstra is also eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee. If Mr. Hoekstra’s employment is terminated without Cause (as defined in the Employment Agreement), Mr. Hoekstra will be entitled to a payment equal to three months base salary paid at the Company’s discretion in a lump sum or over the subsequent year. On September 4, 2010, the Company entered into an Employment Agreement Extension with Brian Hoekstra which extends his Employment Agreement dated September 4, 2009 to December 4, 2010.

The Compensation Committee also awarded Mr. Hoekstra 16,000 shares of restricted stock and an option to purchase 24,000 shares of the Company’s common stock. The awards were granted at the fair market price of $2.00 per share based on the adjusted closing price of the Company’s common stock on November 4, 2009, the last trading day before the Compensation Committee granted such awards. In accordance with the Company’s 2007 Stock Incentive Plan, the restricted stock and the stock option vest in quarterly installments over three years beginning on September 4, 2009. The stock options expire on September 3, 2019.

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

On August 24, 2009, the board of directors awarded Mr. Scott 4,000 shares of restricted stock and an option to purchase 6,000 shares of the Company’s common stock. The awards were granted at the fair market price of $2.50 per share based on the adjusted closing price on August 20, 2009, the last trading day before the board of directors approved the grant. These options vest quarterly over three years from the date of the grant. In accordance with the 2007 Stock Incentive Plan, the restrictions on the restricted stock lapsed on November 23, 2009 and the stock options expire on August 23, 2019.

On May 17, 2010, the Company entered into an Amendment to Employment Agreement (“Amended Scott Agreement”) with Mark Scott, our Chief Financial Officer.

The Amended Scott Agreement allows Mr. Scott to serve as a consultant for unrelated businesses so long as such activities do not interfere with the performance of Executive’s duties under his Employment Agreement dated August 24, 2009.

On August 24, 2010, the Company entered into a new Employment Agreement with Mark Scott, which replaced his Employment Agreement dated August 24, 2009.

Mark Scott’s Employment Agreement (“Scott Agreement 2”) had a one-year term beginning on August 24, 2010, and is automatically renewable unless either party provides ninety days notice prior to the expiration of Scott Agreement 2. The Company agreed to pay Mr. Scott an annual base salary of $125,000, and provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott Agreement, Mr. Scott is eligible for performance bonuses of $10,000 per quarter and additional bonuses in the event the Company reaches certain performance measures and/or milestones established by the Compensation Committee of the Board or the entire Board. If Mr. Scott’s employment is terminated without Cause (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to one year’s annual base salary paid at the Company’s discretion in a lump sum or over the next year. The Company is currently in default of Scott Agreement 2.

On August 16, 2010, the board of directors awarded Mr. Scott an option to purchase 20,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.85 per share based on the adjusted closing price on August 16, 2010, the closing price the day the board of directors approved the grant. These options vest quarterly over three years from the date of the grant.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Year Ended September 30,
2011	$494,018
Total	$494,018

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

The following unaudited table presents revenues, operating income (loss) and total assets by Company for the three and six months ended September 30, 2010 and 2009:

(dollars in thousands)

	IA Global,	Car Planner	Johnny		Discontinued
Company	Inc.	Co Ltd	Co Ltd	Total	Operations	Total
Three Months Ended September 30, 2010-
Revenue	$—	$300	$1,830	$2,130	$—	$2,130
Operating loss	(456)	(8)	(9)	(473)	—	(473)
Total assets	229	857	3,565	4,651	—	4,651

Three Months Ended September 30, 2009-
Revenue	$—	$—	$—	$—	$—	$—
Operating loss	(653)	—	—	(653)	—	(653)
Total assets	12	—	—	12	770	782

Six Months Ended September 30, 2010-
Revenue	$—	$413	$2,388	$2,801	$—	$2,801
Operating (loss) profit	(705)	(13)	109	(609)	—	(609)
Total assets	229	857	3,565	4,651	—	4,651

Six Months Ended September 30, 2009-
Revenue	$—	$—	$—	$—	$—	$—
Operating loss	(1,662)	—	—	(1,662)	—	(1,662)
Total assets	12	—	—	12	770	782

				Discontinued
Geographic Region	U.S.	Japan	Total	Operations	Total
Three Months Ended September 30, 2010-
Revenue	$—	$2,130	$2,130	$—	$2,130
Operating loss	(456)	(17)	(473)	—	(473)
Total assets	229	4,422	4,651	—	4,651

Three Months Ended September 30, 2009-
Revenue	$—	$—	$—	$—	$—
Operating loss	(653)	—	(653)	—	(653)
Total assets	12	—	12	770	782

Six Months Ended September 30, 2010-
Revenue	$—	$2,801	$2,801	$—	$2,801
Operating (loss) profit	(705)	96	(609)	—	(609)
Total assets	229	4,422	4,651	—	4,651

Six Months Ended September 30, 2009-
Revenue	$—	$—	$—	$—	$—
Operating loss	(1,662)	—	(1,662)	—	(1,662)
Total assets	12	—	12	770	782

The following reconciles operating loss to net loss:

(dollars in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Operating loss	$(473)	$(653)	$(609)	$(1,662)
Other expense	(72)	(4,114)	(110)	(4,125)
Net loss from continuing operations	(545)	(4,767)	(719)	(5,787)
Profit (loss) from discontinued operations	524	(118)	497	(2,561)
Net loss	(21)	(4,885)	(222)	(8,348)
Noncontrolling interest	(12)	—	(56)	—
Deemed preferred stock dividend	—	—	—	(192)
Net loss attributable to IA Global, Inc. common shareholders	$(33)	$(4,885)	$(278)	$(8,540)

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

Reverse Stock Split

On September 8, 2010, a 1-for-50 share consolidation, or reverse stock split was effective with the opening of trading. The primary objective in effecting a reverse stock split was to enable the Company to provide sufficient equity to continue its aggressive acquisition and roll up strategy. At the Company’s annual general meeting of shareholders held on December 18, 2009, shareholders approved a proposal authorizing the Board of Directors of the Company to effect a reverse split of the Company's common shares at a ratio within a range of 1-for-25 and 1-for-50, as determined by the Board of Directors in its sole discretion. The Board of Directors approved the reverse split at a ratio of 1-for-50.

Unless otherwise indicated, the S1 shares quantities have been adjusted to reflect the 1-for-50 reverse stock split.

Financial Results

During the fiscal year ended March 31, 2010, we had no revenues from continuing operations.  During the six months ended September 30, 2010, we reported revenues of $2.8 million.

Certain recent developments relating to our efforts to generate additional liquidity, including through sales of our common stock, are described in more detail in the notes to the financial statements included in this prospectus.

Acquisition of Car Planner

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

Car Planner was established in 2006. During the fiscal year ended March 31, 2010, Car Planner recorded sales of $1.5 million and net income of $120,000. Car Planner was acquired for 30,000,000 JPY or approximately $325,000 at the current exchange rate. The acquisition was financed through the issuance of 500,000 shares of our common stock valued at $.65 per share.

Acquisition of Johnny

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

Johnny operates seven direct management stores and three franchise stores in the Iwate, Akita and Aomori prefectures in Northern Japan. Mr. Jun Sugiura, founder and Chief Executive Officer, retained 40% ownership of the company. Johnny’s website is http:// www.fc-johnny.jp and the mobile website is http://www.fc-johnny.jp/mobile.

During the fiscal year ended August 31, 2009, Johnny reported revenues of approximately $6.2 million and net income of approximately $100,000. During the fiscal year ended August 31, 2010, Johnny expects to report revenues of approximately $9.6 million and net income of approximately $250,000 in accordance with Japan Generally Accepted Accounting Principles (“JGAAP”). The 60% share of Johnny was acquired for 280,000 shares of our common stock valued at $.65, or approximately $178,000.

Proposed Acquisition of Zest

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

Established in 1997, Zest is expected to be acquired for the equivalent of 80,000,000 JPY or approximately $890,000 at the current exchange rate. The acquisition is expected to be financed through the issuance of 666,667 shares of IA Global common stock (or the equivalent of 60,000,000 JPY at $1.00 per share), with the balance funded through debt.

The letter of intent is subject to (i) our board’s approval of the acquisition and (ii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by November 30, 2010.

Proposed Acquisition of PowerDial

On October 13, 2010, we announced the signing of a Letter of Intent to acquire 100% of PowerDial, two U.K. based VOIP companies from Innovative Software Direct Plc a U.K. company listed on the U.K. PLUS Market.

PowerDial is based in Durham County, England and provides physical networks, Green IT solutions, and applications that control the performance and integrity of wireless, voice, video, and data networks.

Under the terms of the Letter of Intent, PowerDial is expected to be acquired for 2,400,000 shares of IAGI common stock at $1.00 per share with an additional 500,000 shares available for meeting certain performance metrics and for acquisition of additional VOIP/IT businesses in the U.K.

We expects, with assistance of certain affiliates of Seller and their investor network, to issue $2 million of additional common stock after the closing of the transaction. The funds are expected to be used to acquire 100% interests in VOIP, IT, telecom and software companies in the U.K. and Europe, subject to approval by the IAGI board of directors.

The letter of intent is subject to (i) approval of the acquisition by the Board of IAGI (ii) completion of due diligence; and, (iii) agreement to customary terms and conditions, including a prohibition on issuance of new shares, options or warrants by the parties. The acquisition is expected to close by November 30, 2010.

Business Process Outsourcing

In the Philippines, we acquired 100% of each of Shift on April 10, 2008 and Asia Premier on May 27, 2008.  Shift and Asia Premier were multi-service call center operations that which were merged into a single company operating as Global Hotline Philippines. On June 14, 2010, we outsourced our call center operations and recorded an intangible asset impairment of $793,000 as of March 31, 2010. On September 30, 2010, we reached the decision to deconsolidate the operations of Global Hotline Philippines. The Company’s reported net loss improved by $497,000 for the six months ended September 30, 2010 and its stockholders’ deficiency as of September 30, 2010 decreased by $497,000 as a result of recording a gain from the deconsolidation of Global Hotline Philippines represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

Deconsolidation of Global Hotline

Until late 2009, we also operated in Japan through our wholly-owned subsidiary, Global Hotline. In May 2009, a dispute arose between GHI and one of its lenders, H Capital, Inc (“H Capital”). The dispute resulted in H Capital claiming ownership of IA Global’s shares in GHI, which had been pledged as collateral for certain loans borrowed by the subsidiary. Although we continue to sue H Capital for damages, on December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

CORPORATE INFORMATION

We were incorporated in Delaware on November 12, 1998. The Company’s executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111, with its operating units being located primarily in the Pacific Rim region. Our telephone number is (415) 946-8828 and its principal website address is located at www.iaglobalinc.com. The information on our website is not incorporated as a part of this Form 10-Q.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the OTCBB Exchange ("OTCBB") under the symbol "IAGI."

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

•	To acquire profitable, sustainable global service and outsourcing companies.

•	Capitalize on our funding from RXR Cross Border Investment Un, World Investment Un, MGVJ Co Ltd, Trade Management and Ascendiant.

•	Effectively manage and scale, where appropriate, our recent acquisitions of Car Planner and Johnny. Close the acquisitions of Zest and PowerDial.

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

(dollars in thousands)

	Three Months Ended September 30,
	2010	2009	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$2,130	$—	$2,130	100.0%
Cost of sales	1,406	—	1,406	-100.0%
Gross profit	724	—	724	100.0%
Selling, general and administrative expenses	1,197	653	544	-83.3%
Operating loss	(473)	(653)	180	27.6%
Other income (expense):
Interest expense and amortization of finance costs	(62)	(21)	(41)	-195.2%
Other (expense) income	(10)	80	(90)	112.5%
Loss on equity investment in Slate Consulting Co Ltd	—	(28)	28	100.0%
Loss on forfeiture of Taicom Securities Co Ltd	—	(2,861)	2,861	100.0%
Loss on sale of Slate Consulting Co Ltd	—	(1,284)	1,284	100.0%
Total other expense	(72)	(4,114)	4,042	98.2%
Loss from continuing operations	(545)	(4,767)	4,222	88.6%
Profit (loss) from discontinued operations	524	(118)	642	544.1%
Net loss	(21)	(4,885)	4,864	99.6%
Noncontrolling interest	(12)	—	(12)	-100.0%
Deemed preferred stock dividend	—	—	—	0.0%
Net loss attributable to IA Global, Inc. common shareholders	$(33)	$(4,885)	$4,852	99.3%

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

REVENUE

Net revenue for the three months ended September 30, 2010 increased $2,130,000 to $2,130,000 as compared to $0 for the three months ended September 30, 2009.  We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010.

COST OF SALES

Cost of sales for the three months ended September 30, 2010 increased $1,406,000 to $1,406,000 as compared to $0 for the three months ended September 30, 2009. We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010.

EXPENSES

Selling, general and administrative expenses for the three months ended September 30, 2010 increased $544,000 to $1,197,000 as compared to $653,000 for the three months ended September 30, 2009. We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010. In addition, we incurred a 7 million Yen, or approximately $80,000 at current exchange rate, fee with a shareholder for due diligence and advisory services related to the acquisition of Johnny and Car Planner.

The selling, general and administrative expenses for the three months ended September 30, 2010 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option, amortization of intangible assets and other general and administrative costs.

NET LOSS

Net loss for the three months ended September 30, 2010 was $21,000 as compared to a net loss of $4,885,000 for the three months ended September 30, 2009.

During the three months ended September  30, 2010 and 2009, respectively, we recorded a net profit (loss) on discontinued operations of $.5 million and $(.1) million at Global Hotline and Global Hotline Philippines. On September 30, 2010, we reached the decision to deconsolidate the operations of Global Hotline Philippines. Our reported net loss improved by $.5 million for the six months ended September 30, 2010 and its stockholders’ deficiency as of September 30, 2010 decreased by $.5 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

During the three months ended September 30, 2009, we recorded a $2.9 million loss on the forfeiture of Taicom Securities Co Ltd and $1.3 million on the sale of Slate Consulting Co Ltd.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

	Six Months Ended September 30,
	2010	2009	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$2,801	$—	$2,801	100.0%
Cost of sales	1,719	—	1,719	-100.0%
Gross profit	1,082	—	1,082	100.0%
Selling, general and administrative expenses	1,691	1,662	29	-1.7%
Operating loss	(609)	(1,662)	1,053	63.4%
Other income (expense):
Interest expense and amortization of finance costs	(100)	(43)	(57)	-132.6%
Other (expense) income	(10)	80	(90)	112.5%
Loss on equity investment in Slate Consulting Co Ltd	—	(16)	16	100.0%
Loss on forfeiture of Taicom Securities Co Ltd	—	(2,861)	2,861	100.0%
Loss on sale of Slate Consulting Co Ltd	—	(1,285)	1,285	100.0%
Total other expense	(110)	(4,125)	4,015	97.3%
Loss from continuing operations	(719)	(5,787)	5,068	87.6%
Profit (loss) from discontinued operations	497	(2,561)	3,058	119.4%
Net loss	(222)	(8,348)	8,126	97.3%
Noncontrolling interest	(56)	—	(56)	-100.0%
Deemed preferred stock dividend	—	(192)	192	0.0%
Net loss attributable to IA Global, Inc. common shareholders	$(278)	$(8,540)	$8,262	96.7%

SIX MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2009

REVENUE

Net revenue for the six months ended September 30, 2010 increased $2,801,000 to $2,801,000 as compared to $0 for the six months ended September 30, 2009.  We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010.

COST OF SALES

Cost of sales for the six months ended September 30, 2010 increased $1,719,000 to $1,719,000 as compared to $0 for the six months ended September 30, 2009. We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010.

EXPENSES

Selling, general and administrative expenses for the six months ended September 30, 2010 increased $29,000 to $1,691,000 as compared to $1,662,000 for the six months ended September 30, 2009. We acquired Car Planner on May 20, 2010 and Johnny on June 4, 2010. In addition, we incurred a 7 million Yen, or approximately $80,000 at current exchange rate, fee with a shareholder for due diligence and advisory services related to the acquisition of Johnny and Car Planner. The expenses for the six months ended September 30, 2009 included severance pay of $100,000 for our former Chief Executive Officer and forensic audit expenses of $414,000 incurred during the review of Global Hotline.

The selling, general and administrative expenses for the three months ended September 30, 2010 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option, amortization of intangible assets and other general and administrative costs.

NET LOSS

Net loss for the six months ended September 30, 2010 was $222,000 as compared to a net loss of $8,348,000 for the six months ended September 30, 2009.

During the six months ended September  30, 2010 and 2009, respectively, we recorded a net profit (loss) on discontinued operations of $.5 million and $(2.6) million at Global Hotline and Global Hotline Philippines. On December 8, 2009, we reached the decision to deconsolidate the operations of Global Hotline, effective as of July 1, 2009. As a result, we accounted for Global Hotline as a discontinued operation. Our reported net loss improved by $10.1 million for the year ended March 31, 2010 and our stockholders’ deficiency as of March 31, 2010 decreased by $10.1 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline’s liabilities over its assets on the deconsolidation date. These events and their impact on our financial statements are discussed in more detail in Note 3 of the Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

On September 30, 2010, we reached the decision to deconsolidate the operations of Global Hotline Philippines. Our reported net loss improved by $.5 million for the six months ended September 30, 2010 and its stockholders’ deficiency as of September 30, 2010 decreased by $.5 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

During the three months ended September 30, 2009, we recorded a $2.9 million loss on the forfeiture of Taicom Securities Co Ltd and $1.3 million on the sale of Slate Consulting Co Ltd.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $.3 million, a net working capital deficit of approximately $.4 million and total indebtedness of $3.7 million as of September 30, 2010.

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

Since our inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $22.7  million as of September 30, 2010, with approximately $8.8 million raised in the initial public offering, $10.4 million raised in private placements and $4.0 million raised in the conversion of debt, offset by $0.7 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $33.0 million, including $7.0 million from the ASFL equity investment, $4.1 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $.3 and $.2 million related to the acquisition of Car Planner and Johnny, respectively, $7.4 million issued for services, $3.6 million related to a beneficial conversion feature, $4.0 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $.2 million, excluding debt assumed with the acquisition of Johnny and Car Planner.

OPERATING ACTIVITIES

Net cash used in operating activities for continuing operations for the six months ended September 30, 2010 was $1.1 million. This amount was primarily related to a net loss of $.2 million, net cash used for discontinued operations $.5 million, an increase in accounts receivable of $.2 million, an increase in inventory of $.2 million and a decrease in accounts payable and accrued liabilities of $.2 million, offset by depreciation and amortization and other non-cash expenses of $.2 million. We acquired Car Planner on May 20, 2010 and Johnny Co Ltd on June 4, 2010.

INVESTING ACTIVITIES

Net cash provided by investing activities for the six months ended September 30, 2010 was $.3 million. This amount was primarily related to net cash from acquisitions of $.3 million. We acquired Car Planner on May 20, 2010 and Johnny Co Ltd on June 4, 2010.

FINANCING ACTIVITIES

Net cash used in financing activities for the six months ended September 30, 2010 was $1.4 million. This amount was primarily related to the return of the $2.2 million Korean escrow deposit on April 16, 2010, offset by sale of common stock of $.9 million.

The Company’s unaudited contractual cash obligations as of September 30, 2010 are summarized in the table below (1):

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$494,018	$494,018	$0	$0	$0
Note payable	3,712,778	917,922	574,045	290,066	1,930,745
Capital expenditures	0	0	0	0	0
Acquisitions	0	0	0	0	0
	$4,206,796	$1,411,940	$574,045	$290,066	$1,930,745

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

REVENUE RECOGNITION

Car Planner and Johnny revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. We recorded deferred revenue of $0 as of September 30, 2010 and March 31, 2010, respectively.

INVENTORIES

Inventory consists primarily of gaming hardware and software and trading cards at Johnny and are stated at the lower of cost or market on the first-in, first-out method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received by Johnny at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified or products has been discarded. There is no provision for impaired inventory as of September 30, 2010.

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

The Company could be exposed to legal claims, and the outcome of any disputes resulting from such claims could adversely affect the Company’s financial condition or results of operations.

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations. We continue to work with various vendors and former employees on past due liabilities.  Below are descriptions of our potential legal proceedings.

Potential Legal Proceeding - Global Hotline

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

The status of Global Hotline’s bank loans and tax liabilities is unknown subsequent to December 8, 2009. In addition, the status of other trade debt, or any debt or obligation of Global Hotline is unknown subsequent to December 8, 2009. In addition to debt, Global Hotline has obligation under various operating leases, the status of which is unknown subsequent to December 8, 2009.

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

Potential Legal Proceeding – AMV

On April 1, 2009, the Company agreed to issue IAO Preferred Stock, at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010 and August 17, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock. The Company continues to decline to convert this IAO Preferred Stock and their various other demands.

At AMV’s sole discretion, AMV had the option to (1) convert some or all of its IAO Preferred Stock into 256,000  shares of our common stock pro rata at $1.25  per share; or (2) exchange IAO Preferred Stock for 971,458 Taicom Stock owned by the Company on a pro rata basis. The conversion of IAO Preferred Stock intoTaicom Stock was to be automatically triggered in the case of certain events, including delisting from the NYSE AMEX Equities Exchange, bankruptcy or insolvency.

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

Legal Claims

On August 18, 2010, Fusion Systems, sued us in the Superior Court in the County of San Francisco for breach of contract for 13, 681,107 Yen or approximately or approximately $164,000 at current exchange rates, plus interest and legal fees.  Fusion Systems has filed for a summary judgment. We are aggressively defending this lawsuit.

The Internal Revenue Service has an assessed an $80,000 penalty plus interest for the late filing of our 2008 tax returns. We are appealing this penalty.

We will need additional financing to support our business strategy (which includes acquiring or investing in new businesses) and ongoing operations.

We will need to obtain additional financing in order to continue our current operations, service our debt and liability payments and acquire businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

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

Declining general economic, business or industry conditions may cause reduced revenues or profitability.

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

Our controlling shareholder group has substantial influence over our company.

As of November 19, 2010, large unaffiliated Japanese investors, (collectively, the “Japanese investors”) collectively held approximately 45.5% of our common stock. Such Japanese investors could cause a change of control of our Board of Directors (the “Board”) if in combination with another large shareholder, elects candidates of their choice to the Board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Delaware law, Japanese investors and other large shareholders could have a significant influence over our affairs, if in combination with another large shareholder, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

 Sales or issuances of a large number of shares of common stock (including pursuant to the equity line of credit transaction that we recently entered into with Ascendiant Capital Group, LLC, which is described in more detail elsewhere in this prospectus) in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of November 19, 2010, there were 7.6 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. Any “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company and other Company insiders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

Risks associated with equity line of credit with Ascendiant

The Securities Purchase Agreement with Ascendiant will terminate if our common stock is not listed on one of several specified trading markets (which include the OTCBB and Pink Sheets, among others), if we file protection from its creditors or if a Registration Statement on Form S-1 or S-3 is not effective.

If the price or the trading volume of our common stock does not reach certain levels, we will be unable to draw down all or substantially all of our $5,000,000 equity line of credit with Ascendiant.

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

We may undertake acquisitions, mergers, strategic alliances, joint ventures and/or divestitures that could result in financial results that are different than expected.

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

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our employment agreement with our Chief Executive Officer expires December 4, 2010. We are currently in default of our employment agreement with our Chief Financial Officer. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

We may incur losses in the future.

We have experienced net losses since inception. There can be no assurance that we will achieve or maintain profitability.

We have limited insurance coverage.

We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.

We are exposed to fluctuations in foreign currency exchange rates.

The majority of our operations are located in Japan. We do not trade in hedging instruments or “other than trading” instruments and a significant change in the foreign currency exchange rate between the Japanese Yen, Philippine Peso and U.S. Dollar would have a material adverse or positive effect on our business, financial condition and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

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

•

Commitment Fees - IA Global issued 166,667 shares of its common stock to Ascendiant ($125,000 worth of shares based on the Company’s closing bid price on the trading day immediately prior to the SEC declaring the Registration Statement effective, IA Global issued another 141,172  or $75,000 worth of shares of its common stock in three installments over a period of 90 days following the effectiveness date.

•

Other Fees and Expenses – On October 21, 2009, the Company issued 8,000 shares of common stock valued at $10,000 under the 2007 Stock Incentive Plan as compensation to Ascendiant’s legal counsel for the legal fees and expenses it incurred in connection with negotiating and documenting the equity line of credit. Pursuant to separate agreements, IA Global has also agreed to pay an aggregate of 3.0% in fees (to be paid in connection with each draw down).

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

Under the terms of its September 29, 2009 Securities Purchase Agreement with Ascendiant, as of September 30, 2010, the Company sold to Ascendiant 301,451 shares at a purchase price of $.545 per share, or an aggregate price of $164,365. As of  November 19, 2010, the Company sold to Ascendiant 319,680  shares at a purchase price of $0.549  per share, or an aggregate price of $174,466.

Stock Purchase Agreements with MGVJ

On June 28, 2010 and July 20, 2010, the Company received $60,000 and $150,000 funding commitment under Stock Purchase Agreements (“Stock Purchases”) with MGVJ, respectively. Under the terms of the Stock Purchases, the Company agreed to issue and sell to MGVJ 100,000 and 250,000 shares of the Company’s common stock for an aggregate purchase price of $60,000 and $150,000, or $0.60 per share.

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

Stock Purchase Agreement with Trade Management

On August 23, 2010, September 8, 2010 and September 16, 2010, the Company received $60,000, $55,000 and $80,000, respectively, funding commitments under Stock Purchase Agreements (“Trade Management Agreements”) with Trade Management, a new shareholder of the Company. Under the terms of the Trade Management Agreements, the Company sold to Trade Management 100,000, 91,667 and 133,333 shares, respectively at a purchase price of US$.60 per share.

Trade Management’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Trade Management Agreements being accurate as of such dates.

The Trade Management Agreements contains certain representations and warranties of Trade Management and the Company, including customary investment-related representations provided by Trade Management, as well as acknowledgements by Trade Management that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. The Company provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to Trade Management in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.3	Amendment to Amended and Restated Certificate of Incorporation of IA Global, Inc. dated August 19, 2010. (1)
10.1	Letter of Intent dated July 15, 2010 by and between IA Global, Inc. and Zest Corporation Co Ltd. (filed herewith)
10.2	Employment Agreement dated August 24, 2010 by and between IA Global, Inc. and Mark Scott. (filed herewith) *
10.3	Employment Agreement Extension dated September 4, 2010 by and between IA Global, Inc. and Brian Hoekstra.*
10.4	Stock Purchase Agreement dated August 23, 2010 by and between IA Global, Inc. and Trade Management Co Ltd. (1)
10.5	Stock Purchase Agreement dated September 8, 2010 by and between IA Global, Inc. and Trade Management Co Ltd. (1)
10.6	Stock Purchase Agreement dated September 16, 2010 by and between IA Global, Inc. and Trade Management Co Ltd. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 906 Certifications

__________________

* Indicates management contract or compensatory plan.

(1) Filed as an exhibit to Company’s Registration Statement on Form S-1 (File No. 333-163612), filed on S1 dated October 18, 2010 and declared effective October 27, 2010 (file 333-170004), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2010	IA GLOBAL, INC. (Registrant)

	By:	/s/ Brian Hoekstra Brian Hoekstra Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Scott Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.3	Amendment to Amended and Restated Certificate of Incorporation of IA Global, Inc. dated August 19, 2010
10.1	Letter of Intent dated July 15, 2010 by and between IA Global, Inc. and Zest Corporation Co Ltd.
10.2	Employment Agreement dated August 24, 2010 by and between IA Global, Inc. and Mark Scott.
10.3	Employment Agreement Extension dated September 4, 2010 by and between IA Global, Inc. and Brian Hoekstra.
10.4	Stock Purchase Agreement dated August 23, 2010 by and between IA Global, Inc. and Trade Management Co Ltd.
10.5	Stock Purchase Agreement dated September 8, 2010 by and between IA Global, Inc. and Trade Management Co Ltd.
10.6	Stock Purchase Agreement dated September 16, 2010 by and between IA Global, Inc. and Trade Management Co Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 906 Certifications