Form 10-Q
period 2010-12-31
IA GLOBAL INC
filed 2011-03-21
CIK 1077634

_______________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

Commission File Number: 1-15863
__________________________

IA GLOBAL, INC.
(Exact name of registrant as specified in its charter)
___________________________

DELAWARE	13-4037641
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 CALIFORNIA STREET, SUITE 2450, SAN FRANCISCO, CA 94111
(Address of principal executive offices) (Zip Code)
___________________________

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

As of March 21, 2011 there were issued and outstanding 11,825,694 shares of the registrant’s common stock.

IA GLOBAL, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IA GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	March 31,
	2010	2010
ASSETS	(unaudited)	(audited)

CURRENT ASSETS:
Cash and cash equivalents	$2,522,394	$2,228,808
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	656,229	-
Consumption tax receivable	813,707	-
Inventories	4,243,096	-
Prepaid expenses	393,785	170,852
Other current assets	635,128	29,936
Advances to affiliated parties	1,534,076	-
Net assets- discontinued operations	-	118,582
Total current assets	10,798,415	2,548,178

PROPERTY, PLANT AND EQUIPMENT, NET	5,683,134	226

OTHER ASSETS:
Advances to affiliated parties	1,466,050	-
Intangible assets, net	2,325,701	-
Other assets	1,244,092	-

Total assets	$21,517,393	$2,548,404

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable - trade	$2,814,974	$848,426
Accrued liabilities	4,653,612	911,630
Income taxes payable- foreign	1,421,505	-
Note payable and current portion of long term debt	3,312,938	6,000
Deferred revenue	319,118	-
Net liabilities- discontinued operations	238,874	1,116,602
Total current liabilities	12,761,021	2,882,658

LONG TERM LIABILITIES:
Long term debt	6,379,465	199,500

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 5,000 authorized, none outstanding	-	-
ArqueMax Ventures, LLC Series Preferred stock, $.01 par value, 317 shares authorized
and 317 and 0, issued and outstanding, respectively (liquidation value $317,000)	317,000	317,000
Common stock, $.01 par value, 100,000,000 shares authorized,
11,327,028 and 6,313,540 issued, and 11,294,470
and 6,280,982 outstanding, respectively	113,270	63,135
Additional paid in capital	60,635,003	59,560,575
Accumulated deficit	(58,507,055)	(60,146,365)
Accumulated other comprehensive loss	(74,699)	(45,192)
	2,483,519	(250,847)
Noncontrolling interest	176,295	-
Less common stock in treasury, at cost	(282,907)	(282,907)
Total stockholders' equity	2,376,907	(533,754)

Total liabilities and stockholders' equity	$21,517,393	$2,548,404

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$3,782,279	$-	$6,582,893	$-
COST OF SALES	2,198,144	-	3,917,309	-
GROSS PROFIT	1,584,135	-	2,665,584	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,594,996	432,391	3,288,375	2,094,209
OPERATING LOSS	(10,861)	(432,391)	(622,791)	(2,094,209)

OTHER INCOME (EXPENSE):
Interest expense and amortization of finance costs	(83,897)	(140,675)	(183,496)	(182,875)
Other income	11,335	(51,054)	(3,125)	28,803
Income related to excess of fair value of assets acquired over the cost of acquisition of Zest Co Ltd.	1,956,640	-	1,956,640	-
Loss on equity investment in Slate Consulting Co Ltd	-	-	-	(16,298)
Loss on forfeiture of Taicom Securities Co Ltd	-	-	-	(2,861,365)
Loss on sale of Slate Consulting Co Ltd	-	-	-	(1,284,756)
Total other income (expense)	1,884,078	(191,729)	1,770,019	(4,316,491)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,873,216	(624,120)	1,147,228	(6,410,700)

Income taxes - current provision	161,474	-	157,193	-

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	1,711,742	(624,120)	990,035	(6,410,700)

Income from discontinued operations	239,235	9,915,045	736,570	7,353,966

NET INCOME	1,950,977	9,290,925	1,726,605	943,266

Deemed preferred stock dividend	-	(125,000)	-	(317,000)
Noncontrolling interest	(30,777)	-	(87,295)	-

NET INCOME ATTRIBUTABLE TO IA GLOBAL, INC. COMMON SHAREHOLDERS	$1,920,200	$9,165,925	$1,639,310	$626,266

Basic and diluted income (loss) per share of common-
Basic income (loss) per share from continuing operations	0.21	(0.13)	0.14	(1.40)
Basic income per share from discontinued operations	0.03	2.03	0.10	1.61
Total basic net income per share	0.23	1.90	0.24	0.21

Diluted loss per share from continuing operations	*	(0.13)	*	(1.40)
Diluted income per share from discontinued operations	*	2.03	*	1.61
Total diluted income per share	*	1.90	*	0.21

Weighted average shares of common stock outstanding- basic	8,331,543	4,880,397	7,214,403	4,573,343
Weighted average shares of common stock outstanding- diluted	8,379,074	4,880,397	7,295,496	4,580,810

* Diluted calculation is not presented as it is anti-dilutive.

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended December 31,
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,726,605	$943,266
Income from discontinued operations	(736,570)	-
Depreciation and amortization	193,480	118,492
Income related to excess of fair value of assets acquired over the cost of acquisition of Zest Co Ltd	(1,956,640)	-
Amortization of beneficial conversion feature	-	120,000
Amortization of prepaid financing	87,370	6,159
Stock based compensation	80,000	368,590
Stock issued for services	83,744	89,987
Stock issued for financing services	-	10,000
Loss on equity investments	-	16,298
Loss on sale of equity investment	-	1,284,756
Loss on forfeiture of investment	-	2,861,365
Changes in operating assets and liabilities:
Accounts receivable	(161,512)	27,613
Consumption tax receivable	264,992	-
Inventories	(512,992)	-
Prepaid expenses	(235,327)	(772)
Notes receivable	-	8,084
Other current assets	(84,724)	(10,598)
Other assets	294,294	(199)
Accounts payable - trade	119,270	434,668
Accrued liabilities and payroll taxes	(124,073)	286,573
Income taxes payable- foreign	157,252	-
Net cash (used in) provided by operating activities - continuing operations	(962,084)	6,564,282
Net cash provided by (used in) operating activities - discontinued operations	243,350	(7,692,097)
NET CASH (USED IN) OPERATING ACTIVITIES	(718,734)	(1,127,815)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,852)	(6,036)
Net cash from acquisitions	1,958,016	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	1,953,164	(6,036)

CASH FROM FINANCING ACTIVITIES:
Proceeds from debt	387,310	120,000
Repayments of debt	-	(18,000)
Proceeds from sale of common stock	930,138	2,932,835
Proceeds from sale of preferred shares	-	317,000
Return of stock subscription	(2,222,785)	-
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(905,337)	3,351,835

NET INCREASE IN CASH AND CASH EQUIVALENTS	329,093	2,217,984

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(29,507)	(46,524)

CASH AND CASH EQUIVALENTS, beginning of period	2,222,808	19,174

CASH AND CASH EQUIVALENTS, end of period	$2,522,394	$2,190,634

Supplemental disclosures of cash flow information:
Interest paid	$82,174	$3,491
Taxes paid	$1,297	$-

Non-cash investing and financing activities:
Common stock issued for the acquisition of Car Planner Co Ltd	$325,000	$-
Common stock issued for the acquisition of Johnny Co Ltd	$178,000	$-
Common stock issued for the acquisition of Zest Co Ltd	$650,667	$-
Common stock issued for the acquisition of PowerDial Systems Ltd	$1,024,800	$-
Shares issued for finance fee	$75,000	$-
Deemed dividend on issuance of ArqueMax Ventures, LLC Series Preferred Stock	$-	$192,000
Conversion of debentures into Common Stock	$-	$120,000
Conversion of accrued liabilities into Common Stock	$-	$54,807
Common stock returned to treasury on sale of equity investment - Slate Consulting Co., Ltd.	$-	$30,000
Note receivable on sale of equity investment - Slate Consulting Co., Ltd.	$-	$55,000

See notes to consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS

THE COMPANY AND OUR BUSINESS

                IA Global, Inc. (“IA Global” or the “Company”) is a global services and technology company focused on organic growth and expansion through global mergers and acquisitions. The Company is currently utilizing its current business partnerships to acquire growth businesses in its target sectors and markets at a discount. The Company is also actively engaging businesses that would benefit from its business expertise, knowledge of global markets, and technology infrastructure.

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

Financial Results

During the fiscal year ended March 31, 2010, the Company had no revenues from continuing operations.  During the nine months ended December 31, 2010, the Company reported revenues of $6.6 million.

Certain recent developments relating to the Company’s efforts to generate additional liquidity, including through sales of its common stock, are described in more detail in the notes to the financial statements included in this Form 10-Q.

Acquisitions

              During the nine months ended December 31, 2010, the Company closed the acquisition of the following companies:

Car Planner Co Ltd (“Car Planner”) on May 20, 2010.
Johnny Co Ltd (“Johnny”) on June 4, 2010.
Zest Corporation Co Ltd and Zest Home Co Ltd (“Zest”) on November 22, 2010.
PowerDial Systems, Ltd and PowerDial Services, Ltd (“PowerDial”) on December 17, 2010.

The acquisitions are described in more detail in the notes to the financial statements included in this Form 10-Q.

CORPORATE INFORMATION

The Company was incorporated in Delaware on November 12, 1998. The Company’s executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111 and the Company’s operating units are located in Japan and the United Kingdom. The Company’s telephone number is (415) 946-8828 and its principal website address is located at www.iaglobalinc.com. The information on our website is not incorporated as a part of this Form 10-Q.

THE COMPANY’S COMMON STOCK

The Company’s common stock currently trades on the OTCBB Exchange ("OTCBB") under the symbol "IAGIE." After the filing of this Form 10-Q, the Company expects to trade under the symbol “IAGI.”

UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of IA Global and our subsidiaries have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The financial statements for the periods ended December 31, 2010 and 2009 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal, recurring nature. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on July 14, 2010.

In this Form 10-Q, the phrase “at current exchange rates” refers to the exchange rate in effect as of the date of the applicable event or transaction.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN

These consolidated financial statements have been prepared by management in accordance with GAAP on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses for the year ended March 31, 2010 and 2009, the transition period for the three months ended March 31, 2008, and for the year ended December 31, 2007, as well having an accumulated deficit of approximately $58.3 million and a working capital deficit of approximately $1.8 million as of December 31, 2010.

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

Included in such reclassification is the presentation of Global Hotline as a discontinued operation for the nine months ended July 1, 2009 and for all subsequent periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Inter-Company items and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS - The Company classifies highly liquid temporary investments with an original maturity of three months or less when purchased as cash equivalents. The Company maintains cash balances at various financial institutions. Cash is retained at the subsidiary level for business operations. Balances at US banks are insured by the Federal Deposit Insurance Corporation up to US$250,000. Balances in Japanese banks are generally insured by the Deposit Insurance Corporation of Japan up to 10,000,000 Yen per depositor per bank or approximately US$120,000 as of December 31, 2010. Balances in United Kingdom banks are not insured. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk for cash on deposit.

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

INVENTORIES – Inventory consists of gaming hardware and software and trading cards at Johnny, land and buildings at Zest and equipment at PowerDial and is stated at the lower of cost or market on the first-in, first-out method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified or products has been discarded. There is no provision for impaired inventory as of December 31, 2010.

PROPERTY, PLANT AND EQUIPMENT - Equipment consists of vehicles, machinery, equipment and software, which are stated at cost less accumulated depreciation and amortization. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the relevant asset, generally 2-15 years. Buildings and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of buildings and leasehold improvements is computed by the accelerated or straight-line methods over the estimated useful lives of the relevant asset, generally 10-24 years. Land is stated at cost and is not depreciated.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTANGIBLE ASSETS / INTELLECTUAL PROPERTY - The Company is amortizing the intellectual property and other intangible assets acquired in connection with its acquisition of Car Planner, Johnny and PowerDial over 36 months on a straight-line basis, which corresponds with the period of time for which management was able to project future revenues, either under the parties’ agreement or through ongoing business activities following the closing of the transaction.

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

All cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable as of December 31, 2010. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within our fair value hierarchy.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepayments and other current assets, accounts payable, taxes payable, accrued expenses and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s note payable approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at December 31, 2010 and 2009.

In addition, Topic 820 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

REVENUE RECOGNITION – Our revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. We recorded deferred revenue of $319,118 and $0 as of December 31, 2010 and March 31, 2010, respectively.

ADVERTISING COSTS - Advertising costs are expensed as incurred. There were $37,862 of advertising costs incurred for the nine months ended December 31, 2010 and 2009. The advertising costs were primarily incurred by Zest, which was acquired on November 22, 2010.

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

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When stock options are granted, the fair value of each option grant is estimated on the date of grant using the Black-Scholes valuation model and the weighted assumptions noted in the following table:

	For the Nine Months Ended December 31,
	2010	2009
Risk-free interest rate	3.61%	3.61%
Expected life	9.36 years	9.36 years
Dividend rate	0.00%	0.00%
Expected volatility	174%	174%

The Company recorded $80,000 and $368,590 of compensation expense, net of related tax effects, relative to stock options for the nine months ended December, 2010 and 2009  in accordance with ASC 718. Net loss per share (basic and diluted) associated with this expense was approximately ($0.01) and ($.08) respectively.

As of December 31, 2010, there is approximately $61,946 of total unrecognized costs related to employee granted stock options that are not vested. These costs are expected to be recognized over a period of approximately three years.

The Board of Directors awarded directors and executives options to purchase 88,000 shares of the Company’s common stock. The awards were granted at the fair market price of $0.61 per share based on the adjusted closing price on December 17, 2010, the date the Board approved the option grants. In accordance with the 2007 Stock Incentive Plan, the stock option vests quarterly over three years and expire on December 16, 2020.

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

In addition to options granted to employees, the Company grants options to non-employees for services. On December 17, 2010, the Company issued options to purchase 6,000 shares of the Company's common stock to two consultants. The awards were granted at the fair market price of $0.61 per share based on the adjusted closing price on December 17, 2010, the date the Board approved the option grants. In accordance with the 2007 Stock Incentive Plan, the stock option vests quarterly over one years and expire on December 16, 2020.

The Company did not issue any shares of common stock to non-employees during the nine months ended December 31, 2009. There are 49,979 stock options outstanding that are held by non-employees as of December 31, 2010, which carry an average exercise price of $1.844 per share.

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

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NET INCOME PER SHARE – Under the provisions of ASC 260, “Earnings Per Share,” basic income per common share is computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the income of the Company, subject to anti-dilution limitations. As of December 31, 2010, there were options outstanding for the purchase of 280,479 common shares, warrants for the purchase of 409,641 common shares and 71,091 shares of common stock issued as collateral for loans, which could potentially dilute future earnings per share. As of December 31, 2009, there were options outstanding for the purchase of 209,840 common shares, warrants for 229,641 common shares and 71,091 shares of common stock issued as collateral for loans, which could potentially dilute future earnings per share.

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

                 In April 2010,  the FASB issued  Accounting  Standard  Update  ("ASU")  2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based  Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial  position,  results of operations  or cash flows of the  Company. In March 2010, the FASB issued ASU No.2010-11, which is included in the Certification under ASC 815. This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial statements.

                A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF ACQUISITIONS AND DISCONTINUED OPERATIONS

A summary of acquisitions and discontinued operations for the nine months ended December 31, 2010 and 2009 is as follows:

Acquisition of Car Planner

On May 20, 2010, the Company closed the 100% acquisition of JSK Fund Co. Ltd., which owns 100% of Car Planner, both of which are Japanese companies, from JSK Fund, Inc. Group, a party affiliated with an existing shareholder, RXR Cross Border Investment Un.

Car Planner receives service and commission revenue by selling automotive parts over the Internet to approximately 728 car dealers, gas stations, and car maintenance shops in Japan, primarily through Orix Co Ltd. Car Planner is expected to expand its Business-to-Business model to include Business-to-Consumer transactions during fiscal year 2011. Car Planner’s website is www.carplanner.jp.

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

The results of operations of Car Planner were included in the Consolidated Statements of Operations for the period May 21, 2010 to December 31, 2010.

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

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results of operations of Johnny were included in the Consolidated Statements of Operations for the period June 5, 2010 to December 31, 2010.

Acquisition of Zest

               On November 22, 2010, the Company acquired 100% of Zest from Kansai Trust Co Ltd, a Japanese corporation and Yutaka Kanatani, a Japanese citizen.

                Zest is engaged in the custom home design and construction business for middle-class families looking for high quality at reasonable prices.  Zest operates out of three locations in Central Japan (Himeji, Tatsuno, and Kakogawa) under an exclusive license from Universal Home Co. Ltd. In addition, Zest buys and sells land.

                Established in 1997, Zest was acquired for $650,667. The Company issued 666,667 shares valued at $.616, the closing price on November 22, 2010 less a 30% discount for the illiquid nature of the Company stock. In addition, the Company issued 400,000 shares in a Subscription Agreement to an investor valued at $.60 per share or $240,000.  The Company agreed to register the shares within ninety days following the closing of the transaction and make reasonable efforts to cause the registration statement to become effective within sixty (60) days of the initial filing.

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than November 21, 2012. The acquisition cost of Zest was $650,667. The Company received assets valued at $2,607,307. The excess of assets received over the cost paid of $1,956,640 was credited to net income in accordance with ASC 805.

Purchase price-
Common stock	$650,667
Cash	1,724,196
Accounts receivable	201,518
Inventories	1,358,466
Equipment, net	5,487,478
Other current assets	1,559,056
Consumption and deferred tax receivable	1,078,699
Other assets	1,036,436
Advances to affiliates	3,000,127
Accounts payable	(1,325,826)
Other current liabilities	(3,231,132)
Income taxes payable- foreign	(1,121,414)
Notes payable	(6,086,767)

Total purchase price	$1,956,640

Portion allocated to other income	$1,956,640

The results of operations of Zest were included in the Consolidated Statements of Operations for the period November 22, 2010 to December 31, 2010.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of PowerDial

On December 17, 2010, the Company acquired 100% of PowerDial from Innovative Software Direct Plc, a U.K. company listed on the U.K. PLUS Market.

UK–based PowerDial is an IT company providing VOIP and asset and annuity solutions covering all aspects of convergence, including voice, data, wireless and cable.  They provide physical networks, onsite IT equipment, and applications that control the performance and integrity of networks and the data on those networks. PowerDial was acquired for $1,453,020 and was financed through the issuance of 2,400,000 shares of common stock valued at $.427 per share, the closing price on December 17, 2010 less a 30% discount for the illiquid nature of the Company stock,  and the assumption of $428,220 in debt. The common stock does not have registration rights. The common stock shall be restricted in accordance with the applicable resale regulations of the Securities and Exchange Commission and are subject to a lock-up agreement for six months.

If PowerDial increases EBIDTA by $250,000 for a total greater than $1.9 million of EBIDTA, the Company is obligated to issue an additional 500,000 shares of common stock. At the Company’s discretion, the aforementioned EBIDTA condition may be replaced by other criteria, including but not limited to additional acquisitions that Acquirer deems favorable. In any event, the common stock shall not be registered and shall not have registration rights associated with them.   The common stock shall be restricted in accordance with the applicable resale regulations of the Securities and Exchange Commission. If the Seller has been able to meet the stated earnings requirements listed above, these additional restricted common stock will be issued by March 31, 2012.

With the assistance of certain affiliates of PowerDial and their investor network, the Company has agreed to issue in a private placement up to $2 million of additional common stock after the closing of the transaction. These shares will be issued with attendant registration rights for a PIPE transaction.  The post merger board of the acquirer will address the pricing and the terms of sale of the additional shares and approval of the acquisitions below.  The funds received by Company in the foregoing financing will be used to acquire VOIP, IT, or telecom acquisitions subject to board of director approval.

On December 6, 2010, Brian Hoekstra, our Chief Executive Officer, loaned $50,000 to PowerDial as security for the bank loan. The loan is expected to be repaid, but is secured by 133,333 shares of the Company’s common stock

The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations is finalized, but no later than December 19, 2012. The preliminary allocation is as follows:

Purchase price-
Common stock	$1,453,020
Cash	(62,184)
Accounts receivable, net	198,087
Inventory	663,265
Other assets	19,470
Accounts payable - trade	(275,136)
Accrued liabilities	(276,593)
Income taxes payable- foreign	(142,839)
Deferred revenue	(319,118)
Other liabilities	(6,164)
Total purchase price	$1,251,808

Portion allocated to identifiable intangible assets	$1,251,808

The results of operations of PowerDial were included in the Consolidated Statements of Operations for the period December 17, 2010 to December 31, 2010.

Deconsolidation of Business Process Outsourcing

In the Philippines, the Company acquired 100% of each of Shift on April 10, 2008 and Asia Premier on May 27, 2008.  Shift and Asia Premier were multi-service call center operations which were merged into a single company operating as Global Hotline Philippines. On June 14, 2010, the Company recorded an intangible asset impairment of $793,000 as of March 31, 2010. On September 30, 2010, the Company reached the decision to deconsolidate the operations of Global Hotline Philippines. The Company’s reported net loss improved by $497,000 for the nine months ended December 31, 2010 and its stockholders’ deficiency as of December 31, 2010 decreased by $497,000 as a result of recording a gain from the deconsolidation of Global Hotline Philippines represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PRO-FORMA FINANCIAL INFORMATION

The unaudited pro-forma financial information for the acquisitions for nine months ended December 31, 2010 was as follows:

	As Reported Nine Months Ended December 31, 2010	Pre-Acquisition Operations of Car Planner Co Ltd April 1, 2010 - May 20, 2010	Pre-Acquisition Operations of Johnny Co Ltd April 1, 2010 - June 4, 2010	Pre-Acquisition Operations of Zest Co Ltd April 1, 2010 - November 21, 2010	Pre-Acquisition Operations of PowerDial Systems Ltd April 1, 2010 - December 16, 2010	Pro Forma Nine Months Ended December 31, 2010

Revenue	$6,582,893	$104,906	$932,279	$9,513,078	$1,514,078	$18,647,233
Net income	1,726,605	5,480	18,227	2,511,750	137,957	4,400,018
Net income per common share (basic)	0.24					0.61

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable were $656,229 and $0 as of December 31, 2010 and March 31, 2010, respectively. The Company did not have customers with sales or accounts receivable in excess of 10% as of December 31, 2010.

NOTE 5. INVENTORIES

Inventories were $4,243,096 and $0 as of December 31, 2010 and March 31, 2010, respectively. Inventories consist primarily of cards and gaming hardware being refurbished at Johnny, land and buildings at Zest and equipment at PowerDial and is summarized as follows:

	December 31,	March 31,
	2010	2010
	(unaudited)	Audited
Work in process	$1,395,191	-
Finished goods	2,847,905	-
	$4,243,096	$-

There is no provision for impaired inventory as of December 31, 2010 and March 31, 2010.

NOTE 6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net of accumulated depreciation, was $5,683,134 and $226 as of December 31, 2010 and March 31, 2010, respectively. Accumulated depreciation was $2,142,416 and $2,482 as of December 31, 2010 and March 31, 2010, respectively. Total depreciation expense was $85,231 and $1,014 for the nine months ended December 31, 2010 and 2009, respectively. All property, plant and equipment is used for selling, general and administrative purposes and accordingly all depreciation is classified in selling, general and administrative expenses.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment is comprised of the following:

	Estimated	December 31,	March 31,
	Useful Lives	2010	2010
		(unaudited)	(audited)

Land	N/A	$2,894,516	$-
Equipment and vehicles	2-15	1,965,723	2,708
Building and leasehold improvements	10-24	2,965,310	-
		7,825,550	2,708
Less: accumulated depreciation		(2,142,416)	(2,482)
		$5,683,134	$226

NOTE 7. ADVANCES TO AFFILIATED PARTIES

              On August 31, 2010 Zest advanced or loaned $1,871,853 to Kansai Trust Co Ltd and $1,985,985 to Cosmos Trust Co Ltd, parties affiliated with the Chief Executive Officer of Zest. The advances and loans are secured by the shares of Cosmos Trust Co Ltd, Hyas Co Ltd and land held by Kansai Trust Co Ltd. The Company expects all advances and loans to be repaid, but booked the advances and loans at the estimated market value of $3,000,000as of the closing of the Zest acquisition on November 22, 2010.

NOTE 8. INTANGIBLE ASSETS, NET

Intangible assets, net as of December 31, 2010 and March 31, 2010 consisted of the following:

	Estimated	December 31,	March 31,
	Useful Lives	2010	2010
		(unaudited)	(audited)
Customer contracts	3 years	$2,604,410	$-
Less: accumulated amortization		(278,709)	-
Intangible assets, net		$2,325,701	$-

Total amortization expense was $278,709 and $0 for the nine months ended December 31, 2010 and 2009, respectively.

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

The fair value of the PowerDial intellectual property acquired was $1,452,446, estimated by using a discounted cash flow approach based on future economic benefits associated with agreements its customers, or through expected continued business activities with its customers. In summary, the estimate was based on a projected income approach and related discounted cash flows over three years, with applicable risk factors assigned to assumptions in the forecasted results.

The acquisition cost of Zest was $650,667. The Company received assets valued at $2,571,943. The excess of assets received over the cost paid of $1,956,640 was credited to net income in accordance with ASC 805.

NOTE 9. OTHER ASSETS (LONG TERM)

Other assets were $1,244,092 and $0 as of December 31, 2010 and March 31, 2010, respectively. These assets include rent deposits and merchandise deposits at Johnny and long term prepaid expenses and insurance at Zest.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. ACCRUED LIABILITIES

Accrued liabilities were $4,512,788 and $911,360 as of September 30, 2010 and March 31, 2010, respectively. Such liabilities consisted of the following:

	December 31,	March 31,
	2010	2010
	(unaudited)	(audited)
Accrued salaries	$263,665	$235,874
Trade debt not in accounts payable	3,767,329	192,117
Accrued interest	497,605	483,639
Other accrued expenses	125,013	-
	$4,653,612	$911,630

NOTE 11. NOTES PAYABLE/ LONG-TERM DEBT

Notes payable and long term debt were $9,692,403 and $205,500 as of December 31, 2010 and March 31, 2010 consisted of the following:

IA Global, Inc.

On July 14, 2008 and August 11, 2008, the Company entered into three-year loan agreements with Artemis Capital Group LLC, pursuant to which the Company received loans in the principal amount totaling approximately $199,500 at an interest rate of 7.0% per annum. The interest was payable quarterly beginning in October 2008. The Company issued 60,000 shares of common stock as of September 30, 2008 and 11,091 shares of common stock on November 19, 2008, which serves as collateral for the loans. In addition, the Company paid $34,613 in fees, which are being amortized over the life of the loan. At the termination of the loans, the Company may repay the loans, forfeit the shares to the lender or renew the loans on a year by year basis based on mutually agreeable terms. The loan cannot be terminated within the first eighteen months of the loan and after this period, it can be repaid with a 10% penalty. Total interest expense for these loans for the nine months ended December 31, 2010 and 2009 was $8,378.

In connection with the acquisition of Asia Premier, the Company entered into a note payable totaling $268,000. As of March 31, 2010, a total of $6,000 remains unpaid from this note payable. The note payable was secured by the assets of Asia Premier and is non-interest bearing.

Car Planner

On January 10, 2010, Car Planner entered into an amended one year interest only loan agreement with Orix Corporation, a Japanese company and a customer of Car Planner. The amended loan has a principal balance of 37,500,000 Yen or approximately $460,793 at current exchange rates as of December 31, 2010 and requires monthly 2.5% interest only payments of 86,833 Yen or approximately $1,067 at current exchange rates. The loan is not guaranteed.

Johnny

Johnny has the following notes payable and long term debt as of December 31, 2010:

	Balance as of
Lendor	December 31, 2010	Due Date	Monthly Payment	Interest Rate	Guarantor	Collateral
Iwate Bank Co Ltd	¥68,520,000	December 1, 2023	¥274,000	4.625%	Chief Executive Officer	None
Iwate Bank Co Ltd	74,100,000	December 1, 2023	290,000	2.700%	Guaranty Society and Chief Executive Officer	None
Iwate Bank Co Ltd	18,520,000	December 1, 2023	74,000	2.700%	Guaranty Society and Chief Executive Officer	None
Iwate Bank Co Ltd	34,416,161	March 1, 2016	582,491	4.875%	Guaranty Society and Chief Executive Officer	Inventory
Labor insurance loan	1,394,235	None		None	None	None
Japan Finance Corporation Co Ltd	10,038,000	September 1, 2023	20,000	1.500%	Chief Executive Officer	None
Japan Finance Corporation Co Ltd	3,660,000	December 1, 2016	61,000	3.000%	Chief Executive Officer	None
Japan Finance Corporation Co Ltd	20,004,000	May 1, 2024	0	5.200%	Chief Executive Officer	None
Total Yen	¥230,652,396.00		¥1,301,491.00
	81.38143		81.38143
Total $	$2,834,214		$15,992

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Zest

Zest has the following notes payable and long term debt as of December 31, 2010:

	Balance as of
Lendor	December 31, 2010	Due Date	Monthly Payment	Interest Rate	Guarantor	Collateral
Himeji Credit Union	¥12,200,000	September 25, 2012	¥600,000	1.600%	Guarantee Association	None
Himeji Credit Union	¥42,400,000	November 29, 2013	¥1,200,000	1.875%	Guarantee Association	None
Himeji Credit Union	¥17,240,000	September 25, 2012	¥840,000	2.125%	Guarantee Association	None
Himeji Credit Union	¥24,500,000	April 20, 2013	¥850,000	2.200%	Guarantee Association	None
Himeji Credit Union	¥14,250,000	August 25, 2015	¥250,000	1.350%	Guarantee Association	None
Himeji Credit Union	¥26,400,000	January 27, 2017	¥360,000	1.300%	Guarantee Association	None
Himeji Credit Union	¥27,500,000	July 25, 2015	¥500,000	2.600%	Unsecured	None
Himeji Credit Union	¥18,000,000	August 31, 2011	¥2,000,000	2.900%	Unsecured	None
Himeji Credit Union	¥18,250,000	July 25, 2015	¥350,000	2.200%	Unsecured	None
Himeji Credit Union	¥20,000,000	September 30, 2011	¥2,000,000	2.900%	Unsecured	None
Japanese Municipal Treasury	¥47,886,000	July 20, 2016	¥714,000	1.250%	None	Property
Japanese Municipal Treasury	¥13,080,000	September 20, 2011	¥1,420,000	2.950%	None	Property
Japanese Municipal Treasury	¥13,590,000	July 20, 2014	¥315,000	2.550%	None	Property
Japanese Municipal Treasury	¥24,160,000	July 20, 2014	¥560,000	1.550%	None	Property
Japanese Municipal Treasury	¥42,440,000	February 20, 2015	¥840,000	2.550%	None	Property
Hyogo Credit Union	¥43,616,000	March 31, 2020	¥388,000	1.300%	Unsecured	Property
Hyogo Credit Union	¥33,000,000	April 20, 2011	¥73,000	2.600%	Unsecured	Property
Hyogo Credit Union	¥32,000,000	June 30, 2011	¥52,000	2.300%	Unsecured	Property
Mitsubishi Tokyo UFJ Bank	¥32,384,000	July 8, 2016	¥476,000	2.340%	Guarantee Association	None

Total Yen	¥502,896,000.00		¥13,788,000.00
	81.38143		81.38143
Total $	$ 6,179,493		$ 169,424

All the loans were used for working capital. Future principal repayments for all long term debt as of December 31, 2010 are as follows:

Notes Payable by year-

Years Ended December 31,
2011	$3,312,938
2012	1,543,958
2013	1,110,252
2014	840,534
2015	585,645
Beyond	2,299,078
Total	9,692,403
Less current portion of long term debt	(3,312,938)
Long term debt	$6,379,465

NOTE 12. RELATED PARTY TRANSACTIONS

Any material related party transactions are reported in applicable sections of this Form 10-Q.

NOTE 13. EQUITY TRANSACTIONS/ TREASURY STOCK

During the nine months ended December 31, 2010, the following stockholder equity events occurred:

Private Placements with Inter Asset Japan LBO No. 1 Fund

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2010, the Company sold to Ascendiant 351,454 shares at a purchase price of $.552 per share, or an aggregate price of $194,107. As of March 21, 2011, the Company sold to Ascendiant 383,523 shares at a purchase price of $0.547 per share, or an aggregate price of $194,107.

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

On or before December 8, 2010, we received a $105,000 funding commitment under a Stock Purchase Agreement (“RXR Purchase”) with RXR. Under the terms of the RXR Purchase, we agreed to issue and sell to RXR, 175,000 shares of our common stock for an aggregate purchase price of $105,000, or $0.60 per share, the price on signing.

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

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Purchase Agreement with Kosuki Doi (“Mr. Doi”)

On December 8, 2010, the Company received a $240,000 funding commitment under a Stock Purchase Agreement (“Doi Purchase”) with Mr. Doi. Under the terms of the Doi Purchase, the Company agreed to issue and sell to Mr. Doi, 400,000 shares of our common stock for an aggregate purchase price of $240,000, or $0.60 per share, the price on signing.

Mr. Doi’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Doi Purchase being accurate as of such dates.

The Company issued and sold the shares of common stock to Mr. Doi in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Doi Purchase contain certain representations and warranties of Mr. Doi and the Company, including customary investment-related representations provided by Mr. Doi, as well as acknowledgements by Mr. Doi that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. We provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

The Company issued and sold the shares of common stock to the Investor in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Zest

On November 22, 2010, the Company acquired 100% of Zest for $650,667. The Company issued 666,667 shares valued at $.616, the closing price on November 22, 2010 less a 30% discount for the illiquid nature of the Company stock. In addition, the Company issued 400,000 in a Subscription Agreement to an investor valued at $.60 per share or $240,000.  The Company agreed to register the shares within ninety days following the closing of the transaction and make reasonable efforts to cause the registration statement to become effective within sixty (60) days of the initial filing.

Acquisition of PowerDial

                 On December 17, 2010, the Company acquired 100% of PowerDial from Innovative Software Direct Plc, a U.K. company listed on the U.K. PLUS Market.

                  PowerDial was acquired for $1,4531,020 and was financed through the issuance of 2,400,000 shares of common stock valued at $.427 per share, the closing price on December 17, 2010 less a 30% discount for the illiquid nature of the Company stock,  and the assumption of $428,220 in debt. The common stock does not have registration rights. The common stock shall be restricted in accordance with the applicable resale regulations of the Securities and Exchange Commission and are subject to a lock-up agreement for six months.

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

                On October 25, 2010, the Company issued 20,000 shares of restricted shares of the Company’s common stock to Robert Jones for advisory services. The shares were valued at $.65 per share, the closing price on September 24, 2010, the day prior to the signing of the advisory agreement.

NOTE 14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations. The Company continues to work with various vendors and former employees on past due liabilities.

POTENTIAL LEGAL PROCEEDING – AMV

On April 1, 2009, the Company agreed to issue IAO Preferred Stock, at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010 and August 17, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock. The Company declined to convert this IAO Preferred Stock and their various other demands.

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

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LEGAL CLAIMS

On August 18, 2010, Fusion Systems, Inc. (“Fusion Systems”) sued the Company in the Superior Court in the County of San Francisco for breach of contract for 13, 681,107 Yen or approximately or approximately $164,000 at current exchange rates, plus interest and legal fees.  The case is scheduled for trial on August 21, 2011.

EMPLOYMENT AGREEMENTS

Brian Hoekstra’s Employment Agreement

On November 5, 2009, the Company entered into an Employment Agreement with Brian Hoekstra, the Company’s Chief Executive Officer, which is effective as of September 4, 2009.

                The Employment Agreement provides for a one-year term and is renewable on a mutually agreeable basis. The Company agreed to pay Mr. Hoekstra an annual base salary of $98,000, and provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Mr. Hoekstra is also eligible for discretionary performance bonuses based upon performance criteria to be determined by the Company’s Compensation Committee. If Mr. Hoekstra’s employment is terminated without Cause (as defined in the Employment Agreement), Mr. Hoekstra will be entitled to a payment equal to three months base salary paid at the Company’s discretion in a lump sum or over the subsequent year. On September 4, 2010, December 4, 2010 and March 4, 2011, the Company entered into Employment Agreement Extensions with Brian Hoekstra which extends his Employment Agreement dated September 4, 2009 to June 4, 2011. The Company is currently in technical default of the Hoekstra Employment Agreement related to unpaid payroll and expenses.

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

On December 17, 2010, the board of directors awarded Mr. Hoekstra an option to purchase 8,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.61 per share based on the adjusted closing price on December 17, 2010, the closing price the day the board of directors approved the grant. These options vest quarterly over three years from the date of the grant.

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

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 24, 2010, the Company entered into a new Employment Agreement with Mark Scott, which replaced his Employment Agreement dated August 24, 2009.

Mark Scott’s Employment Agreement (“Scott Agreement 2”) had a one-year term beginning on August 24, 2010, and is automatically renewable unless either party provides ninety days notice prior to the expiration of Scott Agreement 2. The Company agreed to pay Mr. Scott an annual base salary of $125,000, and provide for participation in the Company’s benefit programs available to other senior executives (including group insurance arrangements). Also under the Scott Agreement, Mr. Scott is eligible for performance bonuses of $10,000 per quarter and additional bonuses in the event the Company reaches certain performance measures and/or milestones established by the Compensation Committee of the Board or the entire Board. If Mr. Scott’s employment is terminated without Cause (as defined in the Scott Agreement), Mr. Scott will be entitled to a payment equal to one year’s annual base salary paid at the Company’s discretion in a lump sum or over the next year. The Company is currently in technical default of Scott Agreement 2 related to unpaid payroll and expenses.

On August 16, 2010, the board of directors awarded Mr. Scott an option to purchase 20,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.85 per share based on the adjusted closing price on August 16, 2010, the closing price the day the board of directors approved the grant. These options vest quarterly over three years from the date of the grant.

On December 17, 2010, the board of directors awarded Mr. Scott an option to purchase 8,000 shares of the Company’s common stock. The award was granted at the fair market price of $0.61 per share based on the adjusted closing price on December 17, 2010, the closing price the day the board of directors approved the grant. These options vest quarterly over three years from the date of the grant.

LEASES

The Company is obligated under various non-cancelable operating leases for their various facilities and certain equipment.

The aggregate unaudited future minimum lease payments, to the extent the leases have early cancellation options and excluding escalation charges, are as follows:

Years Ended December 31,
2011	$ 953,211
2012	830,102
2013	830,102
2014	486,597
2015	486,597
Beyond	973,195
Total	$ 4,559,805

NOTE 15. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

The following subsidiaries are the only reportable segments under the criteria of ASC Topic 280 (i) IA Global, the parent Company, operates as a global services and technology company focused on organic growth and expansion through global mergers and acquisitions; (ii) Car Planner Co Ltd. , which operates exclusively in Japan and receives service and commission revenue by selling automotive parts over the Internet to approximately 728 car dealers, gas stations, and car maintenance shops; (iii) Johnny Co Ltd, which operates in Japan and engages in the distribution and sales of new video gaming hardware and software; (iv) Zest Co Ltd, which operates in Japan and is engaged in the custom home design and construction business for middle class families looking for high quality at reasonable prices; and (v) PowerDial Systems, Ltd, which operates in the United Kingdom and provides VOIP and asset and annuity solutions covering all aspects of convergence, including voice, data, wireless and cable.

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited table presents revenues, operating income (loss) and total assets by Company for the three and nine months ended December 31, 2010 and 2009:

(dollars in thousands)
		Car Planner	Johnny		PowerDial		Discontinued
Company	IA Global, Inc.	Co Ltd	Co Ltd	Zest Co Ltd	Systems Ltd	Total	Operations	Total
Three Months Ended December 31, 2010-
Revenue	$-	$342	$2,064	$1,286	$90	$3,782	$-	$3,782
Operating (loss) income	(341)	(1)	27	314	(10)	(11)	-	(11)
Total assets	138	845	3,865	14,614	2,055	21,517	-	21,517

Three Months Ended December 31, 2009-
Revenue	$-	$-	$-	$-	$-	$-	$-	$-
Operating loss	(432)	-	-	-	-	(432)	-	(432)
Total assets	2,173	-	-	-	-	2,173	677	2,850

Nine Months Ended December 31, 2010-
Revenue	$-	$756	$4,451	$1,286	$90	$6,583	$-	$6,583
Operating (loss) income	(1,049)	(14)	136	314	(10)	(623)	-	(623)
Total assets	138	845	3,865	14,614	2,055	21,517	-	21,517

Nine Months Ended December 31, 2009-
Revenue	$-	$-	$-	$-	$-	$-	$-	$-
Operating loss	(2,094)	-	-	-	-	(2,094)	-	(2,094)
Total assets	2,173	-	-	-	-	2,173	677	2,850

			United		Discontinued
Geographic Region	U.S.	Japan	Kingdom	Total	Operations	Total
Three Months Ended December 31, 2010-
Revenue	$-	$3,692	$90	$3,782	$-	$3,782
Operating (loss) income	(341)	340	(10)	(11)	-	(11)
Total assets	138	19,324	2,055	21,517	-	21,517

Three Months Ended December 31, 2009-
Revenue	$-	$-	$-	$-	$-	$-
Operating loss	(432)	-	-	(432)	-	(432)
Total assets	2,173	-	-	2,173	677	2,850

Nine Months Ended December 31, 2010-
Revenue	$-	$6,493	$90	$6,583	$-	$6,583
Operating (loss) income	(1,049)	436	(10)	(623)	-	(623)
Total assets	138	19,324	2,055	21,517	-	21,517

Nine Months Ended December 31, 2009-
Revenue	$-	$-	$-	$-	$-	$-
Operating loss	(2,094)	-	-	(2,094)	-	(2,094)
Total assets	2,173	-	-	2,173	677	2,850

The following reconciles operating loss to net loss:

(dollars in thousands)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Operating loss	$(11)	$(432)	$(623)	$(2,094)
Other income (expense)	1,883	(192)	1,770	(4,317)
Net income (loss) from continuing operations before income taxes	1,872	(624)	1,147	(6,411)
Income taxes- current provision	161	-	157	-
Net income (loss) from continuing operations	1,711	(624)	990	(6,411)
Income from discontinued operations	240	9,915	736	7,354
Net income	1,951	9,291	1,726	943
Deemed preferred stock dividend	-	(125)	-	(317)
Noncontrolling interest	(31)	-	(87)	-
Net income attributable to IA Global, Inc.
common shareholders	$1,920	$9,166	$1,639	$626

IA GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. SUBSEQUENT EVENTS

The Company evaluates subsequent events, for the purpose of adjustment or disclosure, up through the date the financial statements are issued.

During February and March 2011, the Company entered into Senior Convertible Promissory Notes (“Notes”) with investors. The Company has received has $200,000 thus far out of an authorized $1,500,000.  The Notes are convertible at a 25% discount to the trailing twenty day moving average prior to one year of issuance. The Note provide for interest at 15% per annum. The Company agreed to issue 200,000 shares to the Note Holders as a condition to the funding. At the Company’s option, it may extend the repayment for an additional year by issuing an additional 200,000 shares. The Notes are secured by the assets of the Company.

During February and March 2011, the Company entered into Senior Convertible Promissory Notes (“Notes 2”) with officers and directors of the Company. The Company converted $190,048 of payroll and directors fees.  The Notes 2 are convertible at a 25% discount to the trailing twenty day moving average prior to one year of issuance. The Note 2 provide for interest at 15% per annum. The Company agreed to issue 190,048 shares to the Note 2 Holders as a condition to the funding. At the Company’s option, it may extend the repayment for an additional year by issuing an additional 200,000 shares. The Notes 2 are secured by the assets of the Company, but are subordinate to the Notes discussed above.

                On March 11, 2011, Japan experienced an 8.9 earthquake, followed by a related tsunami and other events. The Company has not experienced any casualties and all employees had been accounted for at Car Planner, Zest and Johnny. Zest and Car Planner are located in south Japan and there was no direct impact from the earthquake. Johnny is located north of Sendai, Japan. For an interim period, Johnny does not have power and the stores are not operating.

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

GENERAL DEVELOPMENT OF BUSINESS

THE COMPANY AND OUR BUSINESS

The Company and our Business

               We are a global services and technology company focused on organic growth and expansion through global mergers and acquisitions. We are currently utilizing its current business partnerships to acquire growth businesses in its target sectors and markets at a discount. We are also actively engaging businesses that would benefit from its business expertise, knowledge of global markets, and technology infrastructure.

Reverse Stock Split

On September 8, 2010, a 1-for-50 share consolidation, or reverse stock split was effective with the opening of trading. The primary objective in effecting a reverse stock split was to enable the Company to provide sufficient equity to continue its aggressive acquisition and roll up strategy. At our annual general meeting of shareholders held on December 18, 2009, shareholders approved a proposal authorizing the Board of Directors of the Company to effect a reverse split of our common shares at a ratio within a range of 1-for-25 and 1-for-50, as determined by the Board of Directors in its sole discretion. The Board of Directors approved the reverse split at a ratio of 1-for-50.

Unless otherwise indicated, the shares quantities in this Form 10-Q have been adjusted to reflect the 1-for-50 reverse stock split.

Japan Earthquake

                On March 11, 2011, Japan experienced an 8.9 earthquake, followed by a related tsunami and other events. We have not experienced any casualties and all employees had been accounted for at Car Planner, Zest and Johnny. Zest and Car Planner are located in south Japan and there was no direct impact from the earthquake. Johnny is located north of Sendai, Japan. For an interim period, Johnny does not have power and the stores are not operating.

Financial Results

During the fiscal year ended March 31, 2010, we had no revenues from continuing operations.  During the nine months ended December 31, 2010, we reported revenues of $6.6 million.

Certain recent developments relating to our efforts to generate additional liquidity, including through sales of its common stock, are described in more detail in the notes to the financial statements included in this Form 10-Q.

Acquisitions

During the nine months ended December 31, 2010, we closed the acquisition of the following companies:

Car Planner Co Ltd on May 20, 2010.
Johnny Co Ltd on June 4, 2010.
Zest Corporation Co. Ltd and Zest Home Co Ltd on November 22, 2010.
PowerDial Systems, Ltd and PowerDial Services, Ltd on December 17, 2010.

The acquisitions are described in more detail in the notes to the financial statements included in this Form 10-Q.

Deconsolidation of Business Process Outsourcing

In the Philippines, we acquired 100% of each of Shift on April 10, 2008 and Asia Premier on May 27, 2008.  Shift and Asia Premier were multi-service call center operations which were merged into a single company operating as Global Hotline Philippines. On June 14, 2010, we recorded an intangible asset impairment of $793,000 as of March 31, 2010. On September 30, 2010, we reached the decision to deconsolidate the operations of Global Hotline Philippines. We reported net loss improved by $497,000 for the nine months ended December 31, 2010 and its stockholders’ deficiency as of December 31, 2010 decreased by $497,000 as a result of recording a gain from the deconsolidation of Global Hotline Philippines represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

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

CORPORATE INFORMATION

We were incorporated in Delaware on November 12, 1998. Our executive offices are located at 101 California Street, Suite 2450, San Francisco, CA 94111 and our operating units are located in Japan and the United Kingdom. Our telephone number is (415) 946-8828 and our principal website address is located at www.iaglobalinc.com. The information on our website is not incorporated as a part of this Form 10-Q.

THE COMPANY’S COMMON STOCK

Our common stock currently trades on the OTCBB Exchange ("OTCBB") under the symbol "IAGIE." After the filing of this Form 10-Q, the Company expects to trade under the symbol “IAGI.”

KEY MARKET PRIORITIES

Currently, our key market priorities are, among other things, to:

•	To acquire profitable, sustainable global services and technology companies.

•	Capitalize on our new funding.

•	Effectively manage and scale, where appropriate, our recent acquisitions of Car Planner, Johnny, Zest and PowerDial.

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

(dollars in thousands)

(dollars in thousands)
	Three Months Ended December 31,
	2010	2009	$ Variance	% Variance
	(unaudited)	(unaudited)
Revenue	$3,782	$-	$3,782	100.0%
Cost of sales	2,198	-	2,198	(100.0)%
Gross profit	1,584	-	1,584	100.0%
Selling, general and administrative expenses	1,595	432	1,163	(269.2)%
Operating loss	(11)	(432)	421	97.5%
Other income (expense):
Interest expense and amortization of finance costs	(84)	(141)	57	40.4%
Other (expense) income	10	(51)	61	119.6%
Income related to excess of fair value of assets acquired over the cost of
acquisition of Zest Co Ltd	1,957	-	1,957	100.0%
Total other income (expense)	1,883	(192)	2,075	1080.7%
Net income (loss) from continuing operations before income taxes	1,872	(624)	2,496	400.0%
Income taxes- current provision	162	-	162	(100.0)%
Net income (loss) from continuing operations	1,710	(624)	2,334	374.0%
Income from discontinued operations	240	9,915	(9,675)	97.6%
Net income	1,950	9,291	(7,341)	(79.0)%
Deemed preferred stock dividend	-	(125)	125	100.0%
Noncontrolling interest	(30)	-	(30)	(100.0)%
Net income attributable to IA Global, Inc. common shareholders	$1,920	$9,166	$(7,246)	(79.1)%

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2009

REVENUE

Net revenue for the three months ended December 31, 2010 increased $3,782,000 to $3,782,000 as compared to $0 for the three months ended December 31, 2009.  We acquired Car Planner on May 20, 2010, Johnny on June 4, 2010, Zest on November 22, 2010 and PowerDial on December 17, 2010.

COST OF SALES

Cost of sales for the three months ended December 31, 2010 increased $2,198,000 to $2,198,000 as compared to $0 for the three months ended December 31, 2009. We acquired Car Planner on May 20, 2010, Johnny on June 4, 2010, Zest on November 22, 2010 and PowerDial on December 17, 2010.

EXPENSES

Selling, general and administrative expenses for the three months ended December 31, 2010 increased $1,163,000 to $1,595,000 as compared to $432,000 for the three months ended December 31, 2009. We acquired Car Planner on May 20, 2010, Johnny on June 4, 2010, Zest on November 22, 2010 and PowerDial on December 17, 2010.

In addition, we incurred a $100,000 expense related to the acquisition of PowerDial.

The selling, general and administrative expenses for the three months ended December 31, 2010 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option, amortization of intangible assets and other general and administrative costs.

NET INCOME

Net income for the three months ended December 31, 2010 was $1,950,000 as compared to a net income of $9,291,000 for the three months ended December 31, 2009.

The acquisition cost of Zest was $650,667. The Company received assets valued at $2,607,307. The excess of assets received over the cost paid of $1,956,640 was credited to net income in accordance with ASC 805.

During the three months ended December 31, 2010 and 2009, respectively, we recorded net income on discontinued operations of $.2 million and $9.9 million at Global Hotline and Global Hotline Philippines.

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

On September 30, 2010, we reached the decision to deconsolidate the operations of Global Hotline Philippines. Our reported net loss improved by $.5 million for the nine months ended December 31, 2010 and its stockholders’ deficiency as of December 31, 2010 decreased by $.5 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

The following table presents certain consolidated statement of operations information and presentation of that data as a percentage of change from period-to-period.

(dollars in thousands)

Revenue	$6,583	$-	$6,583	100.0%
Cost of sales	3,917	-	3,917	(100.0)%
Gross profit	2,666	-	2,666	100.0%
Selling, general and administrative expenses	3,289	2,094	1,195	(57.1)%
Operating loss	(623)	(2,094)	1,471	70.2%
Other income (expense):
Interest expense and amortization of finance costs	(183)	(184)	1	0.5%
Other (expense) income	(4)	29	(33)	(100.0)%
Income related to excess of fair value of assets acquired over the cost of
acquisition of Zest Co Ltd	1,957	-	1,957	100.0%
Loss on equity investment in Slate Consulting Co Ltd	-	(16)	16	100.0%
Loss on forfeiture of Taicom Securities Co Ltd	-	(2,861)	2,861	100.0%
Loss on sale of Slate Consulting Co Ltd	-	(1,285)	1,285	100.0%
Total other income (expense)	1,770	(4,317)	6,087	141.0%
Net income (loss) from continuing operations before income taxes	1,147	(6,411)	7,558	117.9%
Income taxes- current provision	157	-	157	(100.0)%
Net income (loss) from continuing operations	990	(6,411)	7,401	115.4%
Income from discontinued operations	736	7,354	(6,618)	90.0%
Net income	1,726	943	783	83.0%
Deemed preferred stock dividend	-	(317)	317	100.0%
Noncontrolling interest	(87)	-	(87)	(100.0)%
Net income attributable to IA Global, Inc. common shareholders	$1,639	$626	$1,013	161.8%

NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2009

REVENUE

Net revenue for the nine months ended December 31, 2010 increased $6,583,000 to $6,583,000 as compared to $0 for the nine months ended December 31, 2009.  We acquired Car Planner on May 20, 2010, Johnny on June 4, 2010, Zest on November 22, 2010 and PowerDial on December 17, 2010.

COST OF SALES

Cost of sales for the nine months ended December 31, 2010 increased $3,917,000 to $3,917,000 as compared to $0 for the nine months ended December 31, 2009. We acquired Car Planner on May 20, 2010, Johnny on June 4, 2010, Zest on November 22, 2010 and PowerDial on December 17, 2010.

EXPENSES

Selling, general and administrative expenses for the nine months ended December 31, 2010 increased $1,195,000 to $3,289,000 as compared to $2,094,000 for the nine months ended December 31, 2009. We acquired Car Planner on May 20, 2010, Johnny on June 4, 2010, Zest on November 22, 2010 and PowerDial on December 17, 2010.

The expenses for the nine months ended December 31, 2010 included a $100,000 related to the acquisition of PowerDial and a 7 million Yen, or approximately $80,000 at current exchange rate, fee with a shareholder for due diligence and advisory services related to the acquisition of Johnny and Car Planner. The expenses for the nine months ended December 31, 2009 included severance pay of $200,000 for our former Chief Executive Officer and forensic audit expenses of $414,000 incurred during the review of Global Hotline.

The selling, general and administrative expenses for the nine months ended December 31, 2010 consisted primarily of employee and independent contractor expenses, rent, audit, overhead, equipment and depreciation, professional and consulting fees, sales and marketing costs, investor relations, legal, stock option, amortization of intangible assets and other general and administrative costs.

NET INCOME

Net income for the nine months ended December 31, 2010 was $1,726,000 as compared to a net income of $943,000 for the nine months ended December 31, 2009.

The acquisition cost of Zest was $650,667. The Company received assets valued at $2,607,307. The excess of assets received over the cost paid of $1,956,640 was credited to net income in accordance with ASC 805.

During the nine months ended December 31, 2010 and 2009, respectively, we recorded net income on discontinued operations of $.7 million and $7.4 million at Global Hotline and Global Hotline Philippines.

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

On September 30, 2010, we reached the decision to deconsolidate the operations of Global Hotline Philippines. Our reported net loss improved by $.5 million for the nine months ended December 31, 2010 and its stockholders’ deficiency as of December 31, 2010 decreased by $.5 million as a result of recording a gain from the forfeiture of Global Hotline represented by the excess of Global Hotline Philippines liabilities over its assets on the deconsolidation date.

During the nine months ended December 31, 2009, we recorded a $2.9 million loss on the forfeiture of Taicom Securities Co Ltd and $1.3 million on the sale of Slate Consulting Co Ltd.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of approximately $2.5 million, a working capital deficit of approximately $2.0 million and total indebtedness of $9.7 million as of December 31, 2010. In addition, we have $4.6 million due under operating leases in 2011 and future years.

During February and March 2011, the Company entered into Notes with investors. We have received $200,000 thus far out of an authorized $1,500,000.  The Notes are convertible at a 25% discount to the trailing twenty day moving average prior to one year of issuance. The Note provide for interest at 15% per annum. We agreed to issue 200,000 shares to the Note Holders as a condition to the funding. At the Company’s option, it may extend the repayment for an additional year by issuing an additional 200,000 shares. The Notes are secured by the assets of the Company.

During February and March 2011, the Company entered into Notes 2 with officers and directors of the Company. We converted $190,048 of payroll and directors fees.  The Notes 2 are convertible at a 25% discount to the trailing twenty day moving average prior to one year of issuance. The Notes 2 provide for interest at 15% per annum. We agreed to issue 190,048 shares to the Note 2 Holders as a condition to the funding. At the Company’s option, it may extend the repayment for an additional year by issuing an additional 200,000 shares. The Notes 2 are secured by the assets of the Company, but are subordinate to the Notes discussed above.

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

Since our inception, we have financed our operations primarily through sales of our equity securities in our initial public offering and from several private placements, loans and capital contributions, primarily from related parties. Net cash proceeds from these items have totaled approximately $23.2 million as of December 31, 2010, with approximately $8.8 million raised in the initial public offering, $11.0 million raised in private placements and $4.0 million raised in the conversion of debt, offset by $0.8 million used for the share repurchase program. In addition, we have issued equity for non-cash items totaling $36.1 million, including $7.0 million from the ASFL equity investment, $4.1 million from the Taicom equity investment, $1.4 million each from the GPlus and Slate equity investments, $.3 and $.2 million related to the Asia Premier and Shift acquisition, respectively, $.3 and $.2 million related to the acquisition of Car Planner and Johnny, respectively, $.7 million related to the acquisition of Zest, $2.4 million related to the acquisition of PowerDial, $7.5 million issued for services, $3.6 million related to a beneficial conversion feature, $4.0 million from debenture conversions, and $3.1 million related to the Global Hotline acquisition. Additional funding was obtained from notes payable and long term debt of approximately $.2 million, excluding debt assumed with the acquisition of Johnny, Car Planner, Zest and PowerDial.

OPERATING ACTIVITIES

Net cash used in operating activities for continuing operations for the nine months ended December 31, 2010 was $1.0 million. This amount was primarily related to a net income of $1.7 million, depreciation and amortization and other non-cash expenses of $.5 million and a decrease in other assets of $.3 million,  offset by net cash used for discontinued operations  of $ .7 million, income related to the excess of the value of assets acquired over the cost of acquisition of Zest of $2.0 million and an increase in inventory of $.5 million. We acquired Car Planner on May 20, 2010, Johnny on June 4, 2010, Zest on November 22, 2010 and PowerDial on December 17, 2010.

INVESTING ACTIVITIES

Net cash provided by investing activities for the nine months ended December 31, 2010 was $2.0 million. This amount was primarily related to net cash from acquisitions of $ 2.0 million. We acquired Car Planner on May 20, 2010, Johnny on June 4, 2010, Zest on November 22, 2010 and PowerDial on December 17, 2010.

FINANCING ACTIVITIES

Net cash used in financing activities for the nine months ended December 31, 2010 was $.9 million. This amount was primarily related to the return of the $2.2 million Korean escrow deposit on April 16, 2010, offset by sale of common stock of $.9 million and proceeds from debt of $.4 million.

The Company’s unaudited contractual cash obligations as of December 31, 2010 are summarized in the table below (1):

		Less Than			Greater Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$4,559,805	$953,211	$1,660,204	$973,195	$973,195
Note payable	9,692,403	3,312,938	2,654,210	1,426,179	2,299,076
Capital expenditures	0	0	0	0	0
Acquisitions	0	0	0	0	0
	$14,252,208	$4,266,149	$4,314,414	$2,399,374	$3,272,271

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

REVENUE RECOGNITION

Our revenue is derived from other products and services. Revenue is considered realized when the services have been provided to the customer, the work has been accepted by the customer and collectability is reasonably assured. Furthermore, if an actual measurement of revenue cannot be determined, we defer all revenue recognition until such time that an actual measurement can be determined. If during the course of a contract management determines that losses are expected to be incurred, such costs are charged to operations in the period such losses are determined. Revenues are deferred when cash has been received from the customer but the revenue has not been earned. We recorded deferred revenue of $319,118 and $0 as of December 31, 2010 and March 31, 2010, respectively.

INVENTORIES

Inventory consists of gaming hardware and software and trading cards at Johnny, land and buildings at Zest and equipment at PowerDial and is stated at the lower of cost or market on the first-in, first-out method.  Inventories are considered available for resale when drop shipped and invoiced directly to a customer from a vendor, or when physically received at a warehouse location.  The company records a provision for excess and obsolete inventory whenever an impairment has been identified or products have been discarded. There is no provision for impaired inventory as of December 31, 2010.

PROPERTY, PLANT AND EQUIPMENT

               Equipment consists of vehicles, machinery, equipment and software, which are stated at cost less accumulated depreciation and amortization. Depreciation of machinery and equipment is computed by the accelerated or straight-line methods over the estimated useful lives of the relevant asset, generally 2-15 years. Buildings and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation of buildings and leasehold improvements is computed by the accelerated or straight-line methods over the estimated useful lives of the relevant asset, generally 10-24 years. Land is stated at cost and is not depreciated.

INCOME TAXES

We are subject to income taxes in both the U.S. and foreign (Japan and United Kingdom) jurisdictions. Significant judgment is required in determining the provision for income taxes. We recorded a valuation for the deferred tax assets from our net operating losses carried forward in the US due to IA Global, Inc. not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation.

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

Potential Legal Proceeding – AMV

On April 1, 2009, we agreed to issue IAO Preferred Stock, at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010 and August 17, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock. We declined to convert this IAO Preferred Stock and their various other demands.

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

Legal Claims

On August 18, 2010, Fusion Systems, sued us in the Superior Court in the County of San Francisco for breach of contract for 13,681,107 Yen or approximately or approximately $164,000 at current exchange rates, plus interest and legal fees.  The case is scheduled for trial on August 21, 2011.

We will need additional financing to support our business strategy (which includes acquiring or investing in new businesses) and ongoing operations.

Cash is retained at the subsidiary level for business operations. IA Global, Inc. (parent company) does not access this cash. We will need to obtain additional financing in order to continue our current parent company and subsidiary operations, service our debt and liability payments and acquire businesses. There can be no assurance that we will be able to secure funding, or that if such funding is available, the terms or conditions would be acceptable to us. If the Company (parent company or subsidiary) is unable to obtain additional financing, we may need to restructure our operations, divest all or a portion of our business or file for bankruptcy.

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

As of December 31, 2010, large unaffiliated Japanese investors, (collectively, the “Japanese investors”) collectively held approximately 41.7% of our common stock. Such Japanese investors could cause a change of control of our Board of Directors (the “Board”) if in combination with another large shareholder, elects candidates of their choice to the Board at a shareholder meeting, and approve or disapprove any matter requiring stockholder approval, regardless of how our other shareholders may vote. Further, under Delaware law, Japanese investors and other large shareholders could have a significant influence over our affairs, if in combination with another large shareholder, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

The sale of a significant number of our shares of common stock could depress the price of our common stock.

Sales or issuances of a large number of shares of common stock (including pursuant to the equity line of credit transaction that we entered into with Ascendiant Capital Group, LLC, which is described in more detail elsewhere in this Form 10-Q) in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 21, 2011, there were 11.6 million shares of common stock issued and outstanding. Significant shares of common stock are held by our principal shareholders, other Company insiders and other large shareholders. Any “affiliates” (as defined under Rule 144 of the Securities Act (“Rule 144”)) of the Company and other Company insiders may only sell their shares of common stock in the public market pursuant to an effective registration statement or in compliance with Rule 144.

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

We are dependent on key personnel.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering certain of our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. Our employment agreement with our Chief Executive Officer expires March 4, 2011. We are currently in technical default of our employment agreement with our Chief Executive and Financial Officers. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations are located in Japan and the United Kingdom. We do not trade in hedging instruments or “other than trading” instruments and a significant change in the foreign currency exchange rate between the Japanese Yen, British Pound Sterling and U.S. Dollar would have a material adverse or positive effect on our business, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY RISK

We were exposed to foreign currency risks due to our operations in Japan and the United Kingdom. We do not trade in hedging instruments or “other than trading” instruments and we are exposed to foreign currency exchange risks.

INTEREST RATE RISK

We are not exposed to interest rate risks. The Company does not trade in hedging instruments or “other than trading” instruments and is exposed to interest rate risks. We believe that the impact of a 10% increase or decline in interest rates would not be material to our financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Except as disclosed, there are no pending legal proceedings against us that are expected to have a material adverse effect on our cash flows, financial condition or results of operations. We continue to work with various vendors and former employees on past due liabilities.  Below are descriptions of our potential legal proceedings.

Potential Legal Proceeding – AMV

On April 1, 2009, we agreed to issue IAO Preferred Stock, at $1,000 per share, to AMV for $317,000 in the Amendment to Share Exchange Agreement. On January 11, 2010 and August 17, 2010, AMV requested that the $317,000 of IAO Preferred Stock be converted into 12,800,000 shares of the Company’s common stock. We declined to convert this IAO Preferred Stock and their various other demands.

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

Legal Claims

On August 18, 2010, Fusion Systems, sued us in the Superior Court in the County of San Francisco for breach of contract for 13,681,107 Yen or approximately or approximately $164,000 at current exchange rates, plus interest and legal fees.  The case is scheduled for trial on August 21, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2010, the Company made the following sales (or agreed to make future sales) of equity securities pursuant to the exemption from registration provided under Section 4(2) of the Securities Act:

Equity Line of Credit Transaction with Ascendiant

On September 29, 2009, we entered into a Securities Purchase Agreement with Ascendiant, pursuant to which Ascendiant agreed to purchase up to $5,000,000 worth of shares of our common stock from time to time over a 24-month period, provided that certain conditions are met. The financing arrangement entered into by the Company and Ascendiant is commonly referred to as an “equity line of credit” or an “equity drawdown facility.”

As of December 31, 2010, we sold to Ascendiant 351,454 shares at a purchase price of $.552 per share, or an aggregate price of $194,107. As of March 21, 2011, we sold to Ascendiant 383,523 shares at a purchase price of $0.547 per share, or an aggregate price of $194,107.

Stock Purchase Agreement with RXR

On or before December 8, 2010, we received a $105,000 funding commitment under a Stock Purchase Agreement (“RXR Purchase”) with RXR. Under the terms of the RXR Purchase, we agreed to issue and sell to RXR, 175,000 shares of our common stock for an aggregate purchase price of $105,000, or $0.60 per share, the price on signing.

RXR’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the RXR Purchase being accurate as of such dates.

The Company issued and sold the shares of common stock to RXR in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The RXR Purchase contained certain representations and warranties of RXR and the Company, including customary investment-related representations provided by RXR, as well as acknowledgements by RXR that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. We provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

We issued and sold the shares of common stock to the Investor in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.

Stock Purchase Agreement with Mr. Doi

On December 8, 2010, we received a $240,000 funding commitment under a Stock Purchase Agreement (“Doi Purchase”) with Mr. Doi. Under the terms of the Doi Purchase, we agreed to issue and sell to Mr. Doi, 400,000 shares of our common stock for an aggregate purchase price of $240,000, or $0.60 per share, the price on signing.

Mr. Doi’s obligation to purchase the foregoing shares by the dates specified was conditioned upon the representations and warranties of the Company contained in the Doi Purchase being accurate as of such dates.

The Company issued and sold the shares of common stock to Mr. Doi in reliance on the exemption provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC thereunder.

The Doi Purchase contain certain representations and warranties of Mr. Doi and the Company, including customary investment-related representations provided by Mr. Doi, as well as acknowledgements by Mr. Doi that it has reviewed certain disclosures of the Company (including the periodic reports that the Company has filed with the SEC) and that the Company’s issuance of the shares has not been registered with the SEC or qualified under any state securities laws. We provided customary representations regarding, among other things, its organization, capital structure, subsidiaries, disclosure reports, absence of certain legal or governmental proceedings, financial statements, tax matters, insurance matters, real property and other assets, and compliance with applicable laws and regulations.

We issued and sold the shares of common stock to the Investor in reliance on the exemption from the registration requirements set forth in the Securities Act provided under Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under the Securities Act.
Acquisition of Zest

                 On November 22, 2010, we acquired 100% of Zest for $650,667. The Company issued 666,667 shares valued at $.616, the closing price on November 22, 2010 less a 30% discount for the illiquid nature of our stock. In addition, we issued 400,000 in a Subscription Agreement to an investor valued at $.60 per share or $240,000.  We agreed to register the shares within ninety days following the closing of the transaction and make reasonable efforts to cause the registration statement to become effective within sixty (60) days of the initial filing.

Acquisition of PowerDial

On December 17, 2010, we acquired 100% of PowerDial from Innovative Software Direct Plc, a U.K. company listed on the U.K. PLUS Market.

PowerDial was acquired for $1,453,020 and was financed through the issuance of 2,400,000 shares of common stock valued at $.427 per share, the closing price on December 17, 2010 less a 30% discount for the illiquid nature of our stock,  and the assumption of $428,220 in debt. The common stock does not have registration rights. The common stock shall be restricted in accordance with the applicable resale regulations of the Securities and Exchange Commission and are subject to a lock-up agreement for six months.

Other Equity Issuance

                On October 25, 2010, we issued 20,000 shares of restricted shares of the Company’s common stock to Robert Jones for advisory services. The shares were valued at $.65 per share, the closing price on September 24, 2010, the day prior to the signing of the advisory agreement.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Letter of Intent dated October 13, 2010 by and between IA Global, Inc. and Innovative Software Direct Plc. (1)
10.2	Share Exchange Agreement dated November 22, 2010 by and between IA Global, Inc. and Kansai Trust Co Ltd and Yukata Kanatani. (1)
10.3	Employment Agreement Extension dated December 4, 2010 by and between IA Global, Inc. and Brian Hoekstra. (1) *
10.4	Stock Purchase Agreement dated December 8, 2010 by and between IA Global, Inc. and Kotsuki Doi. (1)
10.5	Stock Purchase Agreement dated December 8, 2010 by and between IA Global, Inc. and RXR Cross Border Investment Un. (1)
10.6	Share Exchange Agreement dated December 17, 2010 by and between IA Global, Inc. and Innovative Software Direct Plc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 906 Certifications
__________________
* Indicates management contract or compensatory plan.

(1) Filed herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 21, 2011	IA GLOBAL, INC. (Registrant)

	By:	/s/ Brian Hoekstra
Brian Hoekstra Chief Executive Officer (Principal Executive Officer)

By:	/s/ Mark Scott
Mark Scott Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter of Intent dated October 13, 2010 by and between IA Global, Inc. and Innovative Software Direct Plc.
10.2	Share Exchange Agreement dated November 22, 2010 by and between IA Global, Inc. and Kansai Trust Co Ltd and Yukata Kanatani.
10.3	Employment Agreement Extension dated December 4, 2010 by and between IA Global, Inc. and Brian Hoekstra.
10.4	Stock Purchase Agreement dated December 8, 2010 by and between IA Global, Inc. and Kotsuki Doi.
10.5	Stock Purchase Agreement dated December 8, 2010 by and between IA Global, Inc. and RXR Cross Border Investment Un.
10.6	Share Exchange Agreement dated December 17, 2010 by and between IA Global, Inc. and Innovative Software Direct Plc.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32	Section 906 Certifications